Form 10-Q
period 2004-09-30
Stereotaxis, Inc.
filed 2004-11-12
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-50884

STEREOTAXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3120386
(State of Incorporation)	(I.R.S. employer identification no.)

4041 Forest Park Avenue St. Louis, Missouri	63108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 615-6940

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value, 27,121,550 shares issued and outstanding as of October 29, 2004

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,776,711	$21,356,247
Short-term investments	10,074,302	5,124,365
Accounts receivable, net allowance of $140,918 and $116,725 in 2004 and 2003	7,456,885	559,721
Current portion of long-term receivables	153,896	155,331
Inventories	4,120,622	4,430,228
Prepaid expenses and other current assets	2,348,305	876,264

Total current assets	71,930,721	32,502,156
Property and equipment, net	1,587,057	2,309,467
Intangible assets	1,844,444	1,944,444
Long-term receivables	307,791	465,993
Other assets	124,804	101,359
Long-term investments	1,872,708	—

Total assets	$77,667,525	$37,323,419

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$1,183,975	$2,289,314
Accounts payable	2,585,977	1,697,497
Accrued liabilities	6,069,617	4,936,233
Deferred revenue	2,746,098	814,393

Total current liabilities	$12,585,667	$9,737,437
Long-term debt, less current maturities	1,166,667	2,243,768
Other liabilities	25,481	75,786
Stockholders’ equity:
Convertible preferred stock, issued in series, par value $0.001; 10,000,000 and 65,000,000 shares authorized at 2004 and 2003, respectively, 0 and 61,055,286 issued and outstanding at 2004 and 2003, respectively ; liquidation preference of $146,819,436 at December 31, 2003.	—	61,055

Common stock, par value of $0.001; 100,000,000 and 80,000,000 shares authorized at 2004 and 2003, respectively; 27,148,261 and 1,515,150 issued at 2004 and 2003, respectively	27,148	1,515
Additional paid-in capital	173,851,049	113,921,587
Deferred compensation	(573,064)	(835,801)
Treasury stock, 36,519 and 18,316 shares at 2004 and 2003, respectively	(162,546)	(17,750)
Notes receivable from sales of stock	(171,032)	(448,413)
Accumulated deficit	(108,949,343)	(87,415,765)
Accumulated other comprehensive loss	(132,502)	—

Total stockholders’ equity	63,889,710	25,266,428

Total liabilities and stockholder’s equity	$77,667,525	$37,323,419

See accompanying notes to financial statements

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Systems revenue	$5,371,216	$888,588	$11,518,568	$2,150,619
Disposables, service and accessories revenue	342,395	152,344	1,177,867	293,453
Other revenue	—	—	—	725,900

Total revenue	5,713,611	1,040,932	12,696,435	3,169,972
Cost of revenue	2,729,518	601,622	7,706,949	2,185,126

Gross margin	2,984,093	439,310	4,989,486	984,846

Operating expenses:
Research and development	4,189,578	3,574,679	14,019,807	9,171,117
General and administration	1,667,119	1,289,896	4,676,451	3,570,231
Sales and marketing	2,518,445	1,718,203	7,949,104	4,105,610

Total operating expenses	8,375,142	6,582,778	26,645,362	16,846,958

Operating loss	(5,391,049)	(6,143,468)	(21,655,876)	(15,862,112)
Interest income	186,095	64,117	457,300	241,957
Interest expense	(112,535)	(114,761)	(335,002)	(325,919)

Net loss	$(5,317,489)	$(6,194,112)	$(21,533,578)	$(15,946,074)

Net loss per common share:
Basic and diluted	$(0.34)	$(4.68)	$(3.46)	$(12.52)

Weighted average shares used in computing net loss per common share:
Basic and diluted	15,567,170	1,323,817	6,219,334	1,273,666

See accompanying notes to financial statements

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(21,533,578)	$(15,946,074)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	584,392	355,684
Amortization	100,000	22,222
Noncash compensation	357,449	369,027
Noncash interest receivable from sale of stock	12,612	(14,631)
Noncash other	41,476	—
Changes in operating assets and liabilities:
Accounts receivable	(6,897,164)	(1,132,445)
Notes receivable	159,637	—
Inventories	309,606	(1,775,581)
Prepaid expenses and other current assets	(1,269,670)	(370,194)
Other assets	(23,445)	18,974
Accounts payable	888,480	273,541
Accrued liabilities	1,133,384	174,069
Deferred contract revenue	1,931,705	(208,671)
Other liabilities	123,613	21,803

Net cash used in operating activities	(24,081,503)	(18,212,276)

Cash flows from investing activities:
Purchase of equipment	(1,393,362)	(1,587,726)
Sale of equipment	1,489,904	—
Purchase of short-term investments, net	(5,083,043)	(5,097,936)
Purchase of long-term investments, net	(1,872,104)	—

Net cash used in investing activities	(6,858,605)	(6,685,662)

Cash flows from financing activities:
Proceeds from long-term debt	2,000,000	636,389
Payments under long-term debt	(2,182,440)	(1,036,359)
Proceeds from issuance of stock and warrants, net of issuance costs	57,423,142	15,464,636
Purchase of treasury stock	(90)	—
Payments received on notes receivable from sale of common stock	119,960	11,500

Net cash provided by financing activities	57,360,572	15,076,166

Net increase (decrease) in cash and cash equivalents	26,420,464	(9,821,772)
Cash and cash equivalents at beginning of period	21,356,247	28,834,123

Cash and cash equivalents at end of period	$47,776,711	$19,012,351

Supplemental disclosures of cash flow information:
Noncash items:
Acquisition of purchased technology upon issuance of convertible note payable	$—	$2,000,000
Conversion of note payable and accrued interest to common stock	2,173,918
Acquisition of treasury shares in lieu of payment of notes receivable	144,809
Interest paid	205,180	325,919

See accompanying notes to financial statements

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

Unaudited

1.	Basis of Presentation

The accompanying financial statements of Stereotaxis, Inc. (the Company), in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) on August 12, 2004, which included audited financial statements for our three fiscal years ended December 31, 2003. Certain prior year amounts have been reclassified to conform with the 2004 presentation.

The results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results for the entire 2004 calendar year.

2.	Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

The Company has deducted shares subject to repurchase from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding convertible preferred stock, options and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. As of September 30, 2004, the Company had 2,216,250 shares of common stock outstanding issuable upon the exercise of outstanding options at a weighted average exercise price of $5.33 per share and warrants for 1,135,526 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.53 per share.

3.	Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock Based Compensation –

Transition and Disclosure, an Amendment of FASB Statement No. 123” (SFAS 148) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to follow the disclosure only provisions of SFAS 123. Under APB Opinion 25 no compensation expense is recorded for options granted to officers and directors for grants which are not variable. The Company records compensation expense for variable options granted to officers and for options granted to non-employees, including individuals for scientific advisory services.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation :

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Net loss as reported	$(5,317,489)	$(6,194,112)	$(21,533,578)	$(15,946,074)
Add stock-based compensation included in net loss	102,908	122,416	357,449	369,027
Deduct stock-based compensation under fair value method	(798,422)	(441,259)	(2,134,206)	(1,325,391)
Pro-forma net loss	$(6,013,003)	$(6,512,955)	$(23,310,335)	$(16,902,438)
Net loss per share, as reported	$(0.34)	$(4.68)	$(3.46)	$(12.52)
Net loss per share, pro-forma	$(0.39)	$(4.92)	$(3.75)	$(13.27)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine-month periods ended September 30, 2004 and 2003, respectively: dividend yield of 0%, expected volatility of 120%, risk-free interest rates ranging from 1.09 to 5.28%, and expected life of ten years.

4.	Comprehensive (Loss)

Comprehensive (loss) for the three-month periods ended September 30, 2004 and 2003 was ($5,296,738) and ($6,194,112), respectively. Comprehensive (loss) for the nine-month periods ended September 30, 2004 and 2003 was ($21,666,080) and ($15,946,074), respectively. The only adjustment to net loss in arriving at comprehensive loss is the unrealized gain or loss on investments available for sale.

5.	Inventory

Inventory consists of the following:

	September 30, 2004	December 31, 2003
Raw materials	$1,714,799	$975,052
Work in process	388,263	487,344
Finished goods	2,126,784	3,073,584
Reserve for obsolescence	(109,224)	(105,752)

Total inventory	$4,120,622	$4,430,228

6.	Stockholders’ Equity

Initial Public Offering

In August 2004, the Company completed an initial public offering whereby it sold 5,500,000 shares of its common stock at $8.00 per share. In September 2004 the underwriters exercised their option to purchase an additional 462,352 shares of the Company’s common stock. The net proceeds to the Company were approximately $41,400,000 after deducting the underwriting discount and other expenses incurred in connection with the initial public offering.

Convertible Preferred Stock; Convertible Promissory Note

As part of the initial public offering completed in August 2004, all of the Company’s convertible preferred stock was converted into 19,282,335 shares of common stock and the outstanding principal and interest on a convertible promissory note in favor of Siemens AG, one of the Company’s strategic partners, converted into 271,739 shares of common stock, in each case as of August 17, 2004.

Reverse stock split

The Company completed a 1-for-3.6 reverse stock split of its outstanding common stock in July 2004. Accordingly, all common shares and per-share data for all periods presented have been restated to give retroactive effect to this event.

2004 Employee Stock Purchase Plan

Upon the effectiveness of the initial public offering, the Company adopted its 2004 Employee Stock Purchase Plan and reserved 277,777 shares of common stock for issuance pursuant to the plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2003 included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on August 12, 2004. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Factors That May Affect Future Results.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of coronary artery disease and arrhythmias. The Stereotaxis System is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using computer-controlled, externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, shorter procedure time and reduced x-ray exposure. The core components of the Stereotaxis system have received regulatory clearance in the U.S. and Europe.

We believe that our system represents a revolutionary technology in the interventional surgical suite, or “cath lab”, and has the potential to become the standard of care for a broad range of complex cardiology procedures. We also believe that our system is the only technology to be commercialized that allows remote, computerized control of catheters and guidewires directly at their working tip. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the cath lab and provides substantial, clinically important improvements and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times and sub-optimal therapeutic outcomes.

From our inception in June 1990 through 2002, our principal activities were obtaining capital, business development, performing research and development activities, funding prototype development, funding clinical trials and funding collaborations to integrate our products with other interventional technologies. Accordingly, we were classified as a development stage company for accounting purposes through December 31, 2002.

Our initial focus was on the development of neurosurgical applications for our technology, including delivery of devices to specific sites within the brain. During that time, we primarily devoted our resources to developing prototypes and performing research and development activities in this area. Following receipt of FDA approval to begin human clinical trials in the field of brain biopsies, we successfully completed our initial human clinical procedures in this area in late 1998. Over the next two years, we shifted our primary focus to developing applications for our technology to treat cardiovascular diseases because of the significantly larger market opportunities for such applications. During 2003, following receipt of marketing clearance from the FDA for our current system, we emerged from the development stage and began to generate revenue from the placement of investigational systems and the commercial launch of our cardiology system in the U.S. and Europe.

In August 2004, we completed an initial public offering in which we issued and sold 5,500,000 shares of common stock. In September 2004, the underwriters exercised an option to purchase 462,352 additional shares. In connection with the initial public offering (including the over-allotment option exercise), we received approximately $41.4 million in net proceeds. Prior to our initial public offering, we funded our operations primarily through private equity financings, supplemented by bank financing. Since our inception, we have generated significant losses. As of September 30, 2004, we had incurred cumulative net losses of approximately $109 million. We expect to incur additional losses through the end of 2005 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs. We expect to use substantial financial resources from our initial public offering to expand our sales and marketing and customer support activities.

We have alliances with each of Siemens AG Medical Solutions, Philips Medical Systems and Biosense Webster, Inc., a subsidiary of Johnson & Johnson, through which we are integrating our Stereotaxis System with market leading digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices, in order to continue to develop new solutions in the cath lab. Each of these alliances provides for coordination of our sales and marketing activities with those of our partners. In addition, Siemens and Philips have agreed to provide worldwide service for our integrated systems. Siemens and Johnson & Johnson also invested in our convertible preferred stock, which was converted into common stock as a result of the initial public offering.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements.

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 101, we recognize revenue when all four of the following conditions have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the price is fixed or determinable; and

•	collectibility is reasonably assured.

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on its relative fair value in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and recognize revenue for each separate element as the above criteria are met.

For system sales that include obligations for installation, these criteria are generally met upon completion of installation. For system sales that are sold without obligations for installation, these criteria are generally met upon transfer of title and risk of loss of the system to the customer. Amounts billed or collected prior to revenue recognition are reflected as deferred revenue. We recognize revenue from disposable interventional devices upon delivery. Revenue related to service contracts is recognized ratably over the period of the related contract or service period, which is typically one year. Revenue related to services performed on a time and materials basis is recognized when it is earned and billable.

Stock-based Compensation

We account for employee and director stock options using the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock options issued to non-employees, principally individuals who provide scientific advisory services, are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and amortized over the service period.

Stock compensation expense, which is a noncash charge, results from stock option grants made to employees at exercise prices below the deemed fair value of the underlying common stock, and from stock option grants made to non-employees at the fair value of the option granted. The fair value of options granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk free interest rate. When we were a private company, the deemed fair value of the underlying common stock was determined by management and the Board of Directors based on their best estimates using information from preferred stock financing transactions or other significant changes in the business. Stock compensation expense is amortized over the vesting period of the underlying option, generally two to four years. Unearned deferred compensation for non-employees is periodically remeasured through the vesting date.

The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which we have recorded deferred compensation are subsequently cancelled or expire, or may increase if the fair market value of our stock increases or we make additional grants of non-qualified stock options to members of our scientific advisory board or other non-employees.

Deferred Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have established a valuation allowance against the entire amount of our deferred tax assets because we are not able to conclude, due to our history of operating losses, that it is more likely than not that we will be able to realize any portion of the deferred tax assets.

Valuation of Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out (FIFO) method, or its current estimated market value. We periodically review our physical inventory for obsolete items and provide a reserve upon identification of potential obsolete items.

Intangible Assets

Intangible assets are comprised of purchased technology with a finite life. The acquisition cost of purchased technology is capitalized and amortized over its useful life in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We review the assigned useful life on an on-going basis for consistency with the period over which cash flows are expected to be generated from the asset and consider the potential for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The process of estimating useful lives and evaluating potential impairment is subjective and requires management to exercise judgment in making assumptions related to future cash flows and discount rates.

Results of Operations

Comparison of the Three Months ended September 30, 2004 and 2003

Revenues. Revenues increased to $5.7 million for the three months ended September 30, 2004 from $1.0 million for the three months ended September 30, 2003, an increase of approximately 449%. Revenues from sales of systems increased to $5.4 million for the three months ended September 30, 2004 from $889,000 for the three months ended September 30, 2003, an increase of approximately 504%. Revenues from the sale of systems increased because we sold six systems in the three months ended September 30, 2004 compared to only one system in the three months ended September 30, 2003. Revenues from sales of disposable interventional devices, service and accessories increased to $342,000 for the three months ended September 30, 2004 from $152,000 for the three months ended September 30, 2003, an increase of approximately 125%. This increase was attributable to the larger base of installed systems as the Company had only sold five systems through the end of September 2003.

Purchase orders and other commitments for our magnetic navigation system were approximately $20 million at September 30, 2004. The Company does not include orders for disposables, service, or other revenues in the backlog data. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations, or by project changes or delays.

Cost of Revenues. Cost of revenues increased to $2.7 million for the three months ended September 30, 2004 from $602,000 for the three months ended September 30, 2003, an increase of approximately 354%. This increase in cost of revenues was primarily attributable to the increased number of systems sold, as well as the increased cost related to the higher volume of disposables and service revenues generated in the current period. As a percentage of our revenues, cost of revenues, was 48% in the three months ended September 30, 2004 compared to 58% in the three months ended September 30, 2003. The improvement in the cost of revenue as a percentage of revenues was primarily a result of the reduction in average cost of the systems recognized in 2004 compared to the cost of the 2003 system.

Research and Development Expenses. Research and development expenses increased to $4.2 million for the three months ended September 30, 2004 from $3.6 million for the three months ended September 30, 2003, an increase of approximately 17%. The increase was due principally to salary and benefits for additional personnel. In addition, during the three months ended September 30, 2004 we recognized an offset to our development expenses under our agreement with Philips relating to the integration of our system with Philips’ digital x-ray fluoroscopy system. Any payments received from Philips in excess of amounts recognized as earned are included in accrued liabilities on the balance sheet.

General and Administrative Expenses. General and administrative expenses increased to $1.7 million for the three months ended September 30, 2004 from $1.3 million for the three months ended September 30, 2003, an increase of 29%. The increase was attributable primarily to additional personnel and administrative expenses incurred during the 2004 period.

Sales and Marketing Expenses. Sales and marketing expenses increased to $2.5 million for the three months ended September 30, 2004 from $1.7 million for the three months ended September 30, 2003, an increase of 47%. The increase from 2003 to 2004 related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

Interest Income. Interest income increased to $186,000 in the three months ended September 30, 2004 from $64,000 in the three months ended September 30, 2003, an increase of 190%, as a result of the related increase in cash and investments and to higher realized rates on short-term investments during the three months ended September 30, 2004.

Interest Expense. Interest expense remained relatively unchanged as the average borrowings and average rates were relatively unchanged.

Comparison of the Nine Months ended September 30, 2004 and 2003

Revenues. Revenues increased to $12.7 million for the nine months ended September 30, 2004 from $3.2 million for the nine months ended September 30, 2003, an increase of approximately 301%. Revenues from sales of systems increased to $11.5 million for the nine months ended September 30, 2004 from $2.2 million for the nine months ended September 30, 2003, an increase of approximately 436%. Revenues from the sale of systems increased primarily because we sold 16 systems in the first nine months of 2004 compared to five systems in the first nine months of 2003 and because of an increase in average selling price. In addition, we recognized $726,000 in the first nine months of 2003 from the sale of a predecessor system for which the cost of production was charged to research and development in 2001 and 2002. This system, which is reflected as “other revenue” in our financial statements, is similar to a prototype in that it was placed prior to our receipt of FDA approval and was developed and installed primarily to demonstrate the effectiveness of our new technology. Because of uncertainties regarding whether payment would be ultimately received for this system, the full cost was expensed to research and development during the system’s construction, principally during 2001. In 2003, following acceptance and the commencement of commercial use, the customer paid for the predecessor system. As a result, we recognized revenue in 2003 upon payment for the system. Revenues from sales of disposable interventional devices, service and accessories increased to $1.2 million for the nine months ended September 30, 2004 from $293,000 for the nine months ended September 30, 2003, an increase of approximately 301% This increase was attributable to increased sales of our disposable interventional devices related to our higher base of installed systems.

Cost of Revenues. Cost of revenues increased to $7.7 million for the nine months ended September 30, 2004 from $2.2 million for the nine months ended September 30, 2003, an increase of approximately 253%. This increase in cost of revenues was attributable primarily to the increased volume of sales of our systems and associated cost of goods sold for those systems, offset by an approximate 20% reduction in average cost per system recognized. As a percentage of our revenues, cost of revenues, excluding “Other revenue,” was 61% in the nine months ended September 30, 2004 compared to 89% in the nine months ended September 30, 2003. The improvement in the cost of revenue as a percentage of revenues was primarily a result of previously mentioned cost reduction as well as an increase in average selling price per system.

Research and Development Expenses. Research and development expenses increased to $14.0 million for the nine months ended September 30, 2004 from $9.2 million for the nine months ended September 30, 2003, an increase of approximately 53%. The increase was due principally to an increase in the number of research and development projects with our strategic partners, primarily related to disposable interventional devices, further development of the Niobe platform technology, and salary and benefits for additional personnel. In addition, during the nine months ended September 30, 2004 we recognized an offset to our development expenses under our agreement with Philips relating to the integration of our system with Philips’ digital x-ray fluoroscopy system. Any payments received from Philips in excess of amounts recognized as earned are included in accrued liabilities on the balance sheet.

General and Administrative Expenses. General and administrative expenses increased to $4.7 million for the nine months ended September 30, 2004 from $3.6 million for the nine months ended September 30, 2003, an increase of 31%. The increase was due to an increase in our business activity related to the commercialization of our products, including personnel and clinical trials as well as legal and other costs.

Sales and Marketing Expenses. Sales and marketing expenses increased to $7.9 million for the nine months ended September 30, 2004 from $4.1 million for the nine months ended September 30, 2003, an increase of approximately 94%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

Interest Income. Interest income increased approximately 89% to $457,000 for the nine months ended September 30, 2004 from $242,000 for the nine months ended September 30, 2003. Interest income increased due to greater invested balances and higher realized rates on short-term investments during the nine months ended September 30, 2004.

Interest Expense. Interest expense remained relatively unchanged as the average borrowings and average rates were relatively unchanged.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations almost entirely from the private sale of equity securities, totaling approximately $127 million net of offering expenses. To a much lesser extent, we also financed our operations through working capital and equipment financing loans. We raised funds from these sources because, as a developing company, we were not able to fund our activities solely from the cash provided by our operations.

In August 2004, we completed an initial public offering in which we issued and sold 5,500,000 shares of common stock. In September 2004, the underwriters exercised their option to purchase an additional 462,352 shares. In connection with the initial public offering and over-allotment exercise, we received approximately $41.4 million in net proceeds. At September 30, 2004, we had working capital of approximately $59.3 million, compared to $22.8 million at December 31, 2003.

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $11.9 million and $5.1 million of investments in corporate and government debt securities at September 30, 2004 and at December 31, 2003, respectively.

The following table summarizes our cash flow by operating, investing and financing activities for each of the nine-month periods ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Cash Flow from Operating Activities	$(24,082)	$(18,212)

Cash Flow from Investing Activities	(6,859)	(6,686)

Cash Flow from Financing Activities	57,361	15,076

Net cash used in operating activities. We used approximately $24.1 million of cash in operating activities during the nine months ended September 30, 2004, compared to $18.2 million during the nine months ended September 30, 2003, primarily as a result of operating losses during these periods. Cash used for working capital purposes increased to $3.6 million during the nine months ended September 30, 2004 from $3.0 million during the nine months ended September 30, 2003 primarily as a result of an increase in accounts receivable from increased sales and billings for sales deposits from customers offset by an increase in deferred revenue related to installed systems on which revenue has not yet been recognized and from deposits received from customers.

Net cash used in provided by investing activities. We used approximately $6.9 million of cash for investing activities during the nine months ended September 30, 2004, substantially all for the purchase of investments, compared to $6.7 million during the nine months ended September 30, 2003. The 2003 investing activities included purchases of property, plant and equipment of approximately $1.6 million.

Net cash provided by financing activities. We received approximately $57.4 million from financing activities during the nine months ended September 30, 2004, primarily as a result of the completion of our initial public offering (and exercise by the underwriters of their over-allotment option) in August and September 2004 and the sale of our Series E-2 preferred stock and related common stock warrants in January and February 2004. We also realized $2.0 million in proceeds from the issuance of long-term debt from our equipment loan with Silicon Valley Bank and repaid approximately $2.2 million of equipment loans and revolving credit facility. We received approximately $15.1 million from financing activities during the nine months ended September 30, 2003, primarily as a result of the second closing of the sale of our Series D-2 preferred stock in January 2003 and the sale or our Series E preferred stock in June 2003.

As of September 30, 2004, we had outstanding balances under various equipment loan agreements with Silicon Valley Bank, consisting of an aggregate of $2.4 million. In April 2004, we entered into an amendment to our working capital revolving line of line of credit to increase our borrowing capacity from $3.0 to $8.0 million. As of September 30, 2004 we had no outstanding borrowings under this working capital line of credit and had borrowing capacity of $8.0 million, subject to collateralization by qualifying receivables and inventory balances with a maturity of April 2006..

These credit facilities with Silicon Valley Bank are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, we are required to maintain a ratio of “quick” assets (cash, cash equivalents, accounts receivable and short-term investments) to current liabilities minus deferred revenue of at least 1.5 to 1. We are also required to maintain a minimum tangible net worth of at least $50.0 million as of the end of each calendar month. Effective November 3, 2004, this minimum tangible net worth requirement was amended to $30 million. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. We are in compliance with all covenants of this agreement.

In August 2003, we issued a $2.0 million cumulative convertible pay-in-kind 8%, 3-year note to Siemens pursuant to an agreement under which we purchased certain technology. The outstanding principal and the accrued and unpaid interest of $2.17 million automatically converted into 271,739 shares of common stock upon the closing of our initial public offering, at a conversion price equal to $8.00 per share, the initial price to the public of our shares of common stock in the offering.

We expect to have negative cash flow from operations through at least the end of 2005. Throughout 2005, we expect to continue the development and commercialization of our products, the continuation of our research and development programs and the advancement of new products into clinical development. We have substantially increased the overall level of our research and development expenses from their levels in 2003 as a result of the alliance agreements described above and otherwise, and we expect that these expenses will continue at substantially their current levels in the near term. In addition, our selling, general and administrative expenses will continue to increase in order to support our product commercialization efforts and to implement procedures required by our status as a public company. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our initial public offering, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

While we believe our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital equipment requirements through at least the next 12 months, we cannot assure you that we will not require additional financing before that time. We also cannot assure you that such additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

In December 2002, FASB’s Emerging Issues Task Force (EITF) issued EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires that such revenue be allocated amongst the different items based on fair market value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value based method. The provisions of this Statement would be effective for any interim or annual period beginning after June 15, 2005.

Factors That May Affect Future Results

Risks Related To Our Business

Hospital decision-makers may not purchase our Stereotaxis System or may think that it is too expensive.

The market for our products and related technology is not well established. To achieve continued sales, hospitals must purchase our products, and in particular, our NIOBE cardiology magnet system. The NIOBE cardiology magnet system, which is the core of our Stereotaxis System, is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. Moreover, the Stereotaxis System is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement cath lab. If hospitals do not widely adopt our Stereotaxis System, or if they decide that it is too expensive, we may never become profitable. Any failure to sell as many Stereotaxis Systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition and cash flow.

Physicians may not use our products if they do not believe they are safe and effective.

We believe that physicians will not use our products unless they determine that the Stereotaxis System provides a safe, effective and preferable alternative to interventional methods in general use today. Currently, there is only limited clinical data on the Stereotaxis System with which to assess safety and efficacy. If longer-term patient studies or clinical experience indicate that treatment with our system or products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. If physicians do not use our products, we likely will not become profitable or generate sufficient cash to survive as a going concern.

Our collaborations with Siemens, Philips and J&J may fail, or we may not be able to enter into additional partnerships or collaborations in the future.

We are collaborating with Siemens, Philips and J&J to integrate our instrument control technology with their respective imaging products or disposable interventional devices and to co-develop additional disposable interventional devices for use with our Stereotaxis System. For the immediate future, a significant portion of our revenues from system sales will be derived from these integrated products. In addition, each of Siemens and Philips has agreed to provide post-installation maintenance and support services to our customers for our integrated systems.

Our product commercialization plans could be disrupted, leading to lower than expected revenue and a material and adverse impact on our results of operations and cash flow, if:

•	any of our collaboration partners delays or fails in the integration of its technology with our Stereotaxis System as planned;

•	any of our collaboration partners does not co-market and co-promote our integrated products diligently or does not provide maintenance and support services as we expect; or

•	we become involved in disputes with one or more of our collaboration partners regarding our collaborations.

Siemens, Philips and J&J, as well as some of our other collaborators, are large, global organizations with diverse product lines and interests that may diverge from our interests in commercializing our products. Accordingly, our collaborators may not devote adequate resources to our products, or may experience financial difficulties, change their business strategy or undergo a business combination that may affect their willingness or ability to fulfill their obligations to us. In particular, we have had only limited experience with respect to the integration of our system with Philips’ imaging products.

The failure of one or more of our collaborations could have a material adverse effect on our financial condition, results of operations and cash flow. In addition, if we are unable to enter into additional partnerships in the future, or if these partnerships fail, our ability to develop and commercialize products could be impacted negatively and our revenues could be adversely affected.

You may have difficulty evaluating our business and operating results because we are still in the early stages of commercializing our products.

We have been engaged in research and product development since our inception in 1990. Our initial focus was on the development of neurosurgical applications for our technology, and during the first several years following our inception, we devoted our resources primarily to developing prototypes and performing research and development activities in this area. Starting around 1998, we shifted our primary focus over the next two years to developing applications for our technology to treat cardiovascular disease and, in 2003, began limited commercial shipments of products we developed for treatment in this area. To date, our investments in our products have produced relatively little revenue, and our operating expenses are high relative to that revenue. Our lack of a significant operating history also impairs an investor’s ability to make a comparative evaluation of us, our products and our prospects.

We have limited experience selling, marketing and distributing products, which could impair our ability to increase revenues.

We currently market our products in the U.S. and Europe through a direct sales force of 16 sales specialists, supported by six account managers that provide training, clinical support, and other services to our customers. If we are unable to increase our sales force significantly in the foreseeable future, we may be unable to generate the revenues we have projected in our business plan. Factors that may inhibit our sales and marketing efforts include:

•	our inability to recruit and retain adequate numbers of qualified sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of hospitals and physicians to purchase and use our products;

•	unforeseen costs associated with maintaining and expanding an independent sales and marketing organization; and

•	increased government scrutiny with respect to marketing activities in the health care industry.

In addition, if we fail to effectively use distributors or contract sales persons for distribution of our products where appropriate, our revenues and profitability would be adversely affected.

We may lose or fail to attract physician “thought leaders”.

Our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading commercial and research hospitals. If we are unable to gain such support and collaboration, our ability to market the Stereotaxis System and, as a result, our financial condition, results of operations and cash flow could be materially and adversely affected.

We may not be able to rapidly train physicians in numbers sufficient to generate adequate demand for our products.

In order for physicians to learn to use the Stereotaxis System, they must attend one or more training sessions. Market acceptance could be delayed by lack of physician willingness to attend training sessions or by the time required to complete this training. An inability to train a sufficient number of physicians to generate adequate demand for our products could have a material adverse impact on our financial condition and cash flow.

Customers may choose to purchase competing products and not ours.

Our products must compete with established manual interventional methods. These methods are widely accepted in the medical community, have a long history of use and do not require the purchase of an additional expensive piece of capital equipment. In addition, many of the medical conditions that can be treated using our products can also be treated with existing pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are widely accepted in the medical community and have a long history of use.

We also face competition from companies that are developing drugs or other medical devices or procedures to treat the conditions for which our products are intended. The medical device and pharmaceutical industries make significant investments in research and development, and innovation is rapid and continuous. For example, we are aware that two private companies are developing non-magnetic assisted navigation devices that could compete directly with the Stereotaxis System. However, to the best of our knowledge, these products have not been commercialized. If this or other new products or technologies emerge that provide the same or superior benefits as our products at equal or lesser cost, it could render our products obsolete or unmarketable. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future products and technologies.

Most of our competitors also have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger base of customers than we do. In addition, as the markets for medical devices develop, additional competitors could enter the market. We cannot assure you that we will be able to compete successfully against existing or new competitors. Our revenues would be reduced or eliminated if our competitors develop and market products that are more effective and less expensive than our products.

If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.

We currently have outstanding purchase orders and other commitments for our systems. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. The installation process for a Stereotaxis System is long and involves multiple stages, the completion of many of which are outside of our control. If we experience any failures or delays in completing the installation of these systems, our reputation would suffer and we may not be able to sell additional systems. Substantial delays in the installation process also increase the risk that a customer would attempt to cancel a purchase order. This would have a negative effect on our revenues and results of operations.

We will likely experience long and variable sales cycles, which could result in substantial fluctuations in our quarterly results of operations.

We anticipate that our system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ cath lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, assembly and installation of the system has historically taken six to eight months after a customer agreed to purchase a system. Assembly and installation could take even longer if our system is part of a larger construction project at the customer site. These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

If the magnetic fields generated by our system are not compatible with, or interfere with, other widely used equipment in the cath lab, sales of our products would be negatively affected.

Our system generates magnetic fields that directly govern the motion of the internal, or working, tip of disposable interventional devices. If other equipment in the cath lab or elsewhere in a hospital is incompatible with the magnetic fields generated by our system, or if our system interferes with such equipment, we may be required to install additional shielding, which may be expensive and which may not solve the problem. For example, in two hospitals where we installed our system, it interfered with equipment located in adjacent rooms. In order to correct these particular situations, we installed additional shielding and made other adjustments to our equipment. Although we have modified our shielding approach, if magnetic interference is a problem at additional institutions, it would increase our installation costs at those institutions and could limit the number of hospitals that would be willing to purchase and install our systems, either of which would adversely affect our financial condition, results of operations and cash flow.

The use of our products could result in product liability claims that could be expensive, divert management’s attention and harm our reputation and business.

Our business exposes us to significant risks of product liability claims. The medical device industry has historically been litigious, and we could face product liability claims if the use of our products were to cause injury or death. The coverage limits of our product liability insurance policies may not be adequate to cover future claims, and we may be unable to maintain product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome, could divert management’s attention, result in significant legal defense costs, significant harm to our reputation and a decline in revenues.

Our costs could substantially increase if we receive a significant number of warranty claims.

We generally warrant each of our products against defects in materials and workmanship for a period of 12 months from the acceptance of our product by a customer. We have only a limited history of commercial placements from which to judge our rate of warranty claims. If product returns or warranty claims increase, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill in the cath lab market could be damaged. While we have established reserves for liability associated with product warranties, unforeseen warranty exposure in excess of those reserves could materially and adversely affect our financial condition, results of operations and cash flow.

We may not generate cash from operations necessary to commercialize our existing products and invest in new products.

If we require additional funds to meet our working capital and capital expenditure needs in the future, we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	enhance our existing products or develop new ones;

•	expand our operations;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated capital requirements.

Our failure to do any of these things could result in lower revenues and adversely affect our financial condition and results of operations, and we may have to curtail or cease operations.

We have incurred substantial losses in the past and may not be profitable in the future.

We have incurred substantial net losses since inception, and we expect to incur substantial additional and increasing net losses for at least the next several years as we seek additional regulatory approvals, launch new products and generally scale up our sales, marketing and manufacturing operations to commercialize our products. We had net losses of approximately $17.0 million in 2001, $21.5 million in 2002, $24.0 million in 2003 and $21.5 million in the nine months ended September 30, 2004, and at September 30, 2004 we had an accumulated deficit of approximately $109 million. A small portion of our accumulated deficit is attributable to investments in development of products for neurosurgical applications, which was our primary focus in the first several years after our inception in 1990. Because we may not be successful in completing the development or commercialization of our technology in these areas, your return on these investments may be limited. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenues and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenues, we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

We depend on contract manufacturers to produce most of the components of our systems and other products. We also depend on various third party suppliers for the magnets we use in our NIOBE cardiology magnet systems and for our guidewires and electrophysiology catheters. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our NIOBE cardiology magnet system, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

•	we may not be able to control the quality and cost of our system or respond to unanticipated changes and increases in customer orders;

•	we may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems; and

•	we may not be able to find new or alternative components for our use or reconfigure our system and manufacturing processes in a timely manner if the components necessary for our system become unavailable.

If any of these risks materialize, it could significantly increase our costs and impair product delivery.

In addition, if these manufacturers or suppliers stop providing us with the components or services necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses and could delay the shipment of, or limit our ability to provide, our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Additionally, obtaining components from a new supplier may require a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. Any disruptions in product flow may harm our ability to generate revenues, lead to customer dissatisfaction, damage our reputation and result in additional costs or cancellation of orders by our customers.

We also rely on our collaboration partner, J&J, to manufacture a number of disposable interventional devices for use with our Stereotaxis System. If J&J cannot manufacture sufficient quantities of disposable interventional devices to meet customer demand, or if their manufacturing processes are disrupted, our revenues and profitability would be adversely affected.

Risks associated with international manufacturing and trade could negatively impact the availability and cost of our products because our magnets, one of our key system components, are sourced from Japan.

We purchase the permanent magnets for our NIOBE cardiology magnet system from a manufacturer that uses material produced in Japan, and certain of the production work for these magnets is performed for this manufacturer in China. In addition, we purchase our magnets for our disposable interventional devices directly from a manufacturer in Japan, and a number of other components for our system in foreign jurisdictions, including components sourced locally in connection with installations. Any event causing a disruption of imports, including the imposition of import restrictions, could adversely affect our business. The flow of components from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of product components from those countries. Trade restrictions in the form of tariffs or quotas, or both, could also affect the importation of those product components and could increase the cost and reduce the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies could increase the cost of products we purchase from overseas vendors.

We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or otherwise experience manufacturing delays that could result in lost revenue.

We do not have experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our NIOBE cardiology magnet systems, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. As a result, we may be unable to meet the expected future demand for our Stereotaxis System. We may also experience quality problems, substantial costs and unexpected delays in our efforts to upgrade and expand our manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, we will be unable to produce a sufficient supply of systems necessary to meet our future growth expectations In addition, we are manufacturing a limited number of our disposable interventional devices ourselves in a pilot manufacturing program and intend to continue to subcontract the manufacture of others to third parties. In order to do so, we will need to retain qualified employees for our assembly and testing operations. In addition, we are dependent on the facilities we lease in St. Louis, Missouri and Maple Grove, Minnesota in order to manufacture and assemble certain products. We could encounter problems at either of these facilities, which could delay or prevent us from assembling or testing our products or maintaining our pilot manufacturing capabilities or otherwise conducting operations. We are also considering extending our current lease or moving our St. Louis operations to new facilities in the St. Louis area in 2005. Our St. Louis facility is located in a center devoted generally to start-up and emerging companies, and our landlord may be unwilling to extend our lease on favorable terms or at all. Accordingly, we may be unable to, or may elect not to, renew our lease for our St. Louis facilities. Searching for and moving to a new facility could disrupt our systems assembly or testing activities and divert the attention of our management and other key personnel from our business operations.

We may be unable to protect our technology from use by third parties.

Our commercial success will depend in part on obtaining patent and other intellectual property right protection for the technologies contained in our products and on successfully defending these rights against third party challenges. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We cannot assure you that we will obtain the patent protection we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office, which proceedings could result in either loss of the patent or denial of the patent application or loss, or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

Some of our technology was developed in conjunction with third parties, and thus there is a risk that a third party may claim rights in our intellectual property. Outside the U.S., we rely on third-party payment services for the payment of foreign patent annuities and other fees. Non-payment or delay in payment of such fees, whether intentional or unintentional, may result in loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. We also cannot assure you that we will be able to develop additional patentable technologies. If we fail to obtain adequate patent protection for our technology, or if any protection we obtain becomes limited or invalidated, others may be able to make and sell competing products, impairing our competitive position.

Our trade secrets, nondisclosure agreements and other contractual provisions to protect unpatented technology provide only limited and possibly inadequate protection of our rights. As a result, third parties may be able to use our unpatented technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in developing our products or in commercial relationships with us may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach.

Our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S., particularly in the field of medical products and procedures.

Third parties may assert that we are infringing their intellectual property rights.

Successfully commercializing our products will depend in part on not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. We may also be liable for patent infringement by third parties whose products we use or combine with our own and for which we have no right to indemnification. In addition, because patent applications are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware and which may later result in issued patents that our products infringe. Whether a product infringes a patent involves complex legal and factual issues and may not become clear until finally determined by a court in litigation. Our competitors may assert that our products infringe patents held by them. Moreover, as the number of competitors in our market grows, the possibility of a patent infringement claim against us increases. If we were not successful in obtaining a license or redesigning our products, we could be subject to litigation. If we lose in this kind of litigation, a court could require us to pay substantial damages or prohibit us from using technologies essential to our products covered by third-party patents. An inability to use technologies essential to our products would have a material adverse effect on our financial condition, results of operations and cash flow and could undermine our ability to continue operating as a going concern.

Expensive intellectual property litigation is frequent in the medical device industry.

Infringement actions, validity challenges and other intellectual property claims and proceedings, whether with or without merit, can be expensive and time-consuming and would divert management’s attention from our business. We have incurred, and expect to continue to incur, substantial costs in obtaining patents and may have to incur substantial costs defending our proprietary rights. Incurring such costs could have a material adverse effect on our financial condition, results of operations and cash flow.

We may not be able to obtain all the licenses from third parties necessary for the development of new products.

As we develop additional disposable interventional devices for use with our system, we may find it advisable or necessary to seek licenses from third parties who hold patents covering technology used in specific interventional procedures. If we cannot obtain those licenses, we could be forced to try to design around those patents at additional cost or abandon the product altogether, which could adversely affect revenues and results of operations. If we have to abandon a product, our ability to develop and grow our business in new directions and markets would be adversely affected.

Our products and related technologies can be applied in different industries, and we may fail to focus on the most profitable areas.

The Stereotaxis System is designed to have the potential for expanded applications beyond interventional cardiology and electrophysiology, including interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected industries and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other medical device companies, including our competitors or potential competitors. We could in the future be subject to claims that these employees or we have used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Incurring such costs could have a material adverse effect on our financial condition, results of operations and cash flow.

If we fail to obtain or maintain necessary FDA clearances for our medical device products, or if such clearances are delayed, we will be unable to continue to commercially distribute and market our products.

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or pre-market approval, or PMA, from the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for our current Stereotaxis System, including a limited number of disposable interventional devices, and are able to market our system commercially in the U.S., our business model relies significantly on revenues from additional disposable interventional devices for which we do not have FDA clearance or approval. We cannot market our unapproved disposable interventional devices in the U.S. until we receive the necessary clearance or approvals from the FDA and can only place these devices with research institutions for permitted investigational use. If we fail to receive these clearances or approvals in a timely manner, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

Furthermore, obtaining 510(k) clearances, pre-market approvals, or PMAs, or premarket approval supplements, or PMA supplements, from the FDA could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain a 510(k) clearance or PMA or PMA supplement approval, the clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA will act. Obtaining regulatory approvals in foreign markets entails similar risks and uncertainties and can involve additional product testing and additional administrative review periods. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be adversely affected. Also, a failure to obtain approvals may limit our ability to grow domestically and internationally.

If we or our strategic partners fail to obtain regulatory approvals in other countries for products under development, we will not be able to commercialize these products in those countries.

In order to market our products outside of the U.S., we and our strategic partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. For example, it took longer for us to obtain a CE Mark in Europe for our HELIOS II ablation catheters than we originally anticipated. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA approval in the U.S. In addition, we are relying on our strategic partners in some instances to assist us in this regulatory approval process in countries outside the U.S. and Europe, for example, in Japan.

We may fail to comply with continuing regulatory requirements of the FDA and other authorities and become subject to substantial penalties.

Even after product approval, we must comply with continuing regulation by the FDA and other authorities, including the FDA’s Quality System Regulation, or QSR, requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. For example, as a result of our own ongoing quality testing, in January 2004 we voluntarily recalled our CRONUS guidewires. Any failure to comply with continuing regulation by the FDA or other authorities could result in enforcement action that may include suspension or withdrawal of regulatory approvals, recalling products, ceasing product marketing, seizure and detention of products, paying significant fines and penalties, criminal prosecution and similar actions that could limit product sales, delay product shipment and harm our profitability.

Additionally, any modification to an FDA 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. Device modifications to a PMA approved device or its labeling may require either a new PMA or PMA supplement approval, which could be a costly and lengthy process. In the future, we may modify our products after they have received clearance or approval, and we may determine that new clearance or approval is unnecessary. We cannot assure you that the FDA would agree with any of our decisions not to seek new clearance or approval. If the FDA requires us to seek clearance or approval for any modification, we also may be required to cease marketing or recall the modified product until we obtain FDA clearance or approval which could also limit product sales, delay product shipment and harm our profitability. In addition, Congress could amend the Federal Food, Drug and Cosmetic Act, and the FDA could modify its regulations promulgated under the Act in a way so as to make ongoing regulatory compliance more burdensome and difficult.

In many foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for reimbursement. Failure to receive, or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. Due to the movement toward harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted. Adapting our business to changing regulatory systems could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Our suppliers or we may fail to comply with the FDA quality system regulation.

Our manufacturing processes must comply with the FDA’s quality system regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We cannot assure you that we would pass such an inspection. Failure to pass such an inspection could force a shut down of our manufacturing operations, a recall of our products or the imposition of other sanctions, which would significantly harm our revenues and profitability. Further, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements and will not encounter any manufacturing difficulties. Any failure to comply with the FDA’s QSR by us or our suppliers could significantly harm our available inventory and product sales.

Software defects may be discovered in our products.

Our products incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Because our products are designed to be used to perform complex interventional procedures, we expect that physicians and hospitals will have an increased sensitivity to the potential for software defects. We cannot assure you that our software will not experience errors or performance problems in the future. If we experience software errors or performance problems, we would likely also experience:

•	loss of revenue;

•	delay in market acceptance of our products;

•	damage to our reputation;

•	additional regulatory filings;

•	product recalls;

•	increased service or warranty costs; and/or

•	product liability claims relating to the software defects.

If we fail to comply with health care regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

While we do not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, due to the breadth of many health care laws and regulations, we cannot assure you that they will not apply to our business. We could be subject to health care fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include:

•	the federal healthcare program Anti-Kickback Law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•	federal self-referral laws, such as STARK, which prohibits a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

The application of state certificate of need regulations and compliance with federal and state licensing requirements could substantially limit our ability to sell our products and grow our business.

Some states require health care providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items such as our Stereotaxis System. In many cases, a limited number of these certificates are available. As a result of this limited availability, hospitals and other health care providers may be unable to obtain a certificate of need for the purchase of our Stereotaxis System. Further, our sales cycle for the Stereotaxis System is typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive payments from government-sponsored health care programs such as Medicare and Medicaid, receive full reimbursement from third party payors and maintain their customers. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation, or the failure of our customers to satisfy the other necessary requirements under government-sponsored health care programs, could cause our sales to decline.

Hospitals or physicians may be unable to obtain reimbursement from third-party payors for procedures using the Stereotaxis System, or reimbursement for procedures may be insufficient to recoup the costs of purchasing our products.

We expect that U.S. hospitals will continue to bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans, for procedures performed with our products, including the costs of the disposable interventional devices used in these procedures. If in the future our disposable interventional devices do not fall within U.S. reimbursement categories and our procedures are not reimbursed, or if the reimbursement is insufficient to cover the costs of purchasing our system and related disposable interventional devices, the adoption of our systems and products would be significantly slowed or halted, and we may be unable to generate sufficient sales to support our business. Our success in international markets also depends upon the eligibility of our products for reimbursement through government-sponsored health care payment systems and third-party payors. In both the U.S. and foreign markets health care cost-containment efforts are prevalent and are expected to continue. These efforts could reduce levels of reimbursement available for procedures involving our products and, therefore, reduce overall demand for our products as well. A failure to generate sufficient sales could have a material adverse impact on our financial condition, results of operations and cash flow.

We may lose our key personnel or fail to attract and retain additional personnel.

We are highly dependent on the principal members of our management and scientific staff, in particular Bevil J. Hogg, our President and Chief Executive Officer, Michael P. Kaminski, our Chief Operating Officer and William M. Kelley, one of our directors. Mr. Kelley has extensive experience in the medical device industry, and we believe his industry contacts enable us to have proposals reviewed by key hospital decision-makers earlier in the sales process than may otherwise be the case. In order to pursue our plans and accommodate planned growth, we may choose to hire additional personnel. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for qualified personnel among technology and healthcare companies and universities. The loss of any of these persons or our inability to attract and retain other qualified personnel could harm our business and our ability to compete. In addition, Douglas M. Bruce, our Senior Vice President, Research & Development, coordinates our scientific staff and the research and development projects they undertake; the loss of Mr. Bruce or other members of our scientific staff may significantly delay or prevent product development and other business objectives.

Our growth will place a significant strain on our resources, and if we fail to manage our growth, our ability to develop, market and sell our products will be harmed.

Our business plan contemplates a period of substantial growth and business activity. This growth and activity will likely result in new and increased responsibilities for management personnel and place significant strain upon our operating and financial systems and resources. To accommodate our growth and compete effectively, we will be required to improve our information systems, create additional procedures and controls and expand, train, motivate and manage our work force. We cannot be certain that our personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively manage our growth could impede our ability to successfully develop, market and sell our products.

We face currency and other risks associated with international sales.

We intend to continue to devote significant efforts to marketing our systems and products outside of the U.S. This strategy will expose us to numerous risks associated with international operations, which could adversely affect our results of operations and financial condition, including the following:

•	currency fluctuations that could impact the demand for our products or result in currency exchange losses;

•	export restrictions, tariff and trade regulations and foreign tax laws;

•	customs duties, export quotas or other trade restrictions;

•	economic and political instability; and

•	shipping delays.

In addition, contracts may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system.

Risks Related To Our Common Stock

Our principal stockholders continue to own a large percentage of our voting stock, and they have the ability to substantially influence matters requiring stockholder approval.

As of October 29, 2004, our executive officers, directors and individuals or entities affiliated with them beneficially own or control a substantial percentage of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to return our future earnings to fund the development and growth of our business. In addition, the terms of our loan agreement prohibit us from declaring dividends without the prior consent of our lender. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our certificate of incorporation and bylaws, Delaware law and one of our alliance agreements contain provisions that could discourage a takeover.

Our certificate of incorporation and bylaws and Delaware law contain provisions that might enable our management to resist a takeover. These provisions may:

•	discourage, delay or prevent a change in the control of our company or a change in our management;

•	adversely affect the voting power of holders of common stock; and

•	limit the price that investors might be willing to pay in the future for shares of our common stock.

In addition, under our alliance with J&J, either party may terminate the alliance under certain circumstances involving a “change of control” of Stereotaxis. Any termination must be effected within 90 days of the change of control, but would be effective one year after the change of control. If we terminate under this provision, we must pay a termination fee to J&J equal to 5% of the total equity value of Stereotaxis in the change of control transaction, up to a maximum of $10 million. We also agreed to notify J&J if we reasonably consider that we are engaged in substantive discussions in respect of the sale of the company or substantially all of our assets. These provisions may similarly discourage a takeover and negatively affect our share price as described above.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that substantial sales may be made, could cause the market price of our common stock to decline. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. Our executive officers, directors and substantially all of our stockholders and optionholders delivered “lock-up” agreements to our underwriters in connection with our initial public offering. These agreements, which cover approximately 19.2 million shares of provide that Goldman, Sachs & Co., on behalf of the underwriters, in its sole discretion, may release those parties, at any time or from time to time and without notice, from their obligation not to dispose of shares of common stock for a period ending on February 7, 2005, which is 180 days after the date of our public offering. Goldman, Sachs & Co. has no pre-established conditions to waiving the terms of the lock-up agreements, and any decision by it to waive those conditions would depend on a number of factors, which may include market conditions, the performance of the common stock in the market and our financial condition at that time.

As of October 29, 2004, we have outstanding 27,121,550 shares of common stock. This number includes the 5,962,352 shares we issued and sold in our initial public offering and which may be freely resold in the public markets without restriction, unless acquired by our affiliates. Of the remaining shares, approximately 983,000 shares are not subject to lock-up agreements and have become available for resale in the public market as of the dates of this report. The remaining approximately 20,176,000 shares will become available following the expiration of the lock-up agreements on February 7, 2005, and will become available for resale in the public market subject to restrictions under Rule 144 for our executive officers, directors and affiliates. As restrictions on the resale end, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our initial public offering and could spend the proceeds in ways that do not necessarily improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay product development.

Our future operating results may be below securities analysts’ or investors’ expectations, which could cause our stock price to decline.

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenues or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

•	demand for our products;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	the success of our collaborations with Siemens, Philips and J&J and others;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	our ability to obtain regulatory clearances or approvals for our new products; and

•	our ability to obtain and protect proprietary rights.

Our operating results in any particular period may not be a reliable indication of our future performance. In some future quarters, our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock will likely decline.

Prior to completion of our initial public offering, our common stock was not publicly traded, and we expect that the price of our common stock will fluctuate substantially, possibly resulting in class action securities litigation.

Prior to our initial public offering, there was no public market for shares of our common stock, and an active public trading market may not be developed or sustained. The market price of our common stock will be affected by a number of factors, including:

•	actual or anticipated variations in our results of operations or those of our competitors;

•	the receipt or denial of regulatory approvals;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	changes in earnings estimates or recommendations by securities analysts or our failure to achieve analyst earnings estimates; and

•	developments in our industry.

The stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Class action securities litigation, if instituted against us, could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to currency fluctuations. We operate mainly in the U.S. and Europe and we expect to continue to sell our products outside of the U.S. We expect to transact this business primarily in U.S. dollars and in Euros, although we may transact business in other currencies to a lesser extent. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. We have not hedged exposures in foreign currencies or entered into any other derivative instruments. As a result, we will be exposed to some exchange risks for foreign currencies. For example, if the currency exchange rate were to fluctuate by 10%, our revenues could be affected by as much as 2 to 3%.

We also have exposure to interest rate risk related to our investment portfolio and our borrowings. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing the risk of loss.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments generally have maturities of two years or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods covered by this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the report that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

STEREOTAXIS, INC.

PART II – OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

(a) Unregistered Sales of Equity Securities

We issued and sold the following securities during the quarterly period ending September 30, 2004:

(1) stock options to purchase up to an aggregate of 110,004 shares of common stock to our employees at a weighted average exercise price of $9.58 per share pursuant to our 2002 Stock Option Plan;

(2) an aggregate of 29,499 shares of common stock to employees or former employees at a weighted average exercise price of $2.27 per share pursuant to the exercise of stock options granted under our 1994 Stock Option Plan and our 2002 Stock Incentive Plan.

In addition, we issued and sold the following shares of our common stock during the quarterly period ending September 30, 2004 on the date set forth below:

(1) On September 20, 2004, we issued 20,104 shares of our common stock to Ascension Health pursuant to the terms of a warrant agreement at a per share price of $7.812. The shares were issued as a result of a cashless exercise under the terms of the warrant, resulting in no aggregate proceeds to us.

The issuance of stock options and the common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. Appropriate legends were affixed to the share certificates issued in such transactions, and each of these recipients had adequate access, through employment or other relationships, to information about us.

The issuance and sale of common stock described above were issued in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof (and Regulation D) relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

No underwriters were involved in the issuance and/or sale of the foregoing securities. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock described above included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

The Company effected the initial public offering of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-115253) that was declared effective by the Securities and Exchange Commission on August 11, 2004 and pursuant to which shares were offered on August 12, 2004. On August 17, 2004, the Company consummated its initial public offering with the sale of 5,500,000 shares of common stock, excluding exercise of the underwriters’ over-allotment option. On September 8, 2004, the Company consummated the sale of an additional 462,352 shares of common stock in connection with the exercise by the underwriters of their option to purchase additional shares. The public offering price of the common stock was $8.00 per share. The managing underwriters of the offering were Goldman, Sachs & Co., Bear, Stearns & Co. Inc., Deutsche Bank Securities and A.G. Edwards.

The aggregate gross proceeds from the sale of the aggregate of 5,962,352 shares of common stock sold was approximately $47.7 million. The net proceeds to the Company from the offering were approximately $41.4 million after deducting the underwriting discount of approximately $3.3 million and $2.9 million of other expenses incurred in connection with the offering. None of such payments were to directors, officers, ten percent shareholders or affiliates of the issuer except for payments made to Bryan Cave LLP, our corporate counsel, for legal fees and expenses incurred in connection with the offering. James L. Nouss, Jr., our corporate Secretary, is a partner of Bryan Cave LLP.

All of the proceeds from the offering have been invested in corporate and government securities. We expect to use the net proceeds of the offering for

•	working capital;

•	continued sales, marketing and clinical support initiatives relating to the commercialization of our products;

•	continued research and development, including the enhancement of our existing system through ongoing product and software development, the design of new proprietary disposable interventional devices for use with our system and the development of next generation versions of our system; and

•	for general corporate purposes, which may include the purchase of equipment and the expansion or relocation of facilities.

We have not yet determined the amount or timing of the expenditures for each of the categories listed above and these expenditures may vary significantly depending on a variety of factors, including the timing of additional regulatory approvals and new product introductions. As a result, we will retain broad discretion in the allocation and use of the net proceeds of the offering.

From time to time, we have discussed potential strategic acquisitions and investments with third parties. Currently, we have no agreements or commitments to enter into any such transactions. Pending other uses, we have invested the net proceeds of the offering primarily in short-term, investment grade, interest-bearing instruments.

(c) Repurchases of Equity Securities.

The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the three months ended September 30, 2004, except as follows:

We entered into an agreement with Nicola J.H. Young, our former chief financial officer, relating to her resignation for health reasons, effective December 1, 2003. Under this agreement, Ms. Young agreed to provide extensive consulting services to us during the term of the agreement. Pursuant to the agreement, Ms. Young repaid the outstanding principal and interest of a promissory note in favor of us by exchanging, in accordance with the agreement, 18,101 shares, which was equal to the number of shares of our common stock owned by her having a value equal to $144,809, the outstanding principal and interest on the note as of the date of repayment, using our initial public offering price of $8.00 per share.

ITEM 4. Submission of Matters to a Vote of Security Holders

The share numbers referenced in this Item 4: (1) include shares of the Company’s preferred stock voting on an as-converted basis and (2) do not reflect a 1-for-3.6 reverse split of our common stock effected on July 2, 2004.

July 2, 2004 Written Consent Action

Effective as of July 2, 2004, our stockholders acted by written consent action pursuant to Section 228 of the Delaware General Corporation Law to approve the following matters:

•	the filing of an amendment to our amended and restated certificate of incorporation to effect a 1-for-3.6 reverse split of our common stock; and

•	waiving the right of certain stockholders of the Company to designate a representative to attend any meeting of the Board as an observer under the stockholders’ agreement in effect between the Company and several of its stockholders.

Stockholders holding an aggregate of 57,704,382 shares of the Company’s common and preferred stock (on an as-converted basis) approved the reverse stock split and stockholders holding approximately 14,278,909 shares of the Company’s common and preferred stock (on an as-converted basis) did not vote with respect to the reverse stock split. Parties to the Company’s Second Amended and Restated Stockholders’ Agreement dated December 17, 2002 holding 49,963,131 shares of the Company’s common and preferred stock (on an as-converted basis) approved the waiver of the right to designate a representative as a board observer. Parties to the Company’s Second Amended and Restated Stockholders’ Agreement dated December 17, 2002 holding 6,047,575 shares of the Company’s common and preferred stock (on an as-converted basis) did not vote with respect to the waiver.

August 11, 2004 Written Consent Action

Effective as of August 11, 2004, our stockholders acted by written consent action pursuant to Section 228 of the Delaware General Corporation Law to approve the following matters:

•	an initial public offering by the Company of its common stock, provided that the initial public offering price was not less than $8.00 per share, on a gross basis before deduction of any underwriting discounts or commissions or other expenses of the offering and the offering is completed by November 15, 2004; and

•	the conversion of all outstanding shares of preferred stock into shares of common stock in connection with the closing of the initial public offering.

Stockholders holding an aggregate of 54,527,561 shares of the Company’s common and preferred stock (on an as-converted basis), 21,890,899 shares of the Company’s Series A, B and C preferred stock and 35,435,193 shares of the Company’s Series D and E preferred stock approved each of the above matters and stockholders holding approximately 17,455,730 shares of the Company’s common and preferred stock (on an as-converted basis), 4,941,487 shares of the Company’s Series A, B and C preferred stock and 9,110,024 shares of the Company’s Series D and E preferred stock did not vote with respect to such matters. All shares of the Company’s preferred stock were automatically converted into common stock upon consummation of the Company’s initial public offering.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits: See Exhibit Index herein

(b) Reports on Form 8-K: Pursuant to Items 8.01 and 9.01 of Form 8-K, on September 3, 2004, the Company filed a Report on Form 8-K dated September 3, 2004 to furnish the press release announcing the exercise by the underwriters of the exercise of their option to purchase additional shares.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: November 12, 2004	By:	/s/ Bevil J. Hogg
Bevil J. Hogg, President and
Chief Executive Officer

Date: November 12, 2004	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the Company

3.2	Restated Bylaws of the Company

4.1(1)	Form of Specimen Stock Certificate

4.2(1)	Fourth Amended and Restated Investor Rights Agreement, dated December 17, 2002 by and among Registrant and certain stockholders

4.3(1)	Joinder Agreement to Series D-2 Preferred Stock Purchase Agreement, Fourth Amended and Restated Investor Rights Agreement and Amendment to Second Amended and Restated Stockholders’ Agreement dated January 21, 2003 by and among Registrant and certain stockholders

4.4(1)	Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated May 27, 2003 by and among Registrant and certain stockholders

4.5(1)	Second Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated December 22, 2003 by and among Registrant and certain stockholders

4.6(1)	Third Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated January 28, 2004 by and among Registrant and certain stockholders

4.7(1)	Form of Warrant Agreement issued to Series D-1 investors

4.8(1)	Warrant Agreement issued to Silicon Valley Bank dated January 31, 2002

4.9(1)	Form of Warrant Agreement issued to Series D-2 investors

4.10(1)	Form of Warrant Agreement issued to Series E-2 investors

4.11(1)	Warrant Agreement issued to Silicon Valley Bank dated March 19, 2002

4.12(1)	Warrant Agreement issued to Silicon Valley Bank dated September 30, 2002

10.1#	Form of Incentive Stock Option Agreement under the 2002 Stock Incentive Plan

10.2#	Form of Non-Qualified Stock Option Agreement under the 2002 Stock Incentive Plan

10.3#	Form of Non-Qualified Stock Option Agreement under the 2002 Non-Employee Director Plan

10.4#	Form of Restricted Stock Agreement under the 2002 Stock Incentive Plan

10.5#	Form of Notice of Performance Share Award under the 2002 Stock Incentive Plan

10.6#	Form of Subscription Agreement for the 2004 Employee Stock Purchase Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

(1)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, and is incorporated herein by reference.
#	Indicates management contract or compensatory plan.