Form 10-Q
period 2005-03-31
Stereotaxis, Inc.
filed 2005-05-13
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Common Stock, $0.001 par value, 27,264,989 shares issued and outstanding as of April 29, 2005.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,928,664	$16,907,516
Short-term investments	12,409,775	28,741,318
Accounts receivable, net of allowance of $103,383 and $146,223 in 2005 and 2004	8,302,529	8,621,205
Current portion of long-term receivables	580,392	168,795
Inventories	5,016,194	4,673,994
Prepaid expenses and other current assets	1,937,703	2,351,058

Total current assets	54,175,257	61,463,886
Property and equipment, net	1,618,500	1,557,847
Intangible assets	1,777,778	1,811,111
Long-term receivables	440,392	337,590
Other assets	126,075	120,697
Long-term investments	5,834,179	5,896,625

Total assets	$63,972,181	$71,187,756

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$821,515	$910,434
Accounts payable	2,061,238	2,129,473
Accrued liabilities	5,658,233	5,710,216
Deferred revenue	2,155,684	3,041,758

Total current liabilities	10,696,670	11,791,881
Long-term debt, less current maturities	833,333	1,000,000
Long-term deferred revenue	844,916	—
Other liabilities	814	1,407
Stockholders’ equity:
Common stock, par value of $0.001; 100,000,000 shares authorized at 2005 and 2004; 27,264,864 and 27,187,042 issued at 2005 and 2004, respectively	27,265	27,187
Additional paid-in capital	174,407,522	174,143,587
Deferred compensation	(434,750)	(671,950)
Treasury stock, 36,519 shares at 2005 and 2004	(162,546)	(162,546)
Notes receivable from sales of stock	(176,466)	(173,432)
Accumulated deficit	(122,011,597)	(114,673,234)
Accumulated other comprehensive loss	(52,980)	(95,144)

Total stockholders’ equity	51,596,448	58,394,468

Total liabilities and stockholder’s equity	$63,972,181	$71,187,756

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Systems revenue	$4,627,490	$2,672,316
Disposables, service and accessories revenue	458,911	401,575

Total revenue	5,086,401	3,073,891
Cost of revenue	2,437,360	2,482,414

Gross margin	2,649,041	591,477

Operating expenses:
Research and development	3,807,602	4,306,053
General and administration	2,714,810	1,595,662
Sales and marketing	3,610,010	2,559,573

Total operating expenses	10,132,422	8,461,288

Operating loss	(7,483,381)	(7,869,811)
Interest income	208,375	130,750
Interest expense	(63,357)	(110,936)

Net loss	$(7,338,363)	$(7,849,997)

Net loss per common share:
Basic and diluted	$(0.27)	$(5.34)

Weighted average shares used in computing net loss per common share:
Basic and diluted	27,176,639	1,470,106

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,338,363)	$(7,849,997)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	174,588	193,721
Amortization	33,333	33,333
Noncash compensation	101,897	183,553
Noncash interest receivable from sale of stock	(3,033)	(6,296)
Noncash other	(600)	—
Changes in operating assets and liabilities:
Accounts receivable	318,676	(3,225,038)
Notes receivable	(514,399)	169,401
Inventories	(342,200)	(196,769)
Prepaid expenses and other current assets	413,355	(105,527)
Other assets	(5,378)	7,862
Accounts payable	(68,235)	180,069
Accrued liabilities	(51,983)	(311,671)
Deferred contract revenue	(41,158)	1,877,850
Other liabilities	(593)	59,072

Net cash (used in) operating activities	(7,324,093)	(8,990,437)

Cash flows from investing activities:
Purchase of equipment	(234,643)	(393,757)
Sale of available-for-sale investments	16,436,153	3,338

Net cash provided by (used in) investing activities	16,201,510	(390,419)

Cash flows from financing activities:
Payments under long-term debt	(255,586)	(246,432)
Proceeds from issuance of stock and warrants, net of issuance costs	399,317	15,876,719
Purchase of treasury stock	—	(90)
Payments received on notes receivable from sale of common stock	—	8,592

Net cash provided by financing activities	143,731	15,638,789

Net increase in cash and cash equivalents	9,021,148	6,257,933
Cash and cash equivalents at beginning of period	16,907,516	21,356,247

Cash and cash equivalents at end of period	$25,928,664	$27,614,180

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

Unaudited

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the balance sheet at December 31, 2004 has been derived from the audited financial statements at that date and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or for future operating periods These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2005 for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the 2005 presentation.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

The Company has deducted shares subject to repurchase from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding convertible preferred stock, options and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. All of the Company’s preferred stock outstanding immediately prior to the Company’s initial public offering in August 2004 were converted into 19,282,325 shares of common stock. As of March 31, 2005, the Company had 2,318,225 shares of common stock issuable upon the exercise of outstanding options at a weighted average exercise price of $5.72 per share and 1,063,019 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.58 per share.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based employee compensation. Under APB No. 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant and the number of options is not variable, no compensation expense is recognized. Options are variable if the options are forfeitable when performance milestones described in the option agreements may not occur. When the exercise price of the employee or director stock options is less than the estimated fair value of the underlying stock (intrinsic value) at the date of grant or for variable options through the vesting or forfeiture date, the Company records deferred compensation for the intrinsic value and amortizes the amount to expense over the service period on a straight-line basis. Deferred compensation for variable options granted to employees and directors is periodically remeasured through the vesting or forfeiture date.

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

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(7,338,363)	$(7,849,997)
Add stock-based compensation included in net loss	101,897	183,553
Deduct stock-based compensation under fair value method	(718,040)	(636,907)

Pro-forma net loss	$(7,954,506)	$(8,303,351)

Net loss per share, as reported	$(0.27)	$(5.34)
Net loss per share, pro-forma	$(0.29)	$(5.64)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three month periods ended March 31, 2005 and 2004, respectively: dividend yield of 0%, expected volatility ranging from 70% to 120%, risk-free interest rates ranging from 3.29% to 6.50%, and an initial expected life ranging from six to ten years. The weighted average fair value of the options at grant date was $9.49 and $6.77 for the three-months ended March 31, 2005 and 2004, respectively. Future pro forma results of operations may be materially different from amounts reported, as future years will include the effects of additional stock option grants.

Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not accurately reflect the fair value of employee stock options.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) supersedes APB Opinion No. 25 and requires recognition of an expense when goods or services are provided. SFAS No. 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. As a result of the release of a recent Securities and Exchange Commission rule, we will be required to adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The Company has not yet quantified the impact SFAS No. 123(R) will have on its financial statements, but anticipates that implementation of this rule will decrease reported earnings.

Comprehensive Loss

Comprehensive loss for the three-month periods ended March 31, 2005 and 2004 was $7,296,200 and $7,909,038, respectively. Adjustments to net loss in arriving at comprehensive loss are the unrealized gain or loss on investments available for sale..

Inventory

Inventory consists of the following:

	March 31, 2005	December 31, 2004
Raw materials	$1,604,593	$1,401,591
Work in process	451,440	498,174
Finished goods	3,080,313	2,886,984
Reserve for obsolescence	(120,152)	(112,755)

Total inventory	$5,016,194	$4,673,994

Investments

Investments consist of the following available-for-sale securities at fair value:

	March 31, 2005	December 31, 2004
Short-term investments:
Corporate debt	$4,112,022	$6,618,929
U.S. government agency	4,404,960	12,146,908
Commercial paper	3,892,793	9,975,481

Total short-term investments	12,409,775	28,741,318

Long-term investments:
Corporate debt	1,811,401	1,876,861
U.S. government agency	4,022,778	4,019,764

Total long-term investments	5,834,179	5,896,625

Total investments	$18,243,954	$34,637,943

Stockholders’ Equity

2004 Employee Stock Purchase Plan

Upon the effectiveness of the initial public offering in August 2004, the Company adopted its 2004 Employee Stock Purchase Plan and reserved 277,777 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning January 1, 2005 with an initial purchase date of June 30, 2005.

Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q. Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

We design, manufacture and market an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of coronary artery disease and arrhythmias. Our NIOBE cardiology magnet system is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using computer-controlled, externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, which we believe will result in improved navigation, shorter procedure times and reduced x-ray exposure. The core components of our system have received regulatory clearance in the U.S. and Europe and we intend to continue to seek clearance or approvals for new products or in other countries in which we intend to operate.

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

Revenue Recognition

We recognize systems revenue from system sales made directly to end users upon installation, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. When installation is required for revenue recognition, the determination of acceptance is made by our employees based on criteria set forth in the terms of the sale. Revenue from system sales made to distributors is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, we recognizes revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Co-placement fees from strategic partners for our collaboration in certain sales and marketing efforts will be recognized as revenue when earned under the terms of the respective agreements. Revenue from services, whether sold individually or as a separable unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns.

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on its relative fair value in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables and recognize revenue for each separate element as the above criteria are met.

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

The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which we have recorded deferred compensation are subsequently cancelled or expire, or may increase if the fair market value of our stock increases, if we make grants of options at below fair market value or if we make additional grants of non-qualified stock options to members of our scientific advisory board or other non-employees. When we adopt SFAS No. 123, Share-Based Payment as revised, we expect to record additional deferred compensation, however, we have not yet quantified the impact on our financial statements but anticipate that implementation of this rule will result in a decrease in reported earnings.

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

Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company’s investment securities are classified as available-for-sale and are carried at market value, which approximates cost. Realized gains or losses, calculated based on the specific identification method, were not material for the periods presented. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenues. Revenues increased to $5.1 million for the three months ended March 31, 2005 from $3.1 million for the three months ended March 31, 2004, an increase of approximately 65%. Revenues from sales of systems increased to $4.6 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004, an increase of approximately 73%. Revenues from the sale of systems increased primarily because of an increase in average selling price. Revenues from sales of disposable interventional devices, service and accessories increased to $459,000 for the three months ended March 31, 2005 from $402,000 for the three months ended March 31, 2004, an increase of approximately 14%. This increase was attributable to the increased base of installed systems.

Cost of Revenues. Cost of revenue was $2.4 million for the three months ended March 31, 2005, slightly less than the $2.5 million for the three months ended March 31, 2004. Units costs of the systems delivered were approximately equal. However, during the 3 months ended March 31, 2005, 80% of the systems recognized were the advanced NIOBE II system, compared to 80% NIOBE I systems in the prior year quarter.

Research and Development Expenses. Research and development expenses decreased to $3.8 million for the three months ended March 31, 2005 from $4.3 million for the three months ended March 31, 2004, a decrease of approximately 12%. The decrease was due principally to the timing of certain project expenditures, primarily related to the system integration and disposable interventional devices, shifting certain clinical support activities to marketing in the current quarter.

General and Administrative Expenses. General and administrative expenses increased to $2.7 million for the three months ended March 31, 2005 from $1.6 million for the three months ended March 31, 2004, an increase of 70%. The increase was due to an increase in our business activity related to the commercialization of our products, including personnel and clinical trials as well as increased costs associated with the annual audit and compliance and other costs associated with being a public company.

Sales and Marketing Expenses. Sales and marketing expenses increased to $3.6 million for the three months ended March 31, 2005 from $2.6 million for the three months ended March 31, 2004, an increase of approximately 41%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

Interest Income. Interest income increased approximately 59% to $208,000 for the three months ended March 31, 2005 from $131,000 for the three months ended March 31, 2004. Interest income increased due to greater invested balances and higher realized rates on short-term investments during the three months ended March 31, 2005.

Interest Expense. Interest expense decreased approximately 43% to $63,000 for the three months ended March 31, 2005 from $111,000 for the three months ended March 31, 2004 due to a lower average balance outstanding during the period.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $18.2 million and $34.6 million of investments in corporate debt securities, U.S. government agency notes and commercial paper at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, we had working capital of approximately $43.5 million, compared to $49.7 million at December 31, 2004.

The following table summarizes our cash flow by operating, investing and financing activities for each of three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Cash Flow (used in) operating activities	$(7,324)	$(8,990)
Cash Flow (used in) investing activities	16,202	(390)
Cash Flow provided by financing activities	144	15,639

Net cash provided by (used in) operating activities. We used approximately $7.3 million and $9.0 million of cash in operating activities during the three months ended March 31, 2005 and 2004, respectively, primarily as a result of operating losses during these periods. Cash used for working capital purposes decreased to $292,000 during the three months ended March 31, 2005 from $1.5 million during the three months ended March 31, 2004.

Net cash provided by (used in) investing activities. We received approximately $16.2 million of cash for investing activities during the three months ended March 31, 2005, substantially all from the sale of investments, compared to a use of cash of $390,000 during the three months ended March 31, 2004.

Net cash provided by (used in) financing activities. We received approximately $144,000 from financing activities during the three months ended March 31, 2005 due principally to the exercise of stock options and warrants. We received approximately $15.6 million from financing activities during the three months ended March 31, 2004, primarily from the sale of our Series E-2 preferred stock and related common stock warrants.

As of March 31, 2005, we had outstanding principal balances under various equipment loan agreements amounting to approximately $1.7 million. In April 2004, we entered into an amendment to our working capital revolving line of credit to increase our borrowing capacity from $3.0 to $8.0 million. As of March 31, 2005 we had no outstanding borrowings under this working capital line of credit and had borrowing capacity of $8.0 million, subject to collateralization by qualifying receivables and inventory balances, with a maturity of April 2006.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, we are required to maintain a ratio of “quick” assets (cash, cash equivalents, accounts receivable and short-term investments) to current liabilities minus deferred revenue of at least 1.5 to 1. We were also required to maintain a minimum tangible net worth of at least $50 million as of the end of each calendar month. Effective November 3, 2004, this minimum tangible net worth requirement was amended to $30 million. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. We are in compliance with all covenants of this agreement.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. As a result of the release of a recent Securities and Exchange Commission rule, we will be required to adopt the provisions of SFAS No. 123(R) effective January 1, 2006. These new accounting rules will lead to a decrease in reported earnings and we have not yet determined the exact impact SFAS No. 123(R) will have on our financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43. The amendments clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

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

We currently market our products in the U.S. and Europe through a direct sales force of sales specialists, supported by account managers that provide training, clinical support, and other services to our customers. If we are unable to increase our sales force or effectively utilize our existing sales force in the foreseeable future, we may be unable to generate the revenues we have projected in our business plan. Factors that may inhibit our sales and marketing efforts include:

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

We may lose or fail to attract physician “thought leaders.”

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

We currently have outstanding purchase orders and other commitments for our systems. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. The installation of our system is inherently controlled by the cath lab construction or renovation process which comprises multiple stages, all of which are outside of our control. Although the actual installation of our system requires only a few weeks, and can be accomplished either by our staff or by subcontractors, successful installation of our system can be subjected to delays related to the overall construction or renovation process. If we experience any failures or delays in completing the installation of these systems, our reputation would suffer and we may not be able to sell additional systems. Substantial delays in the installation process also increase the risk that a customer would attempt to cancel a purchase order. This would have a negative effect on our revenues and results of operations.

We will likely experience long and variable sales cycles, which could result in substantial fluctuations in our quarterly results of operations.

We anticipate that our system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ cath lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, our system has typically been installed six to eight months after the receipt of a purchase order from a hospital due to the construction cycle for the new or replacement interventional suite in which the equipment will be installed. This time frame could even be extended further if the interventional suite construction is part of a larger construction project at the customer. These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

We have incurred substantial net losses since inception, and we expect to incur substantial net losses in 2005 and 2006 as we seek additional regulatory approvals, launch new products and generally scale up our sales, marketing and manufacturing operations to continue the commercialization of our products. At March 31, 2005 we had cumulative operating losses of approximately $122.0 million. Because we may not be successful in completing the development or commercialization of our technology, our return on these investments may be limited. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenues and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenues, we may choose to pursue a strategy of increasing market penetration and presence at the expense of profitability.

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

We do not have extensive experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our NIOBE cardiology magnet systems, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. As a result, we may be unable to meet the expected future demand for our Stereotaxis System. We may also experience quality problems, substantial costs and unexpected delays in our efforts to upgrade and expand our manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, we will be unable to produce a sufficient supply of systems necessary to meet our future growth expectations In addition, we are manufacturing a limited number of our disposable interventional devices ourselves in a pilot manufacturing program and intend to continue to subcontract the manufacture of others to third parties. In order to do so, we will need to retain qualified employees for our assembly and testing operations. In addition, we are dependent on the facilities we lease in St. Louis, Missouri and Maple Grove, Minnesota in order to manufacture and assemble certain products. We could encounter problems at either of these facilities, which could delay or prevent us from assembling or testing our products or maintaining our pilot manufacturing capabilities or otherwise conducting operations. We intend to move our St. Louis operations to new facilities in the St. Louis area in at the end of 2005. Moving to a new facility could disrupt our systems assembly or testing activities, research and development activities and financial activities and might divert the attention of our management and other key personnel from our business operations.

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

Software or other defects may be discovered in our products.

Our products incorporate many components, including sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Because our products are designed to be used to perform complex interventional procedures, we expect that physicians and hospitals will have an increased sensitivity to the potential for software defects. We cannot assure you that our software or other components will not experience errors or performance problems in the future. If we experience software errors or performance problems, we would likely also experience:

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

The application of state certificate of need regulations and compliance with federal and state licensing or other international requirements could substantially limit our ability to sell our products and grow our business.

Some states require health care providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items such as our Stereotaxis System. In many cases, a limited number of these certificates are available. As a result of this limited availability, hospitals and other health care providers may be unable to obtain a certificate of need for the purchase of our Stereotaxis System. Further, our sales cycle for the Stereotaxis System is typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive payments from government-sponsored health care programs such as Medicare and Medicaid, receive full reimbursement from third party payors and maintain their customers. Our international customers may be required to meet similar or other requirements. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation, or the failure of our customers to satisfy the other necessary requirements under government-sponsored health care programs or other requirements, could cause our sales to decline.

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

As of March 31, 2005, our executive officers, directors and individuals or entities affiliated with them beneficially own or control a substantial percentage of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to return our future earnings to fund the development and growth of our business. In addition, the terms of our loan agreement prohibit us from declaring dividends without the prior consent of our lender. As a result, capital appreciation, if any, of our common stock will be the sole source of gain to investors for the foreseeable future.

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

As of March 31, 2005, we had outstanding 27,228,345 shares of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to currency fluctuations. We operate mainly in the U.S. and Europe and we expect to continue to sell our products both within and outside of the U.S. We expect to transact this business primarily in U.S. dollars and in euros, although we may transact business in other currencies to a lesser extent. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. We have not hedged exposures in foreign currencies or entered into any other derivative instruments. As a result, we will be exposed to some exchange risks for foreign currencies. For example, if the currency exchange rate were to fluctuate by 10%, we believe that our revenues could be affected by as much as 2 to 3%.

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

STEREOTAXIS, INC.

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

(a) Unregistered Sales of Equity Securities

We issued and sold the following shares of our common stock during the quarterly period ending March 31, 2005 on the date set forth below:

(1)	On February 15, 2005 we issued 5,466 shares of our common stock to Silicon Valley Bankshares pursuant to the terms of a warrant agreement at a per share price of $7.81. The shares were issued as a result of a cashless exercise under the terms of the warrant, resulting in no aggregate proceeds to us.

(2)	On February 17, 2005 we issued 187 shares of our common stock to Ampersand 1999 Companion Fund Limited Partnership pursuant to the terms of a warrant agreement at a per share price of $7.81. The shares were issued as a result of a cashless exercise under the terms of the warrant, resulting in no aggregate proceeds to us.

(3)	On February 17, 2005 we issued 9,235 shares of our common stock to Ampersand 1999 Limited Partnership pursuant to the terms of a warrant agreement at a per share price of $7.81. The shares were issued as a result of a cashless exercise under the terms of the warrant, resulting in no aggregate proceeds to us.

The issuance and sale of shares of common stock described above were made in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof (and Regulation D) relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

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

On August 17, 2004, the Company consummated its initial public offering with the sale of 5,500,000 shares of common stock, excluding exercise of the underwriters’ over-allotment option. On September 8, 2004, the Company consummated the sale of an additional 462,352 shares of common stock in connection with the exercise by the underwriters of their option to purchase additional shares. The public offering price of the common stock was $8.00 per share. The offering has terminated. The managing underwriters of the offering were Goldman, Sachs & Co., Bear, Stearns & Co. Inc., Deutsche Bank Securities and A.G. Edwards.

The aggregate gross proceeds from the sale of the aggregate of 5,962,352 shares of common stock sold was approximately $47.7 million. The net proceeds to the Company from the offering were approximately $41.4 million after deducting the underwriting discount of approximately $3.3 million and $2.9 million of other expenses incurred in connection with the offering.

All of the proceeds from the offering have been invested in corporate and government securities. We expect to use the net proceeds of the offering for;

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

(c) Repurchases of Equity Securities.

The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the three months ended March 31, 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: May 12, 2005	By:	/s/ Bevil J. Hogg
Bevil J. Hogg, President and
Chief Executive Officer

Date: May 12, 2005	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed November 12, 2004 (File No. 000-50884), and is incorporated herein by reference.