Form 10-Q
period 2005-06-30
Stereotaxis, Inc.
filed 2005-08-15
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Common Stock, $0.001 par value 27,646,935 shares issued and outstanding as of July 29, 2005.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,500,939	$16,907,516
Short-term investments	18,311,331	28,741,318
Accounts receivable, net of allowance of $42,075 and $146,223 in 2005 and 2004, respectively	10,388,983	8,621,205
Current portion of long-term receivables	569,762	168,795
Inventories	5,263,927	4,673,994
Prepaid expenses and other current assets	2,280,130	2,351,058

Total current assets	52,315,072	61,463,886
Property and equipment, net	1,666,302	1,557,847
Intangible assets	1,744,445	1,811,111
Long-term receivables	359,762	337,590
Other assets	123,561	120,697
Long-term investments	1,828,785	5,896,625

Total assets	$58,037,927	$71,187,756

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$729,626	$910,434
Accounts payable	6,518,019	2,129,473
Accrued liabilities	7,042,674	5,710,216
Deferred revenue	1,660,371	2,308,923

Total current liabilities	15,950,690	11,059,046
Long-term debt, less current maturities	666,667	1,000,000
Long-term deferred revenue	943,006	732,835
Other liabilities	12,336	1,407
Stockholders’ equity:
Common stock, par value of $0.001; 100,000,000 shares authorized at 2005, and 2004; 27,647,168 and 27,187,042 issued at 2005 and 2004, respectively	27,647	27,187
Additional paid-in capital	176,937,267	174,143,587
Deferred compensation	(2,728,796)	(671,950)
Treasury stock, 36,519 shares at 2005 and 2004	(162,546)	(162,546)
Notes receivable from sales of stock	(179,374)	(173,432)
Accumulated deficit	(133,345,074)	(114,673,234)
Accumulated other comprehensive income (loss)	(83,896)	(95,144)

Total stockholders’ equity	40,465,228	58,394,468

Total liabilities and stockholder’s equity	$58,037,927	$71,187,756

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2005	2004	2005	2004
Systems revenue	$5,465,000	$3,475,036	$10,092,490	$6,147,352
Disposables, service and accessories revenue	681,226	433,898	1,140,137	835,473

Total revenue	6,146,226	3,908,934	11,232,627	6,982,825
Cost of revenue	3,197,449	2,495,017	5,634,809	4,977,431

Gross margin	2,948,777	1,413,917	5,597,818	2,005,394

Operating expenses:
Research and development	3,885,746	4,792,049	7,693,348	9,098,102
General and administration	3,173,866	1,904,403	5,888,676	3,500,065
Sales and marketing	4,600,405	3,155,909	8,210,415	5,715,482
Royalty Settlement	2,923,111	—	2,923,111	—

Total operating expenses	14,583,128	9,852,361	24,715,550	18,313,649

Operating loss	(11,634,351)	(8,438,444)	(19,117,732)	(16,308,255)
Interest income	357,601	183,883	565,976	314,633
Interest expense	(56,727)	(111,532)	(120,084)	(222,468)

Net loss	$(11,333,477)	$(8,366,093)	$(18,671,840)	$(16,216,090)

Net loss per common share:
Basic and diluted	$(0.42)	$(5.46)	$(0.69)	$(10.82)

Weighted average shares used in computing net loss per common share:
Basic and diluted	27,272,322	1,532,176	27,222,101	1,498,313

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(18,671,840)	$(16,216,090)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	368,016	385,679
Amortization	66,666	66,666
Noncash compensation	174,835	254,541
Noncash interest receivable from sale of stock	(5,942)	16,847
Loss on asset disposal	42,328	18,100
Changes in operating assets and liabilities:
Accounts receivable	(1,767,778)	(2,773,937)
Long-term receivables	(423,139)	172,779
Inventories	(589,933)	202,545
Prepaid expenses and other current assets	70,928	(1,579,562)
Other assets	(2,864)	(33,622)
Accounts payable	4,388,546	859,872
Accrued liabilities	1,332,458	(101,979)
Deferred contract revenue	(438,381)	1,193,717
Other liabilities	10,929	104,303

Net cash (used in) operating activities	(15,445,171)	(17,430,141)

Cash flows from investing activities:
Purchase of equipment	(518,799)	(272,531)
Purchase of available-for-sale instruments	(8,033,925)	(6,062)
Proceeds from the maturity/sale of available-for-sale investments	22,543,000	—

Net cash provided by (used in) investing activities	13,990,276	(278,593)

Cash flows from financing activities:
Proceeds from long-term debt	—	2,000,000
Payments under long-term debt	(514,141)	(501,587)
Proceeds from issuance of stock and warrants, net of issuance costs	562,459	15,954,981
Purchase of treasury stock	—	(90)
Payments received on notes receivable from sale of common stock	—	119,960

Net cash provided by financing activities	48,318	17,573,264

Net (decrease) in cash and cash equivalents	(1,406,577)	(135,470)
Cash and cash equivalents at beginning of period	16,907,516	21,356,247

Cash and cash equivalents at end of period	$15,500,939	$21,220,777

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q. Accordingly, they do not include all the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or for future operating periods. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2005 for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the 2005 presentation.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

The Company has deducted shares subject to repurchase from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding convertible preferred stock, options, stock appreciation rights, warrants and unearned restricted shares from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. All of the Company’s shares of preferred stock outstanding immediately prior to the Company’s initial public offering in August 2004 were converted into 19,282,325 shares of common stock. As of June 30, 2005, the Company had 2,599,289 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $6.04 per share and 1,063,019 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.58 per share. The Company had 310,900 unearned restricted shares issued as of June 30, 2005.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based employee compensation. Under APB No. 25, if the exercise price of the Company’s employee and director stock options or stock appreciation rights equals or exceeds the estimated fair value of the underlying stock on the date of grant and the number of options or stock appreciation rights is not variable, no compensation expense is recognized. Options are variable if the options are forfeitable when performance milestones described in the option agreements may not occur. When the exercise price of the employee or director stock options or stock appreciation rights is less than the estimated fair value of the underlying stock (intrinsic value) at the date of grant or for variable options through the vesting or forfeiture date, the Company records deferred compensation for the intrinsic value and amortizes the amount to expense over the service period on a straight-line basis. Deferred compensation for variable options or stock appreciation rights granted to employees and directors is periodically remeasured through the vesting or forfeiture date.

Stock options or stock appreciation rights issued to non-employees, including individuals for scientific advisory services, are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services, and recognized over the service period. Deferred compensation for options granted to non-employees is periodically remeasured through the vesting or forfeiture date.

Restricted shares granted to employees are valued at the fair market value at the date of grant. The Company records deferred compensation for the value and amortizes the amount to expense over the service period on a straight-line basis. If the shares granted are subject to variable performance criteria, the deferred compensation is periodically remeasured through the vesting or forfeiture date. During the three months ended June 30, 2005 the Company issued 310,900 restricted shares and accordingly recorded deferred compensation in the amount of $2,425,020.

Shares granted under the 2004 Employee Stock Purchase Plan are accounted for in accordance with APB 25 and accordingly, no compensation expense is recorded.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(11,333,477)	$(8,366,093)	$(18,671,840)	$(16,216,090)
Add stock-based compensation included in net loss	72,938	70,988	174,835	254,541
Deduct stock-based compensation under fair value method	(649,806)	(698,877)	(1,367,847)	(1,335,785)

Pro-forma net loss	$(11,910,345)	$(8,993,982)	$(19,864,852)	$(17,297,334)

Net loss per share, as reported	$(0.42)	$(5.46)	$(0.69)	$(10.82)
Net loss per share, pro-forma	$(0.44)	$(5.87)	$(0.73)	$(11.54)

The fair value of each option or stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model. Future pro forma results of operations may be materially different from amounts reported.

Under SFAS No. 123, shares purchased by employees through the 2004 Employee Stock Purchase Plan will be considered compensatory. As such, the expected compensation cost will be deferred and amortized over the requisite service period.

Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options and stock appreciation rights have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not accurately reflect the fair value of employee stock options and stock appreciation rights.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) supersedes APB Opinion No. 25 and requires recognition of an expense when goods or services are provided. SFAS No. 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. As a result of the release of a recent Securities and Exchange Commission rule, we will be required to adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The adoption of this standard will not affect the stock-based compensation associated with the Company’s restricted stock which is already recorded at fair value on the date of grant and recognized over the vesting period but will result in the recognition of stock-based compensation in future periods for remaining unvested stock options, stock appreciation rights and the employee stock purchase plan as of the effective date. The Company has not yet quantified the impact SFAS No. 123(R) will have on its financial statements, but anticipates that implementation of this rule will decrease reported earnings.

Comprehensive Loss

Comprehensive loss for the three-month period ended June 30, 2005 and 2004 was $(11,364,393) and $(8,460,305), respectively. Comprehensive loss for the six-month period ended June 30, 2005 and 2004 was $(18,660,592) and $(16,369,343), respectively. The only adjustment to net loss in arriving at comprehensive loss is the unrealized gain or loss on investments available for sale.

Inventory

Inventory consists of the following:

	June 30, 2005	December 31, 2004
Raw materials	$1,796,788	$1,401,591
Work in process	383,225	498,174
Finished goods	3,192,355	2,886,984
Reserve for obsolescence	(108,441)	(112,755)

Total inventory	$5,263,927	$4,673,994

Investments

Investments consist of the following available-for-sale securities at fair value:

	June 30, 2005	December 31, 2004
Short-term investments:
Corporate debt	$2,678,480	$6,618,929
U.S. government agency	10,116,090	12,146,908
Commercial paper	5,516,761	9,975,481

Total short-term investments	18,311,331	28,741,318

Long-term investments:
Corporate debt	1,828,785	1,876,861
U.S. government agency	—	4,019,764

Total long-term investments	1,828,785	5,896,625

Total investments	$20,140,116	$34,637,943

Stockholders’ Equity

2004 Employee Stock Purchase Plan

Upon the effectiveness of the initial public offering in August 2004, the Company adopted its 2004 Employee Stock Purchase Plan and reserved 277,777 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning January 1, 2005 with an initial purchase date of June 30, 2005. Eligible employees will have the opportunity to participate in a new purchase period every six months. As of June 30, 2005, 29,541 shares were issuable under this plan for purchases made by employees during the purchase period ended June 30, 2005.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2004. Operating results are not necessarily indicative of results that may occur in future periods.

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

Revenue Recognition

We recognize systems revenue from system sales made directly to end users upon installation, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. When installation is required for revenue recognition, the determination of acceptance is made by our employees based on criteria set forth in the terms of the sale. Revenue from system sales made to distributors is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, we recognize revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Co-placement fees from strategic partners for our collaboration in certain sales and marketing efforts will be recognized as revenue when earned under the terms of the respective agreements. Revenue from services, whether sold individually or as a separable unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns.

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

Stock compensation expense, which is a noncash charge, results from stock option grants made to employees at exercise prices below the deemed fair value of the underlying common stock, and from stock option grants made to non-employees at the fair value of the option granted and from grants of restricted shares to employees. The fair value of options granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. When we were a private company, the deemed fair value of the underlying common stock was determined by management and the Board of Directors based on their best estimates using information from preferred stock financing transactions or other significant changes in the business. The fair value of the grants of restricted shares was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options and for time-based restricted share grants is amortized over the vesting period of the underlying issue, generally two to four years. Stock compensation expense for performance-based restricted shares is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Unearned deferred compensation for non-employees is periodically remeasured through the vesting date.

The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which we have recorded deferred compensation are subsequently cancelled or expire, or may increase if the fair market value of our stock increases, if we make grants of options at below fair market value or if we make additional grants of non-qualified stock options to members of our scientific advisory board or other non-employees or if we make additional grants of restricted shares. When we adopt SFAS No. 123, Share-Based Payment as revised, we expect to record additional deferred compensation, however, we have not yet quantified the impact on our financial statements but anticipate that implementation of this rule will result in a decrease in reported earnings.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

Revenues. Revenues increased to $6.1 million for the three months ended June 30, 2005 from $3.9 million for the three months ended June 30, 2004, an increase of approximately 57%. Revenues from the sale of systems increased primarily because of the increase in average selling price and because of an increase in the number of systems delivered. Revenues from sales of disposable interventional devices, service and accessories increased to $681,000 for the three months ended June 30, 2005 from $434,000 for the three months ended June 30, 2004, an increase of approximately 57%. This increase was attributable to the increased base of installed systems.

Cost of Revenues. Cost of revenue increased to $3.2 million for the three months ended June 30, 2005, from $2.5 million for the three months ended June 30, 2004. All of the systems delivered during the three months ended June 30, 2005 were the advanced NIOBE II system compared to all NIOBE I systems in the prior year quarter. Although the average unit cost of the Niobe II was approximately 10% greater than the Niobe I average cost, as a result of the increase in the average selling price for the three months ended June 30, 2005 gross margin for the three months ended June 30, 2005 was 48% compared to 36% for the same period in 2004. Margin on disposables, service and accessories revenue was negatively impacted by adjustments to carrying value of some disposable inventory items.

Research and Development Expenses. Research and development expenses decreased to $3.9 million for the three months ended June 30, 2005 from $4.8 million for the three months ended June 30, 2004, a decrease of approximately 19%. The decrease was due principally to the timing of certain project expenditures, primarily related to integration of our system with those of our partners and the development of certain disposable interventional devices as well as reallocating responsibilities for certain clinical support activities to the marketing function.

General and Administrative Expenses. General and administrative expenses increased to $3.2 million for the three months ended June 30, 2005 from $1.9 million for the three months ended June 30, 2004, an increase of 67%. The increase was due to an increase in our business activity related to the commercialization of our products, including personnel and clinical trials as well as increased costs associated with compliance activities and other costs associated with being a public company.

Sales and Marketing Expenses. Sales and marketing expenses increased to $4.6 million for the three months ended June 30, 2005 from $3.2 million for the three months ended June 30, 2004, an increase of approximately 46%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

Royalty Settlement Expense. Royalty Settlement expenses related to the resolution of a patent licensing dispute with the University of Virginia were $2.9 million during the three months ended June 30, 2005. There were no such settlement expenses in 2004.

Interest Income. Interest income increased to $358,000 for the three months ended June 30, 2005 from $184,000 for the three months ended June 30, 2004, an increase of 94% due to greater invested balances and higher realized rates on investments during the three months ended June 30, 2005.

Interest Expense. Interest expense decreased approximately 49% to $57,000 for the three months ended June 30, 2005 from $112,000 for the three months ended June 30, 2004 due to a lower average balance outstanding during the period.

Comparison of the Six Months Ended June 30, 2005 and 2004

Revenues. Revenues increased to $11.2 million for the six months ended June 30, 2005 from $7.0 million for the six months ended June 30, 2004, an increase of approximately 61%. Revenues from the sale of systems increased primarily because of an increase the average selling price and an increase in the number of units delivered. Revenues from sales of disposable interventional devices, service and accessories increased to $1.1 million for the six months ended June 30, 2005 from $835,000 for the six months ended June 30, 2004, an increase of approximately 36%. This increase was attributable to the increased base of installed systems.

Cost of Revenues. Cost of revenue increased to $5.6 million for the three months ended June 30, 2005, from $5.0 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, the majority of the systems delivered were the advanced NIOBE II system, compared to all NIOBE I systems in the prior year quarter. Although the average cost of the Niobe II systems exceed the average cost of the Niobe I system by approximately 5%, the significant increase in the average selling price of the system resulted in a gross margin of approximately 50% in the six months ended June 30, 2005 compared to approximately 29% for the same period in 2004.

Research and Development Expenses. Research and development expenses decreased to $7.7 million for the six months ended June 30, 2005 from $9.1 million for the six months ended June 30, 2004, a decrease of approximately 15%. The decrease was due principally to the timing of certain project expenditures, primarily related to integration of our system with those of our partners and the development of certain disposable interventional devices as well as reallocating responsibilities for certain clinical support activities to the marketing function.

General and Administrative Expenses. General and administrative expenses increased to $5.9 million for the six months ended June 30, 2005 from $3.5 million for the six months ended June 30, 2004, an increase of 68%. The increase was due to an increase in our business activity related to the commercialization of our products, including personnel and clinical trials as well as increased costs associated with compliance activities and other costs associated with being a public company.

Sales and Marketing Expenses. Sales and marketing expenses increased to $8.2 million for the six months ended June 30, 2005 from $5.7 million for the six months ended June 30, 2004, an increase of approximately 44%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

Royalty Settlement. Royalty Settlement expenses related to the resolution of a patent licensing dispute with the University of Virginia were $2.9 million during the six months ended June 30, 2005. There were no such settlement expenses in 2004.

Interest Income. Interest income increased $566,000 for the six months ended June 30, 2005 from $315,000 for the six months ended June 30, 2004, an increase of 80%. Interest income increased due to greater invested balances and higher realized rates on investments during the six months ended June 30, 2005.

Interest Expense. Interest expense decreased approximately 46% to $120,000 for the six months ended June 30, 2005 from $222,000 for the six months ended June 30, 2004 due to a lower average balance outstanding during the period.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $20.1 million and $34.6 million of investments in corporate debt securities, U.S. government agency notes and commercial paper at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, we had working capital of approximately $36.4 million, compared to $50.4 million at December 31, 2004.

The following table summarizes our cash flow by operating, investing and financing activities for each of six month periods ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended June 30,
	2005	2004
Cash Flow (used in) operating activities	$(15,445)	$(17,430)
Cash Flow provided by (used in) investing activities	13,990	(279)
Cash Flow provided by financing activities	48	17,573

Net cash (used in) operating activities. We used approximately $15.4 million and $17.4 million of cash for operating activities during the six months ended June 30, 2005 and 2004, respectively, primarily as a result of operating losses during these periods. During the six months ended June 30, 2005 the Company generated $2.6 million of cash from working capital activities compared to a use of $2.0 million during the same period in 2004. The cash provided by working capital purposes results primarily from the accrual of the royalty settlement amount which was paid in July 2005.

Net cash provided by (used in) investing activities. We generated approximately $14.0 million of cash from investing activities during the six months ended June 30, 2005, substantially all from the sale of investments, compared to a use of cash of $279,000 during the six months ended June 30 2004.

Net cash provided by financing activities. We generated approximately $48,000 from financing activities during the six months ended June 30, 2005 due principally to the exercise of stock options and warrants offset by scheduled repayment of our equipment loans. We generated approximately $17.6 million from financing activities during the six months ended June 30, 2004, primarily from the sale of our Series E-2 preferred stock and related common stock warrants.

As of June 30, 2005, we had outstanding principal balances under various equipment loan agreements amounting to approximately $1.4 million. In April 2004, we entered into an amendment to our working capital revolving line of credit to increase our borrowing capacity from $3.0 to $8.0 million. As of June 30, 2005 we had no outstanding borrowings under this working capital line of credit and had borrowing capacity of $8.0 million, subject to collateralization by qualifying receivables and inventory balances, with a maturity of April 2006. As of June 30, 2005 the entire $8.0 million was available to borrow.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, we are required to maintain a ratio of “quick” assets (cash, cash equivalents, accounts receivable and short-term investments) to current liabilities minus deferred revenue of at least 1.5 to 1. We were also required to maintain a minimum tangible net worth of at least $30 million as of the end of each calendar month. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. We are in compliance with all covenants of this agreement.

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

While we believe our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, we cannot assure you that we will not require additional financing before that time. We also cannot assure you that such additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Factors That May Affect Future Results

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed or implied by forward looking statements.

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

We believe that physicians will not use our products unless they determine that the Stereotaxis System provides a safe, effective and preferable alternative to methods in general use today. Currently, there is only limited clinical data on the Stereotaxis System with which to assess safety and efficacy. If longer-term patient studies or clinical experience indicate that treatment with our system or products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. If physicians do not use our products, we likely will not become profitable or generate sufficient cash to survive as a going concern.

Our collaborations with Siemens, Philips and J&J or others may fail, or we may not be able to enter into additional partnerships or collaborations in the future.

We are collaborating with Siemens, Philips and J&J and other parties to integrate our instrument control technology with their respective imaging products or disposable interventional devices and to co-develop additional disposable interventional devices for use with our Stereotaxis System. For the immediate future, a significant portion of our revenues from system sales will be derived from these integrated products. In addition, each of Siemens and Philips has agreed to provide post-installation maintenance and support services to our customers for our integrated systems.

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

We currently market our products in the U.S., Europe and the rest of the world through a direct sales force of sales specialists, distributors and sales agents, supported by account managers that provide training, clinical support, and other services to our customers. If we are unable to increase our sales force or effectively utilize our existing sales force in the foreseeable future, we may be unable to generate the revenues we have projected in our business plan. Factors that may inhibit our sales and marketing efforts include:

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

We have incurred substantial net losses since inception, and we expect to incur substantial net losses in 2005 and 2006 as we seek additional regulatory approvals, launch new products and generally continue to scale up our sales, marketing and manufacturing operations to continue the commercialization of our products. At June 30, 2005 we had cumulative operating losses of approximately $133.3 million. Because we may not be successful in completing the development or commercialization of our technology, our return on these investments may be limited. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenues and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenues, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

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

We also rely on our collaboration partner, J&J, and other parties to manufacture a number of disposable interventional devices for use with our Stereotaxis System. If these parties cannot manufacture sufficient quantities of disposable interventional devices to meet customer demand, or if their manufacturing processes are disrupted, our revenues and profitability would be adversely affected.

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

While we do not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, due to the breadth of many health care laws and regulations, we cannot assure you that they will not apply to our business. We could be subject to health care fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include:

•	the federal healthcare program Anti-Kickback Law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•	federal self-referral laws, such as STARK, which prohibits a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest.

•	the federal Foreign Corrupt Practices Act, which makes it unlawful to bribe foreign government officials to obtain or retain business.

•	Regulations of the US Food and Drug Administration, prohibiting, among other practices, false or misleading regulatory submissions and promotional activities.

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

We expect that U.S. hospitals will continue to bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans, for procedures performed with our products, including the costs of the disposable interventional devices used in these procedures. If in the future our disposable interventional devices do not fall within U.S. reimbursement categories and our procedures are not reimbursed, or if the reimbursement is insufficient to cover the costs of purchasing our system and related disposable interventional devices, the adoption of our systems and products could be significantly slowed or halted, and we may be unable to generate sufficient sales to support our business. Our success in international markets also depends upon the eligibility of our products for reimbursement through government-sponsored health care payment systems and third-party payors. In both the U.S. and foreign markets health care cost-containment efforts are prevalent and are expected to continue. These efforts could reduce levels of reimbursement available for procedures involving our products and, therefore, reduce overall demand for our products as well. A failure to generate sufficient sales could have a material adverse impact on our financial condition, results of operations and cash flow.

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

As of June 30, 2005, our executive officers, directors and individuals or entities affiliated with them beneficially own or control a substantial percentage of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of June 30, 2005, we had outstanding 27,610,649 shares of common stock.

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

None

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

(c) Repurchases of Equity Securities.

The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the three months ended June 30, 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 11, 2005 the stockholders of Stereotaxis, Inc. elected Messrs. Abhi Acharya, David W. Benfer and Gregory R. Johnson to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2008 and Mr. Robert J. Messey to a term expiring at the Annual Meeting of Stockholders in the year 2006. The following table sets forth the votes for each director:

	Votes For	Withheld
Abhi Acharya	19,312,744	126,496

David W. Benfer	19,418,890	20,350

Gregory R. Johnson	19,145,153	294,087

Robert J. Messey	19,418,790	20,450

After the meeting, our Board of Directors consisted of the individuals listed above plus Messrs. Fred A. Middleton (Chairman), Christopher Alafi, Ralph G. Dacey, Bevil J. Hogg, William M. Kelley, Abhijeet J. Lele and William C. Mills.

At the Annual Meeting of Stockholders on May 11, 2005 the stockholders of Stereotaxis, Inc. ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accountants to examine the financial statements of the Company for the 2005 fiscal year. The Proposal received 19,429,464 votes “for” ratification, 8,876 “against” ratification and 900 shares abstained.

Total shares eligible to vote at the Annual Meeting were 27,216,758.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: August 15, 2005	By:	/s/ Bevil J. Hogg
Bevil J. Hogg, President and
Chief Executive Officer

Date: August 15, 2005	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1#	Form of Non-Qualified Stock Option Agreement under the 2002 Non-Employee Director Plan
10.2#	Form of Restricted Stock Agreement under the 2002 Stock Incentive Plan
10.3#	Form of Performance Share Award under the 2002 Stock Incentive Plan
10.4#	Form of Stock Appreciation Right Agreement under the 2002 Stock Incentive Plan
10.5#	Amendment to 2002 Non-Employee Directors’ Stock Plan
10.6	Settlement Agreement effective as of June 30, 2005 between Stereotaxis, Inc. and the University of Virginia Patent Foundation, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-K filed March 29, 2005 (File No. 000-50884), and is incorporated herein by reference.