Form 10-Q
period 2005-09-30
Stereotaxis, Inc.
filed 2005-11-14
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value 27,697,091shares issued and outstanding as of October 31, 2005.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,391,010	$16,907,516
Short-term investments	15,866,965	28,741,318
Accounts receivable, net of allowance of $45,786 and $146,223 in 2005 and 2004, respectively	8,925,218	8,621,205
Current portion of long-term receivables	463,760	168,795
Inventories	7,588,434	4,673,994
Prepaid expenses and other current assets	2,987,907	2,351,058

Total current assets	42,223,294	61,463,886
Property and equipment, net	1,855,938	1,557,847
Intangible assets	1,711,111	1,811,111
Long-term receivables	463,760	337,590
Other assets	122,015	120,697
Long-term investments	—	5,896,625

Total assets	$46,376,118	$71,187,756

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$666,667	$910,434
Accounts payable	4,376,113	2,129,473
Accrued liabilities	7,705,607	5,710,216
Deferred revenue	3,015,606	2,308,923

Total current liabilities	15,763,993	11,059,046
Long-term debt, less current maturities	500,000	1,000,000
Long-term deferred revenue	870,587	732,835
Other liabilities	11,126	1,407
Stockholders’ equity:
Common stock, par value of $0.001; 100,000,000 shares authorized at 2005, and 2004; 27,720,223 and 27,187,042 issued at 2005 and 2004, respectively	27,720	27,187
Additional paid-in capital	177,192,163	174,143,587
Deferred compensation	(2,320,837)	(671,950)
Treasury stock, 36,519 shares at 2005 and 2004	(162,546)	(162,546)
Notes receivable from sales of stock	(182,424)	(173,432)
Accumulated deficit	(145,251,368)	(114,673,234)
Accumulated other comprehensive income (loss)	(72,296)	(95,144)

Total stockholders’ equity	29,230,412	58,394,468

Total liabilities and stockholder’s equity	$46,376,118	$71,187,756

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2005	2004	2005	2004
Systems revenue	$1,164,570	$5,371,216	$11,257,060	$11,518,568
Disposables, service and accessories revenue	523,769	342,395	1,663,906	1,177,867

Total revenue	1,688,339	5,713,611	12,920,966	12,696,435
Cost of revenue	791,436	2,729,518	6,426,245	7,706,949

Gross margin	896,903	2,984,093	6,494,721	4,989,486

Operating expenses:
Research and development	4,900,054	3,907,373	12,593,401	13,005,474
General and administration	3,746,748	1,800,495	9,635,424	5,300,559
Sales and marketing	4,323,736	2,628,226	12,534,151	8,343,708
Royalty settlement	—	—	2,923,111	—

Total operating expenses	12,970,538	8,336,094	37,686,087	26,649,741

Operating loss	(12,073,635)	(5,352,001)	(31,191,366)	(21,660,255)
Interest income	228,077	147,047	794,053	461,679
Interest expense	(60,737)	(112,535)	(180,821)	(335,002)

Net loss	$(11,906,295)	$(5,317,489)	$(30,578,134)	$(21,533,578)

Net loss per common share:
Basic and diluted	$(0.44)	$(0.34)	$(1.12)	$(3.46)

Weighted average shares used in computing net loss per common share:
Basic and diluted	27,365,263	15,567,170	27,268,772	6,219,334

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(30,578,134)	$(21,533,578)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	563,854	584,392
Amortization and accretion	78,592	100,000
Noncash compensation	424,752	357,449
Noncash interest receivable from interest accrual	11,019	12,612
Loss on asset disposal	46,928	41,476
Changes in operating assets and liabilities:
Accounts receivable	(304,013)	(6,897,164)
Long-term receivables	(421,135)	159,637
Inventories	(2,914,440)	309,606
Prepaid expenses and other current assets	(636,849)	(1,269,670)
Other assets	(1,318)	(23,445)
Accounts payable	2,246,640	888,480
Accrued liabilities	1,995,391	1,133,384
Deferred contract revenue	844,435	1,931,705
Other liabilities	9,719	123,613

Net cash (used in) operating activities	(28,634,559)	(24,081,503)

Cash flows from investing activities:
Purchase of equipment	(908,873)	(1,393,362)
Proceeds from sale of equipment		1,489,904
Purchase of available-for-sale instruments	(8,097,777)	(6,955,147)
Proceeds from the maturity/sale of available-for-sale investments	26,893,000	—

Net cash provided by (used in) investing activities	17,886,350	(6,858,605)

Cash flows from financing activities:
Proceeds from long-term debt	—	2,000,000
Payments under long-term debt	(743,767)	(2,182,440)
Proceeds from issuance of stock and warrants, net of issuance costs	975,470	57,423,142
Purchase of treasury stock	—	(90)
Payments received on notes receivable from sale of common stock	—	119,960

Net cash provided by financing activities	231,703	57,360,572

Net (decrease) increase in cash and cash equivalents	(10,516,506)	26,420,464
Cash and cash equivalents at beginning of period	16,907,516	21,356,247

Cash and cash equivalents at end of period	$6,391,010	$47,776,711

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or for future operating periods. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2005 for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

The Company has deducted shares subject to repurchase from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding convertible preferred stock, options, stock appreciation rights, warrants and unearned restricted shares from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. All of the Company’s shares of preferred stock outstanding immediately prior to the Company’s initial public offering in August 2004 were converted into 19,282,325 shares of common stock. As of September 30, 2005, the Company had 2,512,483 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $6.04 per share and 1,063,019 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.58 per share. The Company had 283,475 unearned restricted shares issued as of September 30, 2005.

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

Restricted shares granted to employees are valued at the fair market value at the date of grant. The Company records deferred compensation for the value and amortizes the amount to expense over the service period on a straight-line basis. If the shares granted are subject to performance criteria, the deferred compensation is periodically remeasured through the vesting or forfeiture date. During the nine months ended September 30, 2005, the Company issued 310,900 restricted shares and accordingly recorded deferred compensation in the amount of $2,425,020.

Shares granted under the 2004 Employee Stock Purchase Plan are accounted for in accordance with APB 25 and no compensation expense has been recorded.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(11,906,295)	$(5,317,489)	$(30,578,134)	$(21,533,578)
Add stock-based compensation included in net loss	249,917	102,908	424,752	357,449
Deduct stock-based compensation under fair value method	(987,771)	(798,422)	(2,355,617)	(2,134,206)

Pro-forma net loss	$(12,644,149)	$(6,013,003)	$(32,508,999)	$(23,310,335)

Net loss per share, as reported	$(0.44)	$(0.34)	$(1.12)	$(3.46)
Net loss per share, pro-forma	$(0.46)	$(0.39)	$(1.19)	$(3.75)

For purposes of the above proforma disclosure, the fair value of each option or stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model.

Under SFAS No. 123, shares purchased by employees through the 2004 Employee Stock Purchase Plan will be considered compensatory. As such, in 2006 the expected compensation cost will be deferred and amortized over the requisite service period.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) supersedes APB Opinion No. 25 and requires recognition of an expense when goods or services are provided. SFAS No. 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. As a result of the release of a recent Securities and Exchange Commission rule, we will be required to adopt the provisions of SFAS No. 123(R) effective January 1, 2006. The adoption of this standard will not affect the stock-based compensation associated with the Company’s restricted stock which is already recorded at fair value on the date of grant and recognized over the vesting period but will result in the recognition of stock-based compensation in future periods for remaining unvested stock options, stock appreciation rights and the employee stock purchase plan as of the effective date. The Company has not yet quantified the impact SFAS No. 123(R) will have on its financial statements, but anticipates that implementation of this rule will increase reported losses.

Comprehensive Loss

Comprehensive loss for the three-month period ended September 30, 2005 and 2004 was $(11,894,694) and $(5,296,738), respectively. Comprehensive loss for the nine month period ended September 30, 2005 and 2004 was $(30,555,286) and $(21,666,080), respectively. The only adjustment to net loss in arriving at comprehensive loss is the unrealized gain or loss on investments available for sale.

Inventory

Inventory consists of the following:

	September 30, 2005	December 31, 2004
Raw materials	$2,121,505	$1,401,591
Work in process	705,870	498,174
Finished goods	4,821,007	2,886,984
Reserve for obsolescence	(59,948)	(112,755)

Total inventory	$7,588,434	$4,673,994

Investments

Investments consist of the following available-for-sale securities at fair value:

	September 30, 2005	December 31, 2004
Short-term investments:
Corporate debt	$4,476,188	$6,618,929
U.S. government agency	10,194,293	12,146,908
Commercial paper	1,196,484	9,975,481

Total short-term investments	15,866,965	28,741,318

Long-term investments:
Corporate debt	—	1,876,861
U.S. government agency	—	4,019,764

Total long-term investments	—	5,896,625

Total investments	$15,866,965	$34,637,943

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

Revenue Recognition

We recognize systems revenue from system sales made directly to end users upon installation, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. When installation is required for revenue recognition, the determination of acceptance is made by our employees based on criteria set forth in the terms of the sale. Revenue from system sales made to distributors is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, we recognize revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Amounts due beyond 12 months are reflected as long term receivables in the balance sheet. Co-placement fees from strategic partners for our collaboration in certain sales and marketing efforts will be recognized as revenue when earned under the terms of the respective agreements. Revenue from services, whether sold individually or as a separable unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns.

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

Stock compensation expense, which is a noncash charge, results from stock option grants made to employees at exercise prices below the deemed fair value of the underlying common stock, grants of stock appreciation rights if the number of shares to be issued cannot be determined, from stock option grants made to non-employees at the fair value of the option granted and from grants of restricted shares to employees. The fair value of options granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. When we were a private company, the deemed fair value of the underlying common stock was determined by management and the Board of Directors based on their best estimates using information from preferred stock financing transactions or other significant changes in the business. The fair value of the grants of restricted shares was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants is amortized over the vesting period of the underlying issue, generally two to four years. Stock compensation expense for performance-based restricted shares is amortized over the anticipated vesting period, is remeasured through the vesting date and is subject to adjustment based on the probable or actual achievement of objectives. Unearned deferred compensation for non-employees and for grants of stock appreciation rights is periodically remeasured through the vesting date.

The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options or stock appreciation rights or, performance based restricted shares for which we have recorded deferred compensation are subsequently cancelled or expire, or may increase if the fair market value of our stock increases, if we make grants of options at below fair market value or if we make additional grants of non-qualified stock options to members of our scientific advisory board or other non-employees or if we make additional grants of restricted shares or stock appreciation rights. When we adopt SFAS No. 123, Share-Based Payment as revised, we expect to record additional deferred compensation, however, we have not yet quantified the impact on our financial statements but anticipate that implementation of this rule will result in an increase in reported losses.

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

In assessing whether and to what extent deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, limitations imposed by Section 382 of the Internal Revenue Code and projections for future losses over periods which the deferred tax assets are deductible, management determined that a 100% valuation allowance of deferred tax assets was appropriate.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and 2004

Revenues. Revenues decreased from $5.7 million for the three months ended September 30, 2004 to $1.7 million for the three months ended September 30, 2005, a decrease of approximately 70%. Revenues from the sale of systems decreased primarily because of decrease in the number of systems delivered. Revenues from sales of disposable interventional devices, service and accessories increased to $524,000 for the three months ended September 30, 2005 from $342,000 for the three months ended September 30, 2004, an increase of approximately 53%. This increase was attributable to the increased base of installed systems.

Cost of Revenues. Cost of revenue decreased to $0.8 million for the three months ended September 30, 2005, from $2.7 million for the three months ended September 30, 2004, a decrease of approximately 71%. Cost of revenues decreased principally due to the decrease in the number of systems delivered. Certain of the systems sold during the three months ended September 30, 2004 were NIOBE I systems which carried a slightly lower average unit cost than the advanced NIOBE II system sold during the three months ended September 30, 2005. Overall gross margin for the three months ended September 30, 2005 was 53% compared to 52% for the same period in 2004.

Research and Development Expenses. Research and development expenses increased to $4.9 million for the three months ended September 30, 2005 from $3.9 million for the three months ended September 30, 2004, an increase of approximately 25%. The increase was due principally to the timing of certain project expenditures, increased salary expense and patent activity offset by the reallocation of responsibilities for certain clinical support activities to the marketing function.

General and Administrative Expenses. General and administrative expenses increased to $3.7 million for the three months ended September 30, 2005 from $1.8 million for the three months ended September 30, 2004, an increase of 108%. The increase was due to an increase in activity related to the commercialization of our products, including personnel and clinical trials as well as increased costs associated with legal, regulatory and financial compliance activities. In addition, the responsibility for certain clinical support activities were reallocated from research to the regulatory function within General and Administrative Expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased to $4.3 million for the three months ended September 30, 2005 from $2.6 million for the three months ended September 30, 2004, an increase of approximately 65%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs, including those associated with clinical support activities formerly in our Research and Development Expenses.

Interest Income. Interest income increased to $228,000 for the three months ended September 30, 2005 from $147,000 for the three months ended September 30, 2004, an increase of 55% due to higher realized rates on investments during the three months ended September 30, 2005.

Interest Expense. Interest expense decreased approximately 46% to $61,000 for the three months ended September 30, 2005 from $113,000 for the three months ended September 30, 2004 due to a lower average balance outstanding during the period.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Revenues. Revenues increased to $12.9 million for the nine months ended September 30, 2005 from $12.7 million for the nine months ended September 30, 2004, an increase of approximately 2%. Revenues from the sale of systems increased primarily because of an increase the average selling price. Revenues from sales of disposable interventional devices, service and accessories increased to $1.7 million for the nine months ended September 30, 2005 from $1.2 million for the nine months ended September 30, 2004, an increase of approximately 41%. This increase was attributable to the increased base of installed systems.

Cost of Revenues. Cost of revenue decreased to $6.4 million for the nine months ended September 30, 2005 from $7.7 million for the nine months ended September 30, 2004, a decrease of approximately 17%. Cost of revenues decreased principally to the decrease in the number of systems sold. During the nine months ended September 30, 2005, the majority of the systems delivered were the advanced NIOBE II system whereas the majority of the systems delivered during the nine months ended September 30, 2004 were NIOBE I systems. Although the average cost of the NIOBE II systems exceed the average cost of the NIOBE I system, the significant increase in the average selling price of the system resulted in an overall gross margin of approximately 50% in the nine months ended September 30, 2005 compared to approximately 39% for the same period in 2004.

Research and Development Expenses. Research and development expenses decreased to $12.6 million for the nine months ended September 30, 2005 from $13.0 million for the nine months ended September 30, 2004, a decrease of approximately 3%. The decrease was due principally to the timing of certain project expenditures, including those projects related to integration of our system with those of our partners and the development of certain disposable interventional devices as well as reallocating responsibilities for certain clinical support activities to the marketing function, partially offset by an increase in personnel related costs.

General and Administrative Expenses. General and administrative expenses increased to $9.6 million for the nine months ended September 30, 2005 from $5.3 million for the nine months ended September 30, 2004, an increase of 82%. The increase was due to an increase in activity related to the commercialization of our products, including personnel and clinical trials as well as increased costs associated with regulatory and financial compliance activities and reporting, insurance, infrastructure and compliance costs associated with being a public company. In addition, the responsibility for certain clinical activities were reallocated from research to the regulatory function which is included within General and Administrative expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased to $12.5 million for the nine months ended September 30, 2005 from $8.3 million for the nine months ended September 30, 2004, an increase of approximately 50%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs, including those associated with clinical support activities formerly in our Research and Development expenses.

Royalty settlement. Royalty Settlement expenses related to the resolution of a patent licensing dispute with the University of Virginia were $2.9 million during the nine months ended September 30, 2005. There were no such settlement expenses in 2004.

Interest Income. Interest income increased $794,000 for the nine months ended September 30, 2005 from $462,000 for the nine months ended September 30, 2004, an increase of 72%. Interest income increased due to greater invested balances and higher realized rates on investments.

Interest Expense. Interest expense decreased approximately 46% to $181,000 for the nine months ended September 30, 2005 from $335,000 for the nine months ended September 30, 2004 due to a lower average balance outstanding during the period.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $15.9 million and $34.6 million of investments in corporate debt securities, U.S. government agency notes and commercial paper at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, we had working capital of approximately $26.5 million, compared to $50.4 million at December 31, 2004.

The following table summarizes our cash flow by operating, investing and financing activities for each of nine month periods ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30,
	2005	2004
Cash Flow (used in) operating activities	$(28,635)	$(24,082)
Cash Flow provided by (used in) investing activities	17,886	(6,859)
Cash Flow provided by financing activities	232	57,361

Net cash (used in) operating activities. We used approximately $28.6 million and $24.1 million of cash for operating activities during the nine months ended September 30, 2005 and 2004, respectively, primarily as a result of operating losses during these periods. During the nine months ended September 30, 2005 the Company generated $0.8 million of cash from working capital activities compared to a use of $3.6 million during the same period in 2004. The cash provided by working capital purposes results primarily from the accruals related to integration activities with a strategic partner.

Net cash provided by (used in) investing activities. We generated approximately $17.9 million of cash from investing activities during the nine months ended September 30, 2005, substantially all from the maturity or sale of investments. This compares to a use of cash of $6.9 million during the nine months ended September 30, 2004, principally for the purchase of investments.

Net cash provided by financing activities. We generated approximately $232,000 from financing activities during the nine months ended September 30, 2005 due principally to the purchase of equity under the terms of our various stock option plans and our employee stock purchase plan offset by scheduled repayment of our equipment loans. We generated approximately $57.4 million from financing activities during the nine months ended September 30, 2004, primarily from the proceeds of our initial public offering and the sale of our Series E-2 preferred stock and related common stock warrants.

As of September 30, 2005, we had outstanding principal balances under various equipment loan agreements amounting to approximately $1.2 million. In November 2005, we entered into an amendment to our loan agreement to provide for a $1.0 million equipment loan advance towards equipment purchases, repayable over 36 months. In April 2004, we entered into an amendment to our working capital revolving line of credit to increase our borrowing capacity from $3.0 to $8.0 million. In November 2005, we entered into an amendment to this line to increase our borrowing capacity from $8.0 million to $10.0 million and to extend the maturity date of the line from April 2006 to April 2007. As of September 30, 2005 we had no outstanding borrowings under this working capital line of credit and had borrowing capacity of $8.0 million, subject to collateralization by qualifying receivables and inventory balances, with a maturity of April 2006.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our amended loan arrangements, we are required to maintain a ratio of “quick” assets (cash, cash equivalents, accounts receivable and short-term investments) to current liabilities minus deferred revenue of at least 1.25 to 1. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. We are in compliance with all covenants of this agreement.

Throughout the remainder of 2005 and into 2006, we expect to continue the development and commercialization of our products, the continuation of our research and development programs and the advancement of new products into clinical development. In addition, we expect our selling, general and administrative expenses will continue to increase in order to support our product commercialization efforts and to implement procedures required by our status as a public company. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our initial public offering, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

In November 2005, the Company entered into a six-month commitment with certain affiliated investors providing for the availability of $20 million in unsecured borrowings. This commitment can be drawn at any time during the initial six-month period commitment period. Any funds drawn will mature upon the earlier of a strategic financing of not less than $30 million or May 2006. The commitment period, as well as the maturity date on any funds drawn under the commitment, is subject to one six-month extension, through November 2006, at our sole election. The funds drawn would be subordinate to our bank debt but senior to other indebtedness. The lenders received five-year warrants to purchase shares of our common stock upon commitment of the funds. Additional five-year warrants would be issuable upon both drawing of the funds as well as our exercise of the extension of the commitment period or maturity date. We can cause the warrants to be exercised if certain conditions are satisfied before March 31, 2006. See Part II, Item 5, for a further description of this financing and the November 2005 amendment to our credit facility.

While we believe our existing cash, cash equivalents, investments, and existing lines of credit and other sources of borrowings described above will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, we cannot assure you that we will not require additional financing before that time. We also cannot assure you that such additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43. The amendments clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

Factors That May Affect Future Results

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed or implied by forward looking statements.

Hospital decision-makers may not purchase our Stereotaxis System or may think that it is too expensive.

The market for our products and related technology is not well established. To achieve continued sales, hospitals must purchase our products, and in particular, our NIOBE cardiology magnet system. The NIOBE, which is the core of our Stereotaxis System, is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. Moreover, the Stereotaxis System is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement cath lab. If hospitals do not widely adopt our Stereotaxis System, or if they decide that it is too expensive, we may never become profitable. Any failure to sell as many Stereotaxis Systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition and cash flow.

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

Investors may have difficulty evaluating our business and operating results because we are still in the early stages of commercializing our products.

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

Our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading commercial and research hospitals, particularly in the U.S. and Europe. If we are unable to gain such support and collaboration, our ability to market the Stereotaxis System and, as a result, our financial condition, results of operations and cash flow could be materially and adversely affected.

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

We anticipate that our system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ cath lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, our system has typically been installed six to eight months after the receipt of a purchase order from a hospital due to the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer and this may happen with existing or future purchase orders. These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

We have incurred substantial net losses since inception, and we expect to incur substantial net losses in the balance of 2005 and 2006 as we seek additional regulatory approvals, launch new products and generally continue to scale up our sales, marketing and manufacturing operations to continue the commercialization of our products. At September 30, 2005 we had cumulative operating losses of approximately $145 million. Because we may not be successful in completing the development or commercialization of our technology, our return on these investments may be limited. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenues and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenues, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

We depend on contract manufacturers to produce most of the components of our systems and other products such as our guidewires and electrophysiology catheters. We also depend on various third party suppliers for the magnets we use in our NIOBE cardiology magnet systems and for our guidewires and electrophysiology catheters. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our NIOBE cardiology magnet system, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

We do not have extensive experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our NIOBE cardiology magnet systems, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. As a result, we may be unable to meet the expected future demand for our Stereotaxis System. We may also experience quality problems, substantial costs and unexpected delays in our efforts to upgrade and expand our manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, we will be unable to produce a sufficient supply of systems necessary to meet our future growth expectations. In addition, we design, test and manufacture a portion of the disposable interventional devices that are used with our NIOBE magnetic navigation system. In order to do so, we will need to retain qualified employees for our assembly and testing operations. In addition, we are dependent on the facilities we lease in St. Louis, Missouri and Maple Grove, Minnesota in order to manufacture and assemble certain products. We could encounter problems at either of these facilities, which could delay or prevent us from assembling or testing our products or otherwise conducting operations. We intend to move our St. Louis operations to new facilities in the St. Louis area in at the end of 2005. Moving to a new facility could disrupt our systems assembly or testing activities, research and development activities and financial activities and might divert the attention of our management and other key personnel from our business operations.

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

As we develop additional disposable interventional devices for use with our system, we may find it advisable or necessary to seek licenses or otherwise make payments in exchange for rights from third parties who hold patents covering technology used in specific interventional procedures. For example, we recently made a substantial payment to the University of Virginia Patent Foundation to eliminate any requirement for us to pay royalties on Stereotaxis products that address clinical applications in the cardiovascular, peripheral vascular and certain other clinical fields. If we cannot obtain the desired licenses or rights, we could be forced to try to design around those patents at additional cost or abandon the product altogether, which could adversely affect revenues and results of operations. If we have to abandon a product, our ability to develop and grow our business in new directions and markets would be adversely affected.

Our products and related technologies can be applied in different industries, and we may fail to focus on the most profitable areas.

The Stereotaxis System is designed to have the potential for expanded applications beyond interventional cardiology and electrophysiology, including congestive heart failure, structural heart repair interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected industries and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

If we or our strategic partners fail to obtain or maintain necessary FDA clearances or approvals for our medical device products, or if such clearances or approvals are delayed, we will be unable to continue to commercially distribute and market our products.

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or pre-market approval, or PMA, from the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for our current Stereotaxis System, including a limited number of disposable interventional devices, and are able to market our system commercially in the U.S., our business model relies significantly on revenues from additional disposable interventional devices for which there is no current FDA clearance or approval. We cannot commercially market our unapproved disposable interventional devices in the U.S. until the necessary clearance or approvals from the FDA have been received. Until such time we can only supply these devices to research institutions for permitted investigational use. In addition, we are working with third parties with whom we are co-developing disposable products. In some cases, these companies are responsible for obtaining appropriate regulatory clearance or approval to market these disposable devices. If these clearances or approvals are not received or are substantially delayed or if we are not able to offer a sufficient array of approved disposable interventional devices, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

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

Even after product clearance or approval, we must comply with continuing regulation by the FDA and other authorities, including the FDA’s Quality System Regulation, or QSR, requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. Any failure to comply with continuing regulation by the FDA or other authorities could result in enforcement action that may include suspension or withdrawal of regulatory approvals, recalling products, ceasing product marketing, seizure and detention of products, paying significant fines and penalties, criminal prosecution and similar actions that could limit product sales, delay product shipment and harm our profitability.

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

While we do not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, many health care laws and regulations due to their breadth, apply to our business. We could be subject to health care fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include:

•	the federal healthcare program Anti-Kickback Law, which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•	federal self-referral laws, such as STARK, which prohibits a physician from making a referral to a provider of certain health services in which the physician or the physician’s family member has a financial interest.

•	the federal Foreign Corrupt Practices Act, which makes it unlawful to bribe foreign government officials to obtain or retain business.

•	Regulations of the FDA, prohibiting, among other practices, false or misleading regulatory submissions and promotional activities.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, loss of reimbursement for our products under federal or state government health programs such as Medicare and Medicaid and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

The application of state certificate of need regulations and compliance with federal and state licensing or other international requirements could substantially limit our ability to sell our products and grow our business.

Some states require health care providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items such as our Stereotaxis System. In many cases, a limited number of these certificates are available. As a result of this limited availability, hospitals and other health care providers may be unable to obtain a certificate of need for the purchase of our Stereotaxis System. Further, our sales and installation cycle for the Stereotaxis System is typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive payments from government-sponsored health care programs such as Medicare and Medicaid, receive full reimbursement from third party payors and maintain their customers. Our international customers may be required to meet similar or other requirements. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation, or the failure of our customers to satisfy the other necessary requirements under government-sponsored health care programs or other requirements, could cause our sales to decline.

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

We are highly dependent on the principal members of our management and scientific staff, in particular Bevil J. Hogg, our President and Chief Executive Officer and Michael P. Kaminski, our Chief Operating Officer. In order to pursue our plans and accommodate planned growth, we may choose to hire additional personnel. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for qualified personnel among technology and healthcare companies and universities. The loss of any of these persons or our inability to attract and retain other qualified personnel could harm our business and our ability to compete. In addition, Douglas M. Bruce, our Senior Vice President, Research & Development, coordinates our scientific staff and the research and development projects they undertake; the loss of Mr. Bruce or other members of our scientific staff may significantly delay or prevent product development and other business objectives.

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

Risks Related To an Investment in Our Securities

Our principal stockholders continue to own a large percentage of our voting stock, and they have the ability to substantially influence matters requiring stockholder approval.

As of September 30, 2005, our executive officers, directors and individuals or entities affiliated with them beneficially own or control a substantial percentage of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to return our future earnings to fund the development and growth of our business. In addition, the terms of our loan agreement prohibit us from declaring dividends without the prior consent of our lender. As a result, capital appreciation, if any, of our common stock will be the sole source of gain to investors in our common stock for the foreseeable future.

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

As of September 30, 2005, we had outstanding 27,683,704 shares of common stock.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules are creating uncertainty for public companies. We continue to monitor and evaluate developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

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

STEREOTAXIS, INC.

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not make any unregistered sales of equity securities. The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the three months ended September 30, 2005. See Part II, Item 5 below for a description of sales of certain equity securities to affiliated purchasers in November 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Note and Warrant Purchase Agreement

Effective November 10, 2005, we entered into a Note and Warrant Purchase Agreement with Sanderling Venture Partners VI Co-Investment Fund, L.P. and Alafi Capital Company LLC relating to (i) the commitment by these investors to lend to us up to an aggregate principal amount of $20 million (the “Committed Funds”) to be evidenced by promissory notes (the “Notes”), and (ii) the issuance of warrants to purchase shares of our common stock. The private placement was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended. Net proceeds from the private placement, if drawn, would be used for working capital and other general corporate purposes.

The Committed Funds will be available for us to draw until, and the Notes will become due and payable upon, the earlier of May 10, 2006 or the receipt by us of not less than $30 million in connection with a future equity or debt strategic financing with a medical device or technology company (the “Commitment Period”). We have the option to extend the Commitment Period and the term of the Notes through November 10, 2006. We may elect to draw on the Committed Funds in minimum amounts of $2 million at any time during the Commitment Period. The interest rate on the Notes will be the prime rate as of the date of the advance less 1%, but in no event less than 6% per annum. All interest and unpaid principal on drawn funds will be due upon the expiration of the term of the Notes. The Notes may be prepaid by us, in whole or in part, at any time without penalty.

In addition, the investors will receive five-year warrants to purchase shares of our common stock at an exercise price equal to the average daily closing price of our common stock for 10 consecutive trading days commencing November 4, 2005 and ending on November 17, 2005. Upon determination of the exercise price, we will issue to each investor warrants to purchase shares of common stock equal to the portion of such investor’s Committed Funds multiplied by 10%, divided by the exercise price. Upon drawing down on the Committed Funds, we will issue additional warrants to each investor equal to such investor’s pro rata portion of Committed Funds drawn multiplied by 10%, divided by the exercise price. If we elect to extend the Commitment Period or the term of the Notes to November 10, 2006, we will issue additional warrants to each investor equal to the portion of such investor’s Committed Funds multiplied by 10%, divided by the exercise price. We may cause the warrants to be exercised if certain conditions are satisfied on or before March 31, 2006. In connection with the private placement, we agreed to file a resale registration statement on Form S-3 covering the shares of common stock underlying the common stock warrants within 60 days of the closing.

Our chairman, Fred A. Middleton, is a managing director of an entity that is the general partner of Sanderling Venture Partners VI Co-Investment Fund, L.P. Christopher Alafi, one of our board members, is a manager of Alafi Capital Company.

Amendment to Credit Facility

On November 8, 2005, we and Silicon Valley Bank (“SBV”) entered into a Second Loan Modification Agreement (the “Second Modification Agreement”) to the company’s Loan and Security Agreement with SVB dated as of April 30, 2004, as amended by a First Loan Second Modification Agreement dated as of November 3, 2004, to provide working capital and equipment financing to us.

The Second Modification Agreement increased the amount available to us under a working capital line (“the “Revolving Line”) from $8.0 million to $10.0 million based on eligible accounts receivable and inventory balances and extended the maturity date of the line from April 2006 to April 2007. The Second Modification Agreement provides for a reduction in interest rates for principal amounts outstanding under the on the Revolving Line from prime plus 1.25% to prime plus 0.75%. Under the terms of the agreement, we are required to pay a commitment fee for the Revolving Line of $25,000 on April 28, 2006. We are required to pay a facility fee of 0.375% per annum of the average unused portion of the Revolving Line.

The Second Modification Agreement further provides for an advance (the “2005 Equipment Line”) in an amount not exceeding $1.0 million to finance eligible equipment purchased between November 8, 2005 and November 8, 2006. Interest on the principal amount outstanding for the 2005 Equipment Line will accrue at the floating per annum rate equal to the prime rate plus 1.5%. The 2005 Equipment Line is payable in 36 consecutive monthly installments beginning on December 1, 2005. The 2005 Equipment Line may be prepaid upon payment of a fee but may not be re-borrowed. Under the terms of the Agreement, we are required to pay a commitment fee of $10,000 for the 2005 Equipment Line.

The Second Modification Agreement amends previous financial covenants to require us to maintain a ratio of quick assets to current liabilities minus deferred revenue of at least 1.25 to 1.0 and to direct each domestic or foreign account debtor to remit payments due with respect to the accounts to a lockbox account established with SVB.

As of September 30, 2005, we had approximately $1.2 million due under our existing equipment lines with SVB. We currently do not have any outstanding borrowings under our working capital line.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See Exhibit Index herein.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: November 14, 2005	By:	/s/ Bevil J. Hogg
Bevil J. Hogg, President and
Chief Executive Officer

Date: November 14, 2005	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company

3.2(1)	Amended and Restated Bylaws of the Company

4.1	Form of Note to be issued pursuant to that certain Note and Warrant Purchase Agreement, dated as of November 10, 2005, between the Company and the investors named therein

4.2	Form of Warrant to be issued pursuant to that certain Note and Warrant Purchase Agreement, dated as of November 10, 2005, between the Company and the investors named therein

10.1	Note and Warrant Purchase Agreement, dated as of November 10, 2005, between the Company and the investors named therein

10.2	Second Loan Modification Agreement, dated as of November 8, 2005, between Silicon Valley Bank and the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-K filed March 29, 2005 (File No. 000-50884), and is incorporated herein by reference.