Form 10-K
period 2005-12-31
Stereotaxis, Inc.
filed 2006-03-16
CIK 1289340

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                  FORM 10-K

--------------------------------------------------------------------------------

(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM              TO
                              --------------   -------------

                      COMMISSION FILE NUMBER 000-50884

--------------------------------------------------------------------------------

                              STEREOTAXIS, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                                   94-3120386
 (STATE OR OTHER JURISDICTION OF INCORPORATION              (I.R.S. EMPLOYER
                OR ORGANIZATION)                         IDENTIFICATION NUMBER)


                           4320 FOREST PARK AVENUE
                             ST. LOUIS, MO 63108
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                               (314) 678-6100
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
  Large accelerated filer [ ] Accelerated filer|X| Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrants common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales prices on the Nasdaq Stock Exchange on June 30, 2005) was approximately $154 million.

The number of outstanding shares of the registrant's common stock on February 28, 2006 was 33,725,677.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's next Annual Meeting of Stockholders to be held May 25, 2006 are incorporated by reference into Part III of this Form 10-K.

                              STEREOTAXIS, INC.
                     INDEX TO ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.     Business                                                          3
Item 1a.    Risk Factors                                                     26
Item 1b.    Unresolved Staff Comments                                        42
Item 2.     Properties                                                       42
Item 3.     Legal Proceedings                                                42
Item 4.     Submission of Matters to a Vote of Security Holders              42

PART II.

Item 5.     Market for the Registrant's Common Equity, Related Stockholder
            Matters and Registrant Purchases of Equity Securities            43
Item 6.     Selected Financial Data                                          44
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            45
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk       55
Item 8.     Financial Statements and Supplementary Data                      56
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                             80
Item 9a.    Controls and Procedures                                          80
Item 9b.    Other Information                                                82

PART III.

Item 10.    Directors and Executive Officers of the Registrant               82
Item 11.    Executive Compensation                                           83
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  83
Item 13.    Certain Relationships and Related Transactions                   83
Item 14.    Principal Accounting Fees and Services                           83

PART IV.

Item 15.   Exhibits and Financial Statement Schedules                        84

SIGNATURES                                                                   85

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                              87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      81

INDEX TO EXHIBITS                                                            88

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K, including the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements. These statements relate to, among other things:

     o   our business strategy;

     o   our value proposition;

     o the timing and prospects for regulatory approval of our additional disposable interventional devices;

     o   our estimates regarding our capital requirements;

     o the ability of physicians to perform certain medical procedures with our products safely, effectively and efficiently;

     o   the adoption of our products by hospitals and physicians;

     o the market opportunity for our products, including expected demand for our products;

     o   our plans for hiring additional personnel; and

     o any of our other plans, objectives, expectations and intentions contained in this annual report that are not historical facts.

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

         Factors that may cause our actual results to differ materially from our forward-looking statements include, among others, changes in general economic and business conditions and the risks and other factors set forth in "Item 1A--Risk Factors" and elsewhere in this annual report on Form 10-K.

         Our actual results may be materially different from what we expect. We undertake no duty to update these forward-looking statements after the date of this annual report, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW

         We design, manufacture and market an advanced cardiology instrument control system for use in a hospital's interventional surgical suite, or "cath lab", that we believe revolutionizes the treatment of coronary artery disease and arrhythmias by enabling important new therapeutic solutions and enhancing the efficiency and efficacy of existing catheter-based, or interventional, procedures. Our Stereotaxis System allows physicians to more effectively navigate proprietary catheters, guidewires and other delivery devices, both our own and those we are co-developing with strategic partners, through the blood vessels and chambers of the heart to treatment sites in order to effect treatment. This is achieved using computer-controlled, externally applied magnetic fields that precisely and directly govern the motion of the internal, or working, tip of the catheter, guidewire or other delivery device. We believe that our Stereotaxis System represents a revolutionary technology in the cath lab, bringing precise remote digital instrument control and programmability to the cath lab, and has the potential to become the standard of care for a broad range of complex cardiology procedures.

         We believe that our Stereotaxis System is the only technology to be commercialized that allows remote, computerized control of catheters, guidewires and other delivery devices directly at their working tip. To our knowledge, we have no direct competitors in this field that have currently commercially available devices. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the cath lab and provides substantial, clinically important improvements and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times with sub-optimal therapeutic outcomes.

         We began commercial shipments in 2003, following U.S. and European regulatory approval of the core components of the Stereotaxis System, and had revenues of approximately $15.0 million in 2005, $18.8 million in 2004 and $5.0 million in 2003. As of December 31, 2005, we had sold and delivered 43 Stereotaxis Systems, including 29 in the U.S. and 14 internationally, and physicians have used these systems to perform approximately 3,000 cardiology procedures. At December 31, 2005, we also had purchase orders and other commitments for an additional $26 million of our Stereotaxis Systems, compared to $20 million at December 31, 2004. Of the December 31, 2005 purchase orders and commitments, we expect approximately $8 million to be filled beyond calendar year 2006. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays.

         The Stereotaxis System is designed primarily for the interventional treatment of abnormal heart rhythms known as arrhythmias, or electrophysiology, including enhancing the placement of complex pacemakers for cardiac resynchronization therapy, or CRT and for the interventional treatment of coronary artery disease, or interventional cardiology. To date the preponderance of the Stereotaxis installations worldwide are intended for use in electrophysiology.

         Our Stereotaxis System consists of the following proprietary components:

     o our NIOBE(R) cardiology magnet system, which utilizes permanent magnets to navigate catheters, guidewires and other delivery devices through complex paths in the blood vessels and chambers of the heart to carry out treatment;

     o our NAVIGANT(R) advanced user interface, or physician control center, which physicians use to visualize and track procedures and to provide instrument control commands that govern the motion of the working tip of the catheter, guidewire or other delivery device;

     o our CARDIODRIVE(TM) automated catheter advancer, which is used to remotely advance and retract the catheter in the patient's heart; and

     o our suite of interventional catheters, guidewires and other delivery devices, which we refer to as disposable interventional devices as further discussed on Page 10.

         The Stereotaxis System is designed to be installed in both new and replacement cath labs worldwide. We currently have regulatory clearance to market our NIOBE cardiology magnet system, our NAVIGANT advanced user interface, our CARDIODRIVE automated catheter advancer and various disposable interventional devices in the U.S., Canada, Europe and in China, and we anticipate applying through Siemens and Biosense Webster to begin clinical trials in Japan in 2006. Current and potential purchasers of our Stereotaxis System include leading research and academic hospitals as well as community and regional medical centers around the world.

         We have alliances with each of Siemens AG Medical Solutions, Philips Medical Systems and Biosense Webster, a subsidiary of Johnson & Johnson. Through these alliances, we are integrating our Stereotaxis System with Siemens' and Philips' market leading digital imaging and Biosense Webster's 3D catheter location sensing technology, and developing compatible disposable interventional devices, in order to continue to introduce new solutions to the cath lab. The Siemens and Philips alliances provide for coordination of our sales and marketing with that of our partners to facilitate co-placement of integrated systems. In addition, Siemens has agreed to provide worldwide service for our integrated systems and we are in discussions with Philips to provide the same.

         The core elements of our Stereotaxis System are protected by an extensive patent portfolio, as well as substantial know-how and trade secrets.

BACKGROUND

         Traditionally, cardiac procedures have been performed via open chest heart bypass surgery. This procedure is very invasive, requiring cutting open the rib cage and spreading it apart in order to gain access to the heart. This enables the physician to directly view the patient's heart during the procedure and to operate manually. Additionally, the patient is typically placed on a heart lung bypass device. While generally very effective, the procedure is highly traumatic for the patient, and usually requires a long hospital stay, followed by a significant period of convalescence. Conventional cardiac surgery is also expensive.

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

         Interventional cardiology represents the next, and most recent, step in the evolution of less invasive cardiac procedures. These procedures are performed in the cath lab, where real-time x-ray imaging, often enhanced by the injection of contrast dye, provides visualization enabling physicians to insert and navigate guidewires, catheters and other delivery devices into the vasculature or open chambers of the heart to deliver therapy. Instrument control in typical interventional cardiology procedures for the treatment of coronary artery disease requires the physician to manually manipulate the external end of a long, slender guidewire in order to indirectly control and position the working tip of the instrument. This requires significant skill and, depending upon the type and location of the lesion being treated, can be very difficult and time consuming. The guidewire is typically used for navigation to the treatment site, after which a catheter or other delivery device is threaded over the guidewire to perform the necessary treatment. Guidewires are also typically used to place pacemaker leads used in cardiac resynchronization therapy for the treatment of congestive heart failure. In electrophysiology mapping and ablation procedures, physicians use specialized catheters that are manually navigated using a system of mechanical control cables to map the patient's heart, and then to ablate the heart tissue to eliminate arrhythmias. This also requires significant skill, and, depending on the type and location of the arrhythmia, can be very difficult and time consuming to perform.

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

CURRENT CHALLENGES IN THE CATH LAB

         Although great strides have been made in devices and in applying manual interventional techniques, significant challenges remain that reduce cath lab productivity and limit both the number of complex procedures and the types of diseases that can be treated. These challenges primarily involve the limitations of manual instrument control and the lack of integration of the information systems used by physicians in the cath lab. As a result, many complex procedures in interventional cardiology are referred to highly invasive bypass surgery and many complex cases in electrophysiology are treated with palliative drug therapy.

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

         Manually controlled catheters, guidewires and other delivery devices, even in the hands of the most skilled specialist, have inherent instrument control limitations. In traditional interventional procedures, the device is manually manipulated by the physician who twists and pushes the external end of the instrument in an iterative process to thread the instrument through the blood vessels to the treatment site. Manual control of the working tip becomes increasingly difficult as more turns are required to navigate the instrument to the treatment site, as the blood vessels to be navigated become smaller and less accessible or more blocked, and as greater precision is required to carry out therapy at the treatment site.

Lack of Integration of Information Systems

         While sophisticated imaging, mapping and location-sensing systems have provided visualization for interventional procedures and allowed interventional physicians to treat more complex conditions, the substantial lack of integration of these information systems requires the physician to mentally integrate and process large quantities of information from different sources in real time during an interventional procedure. For example, a physician ablating heart tissue to eliminate an arrhythmia will often be required to mentally integrate information from a number of sources, including:

     o   real-time x-ray fluoroscopy images;

     o a real-time location-sensing system providing the 3D location of the catheter tip;

     o a pre-operative map of the electrical activity or anatomy of the patient's heart;

     o   real-time recording of electrical activity of the heart; and

     o   temperature feedback from an ablation catheter.

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

         We believe that the Stereotaxis System will:

     o Expand the market by enabling new treatments for major diseases and enhancing the treatment of more complex existing cases. Treatment of a number of major diseases, including chronic total occlusions and placement of bi-ventricular pacing devices and atrial fibrillation, is highly problematic using conventional catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias are often referred to other therapies because of the difficulty in controlling the working tip of disposable interventional devices. As a result, these patients are typically referred to more invasive surgeries or largely ineffective drug therapy. Because the Stereotaxis System provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable chronic total occlusions and atrial fibrillation to be treated interventionally on a much broader scale than today, and may permit physicians to predictably treat complex cases involving partially occluded coronary arteries and arrhythmias.

     o Improve outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices leads to sub-optimal results in many procedures. Precise instrument control is necessary for treating a number of cardiac conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. To treat congestive heart failure, precise navigation within the coronary venous system for optimal placement of pacemaker leads is required. For coronary artery disease, precise and correct navigation and placement of expensive drug-eluting stents also have a significant impact on procedure costs and outcomes. We believe the Stereotaxis System can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by effecting more precise treatments once these sites are reached.

     o Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, "trial and error" maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that the Stereotaxis System can reduce complex interventional procedure times compared to manual procedures. We believe the Stereotaxis System can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient cath lab scheduling. We also believe that additional cost savings from the Stereotaxis System result from decreased use of multiple catheters and guidewires in procedures compared with manual methods and also from decreased staff requirements during procedures, which further enhances the rate of return to hospitals.

     o Enhance physician skill levels in order to improve the efficacy of complex cardiology procedures. Training required for physicians to carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of interventional physicians for more complex procedures. The Stereotaxis System can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventionalists, with more standardized outcomes. In addition, interventional physicians can be trained to use the Stereotaxis System in a relatively short period of time. The Stereotaxis System can also be programmed to carry out sequences of complex navigation automatically.

     o Improve patient and physician safety by reducing procedure times and minimizing x-ray exposure. During conventional catheter-based procedures, both the physician, who stands by the patient table to manually control the catheter, and the patient are exposed to the potentially harmful x-ray fluoroscopy field. This exposure can be minimized by reducing procedure times. Reducing procedure times is also beneficial to the patient because there is a direct correlation between complication rates and procedure length. The Stereotaxis System can further improve physician safety by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation.

OVERVIEW OF THE STEREOTAXIS SYSTEM

         Our proprietary Stereotaxis System provides the physician with precise remote digital instrument control through user friendly "point and click" and/or virtual catheter technology. It can be operated either from beside the patient table, as in traditional interventional procedures, or from a room adjacent to the patient and outside the x-ray fluoroscopy field. The NIOBE cardiology magnet system navigates disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to carry out treatment using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled, by the working tip to arrive at its position in the blood vessels or chambers of the heart, which results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the catheter.

         Through our alliances with Siemens, Philips and Biosense Webster, this precise digital instrument control has been integrated with the visualization and information systems used during interventional cardiology and electrophysiology procedures in order to provide the physician with a fully-integrated and automated information and instrument control system. We have integrated our Stereotaxis System with Siemens' digital x-ray fluoroscopy system, and with Philips' digital x-ray fluoroscopy system. In addition, we have integrated the Stereotaxis System with Biosense Webster's 3D catheter location sensing technology, to provide accurate real-time information as to the 3D location of the working tip of the instrument, and with Biosense Webster's ablation tip technology. The combination of these technologies was fully launched in 2005.

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

         NAVIGANT Advanced User Interface. The NAVIGANT advanced user interface is an integrated information and control center that integrtates the key information sources used by interventional cardiologists and electrophysiologists and allows these physicians to provide instrument control directions to precisely govern the motion of the working tip of disposable interventional devices.

         The NAVIGANT advanced user interface consists of:

     o configurable display screens located both next to the patient table inside the cath lab and in the adjacent control room, outside the x-ray fluoroscopy field, that provide advanced visualization and information integration to the physician;

     o sophisticated embedded device software and system control algorithms that are integrated with our disposable interventional devices to facilitate ease of use automation, and improved navigation of these devices;

     o virtual catheter or mouse control which the physician uses to direct the motion of the working tip of the disposable interventional device, either from inside the cath lab or from the adjacent control room; and

     o a software package designed for interventional cardiology or electrophysiology, or both, as well as optional application software tailored for specific clinical procedures.

         CARDIODRIVE Automated Catheter Advancer. Where the physician is conducting the procedure from the adjacent control room, the CARDIODRIVE automated catheter advancer is used to advance and retract the catheter in the patient's heart while the NIOBE magnets precisely steer the working tip of the device.

         We have received regulatory marketing clearance, licensing and CE Mark approvals necessary for us to market the NIOBE cardiology magnet system, the NAVIGANT advanced user interface and the CARDIODRIVE automated catheter advancer in the U.S., Canada, Europe and China.

DISPOSABLES AND OTHER ACCESSORIES

         Our system is designed to use a toolkit of proprietary disposable interventional devices. The toolkit currently consists of:

     o our suite of CRONUS(R), ASSERT(TM) and TITAN(TM) coronary guidewires suitable for use in interventional cardiology procedures for the introduction and placement of over-the-wire therapeutic devices, such as biventricular pacing leads used in cardiac resynchronization therapy for treating congestive heart failure;

     o our TANGENT(R) electrophysiology mapping catheter used to locate aberrant electrical signals in the heart;

     o our HELIOS(R) electrophysiology ablation catheter used for certain arrhythmia treatments; and

     o the CARTO(R) RMT electromechanical mapping system, CELSIUS(R) RMT and NAVISTAR(R) RMT Diagnostic/Ablation Steerable Tip Catheters co-developed with Biosense Webster, as described below.

         We have received FDA clearance, Canadian licensing and the CE Mark necessary for us to market our suite of CRONUS, ASSERT and TITAN coronary guidewires in the U.S., Canada and Europe. In addition, we have received FDA and CE Mark clearance for our TANGENT mapping catheter in the U.S., Canada, and Europe, and the CE Mark for our HELIOS electrophysiology ablation catheter in Europe. In the U.S. we completed clinical trials with the HELIOS in 2004 and filed for a PMA in 2005.

         In March 2005, we announced the first commercial use of our Stereotaxis system with the CELSIUS(R) RMT ablation catheter, the NAVISTAR(R) RMT Diagnostic/Ablation Steerable Tip catheter and the CARTO(R) RMT navigation and ablation system in Europe. Biosense Webster received FDA approval in September 2005 for use in the U.S. of the CARTO(R) RMT navigation system with the Stereotaxis Niobe system. In December 2005, Biosense Webster received approval from the FDA for the CELSIUS(R) RMT Diagnostic/Ablation Steerable Tip Catheter and in February 2006 Biosense Webster received FDA approval for the

NAVISTAR(R) RMT Diagnostic/Ablation Steerable Tip Catheter. These products are the first products to be commercialized pursuant to our strategic alliance with Biosense Webster. We continue to co-develop a range of ablation catheters that can be navigated with our system, with and without Biosense Webster's 3D catheter location sensing technology. We are also developing disposable interventional devices for other applications. In addition, we can utilize plastic security keys, with embedded smart chips and associated software, that allow our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system.

         We believe that we can adapt most disposable interventional devices for use with our system by using our proprietary technology to add an inexpensive micro-magnet at their working tip. This micro-magnet is activated by an external magnetic field, which allows interventional devices with tip dimensions as small as 14 thousandths (0.014) of an inch to be oriented and positioned in a predictable and controllable fashion. We believe this approach to bringing digital control to disposable interventional devices using embedded magnets can simplify the overall design of these devices because mechanical controls are no longer required.

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

         We estimate that approximately 15% of these interventional cardiology procedures currently being performed are complex and therefore require longer procedure times and may have sub-optimal outcomes. We believe that our system can substantially benefit this subset of complex interventional cardiology procedures, including procedures involving:

     o Complex partial occlusions, complex non-chronic total occlusions and chronic total occlusions. Treatment of these complex lesions is generally more problematic due to the difficulty in steering and pushing a guidewire through them. Because our system provides precise computerized control of the working tip of a guidewire, it can enable physicians to more easily locate small openings in, and to advance a guidewire across, these lesions. Also, our magnetically steerable microcatheter can help steer a variety of conventional wire products, some of which are designed to cross complex lesions, but which otherwise lack the controlled steering needed to avoid perforating the vessel wall. The ability to cross complex lesions such as chronic total occlusions has grown increasingly important due to the effectiveness of drug eluting stents in treating these lesions. Since approximately one-fifth of patients referred to bypass surgery have chronic total occlusions, we believe a significant number of patients could be treated interventionally instead of surgically if more of these lesions could be opened for stenting.

     o Tortuous Anatomy. Some interventional procedures require physicians to navigate a disposable interventional device through a series of sharp turns in the patient's vasculature. Navigating through tortuous anatomy using manual interventional techniques can be very time consuming and physicians often cannot reach the lesion or manipulate the balloon or stent across the lesion once it is reached. Because our system allows the working tip of disposable interventional devices to be precisely oriented regardless of the number of turns that have occurred, our technology allows physicians to more effectively navigate these devices through complex vasculature and deliver balloons and stents to treatment sites for therapy.

     o Stent placement. The likelihood of restenosis, or re-blockage of cleared arteries, is greatly increased in multi-vessel diseased patients whose blockages are typically more diffusely distributed throughout longer lengths of the vessel. As a result, these patients are often referred to invasive bypass surgery. We expect that drug-eluting stents, which dramatically reduce the likelihood of restenosis, will enable patients with more complex lesions to be treated interventionally rather than with bypass surgery. In order to treat this new group of patients, however, physicians will need to place stents in more challenging or remote locations. By using externally applied magnetic fields to precisely direct a stent through a patient's vasculature, we believe that our system allows these devices to be more easily navigated to these difficult to reach treatment sites.

     o Small Vessels. Based on our interpretation of various medical studies, we have determined that diabetic patients usually comprise about 20 to 30% of U.S. hospital's interventional procedure volume. These patients generally have smaller vessels, which often contain longer lesions with more diffusely distributed blockages, as well as tortuous anatomy, making guidewire navigation and stent delivery extremely difficult. We believe that these patients can benefit significantly from the improved disposable interventional device navigation enabled by our system.

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

         We believe the Stereotaxis System is particularly well-suited for those electrophysiology procedures which are time consuming or which can only be performed by highly experienced physicians. These procedures include:

     o General Mapping and Ablations. For the more routine mapping and ablation procedures, our system offers the unique benefit of precise catheter movement and consistent heart wall contact. Additionally, the system can control the procedure and direct catheter movement from the control room, saving the physician time and helping to avoid unnecessary exposure to high doses of radiation.

     o Atrial Fibrillation. A common cause of sustained abnormal heart rhythm, atrial fibrillation, is a particular type of arrhythmia characterized by rapid, disorganized contractions of the heart's upper chambers, the atria, which lead to ineffective heart pumping and blood flow and can be a major risk factor for stroke. The majority of potential patients cannot benefit from manual catheter-based procedures for atrial fibrillation because the procedures are extremely complex and are performed by only the most highly skilled electrophysiologists. They also typically have much longer procedure times than conventional ablation cases and lower success rates. We believe that our system can allow these procedures to be performed by a broader range of electrophysiologists and, by automating some of the more complex ablation routines, can standardize and reduce procedure times and significantly improve outcomes.

     o Bi-Ventricular Pacing. Congestive heart failure is a potentially fatal condition in which the heart muscle is damaged to the point that it is unable to provide adequate blood flow rate through the body. A new therapy, dual chamber cardiac resynchronization therapy, or bi-ventricular pacing, has shown promise in the treatment of a certain type of congestive heart failure in which the left and right sides of the left ventricle do not contract at the same time. The procedure used to carry out this therapy involves the placement of a pacemaker lead into the coronary venous system of the heart. Interventional treatment of this patient population is growing rapidly but the placement of the venous pacing lead with manual interventional technologies is highly challenging and time consuming, and less than optimal lead placement can contribute to poor outcomes. The unpredictability of procedure times also makes efficient cath lab scheduling very difficult in these cases.

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

COLLABORATIONS

         We have entered into collaborations with technology leaders in the global cath lab market, including Siemens, Philips, and Biosense Webster that we believe will aid us in commercializing our Stereotaxis System. We believe our two imaging partners, Siemens and Philips, have a significant percentage of the installed base in the U.S.

         We believe that these collaboration arrangements are favorable to Stereotaxis because they:

     o provide for the integration of our system with market leading digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices;

     o allow us to leverage the sales, distribution, service and maintenance expertise of our strategic partners; and

     o enable operational flexibility by not requiring us to provide any of our strategic partners with a right of first refusal in the event that another party wants to acquire us or with board representation where a strategic partner has made a debt or equity investment in us.

Imaging Partners

         Siemens Alliance. In June 2001, we entered into an alliance with Siemens, a global leader in cath lab equipment sales, including x-ray fluoroscopy systems. Under this alliance, we successfully integrated our Stereotaxis System with Siemens' digital fluoroscopy system to provide advanced cath lab visualization and instrument control through user-friendly computerized interfaces. We also coordinate our sales efforts with Siemens to co-place integrated systems at leading hospital sites in the U.S., Europe and in Asia. Under this alliance and under a separate services agreement, Siemens provides site planning, project management, equipment maintenance and support services for our products directly to our customers. To date, most of our systems placed for clinical use have been integrated with Siemens' digital fluoroscopy systems.

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

         Philips Alliance. In October 2003, we entered into an alliance with Philips, another recognized global leader in cath lab sales, pursuant to which we agreed to integrate our Stereotaxis System with Philips' digital x-ray fluoroscopy system. We also agreed with Philips to identify areas of concentration for bringing new solutions to integration of information sources and instrument control in the cath lab in cardiology and neurology. Under this alliance, we will coordinate our sales efforts with Philips in order to co-place our integrated systems. We also have an agreement relating to shared engineering and development costs.

Disposables Devices Partners

         Biosense Webster Alliance. We entered into an alliance in May 2002 pursuant to which we agreed to integrate Biosense Webster's advanced 3D catheter location sensing technology, which we believe has the leading market position in this important field of visualization for electrophysiology procedures, with our instrument control system, and to jointly develop associated location sensing electrophysiology mapping and ablation catheters that are navigable with the Stereotaxis System. We believe that these integrated products will provide physicians with the elements required for effective complex electrophysiology procedures: highly accurate information as to the exact location of the catheter in the body and highly precise control over the working tip of the catheter. We also agreed to coordinate our sales force efforts with Biosense Webster in order to place Biosense CARTO(R) RMT Systems and our Stereotaxis Systems that, together with the co-developed catheters, comprise the full integration of our instrument control and 3D location sensing technologies in the cath lab. We expanded this alliance in November 2003 to include the parallel integration of our instrument control technology with Biosense Webster's full line of non-location sensing mapping and ablation catheters that are relevant to our targeted applications in electrophysiology.

         The co-developed catheters are manufactured and distributed by Biosense Webster, and each of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on a profit formula for sales of the co-developed catheters, and our revenue share increases under certain circumstances. Under this alliance, we agreed to certain restrictions on our ability to co-develop and distribute catheters competitive with those we are developing with Biosense Webster and granted Biosense Webster certain notice and discussion rights for product development activities we undertake relating to localization and magnetically enabling interventional disposable devices in cardiology fields outside of electrophysiology and mapping.

         Either party may terminate this alliance in certain specified "change of control" situations, although the termination would not be effective until one year after the change of control and then would be subject to a wind-down period during which Biosense Webster would continue to supply co-developed catheters to us or to our customers for three years (or, for non-location sensing mapping and ablation catheters, until our first sale of a competitive product after a change of control, if earlier than three years). If we terminate the agreement under this provision, we must pay a termination fee to Biosense Webster equal to 5% of the total equity value of Stereotaxis in the change of control transaction, up to a maximum of $10 million. We also agreed to notify Biosense Webster if we reasonably consider that we are engaged in substantive discussions in respect of the sale of the company or substantially all of our assets.

RESEARCH AND DEVELOPMENT

         We have assembled an experienced group of engineers and physicists with recognized expertise in magnetics, software, control algorithms, systems integration and disposable interventional device modeling and design.

         Our research and development efforts are focused in three major areas:

     o continuing to enhance our existing system through ongoing product and software development;

     o designing new proprietary disposable interventional devices for use with our system; and

     o   developing next generation versions of our system.

         Our research and development team collaborates with our strategic partners, Siemens, Philips, and Biosense Webster, to integrate our Stereotaxis System's open architecture platform with key imaging, location sensing and information systems in the cath lab. We have also collaborated with a number of highly regarded interventional physicians in key clinical areas and have entered into agreements with a number of universities and research institutions, which serve to increase our access to world class physicians and scientists and to expand our name recognition in the medical community.


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

         Our back-up technical support includes a combination of on-line, telephone and on-site technical assistance services 24 hours a day, seven days a week. We have also hired service and support engineers with networking and medical equipment expertise, and have outsourced a portion of our installation and support services. We offer several different levels of support to our customers, including basic hardware and software maintenance, extended product maintenance, and rapid response capability for both parts and service.

MANUFACTURING

NIOBE Systems

         Our manufacturing strategy for our NIOBE system is to sub-contract the manufacture of major components and to eventually subcontract the final assembly and testing of those components. This permits us to focus on our core competencies in magnet design, magnetic physics, magnetic instrument control and navigational algorithms. Approximately 11,000 square feet of our St. Louis, Missouri facility is dedicated to systems assembly, testing and inspection as well as to demonstration and research.

Disposable Interventional Devices

         Our manufacturing strategy for disposable interventional devices is to outsource their manufacture through subcontracting and through our alliance with Biosense Webster and to expand partnerships for other interventional devices. We currently maintain pilot level manufacturing capability along with strong relationships with component level suppliers. We also manufacture prototype disposables to facilitate product development. We have approximately 5,000 square feet allocated to disposables manufacturing, assembly, testing and inspection with approximately 1,300 square feet of clean rooms in Maple Grove, Minnesota. We have entered into manufacturing agreements to provide high volume capability for devices other than catheters.

Software

         The software components of the Stereotaxis System, including control and application software, are developed both internally and with integrated modules we purchase or license. We perform final testing of software products in-house prior to their commercial release.

General

         Our manufacturing facilities operate under processes that meet the FDA's requirements under the Quality System Regulation, or QSR. In 2003, the FDA audited our Maple Grove, Minnesota facility for regulatory compliance, and no deficiencies were noted. A European notified body regularly audited each facility every year since 2001 and found the facilities to be in compliance with European requirements. The initial certification was issued in January 2002 for compliance with ISO 9001. The most recent issuance of formal certification is for ISO 13485:2003. If we fail to remain in compliance with the FDA or ISO 9001 standards, we may be required to cease all or part of our operations for some period of time until we can demonstrate that appropriate steps have been taken to comply with such standards. We cannot be certain that our facilities will comply with the FDA or ISO 9001 standards in future audits by regulatory authorities.

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

         Lead times for materials and components ordered by us and our contract manufacturers vary and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We and our contract manufacturers acquire materials, complete standard subassemblies and assemble fully configured systems based on sales forecasts. If orders do not match forecasts, we and our contract manufacturers may have excess or inadequate inventory of materials and components. See Please refer to "Item 1A--Risk Factors" in this annual report for a discussion of various risks associated with our manufacturing strategy.

SALES AND MARKETING

         We market our products in the U.S and internationally through a direct sales force of senior sales specialists, distributors and sales agents, supported by account managers that provide training, clinical support, and other services to our customers. In addition, our strategic alliances form an important part of our sales and marketing strategy. We leverage the sales forces of our imaging partners to co-market integrated systems on a worldwide basis. This approach allows us to maximize our leads and knowledge of the market opportunities while using our resources to sell directly to the customer. Biosense Webster will exclusively distribute our electrophysiology mapping and ablation catheters, co-developed pursuant to our alliance with them. We intend to increase our capital sales personnel and clinical account managers over the next 24 months and to enter into additional distribution and sales representative arrangements to market our products in the rest of the world.

         Our sales and marketing process has two important steps: (1) selling systems directly and through co-marketing agreements with our imaging partners, Siemens and Philips and through distributors; and (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service.

REIMBURSEMENT

         We believe that substantially all of the procedures, whether commercial or in clinical trials, conducted in the U.S. with the Stereotaxis System have been reimbursed to date and that substantially all commercial procedures in Europe have been reimbursed. We expect that third-party payors will reimburse, under existing billing codes, our line of guidewires, as well as our line of ablation catheters and those on which we are collaborating with Biosense Webster. We expect healthcare facilities in the U.S. to bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurers, for services performed with our products. We believe that procedures performed using our products, or targeted for use by products that do not yet have regulatory clearance or approval, are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot assure you that reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures using the Stereotaxis System. See "Item 1A--Risk Factors" for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

         Our strategy is to patent the technology, inventions and improvements that we consider important to the development of our business. As a result, we have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposables interventional devices and our 3D integration technology. As of December 31, 2005, we had 48 issued U.S. patents, eight exclusively licensed U.S. patents, one exclusively licensed non-U.S. patent and three non-exclusively licensed U.S. patents. In addition, we had 97 pending U.S. patent applications, 4 co-owned U.S. patent applications, 7 licensed U.S. patent applications, 20 pending non-U.S. patent applications, and 15 Patent Cooperation Treaty applications. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing. Accordingly, we anticipate that the number of pending U.S. patent applications will increase.

         Our patent portfolio covering magnet systems, including our NIOBE cardiology magnet system, is comprised of 10 issued patents and 13 pending applications. We have 16 issued patents and 31 pending applications covering methods of magnetically controlling magnetic medical devices, including the fundamental method of magnetically orienting and mechanically advancing devices in the body. In addition, we have 13 issued patents and 27 pending applications covering disposable interventional devices, including electrophysiology catheters, guidewires, atherectomy devices, neuro and other devices and our CARDIODRIVE automated catheter advancer. Finally, we have 19 pending patent applications for our disposable interventional devices, interfaces and navigation techniques that cover non-magnetic medical navigation.

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

         It would be technically difficult and costly to reverse engineer our Stereotaxis System, which contains numerous complex algorithms that control our disposable devices inside the magnetic fields generated by the Stereotaxis System. We further believe that our patent portfolio is broad enough in scope to enable us to obtain legal relief if any entity not licensed by us attempted to market disposable devices that can be navigated by the NIOBE system. We can also utilize plastic security keys, with embeded smart chips and associated software, that allow our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system.

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

         We seek to protect our proprietary information by requiring our employees, consultants, contractors, outside partners and other advisers to execute nondisclosure and assignment of invention agreements upon commencement of their employment or engagement, through which we seek to protect our intellectual property. These agreements to protect our unpatented technology provide only limited and possibly inadequate protection of our rights. Third parties may therefore be able to use our unpatented technology, reducing our ability to compete. In addition, employees, consultants and other parties to these agreements may breach them and adequate remedies may not be available to us for their breaches. Many of our employees were previously employed at universities or other medical device companies, including potential competitors. We could in the future be subject to claims that these employees or we have used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and divert the attention of management and key personnel from our business operations. We also generally seek confidentiality agreements from third parties that receive our confidential data or materials.

         Our intellectual property involves certain risks and uncertainties. Please refer to "Item 1A--Risk Factors" in this annual report for a description of these risks and uncertainties.



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

         We believe that the primary competitive factors in the market we address are capability, safety, efficacy, ease of use, price, quality, reliability and effective sales, support, training and service. The length of time required for products to be developed and to receive regulatory and reimbursement approval is also an important competitive factor. See "Item 1A--Risk Factors" for a discussion of other competitive risks facing our business.

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

         Our medical devices are categorized under the statutory framework described in the FFDCA. This framework is a risk-based system which classifies medical devices into three classes from lowest risk (Class I) to highest risk (Class III). In general, Class I and II devices are either exempt from the need for FDA clearance or cleared for marketing through a premarket notification, or 510(k), process. Our devices that are considered to be general tools, such as our NIOBE cardiology magnet system and our suite of guidewires, or that provide diagnostic information, such as our TANGENT electrophysiology mapping catheters, are subject to 510(k) requirements. These devices are cleared for use as general tools which have utility in a variety of interventional procedures. Our therapeutic devices, such as our HELIOS ablation catheters, are subject to the premarket approval, or PMA, process.

         If clinical data are needed to support a marketing application for our devices, generally, an investigational device exemption, or IDE, is assembled and submitted to the FDA. The FDA reviews and must approve the IDE before the study can begin. In addition, the study must be approved by an Institutional Review Board covering each clinical site. When all approvals are obtained, we initiate a clinical study to evaluate the device. Following completion of the study, we collect, analyze and present the data in an appropriate submission to the FDA, either a 510(k) or PMA.

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

         For our 510(k) devices, we design the submission to cover multiple models or variations in order to minimize the number of submissions. For our PMA devices, we often rely upon the PMA approvals of our strategic partners to utilize the PMA supplement regulatory path rather than pursue an original PMA. Because of the differences in the amount of data and numbers of patients in clinical trials, a PMA supplement process is often much shorter than the amount of time and data required for approval of an original PMA.

         Currently our NIOBE cardiology magnet system, NAVIGANT advanced user interface, CARDIODRIVE automated catheter advancer, the CRONUS and ASSERT families of coronary guidewires, TANGENT electrophysiology mapping catheter and a TITAN guidewire have been cleared by the FDA to be used in interventional procedures. We have received the CE Mark for our HELIOS electrophysiology ablation catheter and, in the U.S., we have filed a PMA for this device. In addition, we have received the CE Mark for our family of TITAN guidewires.

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

         We have received the right to affix the CE Mark to each of our products that has received 510(k) clearance in the U.S. and also for our HELIOS ablation catheter. We have not applied for the right to affix the CE Mark to our TANGENT mapping catheter as it is not currently marketed. If we modify existing products or develop new products in the future, including new devices, we will need to apply for permission to affix the CE Mark to such products. We will be subject to regulatory audits, currently conducted biannually, in order to maintain any CE Mark permissions we have already obtained. We cannot be certain that we will be able to obtain permission to affix the CE Mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE Mark to our products, we will no longer be able to sell our products in member countries of the European Union.

         In addition, through Siemens, we intend to submit an application for regulatory approval to commence a clinical study with the Japanese Ministry of Health, Labor and Welfare for commercial use of the Stereotaxis System in Japan. Siemens has agreed to coordinate the regulatory approval process and act as distributor for our NIOBE cardiology magnet system and NAVIGANT advanced user interface in Japan. We have received regulatory approval for our system and for our TANGENT mapping catheter and the NIOBE cardiology magnet system. We will continue to pursue regulatory approval of additional devices. We will evaluate regulatory approval in other foreign countries on an opportunistic basis.

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

         Government officials have focused their enforcement efforts on marketing of healthcare services and products, among other activities, and recently have brought cases against sales personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. As part of our compliance program, we have established a formal Clinical Compliance Committee and appointed a Clinical Compliance Officer to help ensure compliance with the Anti-Kickback Statute and similar state laws and we train our employees on our healthcare compliance policies. However, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and assert otherwise.

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

         In addition to federal regulations issued under HIPAA, some states and foreign countries have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our operations and procedures to comply with the more stringent state laws, which may entail significant and costly changes for us. We believe that we are in compliance with such state laws and regulations. However, if we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

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

         When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties from $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the federal False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Although simple negligence should not give rise to liability, submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could result in substantial civil liability. The False Claims Act has been used to assert liability on the basis of inadequate care, improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. We are unable to predict whether we could be subject to actions under the False Claims Act, or the impact of such actions. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our financial performance.

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


EMPLOYEES

         As of December 31, 2005, we had 161 employees, 54 of whom were engaged directly in research and development, 24 in manufacturing and service, 15 in regulatory, clinical affairs and quality activities, 52 in sales and marketing activities and 16 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

AVAILABILITY OF INFORMATION
         We make certain filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge in the Investor Relations section of our website, http://www.stereotaxis.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Further, these filings are available on the Internet at http://www.sec.gov.

ITEM 1A. RISK FACTORS

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

OUR COLLABORATIONS WITH SIEMENS, PHILIPS, BIOSENSE WEBSTER OR OTHER PARTIES MAY FAIL, OR WE MAY NOT BE ABLE TO ENTER INTO ADDITIONAL PARTNERSHIPS OR COLLABORATIONS IN THE FUTURE.

         We are collaborating with Siemens, Philips, Biosense Webster or other parties to integrate our instrument control technology with their respective imaging products or disposable interventional devices and to co-develop additional disposable interventional devices for use with our Stereotaxis System. For the immediate future, a significant portion of our revenues from system sales will be derived from these integrated products. In addition, each of Siemens and Philips has agreed to provide post-installation maintenance and support services to our customers for our integrated systems and we are in discussions with Philips to provide the same.

         Our product commercialization plans could be disrupted, leading to lower than expected revenue and a material and adverse impact on our results of operations and cash flow, if:

     o any of our collaboration partners delays or fails in the integration of its technology with our Stereotaxis System as planned;
     o any of our collaboration partners does not co-market and co-promote our integrated products diligently or does not provide maintenance and support services as we expect; or
     o we become involved in disputes with one or more of our collaboration partners regarding our collaborations.

         Siemens, Philips and Biosense Webster, as well as some of our other collaborators, are large, global organizations with diverse product lines and interests that may diverge from our interests in commercializing our products. Accordingly, our collaborators may not devote adequate resources to our products, or may experience financial difficulties, change their business strategy or undergo a business combination that may affect their willingness or ability to fulfill their obligations to us. In particular, we have had only limited experience with respect to the integration of our system with Philips' imaging products.

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

WE HAVE LIMITED EXPERIENCE SELLING, MARKETING AND DISTRIBUTING PRODUCTS, WHICH COULD IMPAIR OUR ABILITY TO INCREASE REVENUES.

         We currently market our products in the U.S., Europe and the rest of the world through a direct sales force of sales specialists, distributors and sales agents, supported by account managers that provide training, clinical support, and other services to our customers. If we are unable to increase our sales force or effectively utilize our existing sales force significantly in the foreseeable future, we may be unable to generate the revenues we have projected in our business plan. Factors that may inhibit our sales and marketing efforts include:

     o our inability to recruit and retain adequate numbers of qualified sales and marketing personnel;
     o the inability of sales personnel to obtain access to or persuade adequate numbers of hospitals and physicians to purchase and use our products;
     o unforeseen costs associated with maintaining and expanding an independent sales and marketing organization; and
     o increased government scrutiny with respect to marketing activities in the health care industry.

         In addition, if we fail to effectively use distributors or contract sales persons for distribution of our products where appropriate, our revenues and profitability would be adversely affected.

OUR MARKETING STRATEGY IS DEPENDENT ON COLLABORATION WITH PHYSICIAN "THOUGHT LEADERS."

         Our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading commercial and research hospitals, particularly in the U.S. and Europe If we are unable to gain and/or maintain such support and collaboration or if the reputation or standing of these physicians is impaired or otherwise adversely affected, our ability to market the Stereotaxis System and, as a result, our financial condition, results of operations and cash flow could be materially and adversely affected.

WE MAY NOT BE ABLE TO RAPIDLY TRAIN PHYSICIANS IN NUMBERS SUFFICIENT TO GENERATE ADEQUATE DEMAND FOR OUR PRODUCTS.

         In order for physicians to learn to use the Stereotaxis System, they must attend one or more training sessions in order to familiarize themselves with a sophisticated user interface. Market acceptance could be delayed by lack of physician willingness to attend training sessions or by the time required to complete this training. An inability to train a sufficient number of physicians to generate adequate demand for our products could have a material adverse impact on our financial condition and cash flow.

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

         We currently have outstanding purchase orders and other commitments for our systems. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. The installation of our system is inherently controlled by the cath lab construction or renovation process which comprises multiple stages, all of which are outside of our control. Although the actual installation of our system requires only a few weeks, and can be accomplished by either our staff or by subcontractors, successful installation of our system can be subjected to delays related to the overall construction or renovation process. If we experience any failures or delays in completing the installation of these systems, our reputation would suffer and we may not be able to sell additional systems. Substantial delays in the installation process also increase the risk that a customer would attempt to cancel a purchase order. This would have a negative effect on our revenues and results of operations.

WE WILL LIKELY EXPERIENCE LONG AND VARIABLE SALES CYCLES, WHICH COULD RESULT IN SUBSTANTIAL FLUCTUATIONS IN OUR QUARTERLY RESULTS OF OPERATIONS.

         We anticipate that our system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals' cath lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, our system has typically been installed six to eight months after the receipt of a purchase order from a hospital due to the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site and this may happen with existing or future purchase orders. These factors have contributed, and may continue to contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

WE MAY NOT GENERATE CASH FROM OPERATIONS NECESSARY TO COMMERCIALIZE OUR EXISTING PRODUCTS AND INVEST IN NEW PRODUCTS.

         Although we recently completed a public offering of our common stock in which we raised approximately $61.7 million of net proceeds, we may require additional funds to meet our working capital and capital expenditure needs in the future. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

     o   enhance our existing products or develop new ones;
     o   expand our operations;
     o   hire, train and retain employees; or
     o respond to competitive pressures or unanticipated capital requirements.

         Our failure to do any of these things could result in lower revenues and adversely affect our financial condition and results of operations, and we may have to curtail or cease operations.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND MAY NOT BE PROFITABLE IN THE FUTURE.

         We have incurred substantial net losses since inception, and we expect to incur substantial net losses in 2006 as we seek additional regulatory approvals, launch new products and generally continue to scale up our sales, marketing and manufacturing operations to continue the commercialization our products. We had net losses of approximately $43.6 million in 2005, $27.3 million in 2004 and $24.0 million in 2003, and at December 31, 2005 we had an accumulated deficit of approximately $158 million. A small portion of our accumulated deficit is attributable to investments in development of products for neurosurgical applications, which was our primary focus in the first several years after our inception in 1990. Because we may not be successful in completing the development or commercialization of our technology, your return on these investments may be limited. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenues and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenues, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

OUR INCREASED RELIANCE ON CONTRACT MANUFACTURERS AND ON SUPPLIERS, AND IN SOME CASES, A SINGLE SUPPLIER, COULD HARM OUR ABILITY TO MEET DEMAND FOR OUR PRODUCTS IN A TIMELY MANNER OR WITHIN BUDGET.

         We depend on contract manufacturers to produce most of the components of our systems and other products such as our guidewires and electrophysiology catheters. We also depend on various third party suppliers for the magnets we use in our NIOBE cardiology magnet systems. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our NIOBE cardiology magnet system, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

     o we may not be able to control the quality and cost of our system or respond to unanticipated changes and increases in customer orders;
     o we may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems; and
     o we may not be able to find new or alternative components for our use or reconfigure our system and manufacturing processes in a timely manner if the components necessary for our system become unavailable.

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

         We also rely on our collaboration partner, Biosense Webster, and other parties to manufacture a number of disposable interventional devices for use with our Stereotaxis System. If these parties cannot manufacture sufficient quantities of disposable interventional devices to meet customer demand, or if their manufacturing processes are disrupted, our revenues and profitability would be adversely affected.

RISKS ASSOCIATED WITH INTERNATIONAL MANUFACTURING AND TRADE COULD NEGATIVELY IMPACT THE AVAILABILITY AND COST OF OUR PRODUCTS BECAUSE MATERIALS USED TO MANUFACTURE OUR MAGNETS, ONE OF OUR KEY SYSTEM COMPONENTS, ARE SOURCED FROM JAPAN AND CHINA.

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

         We do not have extensive experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our NIOBE cardiology magnet systems, we subcontract the manufacturing of major components and complete the final assembly and testing of those components in-house. As a result, we may be unable to meet the expected future demand for our Stereotaxis System. In addition, the products we design may not satisfy all of the performance requirements and we may need to improve or modify the design or production process in order to do so. We may also experience quality problems, substantial costs and unexpected delays in our efforts to upgrade and expand our manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, we will be unable to produce a sufficient supply of systems necessary to meet our future growth expectations In addition, we design, test and manufacture a portion of the disposable devices that are used with our NIOBE magnetic navigation system. In order to do so, we will need to retain qualified employees for our assembly and testing operations. In addition, we are dependent on the facilities we lease in St. Louis, Missouri and Maple Grove, Minnesota in order to manufacture and assemble certain products. We could encounter problems at either of these facilities, which could delay or prevent us from assembling or testing our products or maintaining our pilot manufacturing capabilities or otherwise conducting operations. We moved our St. Louis operations to new facilities in the St. Louis area in early 2006.

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

WE MAY NOT BE ABLE TO OBTAIN ALL THE LICENSES FROM THIRD PARTIES NECESSARY FOR THE DEVELOPMENT OF NEW PRODUCTS.

         As we develop additional disposable interventional devices for use with our system, we may find it advisable or necessary to seek licenses or otherwise make payments in exchange for rights from third parties who hold patents covering technology used in specific interventional procedures. For example, we recently made a substantial payment to the University of Virginia Patent Foundation to eliminate any requirement for us to pay royalties of Stereotaxis products that address clinical applications in the cardiovascular, peripheral vascular and certain other clinical fields. If we cannot obtain the desired licenses or rights, we could be forced to try to design around those patents at additional cost or abandon the product altogether, which could adversely affect revenues and results of operations. If we have to abandon a product, our ability to develop and grow our business in new directions and markets would be adversely affected.

OUR PRODUCTS AND RELATED TECHNOLOGIES CAN BE APPLIED IN DIFFERENT
INDUSTRIES, AND WE MAY FAIL TO FOCUS ON THE MOST PROFITABLE AREAS.

         The Stereotaxis System is designed to have the potential for expanded applications beyond interventional cardiology and electrophysiology, including congestive heart failure, structural heart repair, interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected industries and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

         Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or pre-market approval, or PMA, from the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for our current Stereotaxis System, including a limited number of disposable interventional devices, and are able to market our system commercially in the U.S., our business model relies significantly on revenues from additional disposable interventional devices for which there is no current FDA clearance or approval. We cannot commercially market our unapproved disposable interventional devices in the U.S. until the necessary clearance or approvals from the FDA have been received. Until such time, we can only supply these devices to research institutions for permitted investigational use. In addition, we are working with third parties with whom we are co-developing disposable products. In some cases, these companies are responsible for obtaining appropriate regulatory clearance or approval to market these disposable devices. If these clearances or approvals are not received or are substantially delayed or if we are not able to offer s sufficient array of approved disposable interventional devices, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

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

SOFTWARE OR OTHER DEFECTS MAY BE DISCOVERED IN OUR PRODUCTS.

         Our products incorporate many components, including sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Because our products are designed to be used to perform complex interventional procedures, we expect that physicians and hospitals will have an increased sensitivity to the potential for software defects. We cannot assure you that our software or other components will not experience errors or performance problems in the future. If we experience software errors or performance problems, we would likely also experience:

     o   loss of revenue;
     o   delay in market acceptance of our products;
     o   damage to our reputation;
     o   additional regulatory filings;
     o   product recalls;
     o   increased service or warranty costs; and/or
     o   product liability claims relating to the software defects.

IF WE FAIL TO COMPLY WITH HEALTH CARE REGULATIONS, WE COULD FACE SUBSTANTIAL PENALTIES AND OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

         While we do not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, many health care laws and regulations apply to our business. We could be subject to health care fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include:

     o the federal healthcare program Anti-Kickback Law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;
     o federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;
     o the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

     o state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
     o federal self-referral laws, such as STARK, which prohibits a physician from making a referral to a provider of certain health services with which the physician or the physician's family member has a financial interest.

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

WE FACE CURRENCY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES.

         We intend to continue to devote significant efforts to marketing our systems and products outside of the U.S. This strategy will expose us to numerous risks associated with international operations, which could adversely affect our results of operations and financial condition, including the following:

     o currency fluctuations that could impact the demand for our products or result in currency exchange losses;
     o export restrictions, tariff and trade regulations and foreign tax laws;
     o   customs duties, export quotas or other trade restrictions;
     o   economic and political instability; and
     o   shipping delays.

         In addition, contracts may be difficult to enforce and receivables difficult to collect through a foreign country's legal system.

RISKS RELATED TO OUR COMMON STOCK

OUR PRINCIPAL STOCKHOLDERS CONTINUE TO OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, AND THEY HAVE THE ABILITY TO SUBSTANTIALLY INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL.

         As of December 31, 2005, our executive officers, directors and individuals or entities affiliated with them beneficially own or control a substantial percentage of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

OUR CERTIFICATE OF INCORPORATION AND BYLAWS, DELAWARE LAW AND ONE OF OUR ALLIANCE AGREEMENTS CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER.

         Our certificate of incorporation and bylaws and Delaware law contain provisions that might enable our management to resist a takeover. These provisions may:

     o discourage, delay or prevent a change in the control of our company or a change in our management;
     o   adversely affect the voting power of holders of common stock; and
     o limit the price that investors might be willing to pay in the future for shares of our common stock.

         In addition, under our alliance with Biosense Webster, either party may terminate the alliance under certain circumstances involving a "change of control" of Stereotaxis. Any termination must be effected within 90 days of the change of control, but would be effective one year after the change of control. If we terminate under this provision, we must pay a termination fee to Biosense Webster equal to 5% of the total equity value of Stereotaxis in the change of control transaction, up to a maximum of $10 million. We also agreed to notify Biosense Webster if we reasonably consider that we are engaged in substantive discussions in respect of the sale of the company or substantially all of our assets. These provisions may similarly discourage a takeover and negatively affect our share price as described above.

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

         As of December 31, 2005, we had outstanding 27,799,092 shares of common stock.

EVOLVING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES AND CONTINUING UNCERTAINTY.

         Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules are creating uncertainty for public companies. We continue to evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

OUR FUTURE OPERATING RESULTS MAY BE BELOW SECURITIES ANALYSTS' OR INVESTORS' EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

         The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenues or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

     o   demand for our products;
     o the performance of third-party contract manufacturers and component suppliers;
     o   our ability to develop sales and marketing capabilities;
     o the success of our collaborations with Siemens, Philips and Biosense Webster and others;
     o our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;
     o our ability to obtain regulatory clearances or approvals for our new products; and
     o   our ability to obtain and protect proprietary rights.

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

WE EXPECT THAT THE PRICE OF OUR COMMON STOCK COULD FLUCTUATE SUBSTANTIALLY, POSSIBLY RESULTING IN CLASS ACTION SECURITIES LITIGATION.

         We have only been publicly traded since August 12, 2004. A limited number of our shares trade actively in the market. The market price of our common stock will be affected by a number of factors, including:

     o actual or anticipated variations in our results of operations or those of our competitors;
     o   the receipt or denial of regulatory approvals;
     o announcements of new products, technological innovations or product advancements by us or our competitors;
     o developments with respect to patents and other intellectual property rights;
     o changes in earnings estimates or recommendations by securities analysts or our failure to achieve analyst earnings estimates; and
     o   developments in our industry.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         As of December 31, 2005, there were no unresolved written comment from the Commission staff regarding our periodic or current reports.

ITEM 2.  PROPERTIES

         In December 2005 and January 2006 we moved our primary company facilities into approximately 31,000 square feet of office and 11,000 square feet of demonstration and assembly space in St. Louis, Missouri. This space is leased under an agreement that expires in 2015.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

         Our common stock has been traded on The Nasdaq Stock Market under the symbol "STXS" since August 12, 2004. The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by Nasdaq.

            QUARTER ENDED                                     HIGH       LOW
            -------------                                     ----       ---

YEAR ENDED DECEMBER 31, 2005
First Quarter                                                $10.43     $7.61
Second Quarter                                                 8.09      6.08
Third Quarter                                                 10.15      7.41
Fourth Quarter                                                 9.11      5.83

YEAR ENDED DECEMBER 31, 2004:
August 12, 2004 to September 30, 2004                        $12.44     $7.50
Fourth Quarter                                                10.89      8.43

         As of February 28, 2006, there were approximately 124 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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


                                                                 YEAR ENDED DECEMBER 31,
                                            2005            2004            2003            2002          2001
                                      ------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Sales                                   $ 15,026,390    $ 18,816,860    $  5,014,877    $     18,900   $          -
Cost of Sales                              7,720,706      10,672,262       4,051,313          39,760              -
                                      ------------------------------------------------------------------------------

Gross Profit (Loss)                        7,305,684       8,144,598         963,564         (20,860)             -
                                      ------------------------------------------------------------------------------

Operating costs and expenses:
Research and development                  17,829,282      17,215,414      13,590,922      14,742,015     14,359,131
General and administrative                13,190,316       6,900,016       5,323,682       4,528,637      2,645,563
Sales and marketing                       17,365,631      11,447,857       5,999,310       2,230,565        951,280
Royalty settlement                         2,923,111               -               -               -              -
                                      ------------------------------------------------------------------------------

Total operating costs and expenses        51,308,340      35,563,287      24,913,914      21,501,217     17,955,974
                                      ------------------------------------------------------------------------------

Loss from operations                     (44,002,656)    (27,418,689)    (23,950,350)    (21,522,077)   (17,955,974)
Interest and other income
 (expense), net                              444,821         161,220         (86,487)         63,419        950,776
                                      ------------------------------------------------------------------------------

Net loss                                $(43,557,835)   $(27,257,469)   $(24,036,837)   $(21,458,658)  $(17,005,198)
                                      ===============================================================================

Basic and diluted net loss per
 share (1)                                  $  (1.60)        $ (2.38)       $ (18.37)       $ (19.21)      $ (23.01)
                                      ===============================================================================

Shares used in computing basic
 and diluted net loss per share           27,301,822      11,470,310       1,308,805       1,117,301        739,088
                                      ===============================================================================

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
 short-term investments                 $ 10,735,587    $ 45,648,834    $ 26,480,612    $ 28,834,123   $ 30,452,205
Working Capital                           15,896,719      50,404,840      22,764,719      25,483,149     26,660,162
Total Assets                              36,658,189      71,044,697      37,323,419      32,920,872     31,750,413
Long-term debt, less current
 maturities                                1,972,222       1,000,000       2,243,768       2,281,321              -
Accumulated deficit                     (158,231,069)   (114,673,234)    (87,415,765)    (63,378,928)   (41,920,270)
Total stockholders' equity                18,125,842      58,394,468      25,266,428      24,006,646     27,476,496


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

         This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in Item 1A. "Risk Factors." Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "can," "could," "may," "will," "would," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

OVERVIEW

         Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital's interventional surgical suite to enhance the treatment of coronary artery disease and arrhythmias. The Stereotaxis System is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using computer-controlled, externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, shorter procedure time and reduced x-ray exposure. The core components of the Stereotaxis system have received regulatory clearance in the U.S., Canada, Europe and China.

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

         Our initial focus was on the development of neurosurgical applications for our technology, including delivery of devices to specific sites within the brain. During that time, we primarily devoted our resources to developing prototypes and performing research and development activities in this area. Following receipt of FDA approval to begin human clinical trials in the field of brain biopsies, we successfully completed our initial human clinical procedures in this area in late 1998. Over the next two years, we shifted our primary focus to developing applications for our technology to treat cardiovascular diseases because of the significantly larger market opportunities for these applications. During 2003, following receipt of marketing clearance from the FDA for our current system, we emerged from the development stage and began to generate revenue from the placement of investigational systems and the commercial launch of our cardiology system in the U.S. and Europe.

         In August 2004, we completed an initial public offering in which we issued and sold 5,500,000 shares of common stock. In September 2004, the underwriters exercised an option to purchase 462,352 additional shares. In connection with the initial public offering (including the over-allotment option exercise), we received approximately $41.4 million in net proceeds.
In February 2006, we completed a registered direct offering of our common stock in which we issued and sold 5,000,000 shares of our common stock at $12.00 per share. In addition, the underwriters exercised their option to purchase an additional 500,000 shares. In conjunction with these transactions, we received approximately $61.7 million in net proceeds. Prior to our initial public offering, we funded our operations primarily through private equity financings, supplemented by bank financing. Since our inception, we have generated significant losses. As of December 31, 2005, we had incurred cumulative net losses of approximately $158 million. We expect to incur additional losses through the latter part of 2007 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs

         We have alliances with each of Siemens AG Medical Solutions, Philips Medical Systems and Biosense Webster, Inc., a subsidiary of J&J, through which we are integrating our Stereotaxis System with market leading digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices, in order to continue to develop new solutions in the cath lab. Each of these alliances provides for coordination of our sales and marketing activities with those of our partners. In addition, Siemens has agreed to provide worldwide service for our integrated systems. Siemens and J&J also invested in our convertible preferred stock, which was converted into common stock as a result of the initial public offering.

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

         Stock compensation expense, which is a noncash charge, results from stock option grants made to employees at exercise prices below the deemed fair value of the underlying common stock, and from stock option grants made to non-employees at the fair value of the option granted, from grants of stock appreciation rights for which the number of shares cannot yet be determined and from grants of restricted shares to employees. The fair value of options granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. When we were a private company, the deemed fair value of the underlying common stock was determined by management and the Board of Directors based on their best estimates using information from preferred stock financing transactions or other significant changes in the business. The fair value of the grants of restricted shares was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, and for time-based restricted share grants is amortized over the vesting period of the underlying issue, generally two to four years. Stock compensation expense for stock appreciation rights is amortized over the vesting period and is remeasured through the vesting date. Stock compensation expense for performance-based restricted shares is amortized over the anticipated vesting period, is remeasured through the vesting date and is subject to adjustment based on the probable or actual achievement of objectives. Unearned deferred compensation for non-employees and for stock appreciation rights is periodically remeasured through the vesting date.

         The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options or stock appreciation rights or performance-based restricted shares for which we have recorded deferred compensation are subsequently cancelled or expire, or may increase if the fair market value of our stock increases or if we make additional grants of non-qualified stock options to members of our scientific advisory board or other non-employees or if we make additional grants of restricted shares.

         In December 2004 the FASB issued SFAS No. 123 (R), "Share-Based Payments"(SFAS No. 123 (R)). This Statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25 "Accounting for Stock Issued to Employees." SFAS 123 (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of the instruments. SFAS 123 (R)) is effective for the first annual period beginning after June 15, 2005. We plan to adopt the provisions of this Statement in the first quarter of calendar year 2006 on the modified prospective basis utilizing the Black Scholes valuation model to determine the fair value of the stock. The impact of the adoption of SFAS 123(R) cannot be determined at this time because it will depend on the levels of share-based payments granted in the future and the price of our stock in the future. The Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure." Had we adopted SFAS 123(R) in prior periods, we believe the impact of the standard would have approximated the amounts described in Note 2 to our financial statements.

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

         In assessing whether and to what extent deferred tax assets are realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, limitations imposed by Section 382 of the Internal Revenue Code and projections for future losses over periods which the deferred tax assets are deductible, we determined that a 100% valuation allowance of deferred tax assets was appropriate.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND 2004

         Revenues. Revenues decreased to $15.0 million for the year ended December 31, 2005 from $18.8 million for the year ended December 31, 2004, a decrease of approximately 20%. Revenues from sales of systems decreased to $12.8 million for the year ended December 31, 2005 from $17.2 million for the year ended December 31, 2004, a decrease of approximately 26%. Revenues from the sale of systems decreased primarily because we sold 13 systems in 2005 compared to 22 systems in 2004 as domestic revenues and order rates were negatively impacted by delays in approval of catheters for use with the system. Average selling price increased approximately 19% in 2005 as contrasted with 2004. Revenues from sales of disposable interventional devices, service and accessories increased to $2.3 million for the year ended December 31, 2005 from $1.6 million for the year ended December 31, 2004, an increase of approximately 42%. This increase was attributable to the increased base of installed systems.

         Cost of Revenues. Cost of revenues decreased to $7.7 million for the year ended December 31, 2005 from $10.7 million for the year ended December 31, 2004, a decrease of approximately 28%. This decrease in cost of revenues was attributable primarily to the decreased number of systems sold and associated cost of goods sold for those systems. As a percentage of our revenues, cost of revenues was 51% in the year ended December 31, 2005 compared to 57% in the year ended December 31, 2004. During the year ended December 31, 2005, the vast majority of the systems delivered were the advanced NIOBE II systems whereas the majority of the systems delivered during the prior year were NIOBE I systems. Although the average cost of the NIOBE II systems exceeded the average cost of the NIOBE I system, the increase in the average selling price of the system resulted in the increased gross margin.

         Research and Development Expenses. Research and development expenses increased to $17.8 million for the year ended December 31, 2005 from $17.2 million for the year ended December 31, 2004, an increase of approximately 4%. The increase was due principally to an increase in the number of research and development projects, including continued integration and development related to disposable interventional devices, further development of the Niobe platform technology, as well as user interface improvements.

         General and Administrative Expenses. General and administrative expenses increased to $13.2 million for the year ended December 31, 2005 from $6.9 million for the year ended December 31, 2004, an increase of 91%. The increase relates to increased regulatory, insurance, audit and other costs associated with the Company's public company status following the August 2004 IPO, expanded activity in clinical compliance and regulatory affairs, as well as limited headcount additions in the general and administrative departments.

         Sales and Marketing Expenses. Sales and marketing expenses increased to $17.4 million for the year ended December 31, 2005 from $11.4 million for the year ended December 31, 2004, an increase of approximately 52%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

         Royalty Settlement. Royalty settlement expense related to the resolution of a patent licensing dispute with the University of Virginia Patent Foundation during the year ended December 31, 2005.

         Interest Income. Interest income increased approximately 45% to $950,000 for the year ended December 31, 2005 from $656,000 for the year ended December 31, 2004. Interest income increased due to higher realized rates on investments during the year ended December 31, 2005.

         Interest Expense. Interest expense remained relatively unchanged as the decrease in average borrowings was offset by amortization of warrant expense related to the affiliate line of credit.

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

         Cost of Revenues. Cost of revenues increased to $10.7 million for the year ended December 31, 2004 from $4.1 million for the year ended December 31, 2003, an increase of approximately 163%. This increase in cost of revenues was attributable primarily to the increased number of systems sold and associated cost of goods sold for those systems, offset by an approximate 17% reduction in average cost per system recognized. As a percentage of our revenues, cost of revenues, excluding "Other revenue," was 57% in the year ended December 31, 2004 compared to 94% in the year ended December 31, 2003. The improvement in the cost of revenue as a percentage of revenues was primarily a result of previously mentioned cost reduction as well as an increase in average selling price per system.

         Research and Development Expenses. Research and development expenses increased to $17.2 million for the year ended December 31, 2004 from $13.6 million for the year ended December 31, 2003, an increase of approximately 27%. The increase was due principally to an increase in the number of research and development projects with our strategic partners, primarily related to disposable interventional devices, further development of the Niobe platform technology, and salary and benefits for additional personnel performing research activities. In addition, during the year ended December 31, 2004 we recognized an offset to our development expenses under our agreement with Philips relating to the integration of our system with Philips' digital x-ray fluoroscopy system.

         General and Administrative Expenses. General and administrative expenses increased to $6.9 million for the year ended December 31, 2004 from $5.3 million for the year ended December 31, 2003, an increase of approximately 30%. The increase was due to an increase in our business activity related to the commercialization of our products, including personnel and clinical trials as well as legal and other costs.

         Sales and Marketing Expenses. Sales and marketing expenses increased to $11.4 million for the year ended December 31, 2004 from $6.0 million for the year ended December 31, 2003, an increase of approximately 91%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

         Interest Income. Interest income increased approximately 75% to $656,000 for the year ended December 31, 2004 from $375,000 for the year ended December 31, 2003. Interest income increased due to greater invested balances and higher realized rates on short-term investments during the year ended December 31, 2004.

         Interest Expense. Interest expense remained relatively unchanged as the average borrowings and average rates were relatively unchanged.

INCOME TAXES

         Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2005 and 2004 to reflect these uncertainties. As of December 31, 2005, we had federal and state net operating loss carryforwards of approximately $150 million and federal research and development credit carryforwards of approximately $3.4 million. The net operating loss and research and development credit carryforwards will expire on various dates beginning in 2006 through 2025, respectively, if not utilized. We may not be able to utilize certain of these loss carryforwards and credits prior to their expiration.

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

         In February 2006, we completed a registered direct offering of our common stock in which we issued and sold 5,000,000 shares of our common stock at $12.00 per share. In addition, the underwriters exercised their option to purchase an additional 500,000 shares. In conjunction with these transactions, we received approximately $61.7 million in net proceeds. At December 31, 2005, prior to completion of the 2006 offering, we had working capital of approximately $15.9 million, compared to $50.4 million at December 31, 2004.

         Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $5.5 million and $34.6 million of investments in corporate debt securities, U.S. government agency notes and commercial paper at December 31, 2005 and 2004, respectively.

         The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2005, 2004 and 2003 (in thousands):

                                                                     2005           2004           2003
                                                                     ----           ----           ----

Cash Flow used in Operating Activities                             $(40,986)     $ (31,814)     $ (24,469)

Cash Flow provided by (used in) Investing Activities                 26,664        (29,654)        (7,182)

Cash Flow provided by Financing Activities                            2,625         57,019         24,174

         Net cash used in operating activities. We used approximately $41.0 million, $31.8 million and $24.5 million of cash in operating activities during the year ended December 31, 2005, 2004 and 2003, respectively, primarily as a result of operating losses during these periods. Cash generated from working capital purposes increased to $458,000 during the year ended December 31, 2005 from $5.9 million used during the year ended December 31, 2004 primarily as a result of a decrease in accounts receivable, an increase in accounts payable and deferred revenue offset by increased inventories and prepaid expenses.

         Net cash provided by (used in) investing activities. We generated approximately $26.7 million of cash from investing activities during the year ended December 31, 2005, substantially all from the maturity or sale of investments, compared to a use of $29.7 million during the year ended December 31, 2004. The 2004 investing activities were substantially all for the purchase of investments. We used $2.3 million and $1.5 million for the purchase of property and equipment in 2005 and 2004 respectively. Cash used in investing activities of $7.2 million during the year ended December 31, 2003 included purchases of property and equipment of approximately $2.1 million.

         Net cash provided by financing activities. We realized approximately $2.6 million from financing activities during the year ended December 31, 2005 from proceeds from the issuance of long-term debt from our equipment and revolving credit facilities with Silicon Valley Bank, net of repayments. We generated $1.6 million from the issuance of stock as a result of exercises of warrants and options. We received approximately $57.0 million from financing activities during the year ended December 31, 2004, primarily as a result of the completion of our initial public offering (and exercise by the underwriters of their over-allotment option) in August and September 2004 and the sale of our Series E-2 preferred stock and related common stock warrants in January and February 2004. We also realized $2.0 million in proceeds from the issuance of long-term debt from our equipment loan with Silicon Valley Bank and repaid approximately $2.6 million of equipment loans and revolving credit facility during 2004. We received approximately $24.2 million from financing activities during 2003, primarily as a result of the sale of our Series D-2 preferred stock and related common stock warrants and from the sale of our Series E and E-1 preferred stock in January, June and December 2003.

         As of December 31, 2005, we had outstanding balances under various equipment loan agreements with Silicon Valley Bank, consisting of an aggregate of $3.0 million. In November 2005, we entered into an amendment to our working capital revolving line of line of credit to increase our borrowing capacity from $8.0 to $10.0 million, to remove the tangible net worth covenant, and to extend the maturity of this line to April 2007. As of December 31, 2005 we had $1.0 million outstanding under this working capital line of credit and had borrowing capacity of $6.4 million, subject to collateralization by qualifying receivables and inventory balances.

         These credit facilities with Silicon Valley Bank are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, we are required to maintain a ratio of "quick" assets (cash, cash equivalents, accounts receivable and short-term investments) to current liabilities minus deferred revenue of at least 1.25 to 1. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of December 31, 2005 we are in compliance with all covenants of this agreement.

         In November 2005 we entered into a six-month commitment with certain investors providing for the availability of $20 million in unsecured borrowings. This commitment can be drawn at any time during the initial six-month commitment period. Any funds drawn will mature upon the earlier of a strategic financing of not less than $30 million or May 2006. The commitment period, as well as the maturity date on any funds drawn under the commitment, is subject to one six-month extension, through November 2006, at our sole election. The funds drawn would be subordinate to our bank debt but senior to other indebtedness. The lenders received five-year warrants to purchase shares of our common stock upon commitment of the funds. Additional five-year warrants would be issuable upon both drawing of the funds as well as our exercise of the extension of the commitment period or maturity date. We can cause the warrants to be exercised if certain conditions are satisfied before March 31, 2006. We have not drawn funds under this agreement and we do not intend to extend it beyond its May 2006 expiration.

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

         We expect to have negative cash flow from operations through most of 2007. Throughout 2006, we expect to continue the development and commercialization of our products, the continuation of our research and development programs and the advancement of new products into clinical development. We expect that our research and development expenditures will increase above the 2005 levels for at least a part of 2006, and our selling, general and administrative expenses will continue to increase in order to support our product commercialization efforts and to implement procedures required by our status as a public company. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

CONTRACTUAL OBLIGATIONS

         The following table summarizes all significant contractual payment obligations by payment due date:

                                                              PAYMENTS BY PERIOD
                                                                (IN THOUSANDS)
                                           UNDER          1 - 3          3 - 5          OVER
CONTRACTUAL OBLIGATIONS                    1 YEAR         YEARS          YEARS        5 YEARS      TOTAL

Long-term debt (1)                         $ 1,000       $ 1,972        $     -        $    -     $ 2,972
Operating leases                               902         1,590          1,658         4,435       8,585
Capital leases                                   6            15             13             -          34
Research and alliance agreements             2,130           514            150             -       2,794
                                      --------------------------------------------------------------------

Total                                      $ 4,038       $ 4,091        $ 1,821        $4,435     $14,385
                                      ====================================================================

 (1) We have not included interest payable on our revolving credit agreement in these amounts because it is calculated at a variable rate.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS No. 123(R) supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. We are required to adopt the provisions of SFAS No. 123(R) effective January 1, 2006. Recently, FASB issued three other staff positions applicable at the time we adopt SFAS No. 123(R). They are FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123(R)"; FSP FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards"; and FSP FAS 123(R)-4, "Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event."

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43. The amendments clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have exposure to currency fluctuations. We operate mainly in the U.S. , Europe and Asia and we expect to continue to sell our products outside of the U.S. We expect to transact this business primarily in U.S. dollars and in Euros, although we may transact business in other currencies to a lesser extent. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. We have not hedged exposures in foreign currencies or entered into any other derivative instruments. As a result, we will be exposed to some exchange risks for foreign currencies. For example, if the currency exchange rate were to fluctuate by 10%, our revenues could be affected by as much as 2 to 3%.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                          FINANCIAL STATEMENTS

                                      INDEX TO FINANCIAL STATEMENTS


                                                                                                   PAGE
                                                                                                  -------

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm                            57

Balance Sheets at December 31, 2005 and 2004                                                          58

Statements of Operations for the years ended December 31, 2005, 2004 and 2003                         59

Statements of Stockholders' Equity for the years ended December 31, 2005, 2004
and 2003                                                                                              60

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003                         63

Notes to the Financial Statements                                                                     64

Schedule II--Valuation and Qualifying Accounts                                                        87


All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Stereotaxis, Inc.

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereotaxis, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of
Stereotaxis, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

                                            /s/ Ernst & Young LLP

St. Louis, Missouri
March 13, 2006

                                             STEREOTAXIS, INC.

                                               BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                                 2005           2004
                                                                           --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $5,210,794     $16,907,516
   Short-term investments                                                       5,524,793      28,741,318
   Accounts receivable, net of allowance for uncollectible                      5,897,072       8,439,074
     accounts of $29,576 and $146,223 in 2005 and 2004,
     respectively
   Current portion of long-term receivables                                       461,520         168,795
   Inventories                                                                  9,404,792       4,673,994
   Prepaid expenses and other current assets                                    5,128,852       2,390,130
                                                                           --------------------------------
Total current assets                                                           31,627,823      61,320,827
Property and equipment, net                                                     3,078,313       1,557,847
Intangible assets, net                                                          1,677,778       1,811,111
Long-term receivables                                                             146,520         337,590
Other assets                                                                      127,755         120,697
Long-term investments                                                                   -       5,896,625
                                                                           --------------------------------
Total assets                                                                  $36,658,189     $71,044,697
                                                                           ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                        $1,000,000      $  910,434
   Accounts payable                                                             4,866,156       2,129,473
   Accrued liabilities                                                          5,648,693       5,567,157
   Deferred contract revenue                                                    4,216,255       2,308,923
                                                                           --------------------------------
Total current liabilities                                                      15,731,104      10,915,987

Long-term debt, less current maturities                                         1,972,222       1,000,000
Long-term deferred contract revenue                                               801,005         732,835
Other liabilities                                                                  28,016           1,407

Stockholders' equity:
   Preferred stock,  par value $0.001; 10,000,000 shares                                -               -
     authorized at 2005 and 2004, none outstanding at
     2005 and 2004
   Common stock, par value of $0.001; 100,000,000 shares                           27,836          27,187
     authorized at 2005 and 2004, 27,835,611 and 27,187,042
     shares issued at 2005 and 2004, respectively
   Additional paid-in capital                                                 179,286,612     174,143,587
   Deferred compensation                                                       (2,569,760)       (671,950)
   Treasury stock, 36,519 shares at 2005 and 2004                                (162,546)       (162,546)
   Notes receivable from sale of stock                                           (180,619)       (173,432)
   Accumulated deficit                                                       (158,231,069)   (114,673,234)
   Accumulated other comprehensive loss                                           (44,612)        (95,144)
                                                                           --------------------------------
Total stockholders' equity                                                     18,125,842      58,394,468
                                                                           --------------------------------
Total liabilities and stockholders' equity                                    $36,658,189     $71,044,697
                                                                           ================================




                                          See accompanying notes.

                                             STEREOTAXIS, INC.

                                          STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                               2005             2004            2003
                                                        ---------------------------------------------------

Systems revenue                                            $ 12,760,593     $ 17,219,080    $  3,808,036
Disposables, service and accessories revenue                  2,265,797        1,597,780         480,941
Other revenue                                                         -                -         725,900
                                                        ---------------------------------------------------
    Total revenue                                            15,026,390       18,816,860       5,014,877
Costs of revenue                                              7,720,706       10,672,262       4,051,313
                                                        ---------------------------------------------------
     Gross profit                                             7,305,684        8,144,598         963,564

Operating expenses:
   Research and development                                  17,829,282       17,215,414      13,590,922
   Sales and marketing                                       17,365,631       11,447,857       5,999,310
   General and administrative                                13,190,316        6,900,016       5,323,682
   Royalty settlement                                         2,923,111                -               -
                                                        ---------------------------------------------------
Total operating expenses                                     51,308,340       35,563,287      24,913,914
                                                        ---------------------------------------------------
Operating loss                                              (44,002,656)     (27,418,689)    (23,950,350)

Interest income                                                 949,918          656,316         375,361
Interest expense                                               (505,097)        (495,096)       (461,848)
                                                        ---------------------------------------------------
Net loss                                                   $(43,557,835)    $(27,257,469)   $(24,036,837)
                                                        ===================================================

Net loss per common share:
      Basic and diluted                                    $      (1.60)    $      (2.38)   $     (18.37)
                                                        ===================================================

Weighted average shares used in computing net loss per
 common share:
       Basic and diluted                                     27,301,822       11,470,310       1,308,805
                                                        ===================================================








See accompanying notes.

                                                   STEREOTAXIS, INC.
                                         STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Convertible
                                                        Preferred Stock             Common Stock
                                                    ------------------------   -----------------------
                                                                                                         Additional
                                    Comprehensive                                                          Paid-In
                                    Income (Loss)    Shares         Amount      Shares         Amount      Capital
                                   ----------------------------------------------------------------------------------
Balance at December 31, 2002        $          -    51,635,017      $51,635    1,389,923       $1,390   $ 88,448,394
Issuance of Series D-2
  convertible preferred stock at
  $2.17 per share, net of
  issuance costs of $17,953                    -     2,764,978        2,765            -            -      5,454,716
Issuance of Series E
  convertible preferred stock at
  $2.93 per share, net of
  issuance costs of $605,106                   -     3,412,970        3,413            -            -      9,391,481
Issuance of Series E-1 convertible
  preferred stock at $2.93 per
  share, net of issuance costs of
  $403,931                                     -     3,242,321        3,242            -            -      9,092,827
Exercise of options                            -             -            -      125,227          125        328,933
Repurchase of common stock                     -             -            -            -            -              -
Interest receivable from sale of
  stock                                        -             -            -            -            -              -
Deferred compensation                          -             -            -            -            -        653,625
Stock-based compensation                       -             -            -            -            -              -
Payments from notes receivable
  from sale of stock                           -             -            -            -            -              -
Issuance of warrants to
  purchase common stock                        -             -            -            -            -        551,611
Net loss                             (24,036,837)            -            -            -            -              -
Other comprehensive income
  (loss):
Unrealized loss on short term
  investments                                  -             -            -            -            -              -
                                   --------------
Comprehensive Loss                  $(24,036,837)            -            -            -            -              -
                                                  -------------------------------------------------------------------
Balance at December 31, 2003                        61,055,286      $61,055    1,515,150       $1,515   $113,921,587


                                                                Notes                     Accumulated
                                                              Receivable                     Other         Total
                                      Deferred    Treasury    From Sale     Accumulated  Comprehensive  Stockholders'
                                    Compensation    Stock      Of Stock       Deficit     Income (Loss)    Equity
                                  ------------------------------------------------------------------------------------
Balance at December 31, 2002         $(674,344)   $ (2,156)   $(439,345)   $(63,378,928)  $         -   $ 24,006,646
Issuance of Series D-2
  convertible preferred stock at
  $2.17 per share, net of
  issuance costs of $17,953                  -           -            -               -             -      5,457,481
Issuance of Series E
  convertible preferred stock at
  $2.93 per share, net of
  issuance costs of $605,106                 -           -            -               -             -      9,394,894
Issuance of Series E-1 convertible
  preferred stock at $2.93 per
  share, net of issuance costs of
  $403,931                                   -           -            -               -             -      9,096,069
Exercise of options                          -           -            -               -             -        329,058
Repurchase of common stock                   -     (15,594)           -               -             -        (15,594)
Interest receivable from sale of
  stock                                      -           -      (21,653)              -             -        (21,653)
Deferred compensation                 (653,625)          -            -               -             -              -
Stock-based compensation               492,168           -            -               -             -        492,168
Payments from notes receivable
  from sale of stock                         -           -       12,585               -             -         12,585
Issuance of warrants to
  purchase common stock                      -           -            -               -             -        551,611
Net loss                                     -           -            -     (24,036,837)            -    (24,036,837)
Other comprehensive income
  (loss):
Unrealized loss on short term
  investments                                -           -            -               -             -              -

Comprehensive Loss                           -           -            -               -             -              -
                                  ------------------------------------------------------------------------------------
Balance at December 31, 2003         $(835,801)   $(17,750)   $(448,413)   $(87,415,765)            -   $ 25,266,428

See accompanying notes.



                                                STEREOTAXIS, INC.
                                  STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)


                                                          Convertible
                                                        Preferred Stock            Common Stock
                                                      -------------------       ------------------
                                                                                                      Additional
                                     Comprehensive                                                      Paid-In
                                     Income (Loss)     Shares     Amount        Shares      Amount      Capital
                                     -----------------------------------------------------------------------------
Issuance of Series E-2
  convertible preferred stock
  at $10.55 per share, net
  issuance costs of $85,523                    -      5,380,830   $5,381               -         -   $ 14,087,572
Issuance of warrants to
  purchase common stock                        -              -        -               -         -      1,603,493
Amortization of stock-based
  compensation                                 -              -        -               -         -              -
Payments of notes receivable
  from sale of stock                           -              -        -               -         -              -
Interests receivable from sale
  of stock                                     -              -        -               -         -              -
Conversion of convertible
  preferred stock into common
  stock                                        -    (66,436,116) (66,436)     19,282,324    19,282         47,154
Conversion of convertible
  promissory note                              -              -        -         271,739       272      2,173,646
Repurchase of common stock                     -              -        -               -         -              -
Issue of common stock                          -              -        -             (13)        -           (103)
Issuance of common stock upon
  filing of initial public
  offering and underwriter
  over-allotment, net of issuance
  costs of $2,919,794                          -              -        -       5,962,352     5,963     41,434,041
Exercise of stock warrants                     -              -        -          20,104        20            (20)
Exercise of stock options                      -              -        -         135,386       135        385,567
Payments of interest on notes
  receivable                                   -              -        -               -         -              -
Stock-based compensation                       -              -        -               -         -        490,650
Net Loss                             (27,257,469)             -        -               -         -              -
Other comprehensive income
  (loss)                                       -              -        -               -         -              -
Unrealized loss on short term
  investments                            (95,144)             -        -               -         -              -
                                   --------------
Comprehensive Loss                  $(27,352,613)             -        -               -         -              -
                                                     -------------------------------------------------------------
Balance at December 31, 2004                                  -   $    -      27,187,042   $27,187   $174,143,587

                                                                Notes                     Accumulated
                                                              Receivable                     Other         Total
                                      Deferred    Treasury    From Sale     Accumulated  Comprehensive  Stockholders'
                                    Compensation    Stock      Of Stock       Deficit     Income (Loss)    Equity
                                  ------------------------------------------------------------------------------------

Issuance of Series E-2
  convertible preferred stock
  at $10.55 per share, net
  issuance costs of $85,523                 -            -            -                -           -    $ 14,092,953
Issuance of warrants to
  purchase common stock                     -            -            -                -           -       1,603,493
Amortization of stock-based
  compensation                        654,501            -            -                -           -         654,501
Payments of notes receivable
  from sale of stock                        -            -      239,560                -           -         239,560
Interests receivable from sale
  of stock                                  -            -       10,212                -           -          10,212
Conversion of convertible
  preferred stock into common
  stock                                     -            -            -                -           -               -
Conversion of convertible
  promissory note                           -            -            -                -           -       2,173,918
Repurchase of common stock                  -     (144,899)           -                -           -        (144,899)
Issue of common stock                       -          103            -                -           -               -
Issuance of common stock upon
  filing of initial public
  offering and underwriter
  over-allotment, net of issuance
  costs of $2,919,794                       -            -            -                -           -      41,440,004
Exercise of stock warrants                  -            -            -                -           -               -
Exercise of stock options                   -            -            -                -           -         385,702
Payments of interest on notes
  receivable                                -            -       25,209                -           -          25,209
Stock-based compensation             (490,650)           -            -                -           -               -
Net Loss                                    -            -            -      (27,257,469)          -     (27,257,469)
Other comprehensive income
  (loss)                                    -            -            -                -           -               -
Unrealized loss on short term
  investments                               -            -            -                -     (95,144)        (95,144)

Comprehensive Loss                          -            -            -                -           -               -
                                  ------------------------------------------------------------------------------------
Balance at December 31, 2004        $(671,950)   $(162,546)   $(173,432)   $(114,673,234)   $(95,144)   $ 58,394,468






                                             STEREOTAXIS, INC.
                               STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                           Common Stock
                                                           ------------
                                       Comprehensive                            Additional        Deferred
                                       Income (Loss)     Shares    Amount     Paid-In Capital    Compensation
                                     -----------------------------------------------------------------------------
Issuance of warrants to
  purchase common stock                                                         $    938,850
Amortization of stock-based
  compensation                                                                                       747,412
Payments of notes receivable
  from sale of stock
Interests receivable from sale
  of stock
Issuance of stock under
  stock purchase plan                                     29,554        30           201,097
Exercise of stock warrants                                14,888        15               (15)
Exercise of stock options                                282,527       282         1,358,193
Grant of restricted shares, net
  of forfeitures                                         321,600       322         2,644,900      (2,645,222)
Net Loss                               (43,557,835)
Other comprehensive income
  (loss)
Unrealized loss on short term
  investments                               50,532
                                     ---------------
Comprehensive Loss                    $(43,507,303)
                                     ===============  ------------------------------------------------------
Balance at December 31, 2005                          27,835,611  $ 27,836      $179,286,612     $(2,569,760)
                                                      ======================================================


                                                  Notes                        Accumulated
                                                Receivable                        Other           Total
                                    Treasury    From Sale     Accumulated     Comprehensive   Stockholders'
                                      Stock      Of Stock       Deficit           Loss           Equity
                                  ------------------------------------------------------------------------
Issuance of warrants to                                                                      $    938,850
  purchase common stock
Amortization of stock-based
  compensation                                                                                    747,412
Payments of notes receivable
  from sale of stock                                 3,750                                          3,750
Interests receivable from sale
  of stock                                         (10,937)                                       (10,937)
Issuance of stock under
  stock purchase plan                                                                             201,127
Exercise of stock warrants                                                                              -
Exercise of stock options                                                                       1,358,475
Grant of restricted shares, net
  of forfeitures                                                                                        -
Net Loss                                                       (43,557,835)                   (43,557,835)
Other comprehensive income
  (loss)                                                                                                -
Unrealized loss on short term
  investments                                                                     50,532           50,532
Comprehensive Loss
                                  ------------------------------------------------------------------------
Balance at December 31, 2005         $(162,546)  $(180,619)  $(158,231,069)    $ (44,612)    $ 18,125,842
                                  ========================================================================

See accompanying notes.

                                                 STEREOTAXIS, INC.
                                              STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                            2005            2004           2003
                                                                    -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                $(43,557,835)  $(27,257,469)  $(24,036,837)
Adjustments to reconcile net loss to cash used in operating
   activities:
     Depreciation                                                            769,617        754,710        447,786
     Amortization                                                            397,070        133,333         55,556
     Non-cash compensation                                                   747,412        452,130        492,168
     Noncash interest receivable                                             150,359
     Loss on asset disposal                                                   48,783         42,425              -
     Changes in operating assets and liabilities:
       Accounts receivable                                                 2,542,002     (7,879,353)      (123,575)
       Long-term receivables                                                (101,655)       114,939       (621,324)
       Inventories                                                        (4,730,798)      (243,766)    (2,069,621)
       Prepaid expenses and other current assets                          (2,064,410)    (1,311,481)      (405,987)
       Other assets                                                           (7,058)       (19,338)        18,778
       Accounts payable                                                    2,736,683        431,976        192,136
       Accrued liabilities                                                    81,536        630,924      2,379,901
       Deferred revenue                                                    1,975,502      2,227,365       (837,607)
       Other                                                                  26,609        109,735         39,232
                                                                     ----------------------------------------------
Net cash used in operating activities                                    (40,986,183)   (31,813,870)   (24,469,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of equipment                                                                  -      1,489,904              -
Purchase of equipment                                                     (2,338,866)    (1,535,420)    (2,057,671)
Proceeds from the maturity/sale of available-for-sale investments         37,154,608      6,936,710              -
Purchase of available-for-sale investments                                (8,151,421)   (36,545,431)    (5,124,365)
                                                                     ----------------------------------------------
Net cash provided by (used in) investing activities                       26,664,321    (29,654,237)    (7,182,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                               2,000,000      2,000,000      1,829,690
Payments under long-term debt                                               (938,212)    (2,622,647)    (2,482,240)
Proceeds from issuance of stock and warrants, net of issuance costs        1,559,602     57,522,153     24,829,113
Purchase of treasury stock                                                         -            (90)       (15,594)
Payments received on notes receivable from sale of common stock                3,750        119,960         12,585
                                                                     ----------------------------------------------
Net cash provided by financing activities                                  2,625,140     57,019,376     24,173,554
                                                                     ----------------------------------------------

Net decrease in cash and cash equivalents                                (11,696,722)    (4,448,731)    (7,477,876)

Cash and cash equivalents at beginning of period                          16,907,516     21,356,247     28,834,123
                                                                     ----------------------------------------------

Cash and cash equivalents at end of period                              $  5,210,794   $ 16,907,516   $ 21,356,247
                                                                     ==============================================

Supplemental disclosures of cash flow information:
     Noncash items:
     Acquisition of purchased technology upon issuance of
       convertible note payable                                         $          -   $          -   $  2,000,000
                                                                     ==============================================

     Conversion of note payable and accrued interest to
       common stock
                                                                        $          -   $  2,173,918   $          -
                                                                     ==============================================
     Acquisition of treasury shares in lieu of payment of
        notes receivable                                                $          -   $    144,809   $          -
                                                                     ==============================================

     Interest paid                                                      $    216,763   $    422,085   $    394,287
                                                                     ==============================================



                           See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

         Stereotaxis, Inc. (the Company) designs, manufactures, and markets an advanced cardiology instrument control system for the interventional treatment of coronary artery disease and arrhythmias. The Company also markets and sells various disposable interventional devices, including catheters, guidewires and other delivery devices, for use in conjunction with its system. By 2003, the Company had received U.S. and European regulatory approval for the core components of its system.

         Prior to 2003, the Company's principal activities involved obtaining capital, business development, performing research and development activities, and funding prototype development. As such, the Company was classified as a development-stage company from its inception on June 13, 1990 through December 31, 2002. During 2003, the Company emerged from the development-stage and began to generate revenue from the commercial launch of its systems.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

         The Company considers all short-term deposits purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. As of December 31, 2005 $625,104 of cash is restricted pending completion of installation of a delivered system.

     INVESTMENTS

         In accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's investment securities are classified as available-for-sale and are carried at market value, which approximates cost. Realized gains or losses, calculated based on the specific identification method, were not material for the years ended December 31, 2005, 2004 and 2003. Interest and dividends on securities classified as available-for-sale are included in interest income.

     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

         Accounts receivable primarily include amounts due from hospitals and distributors for acquisition of magnetic systems and associated disposable device sales. Credit is granted on a limited basis, with balances due generally within 30 days of billing. The provision for bad debts is based upon management's assessment of historical and expected net collections considering business and economic conditions and other collection indicators.

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

     PROPERTY AND EQUIPMENT

         Property and equipment consist primarily of laboratory, office, and computer equipment and leasehold improvements and are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives or life of the base lease term, ranging from three to ten years.

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

     INTANGIBLE ASSETS

         Intangible assets consist of purchased technology arising out of collaboration with a strategic investor valued at the cost of acquisition on the acquisition date and amortized over its estimated useful life of 15 years. Accumulated amortization at December 31, 2005 and 2004 is $322,222 and $188,889, respectively. Amortization expense in 2005 and 2004 is $133,333 and $133,333, respectively, as determined under the straight-line method. The estimated future amortization of intangible assets is $133,333 annually through July 2018.

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

         Costs of revenue include direct product costs, installation labor, estimated warranty costs, and training and product maintenance costs. The Company also includes in cost of revenue any expected loss related to executed contracts in the period in which the loss becomes known. In the years ended December 31, 2005, 2004 and 2003 the Company incurred $135,560, $103,494 and $278,320, respectively, for costs in excess of contractual revenues, primarily on certain system sales.

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

         Restricted shares granted to employees are valued at the fair market value at the date of grant. The Company records deferred compensation for the value and amortizes the amount to expense over the service period on a straight-line basis. If the shares granted are subject to performance criteria, the deferred compensation is periodically remeasured through the vesting or forfeiture date. During the year ended December 31, 2005 the Company recorded deferred compensation, net of cancellations, in the amount of $2,646,482 related to grants of restricted shares. As of December 31, 2005, 321,600 restricted shares were outstanding at a weighted average grant price of $7.76.

         Shares granted under the 2004 Employee Stock Purchase Plan are accounted for in accordance with APB No. 25 and no compensation expense has been recorded.

         The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                           YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                                     2005              2004             2003
                                             ----------------------------------------------------
Net loss, as reported                            $(43,557,835)    $ (27,257,469)   $ (24,036,837)
Add total stock-based compensation cost
  included in net loss                                747,412           452,130          492,168
Deduct total stock-based compensation
  expense under fair value method                  (3,374,460)       (2,873,162)      (1,793,447)
                                             ----------------------------------------------------
Pro forma net loss                                (46,184,883)    $ (29,678,501)   $ (25,338,116)
                                             ====================================================

Net loss per share, basic and diluted, as
  reported                                             $(1.60)          $ (2.38)        $ (18.37)
Net loss per share, basic and diluted, pro
  forma                                                $(1.69)          $ (2.59)        $ (19.36)

         For purposes of the above proforma disclosure, the fair value of each option or stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model using the following principal assumptions for the years ended 2005, 2004 and 2003: dividend yield of 0%, expected volatility ranging from 50% to 120%, risk free interest rates ranging from 1.09% to 5.28% an initial expected life ranging from five to ten years. Future pro forma results of operations may be materially different from the amounts reported.

         Under SFAS No. 123, shares purchased by employees through the 2004 Employee Stock Purchase Plan will be considered compensatory. As such, in 2006 the expected compensation cost will be deferred and amortized over the requisite service period.

         Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options and stock appreciation rights have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not accurately reflect the fair value of employee stock options and stock appreciation rights.

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised
2004), Share-Based Payment. SFAS No. 123(R) supersedes APB Opinion No. 25 and requires recognition of an expense when goods or services are provided. SFAS No. 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. As a result of the release of a recent Securities and Exchange Commission rule, we will be required to adopt the provisions of SFAS No. 123(R) effective January 1, 2006. We plan to adopt the provisions of this statement on the modified prospective basis utilizing the Black Scholes valuation model to determine the fair value of the stock. The adoption of this standard will not materially affect the stock-based compensation associated with the Company's restricted stock which is already recorded at fair value on the date of grant and recognized over the vesting period but will result in the recognition of stock-based compensation in future periods for remaining unvested stock options, stock appreciation rights and the employee stock purchase plan as of the effective date. The impact of the adoption of SFAS 123(R) cannot be determined at this time because it will depend on the levels of share-based payments granted in the future and the price of our stock in the future. Had we adopted SFAS 123(R) in prior periods, we believe the impact of the standard would have approximated the amounts described in
Note 2 to our financial statements.

     NET LOSS PER SHARE

         Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

         The Company has deducted shares subject to repurchase from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding convertible preferred stock, options, stock appreciation rights, warrants, shares subject to repurchase and unearned restricted shares from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. All of the Company's shares of preferred stock outstanding immediately prior to the Company's initial public offering in August 2004 were converted into 19,282,325 shares of common stock. As of December 31, 2005, the Company had 2,418,988 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $6.07 per share and 1,369,436 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.12 per share. The Company had 307,077 unearned restricted shares issued as of December 31, 2005.

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

         One customer, Siemens, as our distributor, accounted for $4,392,349 and $3,996,568, or 29% and 21%, of total net sales for the years ended December 31, 2005 and 2004, respectively. We did not have one customer accounting for 10% or more of our total net sales for the year ended December 31, 2003.

     COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) generally represents all changes in stockholders' equity except those resulting from investments by stockholders, and includes the Company's unrealized losses on marketable securities of $44,612 and $95,144 at December 31, 2005 and 2004, respectively.

     RECLASSIFICATIONS

         Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

3.       INVESTMENTS

         The following table summarizes available-for-sale securities included in short and long-term investments as of the respective dates:

                             DECEMBER 31, 2005                             DECEMBER 31, 2004
                             -----------------                             -----------------

                 AMORTIZED                           FAIR       AMORTIZED                             FAIR
                   COST         UNREALIZED           VALUE        COST          UNREALIZED            VALUE
                --------------------------------------------- ------------------------------------------------

                               GAINS   LOSSES                               GAINS      LOSSES
                               -----   ------                               -----      ------

Short-term investments:
Corporate debt  $1,813,664     $   -   $(22,294)  $1,791,370  $ 6,895,637  $      -   $(276,708)   $6,618,929
U.S.
government
agency           3,755,741         -    (22,318)   3,733,423   12,044,291   102,617           -    12,146,908
Commercial
paper                    -         -          -            -    9,838,684   136,797           -     9,975,481
                --------------------------------------------- ------------------------------------------------

Total
short-term
investments      5,569,405         -    (44,612)   5,524,793   28,778,612   239,414    (276,708)   28,741,318

Long-term investments:
Corporate debt           -         -          -            -    1,919,737         -     (42,876)    1,876,861
U.S.
government
agency                   -         -          -            -    4,034,738     1,088     (16,062)    4,019,764
                --------------------------------------------- ------------------------------------------------

Total
long-term
investments              -         -          -            -    5,954,475     1,088     (58,938)    5,896,625
                --------------------------------------------- ------------------------------------------------

Total           $5,569,405     $   -   $(44,612)  $5,524,793  $34,733,087  $240,502   $(335,646)  $34,637,943
                ============================================= ================================================


         The Company views its available-for-sale portfolio as available for use in its current operations and all have a maturity date of less than one year.

4.   INVENTORY

     Inventory consists of:

                                                                                         DECEMBER 31,
                                                                                     2005           2004
                                                                               -----------------------------
Raw Materials                                                                     $2,803,516    $ 1,401,591
Work in Process                                                                      111,632        498,174
Finished Goods                                                                     6,533,082      2,886,984
Reserve for obsolescence                                                             (43,438)      (112,755)
                                                                               -----------------------------
                                                                                  $9,404,792    $ 4,673,994
                                                                               =============================

5.   PREPAID EXPENSES AND OTHER ASSETS

     Prepaid and other assets consists of:

                                                                                         DECEMBER 31,
                                                                                     2005           2004
                                                                               -----------------------------
Prepaid Expenses                                                                   3,129,967      2,216,600
Other Assets                                                                       2,126,640        294,227
                                                                               -----------------------------
                                                                                   5,256,607      2,510,827
Less:  Long-term other assets                                                       (127,755)      (120,697)
                                                                               -----------------------------
Total prepaid expenses and other assets                                           $5,128,852     $2,390,130
                                                                               =============================

6.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                        DECEMBER 31,
                                                                                    2005           2004
                                                                              -----------------------------
Equipment                                                                        $3,876,947    $ 2,972,314
Equipment held for lease                                                            303,412              -
Leasehold improvements                                                            1,162,582        380,062
                                                                              -----------------------------
                                                                                  5,342,941      3,352,376
Less accumulated depreciation                                                     2,264,628      1,794,529
                                                                              -----------------------------
                                                                                 $3,078,313    $ 1,557,847
                                                                              =============================

     Equipment held for lease at December 31, 2005 consisted of medical devices provided to customers under operating lease arrangements, whereby the Company was the lessor. Amounts prepaid under the five-year operating leases are included in deferred revenue until earned over the term of the lease.


7.   RELATED PARTY TRANSACTIONS

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

     In November 2005, the Company entered into a six-month commitment with certain affiliated investors providing for the availability of $20 million in unsecured borrowings. The lenders received five-year warrants to purchase shares of the Company's common stock upon commitment of the funds. The Company recorded the fair value of $938,850 to paid in capital and will amortize the expense over the 6-month term of the commitment. During 2005, the Company expensed $264,538 related to these warrants.

8.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                                     DECEMBER 31,
                                                                                 2005           2004
                                                                          -------------------------------
   Accrued salaries, bonus, and benefits                                      $2,519,080    $2,006,700
   Accrued research and development                                            1,189,107     1,303,142
   Accrued legal and other professional fees                                   1,025,961       623,411
   Other                                                                         914,545     1,633,904
                                                                          -------------------------------
                                                                              $5,648,693    $5,567,157
                                                                          ===============================

9.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                     DECEMBER 31,
                                                                                 2005            2004
                                                                        ----------------------------------
   Revolving credit agreement, due April 2007                             $   1,000,000    $           -
   Term note, due September 2005                                                      -          243,768
   Term note, due June 2007                                                   1,000,000        1,666,666
   Term note, due November 2008                                                 972,222                -
                                                                          --------------------------------
                                                                              2,972,222        1,910,434
   Less current maturities                                                    1,000,000          910,434
                                                                          --------------------------------
                                                                          $   1,972,222    $   1,000,000
                                                                          ================================


     The Revolving Credit Agreement with the Company's primary lender was amended in April 2004 to increase the maximum borrowing capacity to $8,000,000 and in November 2005 to increase the maximum borrowing capacity to $10,000,000. Borrowings under the Revolving Credit Agreement are subject to monthly interest at the lender's prime rate plus 1.25%, and are due in full in April 2007. The Company is required to maintain a ratio of "quick" assets (cash, cash equivalents, accounts receivable and short term investments) to current liabilities (less deferred revenue) of at least 1.25 to 1. In November 2005, the Agreement was amended to eliminate a tangible net worth covenant. Remaining available borrowing capacity at December 31, 2005 is $6,370,972. As of December 31, 2005, the Company is in compliance with all covenants.

     In October 2002, the Company entered into a term note due in September 2005 with its primary lender for $1,000,000 (October 2002 term note). In conjunction with the October 2002 term note, the Company issued its primary lender warrants to purchase 5,000 shares of the Company's common stock at a price per share of $7.81. The total proceeds under the October 2002 term note of $1,000,000 were allocated between the term note and the warrants based on an estimate of each security's fair value at the date of issuance. Under the October 2002 term note, the Company was required to make equal payments of principal and interest, at 10%, through September 2005 plus a final payment of 3% of the original note. This note was paid in full in September 2005.

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

     In November 2005, the Company entered into a term note due in November 2008 with its primary lender for $1,000,000 which was drawn down in November 2005 (November 2005 term note). The Company is required to make equal payments of principal plus interest at prime plus 1.5% through November 2008.

     The Revolving Credit Agreement, October 2002 term note, April 2004 term note and November 2005 term note (collectively, the Credit Agreements) are secured by substantially all of the Company's assets. The Company is also required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

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

     In November 2005, the Company entered into a six-month commitment with certain affiliated investors providing for the availability of $20 million in unsecured borrowings. This commitment can be drawn at any time during the initial six-month period commitment period. Any funds drawn will mature upon the earlier of a strategic financing of not less than $30 million or May 2006. The commitment period, as well as the maturity date on any funds drawn under the commitment, is subject to one six-month extension, through November 2006, at the Company's sole election. The funds drawn would be subordinate to our bank debt but senior to other indebtedness. The lenders received five-year warrants to purchase shares of the Company's common stock upon commitment of the funds. Additional five-year warrants would be issuable upon both drawing of the funds as well as the exercise of the extension of the commitment period or maturity date. The Company can cause the warrants to be exercised if certain conditions are satisfied before March 31, 2006.

     Contractual principal maturities of long-term debt at December 31, 2005 are as follows:

   2006                $1,000,000
   2007                 1,666,667
   2008                   305,555
                 -------------------
                       $2,972,222
                 ===================

10.  LEASE OBLIGATIONS

     The Company leases its facilities under operating leases. For the years ended December 31, 2005, 2004, and 2003 rent expense was $942,937, $857,533,
$660,901 respectively.

     In January 2006, the Company moved its primary operations into new quarters. The new premises are subject to a 10 year lease, expiring in 2015.

     The future minimum lease payments under noncancelable leases as of December 31, 2005 are as follows:

                                              OPERATING
            YEAR                                LEASE
------------------------------------------------------------

2006                                               $901,629
2007                                                777,995
2008                                                812,088
2009                                                812,088
2010                                                846,180
Beyond 2010                                       4,435,454
                                           -----------------
Total minimum lease payments                     $8,585,434
                                           =================

11.  STOCKHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING

     In August 2004, the Company completed an initial public offering in which it sold 5,500,000 shares of its common stock at $8.00 per share for proceeds of approximately $38.0 million, net of underwriting discounts and other offering costs. Upon the closing of the offering, all of the Company's outstanding shares of convertible preferred stock converted into 19,282,325 shares of common stock including 827,953 shares issued as a result of anti-dilution provisions with respect to certain series of our preferred stock. In September 2004, the underwriters exercised an over-allotment option to purchase an additional 462,352 shares, resulting in net cash proceeds of approximately $3.4 million.

     COMMON STOCK

     In July 2004 the Company completed a 1-for-3.6 reverse stock split affecting all of its outstanding shares of common stock. As a result of this split, the conversion ratio of our convertible preferred stock into common stock was adjusted accordingly. Upon the closing of the initial public offering of the Company's stock all of the shares of preferred stock automatically converted into shares of common stock.

     The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the our Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2005.

     The Company has reserved shares of common stock for the exercise of warrants, the issuance of options granted under the Company's stock option plan and its stock purchase plan as follows:

                                                 DECEMBER 31,
                                             2005           2004
                                     -------------------------------

   Warrants                                1,369,436      1,135,526
   Stock option plan                       2,668,971      2,439,765
   Employee Stock Purchase Plan              248,236        277,777
                                     -------------------------------
                                           4,286,643      3,853,068
                                     ===============================

     The Company has outstanding shares of common stock that are subject to the Company's right to repurchase at the original issuance price upon the occurrence of certain events as defined in the agreements related to the sale of such stock. As of December 31, 2005 and 2004, shares subject to repurchase were 0 and 8,681, respectively.

     CONVERTIBLE PREFERRED STOCK

     Upon the closing of the Company's initial public offering in August 2004, all of the outstanding shares of convertible preferred stock converted into 19,282,325 shares of common stock

     NOTES RECEIVABLE

     At December 31, 2005 and 2004, we have outstanding promissory notes from an officer, a member of the Board of Directors and a consultant, including accrued and unpaid interest totaling $180,619 and $173,432, respectively, related to the sale of common stock to such individuals. The notes are full-recourse and are also secured by the underlying stock. These notes bear interest at a range from 7.0% to 7.5% per annum and are due in 2006. These notes receivable are reflected on the balance sheets as a component of stockholders' equity.

     STOCK OPTION PLANS

     In 2002, the Board of Directors adopted a stock incentive plan (the 2002 Stock Incentive Plan) and a nonemployee directors' stock plan (2002 Director Plan). In 1994, the Board of Directors adopted the 1994 Stock Option Plan. At December 31, 2005 and 2004, the Board of Directors has reserved a total of 2,668,971 and 2,439,765 shares respectively, of the Company's common stock to provide for current and future grants under the 2002 Stock Incentive Plan and the 2002 Director Plan and for all current grants under the 1994 Stock Option Plan. In 2002, the Board of Directors adopted a provision providing for an annual increase in the number of shares reserved for stock options of the lesser of 3.25% of outstanding common shares or 833,333 shares, on January 1 of each year through January 1, 2007.

     The 2002 Stock Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares to employees, Board members, and consultants. Options granted under the 2002 Stock Incentive Plan expire no later than ten years from the date of grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of each non-qualified option shall not be less than 85% of the fair value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary, but incentive stock options generally vest 25% on the first anniversary of each grant and 1/48 per month over the next three years. Non-qualified stock options generally vest ratably over a period of two to four years. Stock appreciation rights granted under the 2002 Stock Incentive Plan generally vest 25% on the first anniversary of such grant and 1/48 per month over the next three years and expire no later than five years from the date of grant.

     Restricted share grants under the 2002 Stock Incentive Plan are either time-based or performance-based. Time-based restricted shares generally vest 25% on each anniversary of such grant. Performance-based restricted shares vest upon the achievement of performance objectives which are determined by the Company's Board of Directors.

     The 2002 Director Plan allows for the grant of non-qualified stock options to the Company's nonemployee directors. Options granted under the 2002 Director Plan expire no later than ten years from the date of grant. The exercise price of options under the 2002 Director Plan shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. Initial grants of options to new directors generally vest over a two year period. Annual grants to directors generally vest upon the earlier of one year or the next shareholder meeting.

     The 1994 Stock Option Plan allows for the grant of incentive stock options and non-qualified stock options to employees, Board members, and consultants to the Company. Options granted under the 1994 Stock Option Plan expire no later than ten years from the date of grant and generally vest over a period of two to four years. Options granted may be exercised prior to vesting, in which case the related shares would be subject to repurchase by the Company at original purchase price until vested. The Company no longer grants options under the 1994 Stock Option Plan.

     As of December 31, 2005, 2004, and 2003, 1,360,621, 1,362,239 and
683,906, options and stock appreciation rights were vested and outstanding under all stock plans, respectively. As of December 31, 2005, no restricted shares were vested.

     A summary of the options outstanding is as follows:

                                                           NUMBER OF        RANGE OF      WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE   PRICE PER SHARE
                                                     ------------------------------------------------------
   Outstanding, December 31, 2002                          1,290,522      $0.14-$5.94          $3.35
   Granted                                                   635,972      $5.94                $5.94
   Repurchased                                                14,323      $1.08-$1.37          $1.09
   Exercised                                                (125,227)     $0.25-$5.94          $2.57
   Forfeited                                                (139,370)     $0.54-$5.94          $4.33
                                                     -------------------
   Outstanding, December 31, 2003                          1,676,220      $0.25-$5.94          $4.29
   Granted                                                   935,553      $4.75-$11.54         $7.49
   Repurchased                                                   115      $0.78                $0.78
   Exercised                                                (135,387)     $0.25-$5.94          $2.84
   Forfeited                                                (223,331)     $0.54-$7.02          $6.33
                                                     -------------------
   Outstanding, December 31, 2004                          2,253,170      $0.25-$11.54         $5.50
   Granted                                                   649,550      $7.54-$10.09         $8.10
   Exercised                                                (282,527)     $0.25-$7.02          $4.81
   Forfeited                                                (201,205)     $1.37-$11.54         $8.02
                                                     -------------------
   Outstanding, December 31, 2005                          2,418,988      $0.25-$11.54         $6.07
                                                     ===================

     As of December 31, 2005 and 2004, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 7.0 years and 8.1 years, respectively.

     A summary of the options outstanding by range of exercise price is as follows:


                                        YEAR ENDED DECEMBER 31, 2005
                                                   WEIGHTED       WEIGHTED        NUMBER       WEIGHTED
                                                    AVERAGE        AVERAGE      OF OPTIONS      AVERAGE
           RANGE OF EXERCISE      OPTIONS          REMAINING      EXERCISE      CURRENTLY      EXERCISE
               PRICES           OUTSTANDING           LIFE          PRICE      EXERCISABLE       PRICE
                              ----------------------------------------------------------------------------
            $0.25 -  $1.62        316,867          5.4 years        $1.40         316,867        $1.40
            $4.75 -  $7.97      1,835,351          7.1 years        $6.40         986,504        $5.64
            $8.00 - $11.54        266,770          7.6 years        $9.37          57,250        $9.80
                              ----------------------------------------------------------------------------
                                2,418,988          7.0 years        $6.07       1,360,621        $4.83

     2004 EMPLOYEE STOCK PURCHASE PLAN

     Upon the effectiveness of the initial public offering in August 2004, the Company adopted its 2004 Employee Stock Purchase Plan and reserved 277,777 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning January 1, 2005 with an initial purchase date of June 30, 2005. Eligible employees have the opportunity to participate in a new purchase period every six months. As of December 31, 2005, 29,541 shares had been purchased under this plan.

DEFERRED COMPENSATION

     For the years ended December 31, 2005, 2004, and 2003, the Company recorded stock-based compensation expense related primarily to grants of restricted shares, stock appreciation rights and of non-qualified options to consultants in the amount of $747,412, $452,130 and $492,168, respectively. As further described in Note 2, the Company records stock-based compensation expense to non-employees under EITF No. 96-18 based on the fair value of the equity instrument issued as determined using the Black-Scholes valuation method. As of December 31, 2005, deferred compensation of $2,569,760 is expected to be expensed over the term of the underlying options in future years as follows:

   2006        $1,006,041
   2007           910,348
   2008           564,065
   2009            89,306
          ------------------
   Total       $2,569,760
          ==================

     Deferred compensation is recorded as a separate component of stockholders' equity. As of December 31, 2005 and 2004, $1,949,464 and $610,093, respectively, of deferred compensation is subject to periodic remeasurement.

     WARRANTS

     The Company has issued warrants to purchase 418,819 shares of common stock at $7.81 per share exercisable through December 2006, warrants to purchase 446,063 shares of common stock at $7.81 exercisable through December 2007 warrants to purchase 298,936 shares of common stock at $10.55 per share exercisable through February 2009. All such warrants were issued in connection with a corresponding issuance of convertible preferred stock. During 2005, the Company issued warrants to purchase 306,418 shares of common stock at $6.53 in conjunction a commitment for unsecured borrowing capacity from two affiliated investors. Such warrants are exercisable through November 2010. The fair value of the warrants was credited to additional paid-in capital and will be recognized as commitment fees over the term of the agreement.

     During 2005 and 2004, warrants for 72,507 and 57,604 shares, respectively, were exercised under a cashless exercise provision of the warrant agreements for a net issuance of 14,888 and 20,104 shares, respectively, of common stock.

12.  INCOME TAXES

     The provision for income taxes consists of:

                                        YEAR ENDED DECEMBER 31,
                                2005              2004               2003
                          -----------------------------------------------------
   Deferred:
     Federal                  $14,654,439       $9,502,076        $8,683,446
     State and local            2,361,140          950,374           879,474
                          -----------------------------------------------------
                              $17,015,579       10,452,450         9,562,920
   Valuation allowance       $(17,015,579)     (10,452,450)       (9,562,920)
                          -----------------------------------------------------
                            $           -      $         -        $        -
                          =====================================================

     The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                       2005           2004           2003
                                                -----------------------------------------------

   U.S. statutory income tax rate                      34.0%          34.0%          34.0%
   State and local taxes, net of federal tax
     benefit                                            3.6%           3.6%           3.6%
   Permanent differences between book and tax
     and other                                         (0.2%)         (1.5%)          0.3%
   Research credits                                     1.7%           2.2%           2.3%
   Valuation allowance                                (39.1%)        (38.3%)        (40.2%)
                                                -----------------------------------------------

   Effective income tax rate                            0.0%           0.0%           0.0%
                                                ===============================================

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, limitations imposed by Section 382 of the Internal Revenue Code and projections for future losses over periods which the deferred tax assets are deductible, the Company determined that a 100% valuation allowance of deferred tax assets was appropriate. Accordingly, a 100% valuation allowance has been established. The valuation allowance for deferred tax assets includes $125,000 for which subsequently recognized tax benefits will be applied directly to contributed capital.

     The components of the deferred tax asset are as follows:

                                                              DECEMBER 31,
                                                         2005             2004
                                                   ------------------------------------
   Current accruals                                 $     710,833     $    664,869
   Depreciation and amortization                        1,169,265          815,785
   Deferred compensation                                  887,519          685,653
   Net operating loss carryovers                       56,362,965       40,655,621
   Other                                                  125,492           62,397
   Research and development credit carryovers           3,434,860        2,697,032
                                                   ------------------------------------
                                                       62,690,934       45,581,357
   Valuation allowance                                (62,690,394)     (45,581,357)
                                                   ------------------------------------
                                                    $           -     $          -
                                                   ====================================

     As of December 31, 2005, the Company has federal net operating loss carryforwards of $149,902,000. The net operating loss carryforwards will expire at various dates beginning in 2006, approximately $2,083,000 will expire between 2006 and 2009 and approximately $147,819,000 will expire between 2010 and 2025, if not utilized. As of December 31, 2005, the Company had federal research and development credit carryforwards of $3,435,000, which may be subject to limitations and will expire at various dates beginning in 2006 through 2025, if not utilized.

13.  NET LOSS PER SHARE

     The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                      2005               2004               2003
                                             --------------------------------------------------------
Basic and diluted:
  Net loss                                        $(43,557,835)     $ (27,257,469)     $ (24,036,837)
Weighted average common
  shares outstanding                                27,312,041         11,502,781          1,424,216
Less weighted average shares
  subject to repurchase                                 10,219             32,471            115,411
                                             --------------------------------------------------------
Weighted average shares used in
  basic and diluted net loss per share              27,301,822         11,470,310          1,308,805
                                             ========================================================

Net loss per share                                      $(1.60)           $ (2.38)          $ (18.37)
                                             ========================================================

     The following table sets forth the number of common shares that were excluded from the computation of earnings per share because their inclusion would have been anti-dilutive as follows:

                                                                 DECEMBER 31,
                                                     2005            2004          2003
                                             -----------------------------------------------
   Preferred stock (as if converted)                       -               -    16,959,801
   Options to purchase common stock                2,418,988       2,253,170     1,676,220
   Restricted shares                                 308,105               -             -
   Common stock subject to repurchase                      -           8,681        55,497
   Warrants                                        1,369,436       1,135,526       894,204
                                             -----------------------------------------------
                                                   4,096,529       3,397,377    19,585,722
                                             ===============================================

14.  EMPLOYEE BENEFIT PLAN

     Beginning in 2002, the Company offered employees the opportunity to participate in a 401(k) plan. The Company matches employee contributions dollar for dollar up to 3% of the employee's salary during the employee's period of participation. For the years ended December 31, 2005, 2004, and 2003, the Company expensed $450,370, $361,008, and $264,965, respectively, related to the plan.

     Beginning in 2005, the Company offered employees the opportunity to participate in an Employee Stock Purchase Plan. Under the terms of the plan, employees can purchase up to $12,500 of the Company's stock during each of two six-month purchase periods per year. Such shares are purchased at 15% discount to the lower of the market price at the beginning or the end of the purchase period. Shares granted under the 2004 Employee Stock Purchase Plan are accounted for in accordance with APB No. 25 and no compensation expense has been recorded. This plan will be compensatory under SFAS 123(R).

15.  COMMITMENTS AND CONTINGENCIES

     The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations, or liquidity of the Company.

16.  QUARTERLY DATA (UNAUDITED)

     The following tabulations reflect the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:

                                                                                               BASIC AND
                                                      NET        GROSS            NET        DILUTED LOSS
                                                     SALES       PROFIT           LOSS         PER SHARE
                                              -------------------------------------------------------------
   2005
   First quarter                                   $5,086,401  $2,649,041      $(7,338,363)     $(0.27)
   Second quarter                                   6,146,226   2,948,777      (11,333,477)      (0.42)
   Third quarter                                    1,688,339     896,903      (11,906,295)      (0.44)
   Fourth quarter                                   2,105,424     810,963      (12,979,700)      (0.47)

   2004
   First quarter                                   $3,073,891    $591,477      $(7,849,997)     $(5.34)
   Second quarter                                   3,908,934   1,413,917       (8,366,093)      (5.46)
   Third quarter                                    5,713,611   2,984,093       (5,317,489)      (0.34)
   Fourth quarter                                   6,120,424   3,155,111       (5,723,890)      (0.21)

17.  SEGMENT INFORMATION

     The Company considers reporting segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company's system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment.

     Geographic revenues are as follows:

                                        YEAR ENDED DECEMBER 31,
                                   2005           2004            2003
                              --------------------------------------------

      United States             $10,998,617    $12,578,610     $3,577,899
      International               4,027,773      6,238,250      1,436,978
                              --------------------------------------------
      Total                     $15,026,390    $18,816,860     $5,014,877
                              ============================================

     All of the Company's long-lived assets are located in the United
States.


18.  SUBSEQUENT EVENT

      In February 2006, the Company completed a registered direct offering of 5,500,000 shares of its common stock at $12.00 per share which included the exercise by the underwriters of an option to purchase an additional 500,000 shares. In conjunction with these transactions, the Company received approximately $61.7 million in net proceeds after deduction of underwriting discounts and commissions and payment of estimated offering expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Evaluation of Disclosure Controls and Procedures: The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

         As of December 31, 2005, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

         A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         Internal Control over Financial Reporting: The Company's management also assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2005.

         The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management's assessment of internal control over financial reporting, which can be found below.

         Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company's internal controls over financial reporting or in other factors during the period that is covered by this report that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Stereotaxis, Inc.


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Stereotaxis, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stereotaxis, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Stereotaxis, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stereotaxis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of
Stereotaxis, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended

December 31, 2005 of Stereotaxis, Inc. and our report dated March 13, 2006 expressed an unqualified opinion thereon.




                                       /s/ Ernst & Young LLP


St. Louis, Missouri
March 13, 2006




ITEM 9B. OTHER INFORMATION

None.


PART III

         Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), no later than April 30, 2006, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

         Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees effective August 1, 2004. Stockholders may request a free copy of our Code of Business Conduct and Ethics from our Chief Financial Officer as follows:

         Stereotaxis, Inc.
         Attention: James M. Stolze
         4320 Forest Park Avenue, Suite 100
         St. Louis, MO  63108
         314-678-6100

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

         The following table summarizes certain information regarding our securities that may be issued pursuant to our equity compensation plans as of December 31, 2005.

                                                                                     NUMBER OF SECURITIES REMAINING
                            NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE       AVAILABLE FOR FUTURE ISSUANCE UNDER
                             ISSUED UPON EXERCISE OF       EXERCISE PRICE OF           EQUITY COMPENSATION PLANS
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED IN
     PLAN CATEGORY             WARRANTS AND RIGHTS        WARRANTS AND RIGHTS                COLUMN (a))(1)
----------------------------------------------------------------------------------------------------------------------
                                      (a)                        (b)                             (c)
  Equity compensation
   plans approved by
    security holders               3,788,424                    $6.81                          498,219

  Equity compensation
 plans not approved by
    security holders                   -                          -                               -
                          --------------------------------------------------------------------------------------------
         Total                     3,788,424                    $6.81                          498,219
                          ============================================================================================

(1) Includes 248,236 shares reserved for issuance under the 2004 Employee Stock Purchase Plan. Excludes automatic annual increases to shares by which on January 1 of 2006 and 2007, the lesser of (i) 3.25% of the total outstanding shares as of each such date or (ii) 833,333 shares will be allocated to the 2002 Stock Incentive Plan. Number of shares of common stock is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

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

           (3)    Exhibits

                  See Exhibit Index appearing on page 88 herein.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STEREOTAXIS, INC.
                                             (Registrant)

Date:  March 15, 2006                        By:   /s/ Bevil J. Hogg
                                                 ------------------------------
                                                 Bevil J. Hogg, President and
                                                 Chief Executive Officer

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

                      SIGNATURE                                           TITLE                                      DATE
----------------------------------------------------     --------------------------------------------     --------------------------

               /s/ FRED A. MIDDLETON                     Chairman of the Board of Directors                     March 15, 2006
----------------------------------------------------
                 FRED A. MIDDLETON

                 /s/ BEVIL J. HOGG                       President and Chief Executive Officer                  March 15, 2006
----------------------------------------------------     (principal executive officer)
                   BEVIL J. HOGG

                /s/ JAMES M. STOLZE                      Vice President and Chief Financial Officer             March 15, 2006
----------------------------------------------------     (principal  financial  officer and  principal
                  JAMES M. STOLZE                        accounting officer)


----------------------------------------------------     Director                                               March 15, 2006
                    ABHI ACHARYA

               /s/ CHRISTOPHER ALAFI                     Director                                               March 15, 2006
----------------------------------------------------
                 CHRISTOPHER ALAFI










                /s/ DAVID W. BENFER                      Director                                               March 15, 2006
----------------------------------------------------
                  DAVID W. BENFER

              /s/ RALPH G. DACEY, JR.                    Director                                               March 15, 2006
----------------------------------------------------
                RALPH G. DACEY, JR.

               /s/ GREGORY R. JOHNSON                    Director                                               March 15, 2006
----------------------------------------------------
                 GREGORY R. JOHNSON


               /s/ WILLIAM M. KELLEY                     Director                                               March 15, 2006
----------------------------------------------------
                 WILLIAM M. KELLEY


                /s/ ABHIJEET J. LELE                     Director                                               March 15, 2006
----------------------------------------------------
                  ABHIJEET J. LELE

              /s/ WILLIAM C. MILLS III                   Director                                               March 15, 2006
----------------------------------------------------
                WILLIAM C. MILLS III

                /s/ ROBERT J. MESSEY                     Director                                               March 15, 2006
----------------------------------------------------
                  ROBERT J. MESSEY

                                                    SCHEDULE II

                                         VALUATION AND QUALIFYING ACCOUNTS
                                FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                         ADDITIONS
                                                          BALANCE AT     CHARGED TO                       BALANCE AT
                                                          BEGINNING       COST AND                        THE END OF
                                                           OF YEAR        EXPENSES       DEDUCTIONS          YEAR
                                                       --------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS:
  Year ended December 31, 2005                             $146,223        $132,221      $(248,868)        $29,576
  Year ended December 31, 2004                              116,725         151,971       (122,473)        146,223
  Year ended December 31, 2003                                1,650         117,707         (2,632)        116,725

ALLOWANCE FOR INVENTORIES VALUATION:
  Year ended December 31, 2005                             $112,755        $207,126      $(276,443)        $43,438
  Year ended December 31, 2004                              105,752          59,844        (52,841)        112,755
  Year ended December 31, 2003                               84,580          89,895        (68,723)        105,752

                                EXHIBIT INDEX

NUMBER   DESCRIPTION
------   -----------

3.1 Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2      Restated Bylaws of the Registrant, incorporated by reference to
         Exhibit 3.2 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

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

4.13 Form of Note to be issued pursuant to that certain Note and Warrant Purchase Agreement, dated as of November 10, 2005, between the Registrant and the investors named therein, incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2005.

4.14 Form of Warrant to be issued pursuant to that certain Note and Warrant Purchase Agreement, dated as of November 10, 2005, between the Registrant and the investors named therein, incorporated by reference to Exhibit 4.2 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2005.

10.1# 1994 Stock Option Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.1.

10.2# Form of Incentive Stock Option Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.3# 2002 Stock Incentive Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.2.

10.4# Form of Non-Qualified Stock Option Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.5# 2004 Employee Stock Purchase Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.3.

10.6# Form of Non-Qualified Stock Option Agreement under the 2002 Non-Employee Director Plan, incorporated by reference to Exhibit
         10.1 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.7# 2002 Non-Employee Directors' Stock Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.4.

10.8# Form of Restricted Stock Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.9# Employment Agreement dated June 23, 1997 between Bevil J. Hogg and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.5.

10.10# Form of Performance Share Award under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.11# Employment Agreement dated April 4, 2001 between Douglas M. Bruce and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.6.

10.12# Form of Subscription Agreement for the 2004 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.13# Employment Agreement dated February 16, 2001 between Melissa Walker and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.7.

10.14# Employment Agreement dated April 17, 2002 between Michael P. Kaminski and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.8.

10.15# Summary of Non-Employee Directors' Compensation, incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2005.

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

10.20 Settlement Agreement effective as of June 30, 2005 between the Registrant and the University of Virginia Patent Foundation, incorporated by reference to Exhibit 10.1 of the Registrant's current report on Form 8-K (File No. 000-50884) dated July 8, 2005.

10.21 Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.14.

10.22+ Letter Agreement, dated September 12, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.23# Letter Agreement and Employment Agreement dated May 26, 2004 between James M. Stolze and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.17.

10.24 Loan and Security Agreement dated January 31, 2002 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.21.

10.25 Loan Modification Agreement dated May 14, 2002 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.22.

10.26 Second Loan Modification Agreement dated July 11, 2002 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.23.

10.27 Loan and Security Agreement dated September 30, 2002 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.24.

10.28 Second Loan Modification Agreement dated September 30, 2002 to Equipment Loan and Security Agreement dated January 31, 2002 and Third Loan Modification Agreement to Revolving Loan and Security Agreement dated March 19, 2002, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.25.

10.29 Third Loan Modification Agreement dated December 31, 2002 to Equipment Loan and Security Agreement dated January 31, 2002 and Fourth Loan Modification Agreement to Revolving Loan and Security Agreement dated March 19, 2002 and First Loan Modification Agreement to Equipment Loan and Security Agreement dated September 30, 2002 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.26.

10.30 Fourth Loan Modification Agreement dated April 2003 to Equipment Loan and Security Agreement dated January 31, 2002 and Fifth Loan Modification Agreement to Revolving Loan and Security Agreement dated March 19, 2002 and Second Loan Modification Agreement to Equipment Loan and Security Agreement dated September 30, 2002, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.27.

10.31 Loan and Security Agreement dated April 30, 2004 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.28.

10.32 Promissory Note dated November 20, 2001 by Douglas M. Bruce payable to the order of the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.30.

10.33+ Japanese Market Development Agreement dated May 18, 2004 between the Registrant, Siemens Aktiengesellschaft and Siemens Asahi Medical Technologies Ltd., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.32.

10.34+ Office Lease dated November 15, 2004 between the Registrant and Cortex West Development I, LLC, incorporated by reference to
         Exhibit 10.39 of the Registrant's Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2005.

10.35# Form of Stock Appreciation Right Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.36# Amendment to 2002 Non-Employee Directors' Stock Plan, incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.37 Note and Warrant Purchase Agreement, dated as of November 10, 2005, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2005.

10.38 Second Loan Modification Agreement, dated as of November 8, 2005, between Silicon Valley Bank and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2005.

10.39# Employment Agreement dated February 22, 2005 between Ruchir Sehra and the Registrant (filed herewith).

10.40# Summary of annual cash compensation of executive officers, dated February, 2006 (filed herewith).

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

-------------

#        Indicates management contract or compensatory plan

+        Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.