Form 10-Q
period 2006-03-31
Stereotaxis, Inc.
filed 2006-05-10
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-50884

STEREOTAXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3120386
(State of Incorporation)	(I.R.S. employer identification no.)

4320 Forest Park Avenue Suite 100 St. Louis, Missouri	63108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 678-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on April 28, 2006 was 33,798,135.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,450,941	$5,210,794
Short-term investments	13,497,635	5,524,793
Accounts receivable, net of allowance of $21,614 and $29,576 in 2006 and 2005, respectively	4,763,936	5,897,072
Current portion of long-term receivables	614,995	461,520
Inventories	10,849,452	9,404,792
Prepaid expenses and other current assets	4,258,543	5,128,852

Total current assets	78,435,502	31,627,823
Property and equipment, net	3,889,042	3,078,313
Intangible assets, net	1,644,444	1,677,778
Long-term receivables	—	146,520
Other assets	125,763	127,755

Total assets	$84,094,751	$36,658,189

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$1,000,000	$1,000,000
Accounts payable	4,183,116	4,866,156
Accrued liabilities	4,817,821	5,648,693
Deferred contract revenue	4,210,844	4,216,255

Total current liabilities	14,211,781	15,731,104
Long-term debt, less current maturities	1,722,222	1,972,222
Long-term deferred contract revenue	1,127,528	801,005
Other liabilities	25,979	28,016
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2006 and 2005, none outstanding at 2006 and 2005	—	—
Common stock, par value of $0.001; 100,000,000 shares authorized at 2006, and 2005; 33,824,619 and 27,835,611 issued at 2006 and 2005, respectively	33,825	27,836
Additional paid-in capital	240,198,504	179,286,612
Deferred compensation	—	(2,569,760)
Treasury stock, 39,012 and 36,519 shares at 2006 and 2005, respectively	(192,536)	(162,546)
Notes receivable from sales of stock	(183,778)	(180,619)
Accumulated deficit	(172,826,375)	(158,231,069)
Accumulated other comprehensive loss	(22,399)	(44,612)

Total stockholders’ equity	67,007,241	18,125,842

Total liabilities and stockholders’ equity	$84,094,751	$36,658,189

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Systems revenue	$982,597	$4,627,490
Disposables, service and accessories revenue	749,196	458,911

Total revenue	1,731,793	5,086,401
Cost of revenue	1,231,991	2,437,360

Gross margin	499,802	2,649,041
Operating expenses:
Research and development	6,130,880	3,807,602
General and administration	3,765,169	2,714,810
Sales and marketing	5,126,949	3,610,010

Total operating expenses	15,022,998	10,132,422

Operating loss	(14,523,196)	(7,483,381)
Interest income	480,992	208,375
Interest expense	(553,102)	(63,357)

Net loss	$(14,595,306)	$(7,338,363)

Net loss per common share:
Basic and diluted	$(0.47)	$(0.27)

Weighted average shares used in computing net loss per common share:
Basic and diluted	31,155,200	27,176,639

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(14,595,306)	$(7,338,363)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	266,327	174,588
Amortization	485,897	33,333
Noncash compensation	909,719	101,897
Noncash interest receivable	17,840	(3,033)
Loss on asset disposal	4,036	(600)
Changes in operating assets and liabilities:
Accounts receivable	1,133,136	318,676
Long-term receivables	(6,955)	(514,399)
Inventories	(1,444,660)	(342,200)
Prepaid expenses and other current assets	403,477	413,355
Other assets	1,992	(5,378)
Accounts payable	(683,040)	(68,235)
Accrued liabilities	(830,872)	(51,983)
Deferred contract revenue	321,112	(41,158)
Other	(2,037)	(593)

Net cash used in operating activities	(14,019,334)	(7,324,093)

Cash flows from investing activities:
Sale of equipment	5,321	—
Purchase of equipment	(1,086,413)	(234,643)
Proceeds from the maturity/sale of available-for-sale investments	3,742,217	16,436,153
Purchase of available-for-sale investments	(11,699,576)	—

Net cash provided by (used in) investing activities	(9,038,451)	16,201,510

Cash flows from financing activities:
Payments under long-term debt	(250,000)	(255,586)
Proceeds from issuance of stock and warrants, net of issuance costs	62,577,922	399,317
Purchase of treasury stock	(29,990)	—

Net cash provided by financing activities	62,297,932	143,731

Net increase in cash and cash equivalents	39,240,147	9,021,148
Cash and cash equivalents at beginning of period	5,210,794	16,907,516

Cash and cash equivalents at end of period	$44,450,941	$25,928,664

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. accounting principles generally accepted for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or for future operating periods. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2006 for the year ended December 31, 2005.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

The Company has deducted shares subject to repurchase from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding options, stock appreciation rights, warrants and unearned restricted shares from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. As of March 31, 2006, the Company had 2,630,490 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $6.67 per share and 1,253,551 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.11 per share. The Company had a weighted average of 462,460 unearned restricted shares issued during the three months ended March 31, 2006.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method to account for its grants of stock options, stock appreciation rights, restricted shares and its employee stock purchase plan. SFAS 123(R) supersedes the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion 25”) and requires recognition of an expense when goods or services are provided. SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. Prior to January 1, 2006, the Company accounted for those plans under the provisions of APB Opinion 25, and related interpretations in accounting for stock-based employee compensation as permitted by SFAS 123, Accounting for Stock-Based Compensation. Prior to the adoption of SFAS 123(R), stock-based compensation for grants of stock options was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123. Results for prior periods have not been restated.

Under the modified prospective transition method of SFAS 123(R), the Company recognized stock-based compensation expense related to 1) the remaining unvested portion of all stock option, stock appreciation right and restricted share awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option, stock appreciation right and restricted share awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company utilizes the Black-Scholes valuation model to determine the fair value of share-based payments at the date of grant with the following inputs: 1) expected dividend rate of 0%; 2) expected volatility based on the Company’s historical volatility and a review of the volatilities of comparable companies; 3) risk-free interest rate based on the Treasury yield on the date of grant and; 4) expected term for grants made subsequent to the adoption of SFAS 123(R) determined in accordance with Staff Accounting Bulletin No. 107 using the simplified method. The resulting compensation expense is recognized over the requisite service period, generally four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

Stock options or stock appreciation rights issued to non-employees, including individuals for scientific advisory services, are recorded at their fair value as determined in accordance with SFAS 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services, and recognized over the service period. Deferred compensation for options granted to non-employees is periodically remeasured through the vesting or forfeiture date.

Restricted shares granted to employees are valued at the fair market value at the date of grant. The Company amortizes the amount to expense over the service period on a straight-line basis. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Under APB 25, if the shares granted were subject to variable performance criteria, the compensation expense was periodically remeasured through the vesting or forfeiture date.

Shares purchased by employees under the 2004 Employee Stock Purchase Plan are considered to be compensatory and are accounted for in accordance with SFAS 123(R). Under APB 25, these shares were not considered to be compensatory and were not included in expense but were included in the pro forma expense calculation.

As a result of adopting SFAS 123(R), the Company recorded approximately $0.9 million of share based compensation during the three months ended March 31, 2006. As a result, the Company’s net loss for the period ended March 31, 2006 was approximately $0.4 million greater than if it had continued to account for share-based compensation under APB 25. Net loss per share for the period ended March 31, 2006 would have been $0.46 if the Company had not adopted SFAS 123(R) compared to reported net loss per share of $0.47 per share.

At March 31, 2006, the total compensation cost related to options, stock appreciation rights and nonvested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $10.0 million, net of estimated forfeitures of approximately $2.0 million. This cost will be amortized over the next four years on a straight-line basis over the estimated service periods and will be adjusted for subsequent changes in estimated forfeitures.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity participation. In 2002, the Board of Directors adopted a stock incentive plan (the 2002 Stock Incentive Plan) and a nonemployee directors’ stock plan (the “2002 Director Plan”). In 1994, the Board of Directors adopted the 1994 Stock Option Plan. At March 31, 2006, the Board of Directors has reserved a total of 3,094,089 shares, of the Company’s common stock to provide for current and future grants under the 2002 Stock Incentive Plan and the 2002 Director Plan and for all current grants under the 1994 Stock Option Plan. In 2002, the Board of Directors adopted a provision providing for an annual increase in the number of shares reserved for stock options of the lesser of 3.25% of outstanding common shares or 833,333 shares, on January 1 of each year through January 1, 2007.

The 2002 Stock Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares to employees, directors, and consultants. Options expire no later than ten years from the date of grant. Stock appreciation rights expire no later than five years from the date of grant. The exercise price of each stock option is not less than 100% of the fair value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary, but incentive stock options generally vest 25% on the first anniversary of each grant and 1/48 per month over the next three years. Non-qualified stock options generally vest ratably over a period of two to four years. Stock appreciation rights granted generally vest 25% on the first anniversary of such grant and 1/48 per month over the next three years and expire no later than five years from the date of grant.

The 2002 Director Plan allows for the grant of non-qualified stock options to the Company’s nonemployee directors. Options granted under the 2002 Director Plan expire no later than ten years from the date of grant. The exercise price of options under the 2002 Director Plan is not less than 100% of the fair value of the stock subject to the option on the date the option is granted. Initial grants of options to new directors generally vest over a two-year period. Annual grants to directors generally vest upon the earlier of one year from the date of grant or the next shareholder meeting.

The 1994 Stock Option Plan allows for the grant of incentive stock options and non-qualified stock options to employees, directors, and consultants to the Company. Options granted under the 1994 Stock Option Plan expire no later than ten years from the date of grant and generally vest over a period of two to four years. Options granted may be exercised prior to vesting, in which case the related shares would be subject to repurchase by the Company at original purchase price until vested. The Company no longer grants options under the 1994 Stock Option Plan.

A summary of the option and stock appreciation rights activity for the three months ended March 31, 2006 is as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Price per Share
Outstanding, December 31, 2005	2,456,488	$0.25-$11.54	$6.09
Granted	260,000	$12.03-$12.35	$12.05
Exercised	(79,636)	$0.25-$11.54	$6.09
Forfeited	(6,362)	$5.94-$11.54	$9.29

Outstanding, March 31, 2006	2,630,490	$0.25-$12.35	$6.67

As of March 31, 2006, the weighted average remaining life of outstanding options and stock appreciation rights was 6.3 years. Of the 2,630,490 options that were outstanding, 1,374,461 were vested with a weighted average exercise price of $4.95 per share as of March 31, 2006.

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2,630,490 options that were in-the-money at March 31, 2006. The intrinsic value of the options outstanding at March 31, 2006 was approximately $15.6 million based on a closing share price of $12.61 on March 31, 2006. The intrinsic value of fully vested options and stock appreciation rights vested and outstanding at March 31, 2006 was approximately $10.5 million based on a closing price of $12.61 on March 31, 2006. During the three months ended March 31, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $0.4 million determined at the date of exercise.

The 2002 Stock Incentive Plan allows for the grant of restricted shares to employees. These grants expire no later than five years from the date of grant. Restricted share grants under the 2002 Stock Incentive Plan are either time-based or performance-based. Time-based restricted shares generally vest 25% on each anniversary of such grant. Performance-based restricted shares vest upon the achievement of performance objectives which are determined by the Company’s Compensation Committee,

A summary of the restricted share grant activity for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Grant Price per Share
Outstanding, December 31, 2005	359,100	$7.70
Granted	295,229	$12.08
Vested	(6,250)	$7.80
Forfeited	(4,150)	$8.56

Outstanding, March 31, 2006	643,929	$9.70

A summary of the restricted stock outstanding as of March 31, 2006 is as follows:

Number of Shares
Time based restricted shares	148,049
Performance based restricted shares	495,880

Outstanding, March 31, 2006	643,929

The intrinsic value of restricted shares outstanding at March 31, 2006 was approximately $8.1 million based on a closing share price of $12.61.

2004 Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan was effective upon the initial public offering of the Company’s stock in August 2004. 277,777 shares of common stock were reserved for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning January 1, 2005 with an initial purchase date of June 30, 2005. Eligible employees have the opportunity to participate in a new purchase period every six months. Under the terms of the plan, employees can purchase shares of stock at 85% of the fair market value of the stock at the beginning or the end of the purchase period. As of March 31, 2006, 69,186 shares had been purchased under this plan.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

3 Months Ended 2005
Net loss as reported	$(7,338,363)
Add stock-based compensation included in net loss	101,897
Deduct stock-based compensation under fair value method	(718,040)

Pro-forma net loss	$(7,954,506)

Net loss per share, as reported	$(0.27)
Net loss per share, pro-forma	$(0.29)

For the purpose of the above pro forma disclosure, the fair value of each option or stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model using the following principal assumptions: dividend yield of 0%, expected volatility ranging from 50% to 120%, risk free interest rates ranging from 3.08% to 5.39%, an initial expected life ranging from five to ten years. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury rate at the date of grant.

Comprehensive Loss

Comprehensive loss for the three-month period ended March 31, 2006 and 2005 was $(14,573,093) and $(7,296,200), respectively. The only adjustment to net loss in arriving at comprehensive loss is the unrealized gain or loss on investments available for sale.

Inventory

Inventory consists of the following:

	March 31, 2006	December 31, 2005
Raw materials	$4,387,624	$2,803,516
Work in process	157,943	111,632
Finished goods	6,384,827	6,533,082
Reserve for obsolescence	(80,942)	(43,438)

Total inventory	$10,849,452	$9,404,792

Investments

Investments consist of the following available-for-sale securities at fair value:

	March 31, 2006	December 31, 2005
Short-term investments:
Corporate debt	$3,571,863	$1,791,370
U.S. government agency	7,910,160	3,733,423
Commercial paper	2,015,612	—

Total short-term investments	$13,497,635	$5,524,793

Property and Equipment

Property and equipment consist of the following:

	March 31, 2006	December 31, 2005
Equipment	$4,537,010	$3,876,947
Equipment held for lease	303,412	303,412
Leasehold improvements	1,341,902	1,162,582

	6,182,324	5,342,941
Less accumulated depreciation	2,293,282	2,264,628

Total property and equipment	$3,889,042	$3,078,313

Equipment held for lease consists of medical devices provided to customers under operating lease arrangements, whereby the Company was the lessor.

Product Warranty Provisions

The Company’s standard policy is to warrant all NIOBE systems against defects in material or workmanship for one year following installation. The Company’s estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. A regular review of warranty obligations is performed to determine the adequacy of the reserve and adjustments are made to the estimated warranty liability as appropriate.

Stockholder’s Equity

In February 2006, the Company completed a public offering of 5,500,000 shares of its common stock at $12.00 per share which included the exercise by the underwriters of an option to purchase an additional 500,000 shares. In conjunction with these transactions, the Company received approximately $61.9 million in net proceeds after deduction of underwriting discounts and commissions and payment of offering expenses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Factors That May Affect Future Results.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The Stereotaxis System is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using computer-controlled, externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Stereotaxis System have received regulatory clearance in the U.S., Canada, Europe and China.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements.

Revenue Recognition

We recognize systems revenue from system sales made directly to end users upon installation, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. When installation is required for revenue recognition, the determination of acceptance is made by our employees based on criteria set forth in the terms of the sale. Revenue from system sales made to distributors is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, we recognize revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Amounts due beyond 12 months are reflected as long term receivables in the balance sheet. Revenue from services is derived primarily from the sale of annual product maintenance plans. Revenue from services, whether sold individually or as a separable unit of accounting in a multi-element arrangement, is deferred and amortized over the service period, which is typically one year. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns.

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on its relative fair value in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognize revenue for each separate element as the above criteria are met.

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method to account for its grants of stock options, stock appreciation rights, restricted shares and share purchases under its employee stock purchase plan. Prior to January 1, 2006, the Company accounted for those plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based employee compensation as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25 and requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests.

Stock compensation expense, which is a noncash charge, results from stock option and stock appreciation rights grants made to employees, directors and consultants at the fair value of the option granted, from grants of restricted shares to employees and from share purchases by employees under our employee stock purchase plan. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. When we were a private company, the deemed fair value of the underlying common stock was determined by management and the Board of Directors based on their best estimates using information from preferred stock financing transactions or other significant changes in the business. The fair value of the grants of restricted shares, all of which was granted after we became a public company, was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which generally vest over one to two years. Stock compensation expense for performance-based restricted shares is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to option grants to non-employees is periodically remeasured through the vesting date. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

The amount of compensation expense to be recorded in future periods may increase if we make additional grants of options, stock appreciation rights or restricted shares or if employees continue to purchase shares under our employee stock purchase plan or if we determine that actual forfeiture rates are less than anticipated. The amount of expense to be recorded in future periods may decrease if we do not achieve the performance objectives on which certain restricted shares are contingent, if the requisite service periods are not completed or if the actual forfeiture rates are greater than anticipated.

Additional detail regarding the adoption of SFAS 123(R) may be found in the notes to the financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenues. Revenues decreased to $1.7 million for the three months ended March 31, 2006 from $5.1 million for the three months ended March 31, 2005, a decrease of approximately 66%. Revenues from the sale of systems decreased primarily because of the decrease in the number of systems delivered. Revenues from sales of disposable interventional devices, service and accessories increased to $749,000 for the three months ended March 31, 2006 from $459,000 for the three months ended March 31, 2005, an increase of approximately 63%. This increase was attributable to the increased base of installed systems as well as additional revenue related to recently approved interventional devices.

Cost of Revenues. Cost of revenue decreased to $1.2 million for the three months ended March 31, 2006 from $2.4 million for the three months ended March 31, 2005, a decrease of approximately 49%. This decrease in cost of revenues was attributable primarily to the decreased number of systems sold and associated cost of goods sold for systems sold. Although the system unit cost in the 2006 quarter was approximately 20% lower than the 2005 quarter average unit cost, gross margin was adversely affected by unabsorbed overhead costs associated with the reduced production and installation schedules. As a result, gross margin for the quarter was 29% in the 2006 quarter compared to the 52% reported in the 2005 quarter.

Research and Development Expenses. Research and development expenses increased to $6.1 million for the three months ended March 31, 2006 from $3.8 million for the three months ended March 31, 2005, an increase of approximately 61%. The increase was due principally to an increase in the number of research and development projects, including continued integration and development related to disposable interventional devices, further development of the NIOBE platform technology and user interface improvements.

General and Administrative Expenses. General and administrative expenses increased to $3.8 million for the three months ended March 31, 2006 from $2.7 million for the three months ended March 31, 2005, an increase of 39%. The increase relates to increased regulatory, insurance and stock compensation costs due to the adoption of SFAS 123(R) and expanded activity in clinical compliance and regulatory affairs.

Sales and Marketing Expenses. Sales and marketing expenses increased to $5.1 million for the three months ended March 31, 2006 from $3.6 million for the three months ended March 31, 2005, an increase of approximately 42%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

Interest Income. Interest income increased to $481,000 for the three months ended March 31, 2006 from $208,000 for the three months ended March 31, 2005, an increase of 131% due to greater invested balances from the common stock offering from which we raised approximately $61.9 million net of offering expenses during the three months ended March 31, 2006.

Interest Expense. Interest expense increased approximately 773% to $553,000 for the three months ended March 31, 2006 from $63,000 for the three months ended March 31, 2005 due to the amortization of commitment fees related to the affiliate line of credit entered into in the fourth quarter of 2005.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $13.5 million and $5.5 million of investments in corporate debt securities, U.S. government agency notes and commercial paper at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, we had working capital of approximately $64.2 million, compared to $15.9 million at December 31, 2005.

The following table summarizes our cash flow by operating, investing and financing activities for each of three month periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Cash Flow used in operating activities	$(14,019)	$(7,324)
Cash Flow provided by (used in) investing activities	(9,038)	16,202
Cash Flow provided by financing activities	62,298	144

Net cash used in operating activities. We used approximately $14.0 million and $7.3 million of cash for operating activities during the three months ended March 31, 2006 and 2005, respectively, primarily as a result of operating losses during these periods. Cash used for working capital purposes increased to $1.1 million during the three months ended March 31, 2006 from $292,000 used during the same period in 2005 primarily as a result of an increase in inventory in anticipation of outsourcing offset by decreases in accounts receivable, accounts payable and accrued liabilities.

Net cash provided by (used in) investing activities. We used approximately $9.0 million of cash in investing activities during the three months ended March 31, 2006, principally from the purchase of investments. During the three months ended March 31, 2005, we generated $16.2 million of cash, substantially all from the maturity or sale of investments.

Net cash provided by financing activities. We generated approximately $62.3 million from financing activities during the three months ended March 31, 2006 primarily from the proceeds of our common stock offering as well as option exercises, offset by scheduled repayment of our equipment loans. We received approximately $144,000 from financing activities during the three months ended March 31, 2005, due principally to the exercise of stock options and warrants.

As of March 31, 2006, we had outstanding balances under various equipment loan agreements with Silicon Valley Bank, consisting of an aggregate of $1.7 million. In November 2005, we entered into an amendment to our working capital revolving line of credit to increase our borrowing capacity from $8.0 to $10.0 million, remove the tangible net worth covenant and extend the maturity of this line to April 2007. As of March 31, 2006, we had $1.0 million outstanding under this working capital line of credit and had an unused line of $9.0 million with borrowing capacity of $6.1 million, secured by qualifying receivables and inventory balances.

These credit facilities with Silicon Valley Bank are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, we are required to maintain a ratio of “quick” assets (cash, cash equivalents, accounts receivable and short-term investments) to current liabilities minus deferred revenue of at least 1.25 to 1. We were also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of March 31, 2006, we are in compliance with all covenants of this agreement.

In November 2005, we entered into a six-month commitment with certain investors providing for the availability of up to $20.0 million in unsecured borrowings. This commitment can be drawn at any time through May 10, 2006, the initial six-month commitment period. Any funds drawn will mature upon the earlier of a strategic financing of not less than $30 million or May 2006. The commitment period, as well as the maturity date on any funds drawn under the commitment, is subject to one six-month extension, through November 2006, at our sole election. The funds drawn would be subordinate to our bank debt but senior to other indebtedness. The lenders received five-year warrants to purchase shares of our common stock upon commitment of the funds. Additional five-year warrants would be issuable upon both drawing of the funds as well as our exercise of the extension of the commitment period or maturity date. We have not drawn funds under this agreement and we do not intend to extend it beyond its May 2006 expiration.

In February 2006, we completed a public offering of 5,500,000 shares of its common stock at $12.00 per share which included the exercise by the underwriters of an option to purchase an additional 500,000 shares. In conjunction with these transactions, we received approximately $61.9 million in net proceeds after deduction of underwriting discounts and commissions and payment of offering expenses.

We expect to have negative cash flow from operations through most of 2007. Throughout 2006, we expect to continue the development and commercialization of our products, the continuation of our research and development programs and the advancement of new products into clinical development. We expect that our research and development expenditures will continue to increase above the 2005 levels for at least a part of 2006, and our selling, general and administrative expenses will continue to increase in order to support our product commercialization efforts and to implement procedures required by our status as a public company. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to currency fluctuations. We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. We expect to transact this business primarily in U.S. dollars and in Euros, although we may transact business in other currencies to a lesser extent. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. We have not hedged exposures in foreign currencies or entered into any other derivative instruments. As a result, we will be exposed to some exchange risks for foreign currencies. For example, if the currency exchange rate were to fluctuate by 10%, we believe that our revenues could be affected by as much as 2 to 3%.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

Changes In Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

STEREOTAXIS, INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various lawsuits and claims arising in the normal course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

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

We are collaborating with Siemens, Philips, Biosense Webster and other parties to integrate our instrument control technology with their respective imaging products or disposable interventional devices and to co-develop additional disposable interventional devices for use with our Stereotaxis System. For the immediate future, a significant portion of our revenues from system sales will be derived from these integrated products. In addition, Siemens has agreed to provide post-installation maintenance and support services to our customers for our integrated systems and we are in discussions with Philips to provide the same.

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

Our marketing strategy is dependent on collaboration with physician “thought leaders.”

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

We anticipate that our system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ cath lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, our system has historically been installed six to eight months after the receipt of a purchase order from a hospital due to the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site, which may occur with our existing and future purchase orders. Recently, these factors, in particular within the context of FDA approval delays for some of our disposable products, have resulted in a conversion cycle of nine months or longer between the date of a given purchase order and recognition of that purchase order into revenue. This in turn has contributed, and may continue to contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

Although we recently completed a public offering of our common stock, we may require additional funds to meet our working capital and capital expenditure needs in the future. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

We have incurred substantial net losses since inception, and we expect to incur substantial net losses in 2006 as we seek additional regulatory approvals, launch new products and generally continue to scale up our sales and marketing operations to continue the commercialization of our products. A small portion of our accumulated deficit is attributable to investments in development of products for neurosurgical applications, which was our primary focus in the first several years after our inception in 1990. Because we may not be successful in completing the development or commercialization of our technology, your return on these investments may be limited. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenues and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenues, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

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

We do not have extensive experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our NIOBE cardiology magnet systems, we have begun to subcontract the manufacturing of major components. As a result, we may be unable to meet the expected future demand for our Stereotaxis System. In addition, the products we design may not satisfy all of the performance requirements and we may need to improve or modify the design or production process in order to do so. We may also experience quality problems, substantial costs and unexpected delays in our efforts to upgrade and expand our manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, we will be unable to produce a sufficient supply of systems necessary to meet our future growth expectations. In addition, we design, test and manufacture a portion of the disposable devices that are used with our NIOBE magnetic navigation system. In order to do so, we will need to retain qualified employees for our assembly and testing operations. In addition, we are dependent on the facilities we lease in St. Louis, Missouri and Maple Grove, Minnesota in order to manufacture and assemble certain products. We could encounter problems at either of these facilities, which could delay or prevent us from assembling or testing our products or maintaining our pilot manufacturing capabilities or otherwise conducting operations.

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

If we or our strategic partners fail to obtain or maintain necessary FDA clearances for our medical device products, or if such clearances or approvals are delayed, we will be unable to continue to commercially distribute and market our products.

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or pre-market approval, or PMA, from the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for our current Stereotaxis System, including a limited number of disposable interventional devices, and are able to market our system commercially in the U.S., our business model relies significantly on revenues from additional disposable interventional devices for which there is no current FDA clearance or approval. We cannot commercially market our unapproved disposable interventional devices in the U.S. until the necessary clearance or approvals from the FDA have been received. Until such time, we can only supply these devices to research institutions for permitted investigational use. In addition, we are working with third parties with whom we are co-developing disposable products. In some cases, these companies are responsible for obtaining appropriate regulatory clearance or approval to market these disposable devices. If these clearances or approvals are not received or are substantially delayed or if we are not able to offer sufficient array of approved disposable interventional devices, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

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

Software defects,or other defect may be discovered in our products.

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

We are highly dependent on the principal members of our management and scientific staff. In order to pursue our plans and accommodate planned growth, we may choose to hire additional personnel. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for qualified personnel among technology and healthcare companies and universities. The loss of any of these persons or our inability to attract and retain other qualified personnel could harm our business and our ability to compete. In addition, the loss of members of our scientific staff may significantly delay or prevent product development and other business objectives.

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

As of March 31, 2006, our executive officers, directors and individuals or entities affiliated with them beneficially own or control a substantial percentage of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, under our alliance with Biosense Webster, either party may terminate the alliance under certain circumstances involving a “change of control” of Stereotaxis. Any termination must be effected within 90 days of the change of control, but would be effective one year after the change of control. If we terminate under this provision, we must pay a termination fee to Biosense Webster equal to 5% of the total equity value of Stereotaxis in the change of control transaction, up to a maximum of $10 million. We also agreed to notify Biosense Webster if we reasonably consider that we are engaged in substantive discussions in respect of the sale of the company or substantially all of our assets. These provisions may similarly discourage a takeover and negatively affect our share price as described above.

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

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenues or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

•	demand for our products;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	the success of our collaborations with Siemens, Philips and Biosense Webster and others;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	our ability to obtain regulatory clearances or approvals for our new products; and

•	our ability to obtain and protect proprietary rights.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of March 31, 2006, there were no unresolved written comments from the Commission staff regarding our periodic or current reports.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

During the first quarter of 2006 we repurchased 2,493 shares of our common stock at a price of $12.03 per share. These shares were delivered to us in satisfaction of tax withholding obligations by a holder of restricted shares which vested during the quarter in accordance with the terms of the 2002 Stock Incentive Plan.

ITEM 3. DEFAULTS UPON SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: May 9, 2006	By:	/s/ Bevil J. Hogg
Bevil J. Hogg, President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ James M. Stolze
James M. Stolze,
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-K filed March 29, 2005 (File No. 000-50884), and is incorporated herein by reference.