Form 10-Q
period 2006-06-30
Stereotaxis, Inc.
filed 2006-08-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

The number of outstanding shares of the registrant’s common stock on July 31, 2006 was 33,951,036.

STER EOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,142,137	$3,598,493
Short-term investments	13,574,666	7,137,094
Accounts receivable, net of allowance of $134,638 and $29,576 in 2006 and 2005, respectively	7,226,838	5,897,072
Current portion of long-term receivables	473,301	461,520
Inventories	11,666,666	9,404,792
Prepaid expenses and other current assets	2,686,861	5,128,852

Total current assets	66,770,469	31,627,823
Property and equipment, net	4,391,721	3,078,313
Intangible assets, net	1,611,111	1,677,778
Long-term receivables	—	146,520
Other assets	122,931	127,755

Total assets	$72,896,232	$36,658,189

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$1,000,000	$1,000,000
Accounts payable	4,031,913	4,866,156
Accrued liabilities	5,746,875	5,648,693
Deferred contract revenue	4,606,067	4,216,255

Total current liabilities	15,384,855	15,731,104
Long-term debt, less current maturities	1,472,222	1,972,222
Long-term deferred contract revenue	996,679	801,005
Other liabilities	24,219	28,016
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2006 and 2005, none outstanding at 2006 and 2005	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2006, and 2005; 33,991,187 and 27,835,611 issued at 2006 and 2005, respectively	33,991	27,836
Additional paid-in capital	241,658,977	179,286,612
Deferred compensation	—	(2,569,760)
Treasury stock, 40,151 and 36,519 shares at 2006 and 2005, respectively	(205,999)	(162,546)
Notes receivable from sales of stock	—	(180,619)
Accumulated deficit	(186,436,902)	(158,231,069)
Accumulated other comprehensive loss	(31,810)	(44,612)

Total stockholders’ equity	55,018,257	18,125,842

Total liabilities and stockholders’ equity	$72,896,232	$36,658,189

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2006	2005	2006	2005
Systems revenue	$2,860,101	$5,465,000	$3,842,698	$10,092,490
Disposables, service and accessories revenue	953,919	681,226	1,703,114	1,140,137

Total revenue	3,814,020	6,146,226	5,545,812	11,232,627
Cost of revenue	2,182,425	3,197,449	3,414,416	5,634,809

Gross margin	1,631,595	2,948,777	2,131,396	5,597,818

Operating expenses:
Research and development	5,539,759	3,885,746	11,669,627	7,693,348
General and administration	4,286,408	3,479,160	8,306,152	6,489,326
Sales and marketing	5,715,392	4,295,111	10,588,776	7,609,765
Royalty Settlement	—	2,923,111	—	2,923,111

Total operating expenses	15,541,559	14,583,128	30,564,555	24,715,550

Operating loss	(13,909,964)	(11,634,351)	(28,433,159)	(19,117,732)
Interest income	629,839	357,601	1,110,832	565,976
Interest expense	(330,404)	(56,727)	(883,506)	(120,084)

Net loss	$(13,610,529)	$(11,333,477)	$(28,205,833)	$(18,671,840)

Net loss per common share:
Basic and diluted	$(0.41)	$(0.42)	$(0.88)	$(0.69)

Weighted average shares used in computing net loss per common share:
Basic and diluted	33,221,875	27,272,322	32,187,229	27,222,101

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(28,205,833)	$(18,671,840)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	575,255	368,016
Amortization	632,428	66,666
Noncash compensation	2,072,839	174,835
Interest receivable from sale of stock	48,992	—
Noncash interest receivable	(63,970)	(5,942)
Loss on asset disposal	6,806	42,328
Changes in operating assets and liabilities:
Accounts receivable	(1,329,766)	(1,767,778)
Long-term receivables	134,739	(423,139)
Inventories	(2,261,874)	(589,933)
Prepaid expenses and other current assets	1,767,679	70,928
Other assets	4,824	(2,864)
Accounts payable	(834,243)	4,388,546
Accrued liabilities	98,182	1,332,458
Deferred contract revenue	585,486	(438,381)
Other	(3,797)	10,929

Net cash used in operating activities	(26,772,253)	(15,445,171)

Cash flows from investing activities:
Sale of equipment	10,072	—
Purchase of equipment	(1,905,541)	(518,799)
Proceeds from the maturity/sale of available-for-sale investments	8,871,645	22,543,000
Purchase of available-for-sale investments	(15,126,967)	(8,033,925)

Net cash (used in) provided by investing activities	(8,150,791)	13,990,276

Cash flows from financing activities:
Payments under long-term debt	(500,000)	(514,141)
Proceeds from issuance of stock and warrants, net of issuance costs	62,875,441	562,459
Purchase of treasury stock	(43,453)	—
Payments received on notes receivable from sale of common stock	134,700	—

Net cash provided by financing activities	62,466,688	48,318

Net increase (decrease) in cash and cash equivalents	27,543,644	(1,406,577)
Cash and cash equivalents at beginning of period	3,598,493	16,907,516

Cash and cash equivalents at end of period	$31,142,137	$15,500,939

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or for future operating periods. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2006 for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform with the 2006 presentation.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

The Company has deducted shares subject to repurchase from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding options, stock appreciation rights, warrants and unearned restricted shares from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. As of June 30, 2006, the Company had 2,578,834 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $7.04 per share and 1,205,550 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.12 per share. The Company had a weighted average of 546,129 unearned restricted shares excluded from the calculation of net loss per common share for the six months ended June 30, 2006.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method to account for its grants of stock options, stock appreciation rights, restricted shares and its employee stock purchase plan. SFAS 123(R) supersedes the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”) and requires recognition of an expense when goods or services are provided. SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. Prior to January 1, 2006, the Company accounted for those plans under the provisions of APB Opinion No. 25, and related interpretations in accounting for stock-based employee compensation as permitted by SFAS 123, Accounting for Stock-Based Compensation. Prior to the adoption of SFAS 123(R), stock-based compensation for grants of stock options was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123. Results for prior periods have not been restated.

Under the modified prospective transition method of SFAS 123(R), the Company recognized stock-based compensation expense related to 1) the remaining unvested portion of all stock option, stock appreciation right and restricted share awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option, stock appreciation right and restricted share awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company utilizes the Black-Scholes valuation model to determine the fair value of share-based payments at the date of grant with the following inputs: 1) expected dividend rate of 0%; 2) expected volatility based on the Company’s historical volatility and a review of the volatilities of comparable companies; 3) risk-free interest rate based on the Treasury yield on the date of grant and; 4) expected term for grants made subsequent to the adoption of SFAS 123(R) determined in accordance with Staff Accounting Bulletin No. 107 using the simplified method. The resulting compensation expense is recognized over the requisite service period, generally one to four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

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

As a result of adopting SFAS 123(R), the Company recorded approximately $1.2 and $2.1 million of share based compensation during the three and six months ended June 30, 2006. As a result, the Company’s net loss for the three and six month periods ended June 30, 2006 was approximately $0.4 million and $0.8 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Net loss per share for the three and six month periods ended June 30, 2006 are $0.01 and $0.03 lower, respectively than if the Company had continued to account for share-based compensation under Opinion 25.

At June 30, 2006, the total compensation cost related to options, stock appreciation rights and nonvested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $9.4 million, net of estimated forfeitures of approximately $2.0 million. This cost will be amortized over the next four years on a straight-line basis over the estimated service periods and will be adjusted for subsequent changes in estimated forfeitures.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity participation. In 2002, the Board of Directors adopted a stock incentive plan (the 2002 Stock Incentive Plan) and a nonemployee directors’ stock plan (the “2002 Director Plan”). In 1994, the Board of Directors adopted the 1994 Stock Option Plan (the “1994 Stock Option Plan”). Each of these plans were subsequently approved by the Company’s stockholders. At June 30, 2006, the Board of Directors has reserved a total of 2,938,438 shares, of the Company’s common stock to provide for current and future grants under the 2002 Stock Incentive Plan and the 2002 Director Plan and for all current grants under the 1994 Stock Option Plan. In 2002, the Board of Directors adopted a provision providing for an annual increase in the number of shares reserved for stock options of the lesser of 3.25% of outstanding common shares or 833,333 shares, on January 1 of each year through January 1, 2007.

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

The 1994 Stock Option Plan allowed for the grant of incentive stock options and non-qualified stock options to employees, directors, and consultants to the Company. Options granted under the 1994 Stock Option Plan expire no later than ten years from the date of grant and generally vest over a period of two to four years. Options granted may be exercised prior to vesting, in which case the related shares would be subject to repurchase by the Company at original purchase price until vested. The Company no longer grants options under the 1994 Stock Option Plan.

A summary of the option and stock appreciation rights activity for the six months ended June 30, 2006 is as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Price per Share
Outstanding, December 31, 2005	2,456,488	$0.25-$11.54	$6.09
Granted	357,500	$9.90-$12.35	$11.47
Exercised	(225,292)	$0.25-$11.54	$3.56
Forfeited	(9,862)	$5.94-$11.54	$8.83

Outstanding, June 30, 2006	2,578,834	$0.25-$12.35	$7.04

As of June 30, 2006, the weighted average remaining term of outstanding options and stock appreciation rights was 6.2 years. Of the 2,578,834 options that were outstanding, 1,491,881 were vested with a weighted average exercise price of $5.70 per share as of June 30, 2006 and a weighted average remaining term of 6.4 years.

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2,297,134 options that were in-the-money at June 30, 2006. The intrinsic value of the options outstanding at June 30, 2006 was approximately $10.0 million based on a closing share price of $10.79 on June 30, 2006. The intrinsic value of fully vested options and stock appreciation rights vested and outstanding at June 30, 2006 was approximately $7.6 million based on a closing price of $10.79 on June 30, 2006. During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $1.1 million and $1.5 million, respectively, determined at the date of exercise.

The 2002 Stock Incentive Plan allows for the grant of restricted shares to employees. These grants expire no later than five years from the date of grant. Restricted share grants under the 2002 Stock Incentive Plan are either time-based or performance-based. Time-based restricted shares generally vest 25% on each anniversary of such grant. Performance-based restricted shares vest upon the achievement of performance objectives which are determined by the Company’s Compensation Committee.

A summary of the restricted share grant activity for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Price per Share
Outstanding, December 31, 2005	359,100	$7.70
Granted	321,484	$11.91
Vested	(20,225)	$7.80
Forfeited	(20,410)	$8.86

Outstanding, June 30, 2006	639,949	$9.77

A summary of the restricted stock outstanding as of June 30, 2006 is as follows:

Number of Shares
Time based restricted shares	144,889
Performance based restricted shares	495,060

Outstanding, June 30, 2006	639,949

The intrinsic value of restricted shares outstanding at June 30, 2006 was approximately $6.9 million based on a closing share price of $10.79 as of June 30, 2006. During the three and six months ended June 30, 2006, the aggregate intrinsic value of restricted shares vested was approximately $34,000 and $61,000, respectively, determined at the date of vesting.

2004 Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan was effective upon the initial public offering of the Company’s stock in August 2004. 277,777 shares of common stock were reserved for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning January 1, 2005 with an initial purchase date of June 30, 2005. Eligible employees have the opportunity to participate in a new purchase period every six months. Under the terms of the plan, employees can purchase shares of stock at 85% of the fair market value of the stock at the beginning or the end of the purchase period. As of June 30, 2006, 69,186 shares had been purchased under this plan.

Pro Forma Net Loss

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	3 Months Ended June 30, 2005	6 Months Ended June 30, 2005
Net loss as reported	$(11,333,477)	$(18,671,840)
Add stock-based compensation included in net loss	72,938	174,835
Deduct stock-based compensation under fair value method	(649,806)	(1,367,847)

Pro-forma net loss	$(11,910,345)	$(19,864,852)

Net loss per share, as reported	$(0.42)	$(0.69)
Net loss per share, pro-forma	$(0.44)	$(0.73)

For the purpose of the above pro forma disclosure, the fair value of each option or stock appreciation right was estimated on the date of grant using the Black-Scholes option pricing model using the following principal assumptions: dividend yield of 0%, expected volatility ranging from 50% to 120%, risk free interest rates ranging from 3.08% to 5.39% and an initial expected life ranging from five to ten years. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free rate for the expected term of the option was based on the U.S. Treasury rate at the date of grant.

Comprehensive Loss

Comprehensive loss for the three-month period ended June 30, 2006 and 2005 was $(13,619,940) and $(11,364,393), respectively. Comprehensive loss for the six-month period ended June 30, 2006 and 2005 was $(28,218,635) and $(18,660,592), respectively. The only adjustment to net loss in arriving at comprehensive loss is the unrealized gain or loss on investments available for sale.

Investments

Investments consist of the following available-for-sale securities at fair value:

	June 30, 2006	December 31, 2005
Short-term investments:
Corporate debt	$3,613,114	$1,791,370
U.S. Government agency	2,548,490	5,345,724
Commercial paper	5,378,794	—
Certificates of Deposit	2,034,268	—

Total short-term investments	$13,574,666	$7,137,094

Inventory

Inventory consists of the following:

	June 30, 2006	December 31, 2005
Raw materials	$4,172,163	$2,803,516
Work in process	482,510	111,632
Finished goods	7,261,007	6,533,082
Reserve for obsolescence	(249,014)	(43,438)

Total inventory	$11,666,666	$9,404,792

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	June 30, 2006	December 31, 2005
Prepaid expenses	$1,279,585	$3,129,967
Other assets	1,530,206	2,126,640

	2,809,791	5,256,607
Less: Long-term other assets	(122,930)	(127,755)

Total prepaid expenses and other assets	$2,686,861	$5,128,852

Property and Equipment

Property and equipment consist of the following:

	June 30, 2006	December 31, 2005
Equipment	$5,362,264	$3,876,947
Equipment held for lease	303,412	303,412
Leasehold improvements	1,309,715	1,162,582

	6,975,391	5,342,941

Less accumulated depreciation	(2,583,670)	(2,264,628)

Total property and equipment	$4,391,721	$3,078,313

Equipment held for lease consists of medical equipment provided to customers under operating lease arrangements, where the Company is the lessor.

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

During the quarter ended June 30, 2006, the Company expensed approximately $237,000 related to a warranty obligation for a system installed at a hospital whose President and Chief Executive Officer is a member of our board of directors.

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

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth below under Part II – Item 1A “Risk Factors.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The Stereotaxis System is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Stereotaxis System have received regulatory clearance in the U.S., Canada and Europe.

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method to account for its grants of stock options, stock appreciation rights, restricted shares and share purchases under its employee stock purchase plan. Prior to January 1, 2006, the Company accounted for those plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based employee compensation as permitted by SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25 and requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and 2005

Revenues. Revenues decreased to $3.8 million for the three months ended June 30, 2006 from $6.1 million for the three months ended June 30, 2005, a decrease of approximately 38%. Revenues from the sale of systems decreased because of a decrease in the number of systems delivered from six to three. Revenues from sales of disposable interventional devices, service and accessories increased to $954,000 for the three months ended June 30, 2006 from $681,000 for the three months ended June 30, 2005, an increase of approximately 40%. This increase was attributable to the increased base of installed systems as well as additional revenue related to recently approved interventional devices.

Purchase orders and other commitments for our magnetic navigation system were approximately $40.0 million at June 30, 2006. The Company does not include orders for disposables, service, or other revenues in the backlog data. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations, or by project changes or delays.

Cost of Revenues. Cost of revenue decreased to $2.2 million for the three months ended June 30, 2006 from $3.2 million for the three months ended June 30, 2005, a decrease of approximately 32%. This decrease in cost of revenues was attributable primarily to the decreased number of systems sold and associated cost of systems sold. While the average selling price of the systems was approximately 12% greater than in the year ago quarter, the unit cost of the systems sold was approximately 15% higher than the 2005 quarter due to unabsorbed overhead costs associated with the reduced production and installation schedules during the current quarter. Gross margin was 43% for the current quarter compared to 48% for the 2005 quarter and was also adversely affected by one warranty replacement that occurred in the current quarter.

Research and Development Expenses. Research and development expenses increased to $5.5 million for the three months ended June 30, 2006 from $3.9 million for the three months ended June 30, 2005, an increase of approximately 43%. The increase was due principally to an increase in research and development projects, including continued integration and development related to disposable interventional devices, further development of the NIOBE platform technology and user interface improvements.

General and Administrative Expenses. General and administrative expenses increased to $4.3 million for the three months ended June 30, 2006 from $3.5 million for the three months ended June 30 2005, an increase of 23%. The increase relates to increased stock compensation costs due to the adoption of SFAS 123(R) and expanded activity in training, clinical compliance and regulatory affairs.

Sales and Marketing Expenses. Sales and marketing expenses increased to $5.7 million for the three months ended June 30, 2006 from $4.3 million for the three months ended June 30, 2005, an increase of approximately 33%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

Royalty Settlement. Royalty Settlement expenses related to the resolution of a patent licensing dispute with the University of Virginia were $2.9 million during the three months ended June 30, 2005. There were no such settlement expenses in 2006.

Interest Income. Interest income increased to $630,000 for the three months ended June 30, 2006 from $358,000 for the three months ended June 30, 2006, an increase of 76% due principally to greater invested balances generated from the common stock offering in the first quarter of 2006.

Interest Expense. Interest expense increased approximately 482% to $330,000 for the three months ended June 30, 2006 from $57,000 for the three months ended June 30, 2005 due to the amortization of commitment fees related to the affiliate line of credit entered into in the fourth quarter of 2005.

Comparison of the Six Months Ended June 30, 2006 and 2005

Revenues. Revenues decreased to $5.5 million for the six months ended June 30, 2006 from $11.2 million for the six months ended June 30, 2005, a decrease of approximately 51%. Revenues from the sale of systems decreased because of a decrease in the number of units delivered. Revenues from sales of disposable interventional devices, service and accessories increased to $1.7 million for the six months ended June 30, 2006 from $1.1 million for the six months ended June 30, 2005, an increase of approximately 49%. This increase was attributable to the increased base of installed systems as well as additional revenue related to recently approved interventional devices.

Cost of Revenues. Cost of revenue decreased to $3.4 million for the six months ended June 30, 2006, from $5.6 million for the six months ended June 30, 2005. This decrease in cost of revenue was principally due to a decrease in the number of systems sold during 2006. Although the average selling price of the system increased by approximately 5% in 2006 as contrasted with 2005, margin declined from 50% during the six months ended June 30, 2005 to 38% in the comparable period in 2006 due primarily to unabsorbed overhead costs associated with the reduced production and installation schedules.

Research and Development Expenses. Research and development expenses increased to $11.7 million for the six months ended June 30, 2006 from $7.7 million for the six months ended June 30, 2005, a increase of approximately 52%. The increase was due principally to an increase in research and development projects, including continued integration and development related to disposable interventional devices, further development of the NIOBE platform technology and user interface improvements.

General and Administrative Expenses. General and administrative expenses increased to $8.3 million for the six months ended June 30, 2006 from $6.5 million for the six months ended June 30, 2005, an increase of 28%. The increase relates to increased stock compensation costs due to the adoption of SFAS 123(R) and expanded activity in training, clinical compliance and regulatory affairs.

Sales and Marketing Expenses. Sales and marketing expenses increased to $10.6 million for the six months ended June 30, 2006 from $7.6 million for the six months ended June 30, 2005, an increase of approximately 39%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

Royalty Settlement. Royalty settlement expenses related to the resolution of a patent licensing dispute with the University of Virginia were $2.9 million during the six months ended June 30, 2005. There were no such settlement expenses in 2006.

Interest Income. Interest income increased to $1.1 million for the six months ended June 30, 2006 from $566,000 for the six months ended June 30, 2005, an increase of 96%. Interest income increased due to greater invested balances and higher realized rates on investments during the six months ended June 30, 2006.

Interest Expense. Interest expense increased approximately 636% to $884,000 for the six months ended June 30, 2006 from $120,000 for the six months ended June 30, 2005 due to the amortization of commitment fees related to the affiliate line of credit entered into in the fourth quarter of 2005.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $13.6 million and $7.1 million of investments in corporate debt securities, U.S. government agency notes, commercial paper and certificates of deposit at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, we had working capital of approximately $51.4 million, compared to $15.9 million at December 31, 2005.

The following table summarizes our cash flow by operating, investing and financing activities for each of six month periods ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005
Cash Flow used in operating activities	$(26,772)	$(15,445)
Cash Flow provided by (used in) investing activities	(8,151)	13,990
Cash Flow provided by financing activities	62,467	48

Net cash used in operating activities. We used approximately $26.8 million and $15.4 million of cash for operating activities during the six months ended June 30, 2006 and 2005, respectively, primarily as a result of operating losses during these periods. Cash used for working capital purposes was $1.8 million during the six months ended June 30, 2006 compared to $2.6 million generated from working capital purposes during the same period in 2005. The use of working capital was due to an increase in inventory in anticipation of outsourcing production and an increase in accounts receivable offset by a decrease in prepaid expenses.

Net cash provided by (used in) investing activities. We used approximately $8.2 million of cash in investing activities during the six months ended June 30, 2006, principally for the purchase of investments. During the six months ended June 30, 2005, we generated $14.0 million of cash, substantially all from the maturity or sale of investments.

Net cash provided by financing activities. We generated approximately $62.5 million from financing activities during the six months ended June 30, 2006 primarily from the proceeds of our common stock offering in the first quarter of 2006 as well as option exercises, offset by scheduled repayment of our equipment loans. We received approximately $48,000 from financing activities during the six months ended June 30, 2005, due principally to the exercise of stock options and warrants.

As of June 30, 2006, we had outstanding balances under various equipment loan agreements consisting of an aggregate of approximately $1.5 million. As of June 30, 2006, we had approximately $1.0 million outstanding under our working capital line of credit and had an unused line of $9.0 million with borrowing capacity of $8.8 million, secured by qualifying receivables and inventory balances.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, we are required to maintain a ratio of “quick” assets (cash, cash equivalents, accounts receivable and short-term investments) to current liabilities minus deferred revenue of at least 1.25 to 1. We were also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of June 30, 2006, we are in compliance with all covenants of this agreement.

In November 2005, we entered into a six-month commitment with certain affiliates providing for the availability of up to $20.0 million in unsecured borrowings. This commitment was available to drawn against at any time through May 10, 2006, the initial six-month commitment period. The commitment period, as well as the maturity date on any funds drawn under the commitment, was subject to one six-month extension, through November 2006, at our sole election. The lenders received five-year warrants to purchase shares of our common stock upon commitment of the funds. We did not draw funds under this agreement nor did we extend the commitment period beyond its May 2006 expiration.

In February 2006, we completed a public offering of 5,500,000 shares of our common stock at $12.00 per share which included the exercise by the underwriters of an option to purchase an additional 500,000 shares. In conjunction with these transactions, we received approximately $61.9 million in net proceeds after deduction of underwriting discounts and commissions and payment of offering expenses.

We expect to have negative cash flow from operations through most of 2007. Throughout 2006, we expect to continue the development and commercialization of our products, the continuation of our research and development programs and the advancement of new products into clinical development. We expect that our research and development expenditures will continue to increase above the 2005 levels during 2006 and our selling, general and administrative expenses will continue to increase in order to support our product commercialization efforts and to implement procedures required by our status as a public company. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

STEREOTAXIS, INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed or implied by forward looking statements.

Hospital decision-makers may not purchase our Stereotaxis System or may think that it is too expensive.

The market for our products and related technology is not well established. To achieve continued sales, hospitals must purchase our products, and in particular, our NIOBE cardiology magnet system. The NIOBE cardiology magnet system, which is the core of our Stereotaxis System, is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the Stereotaxis System is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement cath lab. If hospitals do not widely adopt our Stereotaxis System, or if they decide that it is too expensive, we may never become profitable. Any failure to sell as many Stereotaxis Systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition and cash flow.

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

We will likely experience long and variable sales and installation cycles, which could result in substantial fluctuations in our quarterly results of operations.

We anticipate that our system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ cath lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, our system has historically been installed six to eight months after the receipt of a purchase order from a hospital depending on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further to as much as 12 to 24 months because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. Recently, these factors, in particular within the context of FDA approval delays for some of our disposable devices, have resulted in a conversion cycle of nine months or longer between the date of a given purchase order and recognition of that purchase order into revenue. This in turn has contributed, and may continue to contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any other periods in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

Although we completed a public offering of our common stock in early 2006, we may require additional funds to meet our working capital and capital expenditure needs in the future. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

We depend on contract manufacturers to produce and assemble most of the components of our systems and other products such as our guidewires and electrophysiology catheters. We also depend on various third party suppliers for the magnets we use in our NIOBE cardiology magnet systems. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our NIOBE cardiology magnet system, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

We do not have extensive experience in manufacturing, assembling or testing our products on a commercial scale. In addition, for our NIOBE cardiology magnet systems, we subcontract the manufacturing and assembly of major components. As a result, we may be unable to meet the expected future demand for our Stereotaxis System. In addition, the products we design may not satisfy all of the performance requirements and we may need to improve or modify the design or production process in order to do so. We may also experience quality problems, substantial costs and unexpected delays in our efforts to upgrade and expand our manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, we will be unable to produce a sufficient supply of systems necessary to meet our future growth expectations. In addition, we design, test and manufacture a portion of the disposable devices that are used with our NIOBE magnetic navigation system. In order to do so, we will need to retain qualified employees for our assembly and testing operations. We could encounter problems at either of these facilities, which could delay or prevent us from assembling or testing our products or maintaining our pilot manufacturing capabilities or otherwise conducting operations.

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

As we develop additional disposable interventional devices for use with our system, we may find it advisable or necessary to seek licenses or otherwise make payments in exchange for rights from third parties who hold patents covering technology used in specific interventional procedures. For example, in 2005 we made a substantial payment to the University of Virginia Patent Foundation to eliminate any requirement for us to pay royalties of Stereotaxis products that address clinical applications in the cardiovascular, peripheral vascular and certain other clinical fields. If we cannot obtain the desired licenses or rights, we could be forced to try to design around those patents at additional cost or abandon the product altogether, which could adversely affect revenues and results of operations. If we have to abandon a product, our ability to develop and grow our business in new directions and markets would be adversely affected.

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

In order to market our products outside of the U.S., we and our strategic partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA approval in the U.S. In addition, we are relying on our strategic partners in some instances to assist us in this regulatory approval process in countries outside the U.S. and Europe, for example, in Japan and China.

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

As of June 30, 2006, our executive officers, directors and individuals or entities affiliated with them beneficially own or control a substantial percentage of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, under our alliance with Biosense Webster, either party may terminate the alliance under certain circumstances involving a “change of control” of Stereotaxis. Any termination must be effected within 90 days of the change of control, but would be effective one year after the change of control. If we terminate under this provision, we must pay a termination fee to Biosense Webster equal to 5% of the total equity value of Stereotaxis in the change of control transaction, up to a maximum of $10.0 million. We also agreed to notify Biosense Webster if we reasonably consider that we are engaged in substantive discussions in respect of the sale of the company or substantially all of our assets. These provisions may similarly discourage a takeover and negatively affect our share price as described above.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules are creating uncertainty for public companies. We continue to evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 25, 2006 the stockholders of Stereotaxis, Inc. elected Christopher Alafi, Ralph G. Dacey, Jr., Abhijeet J. Lele and Robert J. Messey to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2009. The following table sets forth the votes for each director:

	Votes For	Withheld
Christopher Alafi	26,615,133	39,512
Ralph G. Dacey, Jr	26,629,542	25,103
Abhijeet J. Lele	26,625,555	29,090
Robert J. Messey	26,628,392	26,253

After the meeting, our Board of Directors consisted of the individuals listed above plus Fred A. Middleton (Chairman), Abhi Acharya, David W. Benfer, Bevil J. Hogg, Gregory R. Johnson, William M. Kelley and William C. Mills, III.

At the Annual Meeting of Stockholders, the stockholders ratified the appointment of Ernst & Young, LLP as the Company’s independent registered public accountants to examine the financial statements of the Company for the 2006 fiscal year. The proposal received 26,633,479 votes “for” ratification, 18,241 “against” ratification and 2,925 shares abstained.

Total shares eligible to vote at the Annual Meeting were 33,115,195

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: August 9, 2006	By:	/s/ Bevil J. Hogg
Bevil J. Hogg, President and
Chief Executive Officer

Date: August 9, 2006	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1	Amendment to Collaboration Agreement dated May 5, 2006 between the Company and Siemens Aktiengesellschaft, Medical Solutions

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.