Form 10-Q
period 2006-09-30
Stereotaxis, Inc.
filed 2006-11-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

The number of outstanding shares of the registrant’s common stock on October 31, 2006 was 34,519,958.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,629,306	$3,598,493
Short-term investments	17,187,498	7,137,094
Accounts receivable, net of allowance of $116,930 and $29,576 in 2006 and 2005, respectively	12,951,933	5,897,072
Current portion of long-term receivables	156,927	461,520
Inventory	9,044,835	9,404,792
Prepaid expenses and other current assets	2,522,990	5,128,852

Total current assets	64,493,489	31,627,823
Property and equipment, net	4,300,087	3,078,313
Intangible assets, net	1,577,778	1,677,778
Long-term receivables	—	146,520
Other assets	324,006	127,755

Total assets	$70,695,360	$36,658,189

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$833,333	$1,000,000
Accounts payable	3,856,880	4,866,156
Accrued liabilities	7,661,311	5,648,693
Deferred contract revenue	7,260,997	4,216,255

Total current liabilities	19,612,521	15,731,104
Long-term debt, less current maturities	1,388,889	1,972,222
Long-term deferred contract revenue	766,494	801,005
Other liabilities	73,360	28,016
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2006 and 2005, none outstanding at 2006 and 2005	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2006, and 2005; 34,540,388 and 27,835,611 issued at 2006 and 2005, respectively	34,540	27,836
Additional paid-in capital	246,814,637	179,286,612
Deferred compensation	—	(2,569,760)
Treasury stock, 40,151 and 36,519 shares at 2006 and 2005, respectively	(205,999)	(162,546)
Notes receivable from sales of stock	—	(180,619)
Accumulated deficit	(197,790,477)	(158,231,069)
Accumulated other comprehensive income (loss)	1,395	(44,612)

Total stockholders’ equity	48,854,096	18,125,842

Total liabilities and stockholders’ equity	$70,695,360	$36,658,189

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Systems revenue	$6,370,082	$1,164,570	$10,212,780	$11,257,060
Disposables, service and accessories revenue	1,270,231	523,769	2,973,346	1,663,906

Total revenue	7,640,313	1,688,339	13,186,126	12,920,966
Cost of revenue	3,675,522	791,436	7,089,938	6,426,245

Gross margin	3,964,791	896,903	6,096,188	6,494,721

Operating expenses:
Research and development	5,576,769	4,900,054	17,247,408	12,593,401
General and administration	4,244,995	4,082,567	12,550,143	10,571,889
Sales and marketing	5,879,047	3,987,917	16,467,817	11,597,686
Royalty settlement	—	—	—	2,923,111

Total operating expenses	15,700,811	12,970,538	46,265,368	37,686,087

Operating loss	(11,736,020)	(12,073,635)	(40,169,180)	(31,191,366)
Interest income	527,812	228,077	1,638,643	794,053
Interest expense	(145,365)	(60,737)	(1,028,871)	(180,821)

Net loss	$(11,353,573)	$(11,906,295)	$(39,559,408)	$(30,578,134)

Net loss per common share:
Basic and diluted	$(0.34)	$(0.44)	$(1.21)	$(1.12)

Weighted average shares used in computing net loss per common share:
Basic and diluted	33,541,140	27,365,263	32,641,732	27,268,772

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(39,559,408)	$(30,578,134)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	880,841	563,854
Amortization	552,062	78,592
Noncash compensation	3,186,943	424,752
Interest receivable from sale of stock	48,992	—
Noncash interest receivable	(2,006)	11,019
Loss on asset disposal	6,968	46,928
Changes in operating assets and liabilities:
Accounts receivable	(7,054,861)	(304,013)
Long-term receivables	451,113	(421,135)
Inventories	359,957	(2,914,440)
Prepaid expenses and other current assets	1,931,549	(636,849)
Other assets	(196,251)	(1,318)
Accounts payable	(1,009,276)	2,246,640
Accrued liabilities	2,012,618	1,995,391
Deferred contract revenue	3,010,231	844,435
Other	45,344	9,719

Net cash used in operating activities	(35,335,184)	(28,634,559)

Cash flows from investing activities:
Sale of equipment	10,071	—
Purchase of equipment	(2,119,654)	(908,873)
Proceeds from the maturity/sale of available-for-sale investments	16,504,217	26,893,000
Purchase of available-for-sale investments	(26,287,430)	(8,097,777)

Net cash (used in) provided by investing activities	(11,892,796)	17,886,350

Cash flows from financing activities:
Payments under long-term debt	(750,000)	(743,767)
Proceeds from issuance of stock and warrants, net of issuance costs	66,917,546	975,470
Purchase of treasury stock	(43,453)	—
Payments received on notes receivable from sale of common stock	134,700	—

Net cash provided by financing activities	66,258,793	231,703

Net increase (decrease) in cash and cash equivalents	19,030,813	(10,516,506)
Cash and cash equivalents at beginning of period	3,598,493	16,907,516

Cash and cash equivalents at end of period	$22,629,306	$6,391,010

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or for future operating periods. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2006 for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the 2006 presentation.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period as described below.

The Company has deducted shares subject to repurchase and unearned restricted shares from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding options, stock appreciation rights and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. As of September 30, 2006, the Company had 2,487,589 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $7.08 per share and 702,696 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.33 per share. The Company had a weighted average of 572,076 unearned restricted shares excluded from the calculation of net loss per common share for the nine months ended September 30, 2006.

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

Under the modified prospective transition method of SFAS 123(R), the Company recognized stock-based compensation expense related to 1) the remaining unvested portion of all stock option, stock appreciation right and restricted share awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option, stock appreciation rights and restricted share awards modified or granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company utilizes the Black-Scholes valuation model to determine the fair value of share-based payments at the date of grant with the following inputs: 1) expected dividend rate of 0%; 2) expected volatility based on the Company’s historical volatility and a review of the volatilities of comparable companies; 3) risk-free interest rate based on the Treasury yield on the date of grant and; 4) expected term for grants made subsequent to the adoption of SFAS 123(R) determined in accordance with Staff Accounting Bulletin No. 107 using the simplified method. The resulting compensation expense is recognized over the requisite service period, generally one to four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

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

Shares purchased by employees under the 2004 Employee Stock Purchase Plan are considered to be compensatory and are accounted for in accordance with SFAS 123(R). Under APB Opinion 25, these shares were not considered to be compensatory and were not included in expense but were included in the pro forma expense calculation.

As a result of adopting SFAS 123(R), the Company recorded approximately $1.1 million and $3.2 million of share based compensation during the three and nine months ended September 30, 2006. As a result, the Company’s net loss for the three and nine month periods ended September 30, 2006 was approximately $0.3 million and $1.2 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Net loss per share for the three and nine month periods ended September 30, 2006 are $0.01 and $0.04 lower, respectively than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

At September 30, 2006, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $8.7 million, net of estimated forfeitures of approximately $1.8 million. This cost will be amortized over four years on a straight-line basis over the estimated service periods and will be adjusted for subsequent changes in estimated forfeitures.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In 2002, the Board of Directors adopted a stock incentive plan (the “2002 Stock Incentive Plan”) and a non-employee directors’ stock plan (the “2002 Director Plan”). In 1994, the Board of Directors adopted the 1994 Stock Option Plan (the “1994 Stock Option Plan”). Each of these plans was subsequently approved by the Company’s stockholders. At September 30, 2006, the Board of Directors has reserved a total of 2,890,763 shares, of the Company’s common stock to provide for current and future grants under the 2002 Stock Incentive Plan and the 2002 Director Plan and for all current grants under the 1994 Stock Option Plan. In 2002, the Board of Directors adopted a provision providing for an annual increase in the number of shares reserved for stock options of the lesser of 3.25% of outstanding common shares or 833,333 shares, on January 1 of each year through January 1, 2007.

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

The 2002 Director Plan allows for the grant of non-qualified stock options to the Company’s non-employee directors. Options granted under the 2002 Director Plan expire no later than ten years from the date of grant. The exercise price of options under the 2002 Director Plan is not less than 100% of the fair value of the stock subject to the option on the date the option is granted. Initial grants of options to new directors generally vest over a two-year period. Annual grants to directors generally vest upon the earlier of one year from the date of grant or the next annual shareholder meeting.

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

A summary of the option and stock appreciation rights activity for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2005	2,456,488	$0.25-$11.54	$6.09
Granted	367,500	$9.90-$12.35	$11.45
Exercised	(282,975)	$0.25-$11.54	$3.85
Forfeited	(53,424)	$5.94-$12.03	$8.62

Outstanding, September 30, 2006	2,487,589	$0.25-$12.35	$7.08

As of September 30, 2006, the weighted average remaining term of outstanding options and stock appreciation rights was 5.9 years. Of the 2,487,589 options and stock appreciation rights that were outstanding as of September 30, 2006, 1,526,697 were vested with a weighted average exercise price of $5.83 per share and a weighted average remaining term of 6.1 years.

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2,165,239 options that were in-the-money at September 30, 2006. The intrinsic value of the options outstanding at September 30, 2006 was approximately $8.6 million based on a closing share price of $10.35 on September 30, 2006. The intrinsic value of fully vested options and stock appreciation rights vested and outstanding at September 30, 2006 was approximately $6.9 million based on a closing price of $10.35 on September 30, 2006. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $0.4 million and $1.9 million, respectively.

During the three and nine months ended September 30, 2006, the Company realized $0.3 million and $1.1 million, respectively, from the exercise of stock options.

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

A summary of the restricted share grant activity for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Price per Share
Outstanding, December 31, 2005	359,100	$7.70
Granted	354,660	$11.68
Vested	(20,425)	$7.79
Forfeited	(61,795)	$9.19

Outstanding, September 30, 2006	631,540	$9.78

A summary of the restricted stock outstanding as of September 30, 2006 is as follows:

Number of Shares
Time based restricted shares	149,492
Performance based restricted shares	482,048

Outstanding, September 30, 2006	631,540

The intrinsic value of restricted shares outstanding at September 30, 2006 was approximately $6.5 million based on a closing share price of $10.35 as of September 30, 2006. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of restricted shares vested was approximately $1,000 and $61,000 respectively, determined at the date of vesting.

2004 Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan was effective upon the initial public offering of the Company’s stock in August 2004. Shares of common stock totaling 277,777 were reserved for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning January 1, 2005 with an initial purchase date of June 30, 2005. Eligible employees have the opportunity to participate in a new purchase period every six months. Under the terms of the plan, employees can purchase shares of stock at 85% of the fair market value of the stock at the beginning or the end of the purchase period. As of September 30, 2006, 104,458 shares had been purchased under this plan.

Pro Forma Net Loss

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation:

	3 Months Ended September 30, 2005	9 Months Ended September 30, 2005
Net loss as reported	$(11,906,295)	$(30,578,134)
Add stock-based compensation included in net loss	249,917	424,752
Deduct stock-based compensation under fair value method	(987,771)	(2,355,617)

Pro-forma net loss	$(12,644,149)	$(32,508,999)

Net loss per share, as reported	$(0.44)	$(1.12)
Net loss per share, pro-forma	$(0.46)	$(1.19)

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

Comprehensive Loss

Comprehensive loss for the three-month period ended September 30, 2006 and 2005 was $(11,320,368) and $(11,894,694), respectively. Comprehensive loss for the nine-month period ended September 30, 2006 and 2005 was $(39,513,401) and $(30,555,286), respectively. The only adjustment to net loss in arriving at comprehensive loss is the unrealized gain or loss on investments available for sale.

Investments

Investments consist of the following available-for-sale securities at fair value:

	September 30, 2006	December 31, 2005
Short-term investments:
Corporate debt	$1,819,734	$1,791,370
U.S. Government agency	10,751,028	5,345,724
Commercial paper	2,552,446	—
Certificates of deposit	2,064,290	—

Total short-term investments	$17,187,498	$7,137,094

Inventory

Inventory consists of the following:

	September 30, 2006	December 31, 2005
Raw materials	$3,507,463	$2,803,516
Work in process	30,735	111,632
Finished goods	5,766,904	6,533,082
Reserve for obsolescence	(260,267)	(43,438)

Total inventory	$9,044,835	$9,404,792

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2006	December 31, 2005
Prepaid expenses	$1,769,371	$3,129,967
Other assets	1,077,625	2,126,640

	2,846,996	5,256,607
Less: Long-term other assets	(324,006)	(127,755)

Total prepaid expenses and other current assets	$2,522,990	$5,128,852

Property and Equipment

Property and equipment consist of the following:

	September 30, 2006	December 31, 2005
Equipment	$5,567,688	$3,876,947
Equipment held for lease	303,412	303,412
Leasehold improvements	1,309,715	1,162,582

	7,180,815	5,342,941
Less accumulated depreciation	(2,880,728)	(2,264,628)

Property and equipment, net	$4,300,087	$3,078,313

Equipment held for lease consists of medical equipment provided to customers under operating lease arrangements, where the Company is the lessor.

Stockholders’ Equity

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

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth below under Part II – Item 1A “Risk Factors”. Forward-looking statements discuss matters that are not historical facts and include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Stock compensation expense, which is a noncash charge, results from stock option and stock appreciation rights grants made to employees, directors and consultants at the fair value of the option granted, from grants of restricted shares to employees and from share purchases by employees under our employee stock purchase plan. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. When we were a private company, the deemed fair value of the underlying common stock was determined by management and the Board of Directors based on their best estimates using information from preferred stock financing transactions or other significant changes in the business. The fair value of the grants of restricted shares, all of which were granted after we became a public company, was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which generally vest over one to two years. Stock compensation expense for performance-based restricted shares is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to option grants to non-employees is periodically remeasured through the vesting date. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

The amount of compensation expense to be recorded in future periods may increase if we make additional grants of options, stock appreciation rights or restricted shares or if employees continue to purchase shares under our employee stock purchase plan or if we determine that actual forfeiture rates are less than anticipated. The amount of expense to be recorded in future periods may decrease if we do not achieve the performance objectives by which certain restricted shares are contingent, if the requisite service periods are not completed or if the actual forfeiture rates are greater than anticipated.

Additional detail regarding the adoption of SFAS 123(R) may be found in the notes to the financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and 2005

Revenue. Revenue increased to $7.6 million for the three months ended September 30, 2006 from $1.7 million for the three months ended September 30, 2005, an increase of approximately 353%. Revenue from the sale of systems increased because of an increase in the number of systems delivered from one to seven. Revenue from sales of disposable interventional devices, service and accessories increased to $1.3 million for the three months ended September 30, 2006 from $524,000 for the three months ended September 30, 2005, an increase of approximately 143%. This increase was principally attributable to the increased base of installed systems as well as additional revenue related to recently approved interventional devices.

Purchase orders and other commitments for our magnetic navigation system were approximately $44 million at September 30, 2006. The Company does not include orders for disposables, service or other revenues in the backlog data. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations, or by project changes or delays.

Cost of Revenue. Cost of revenue increased to $3.7 million for the three months ended September 30, 2006 from $0.8 million for the three months ended September 30, 2005, an increase of approximately 364%. This increase in cost of revenue was attributable to the increased number of systems sold and associated cost of systems sold. Although the average selling price of the systems was approximately 12% greater than in the year ago quarter, gross margin remained relatively constant at 52% for the current quarter compared to 53% for the 2005 quarter as the unit cost of the systems sold was approximately 8% higher than the 2005 quarter due to higher overhead costs.

Research and Development Expenses. Research and development expenses increased to $5.6 million for the three months ended September 30, 2006 from $4.9 million for the three months ended September 30, 2005, an increase of approximately 14%. The increase was due principally to an increase in research and development projects, including continued integration and development related to disposable interventional devices, further development of the NIOBE platform technology and user interface improvements.

General and Administrative Expenses. General and administrative expenses remained relatively unchanged at $4.2 million for the three months ended September 30, 2006 from $4.1 million for the three months ended September 30, 2005.

Sales and Marketing Expenses. Sales and marketing expenses increased to $5.9 million for the three months ended September 30, 2006 from $4.0 million for the three months ended September 30, 2005, an increase of approximately 47%. The increase related primarily to increased salary, benefits and travel expenses associated with expanded headcount and sales and marketing programs.

Interest Income. Interest income increased to $528,000 for the three months ended September 30, 2006 from $228,000 for the three months ended September 30, 2005, an increase of 131% due to greater invested balances generated from the common stock offering in the first quarter of 2006 and higher realized rates of return on our investments.

Interest Expense. Interest expense increased approximately 139% to $145,000 for the three months ended September 30, 2006 from $61,000 for the three months ended September 30, 2005 substantially due to higher average outstanding balances due on our loans.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Revenue. Revenue increased to $13.2 million for the nine months ended September 30, 2006 from $12.9 million for the nine months ended September 30, 2005, an increase of approximately 2%. Revenue from the sale of systems decreased principally due to a decrease in the number of systems sold from 12 to 11. Revenue from sales of disposable interventional devices, service and accessories increased to $3.0 million for the nine months ended September 30, 2006 from $1.7 million for the nine months ended September 30, 2005, an increase of approximately 79%. This increase was attributable to the increased base of installed systems as well as additional revenue related to recently approved interventional devices.

Cost of Revenue. Cost of revenue increased to $7.1 million for the nine months ended September 30, 2006 from $6.4 million for the nine months ended September 30, 2005. This increase in cost of revenue was principally due to unabsorbed overhead costs associated with the reduced production and installation schedules during the first two quarters of the year. Although the average selling price of the system increased by approximately 5% in 2006 as contrasted with 2005, margin declined slightly from 50% during the nine months ended September 30, 2005 to 46% in the comparable period in 2006 due primarily to the unabsorbed overhead.

Research and Development Expenses. Research and development expenses increased to $17.2 million for the nine months ended September 30, 2006 from $12.6 million for the nine months ended September 30, 2005, an increase of approximately 37%. The increase was due principally to an increase in research and development projects, including continued integration and development related to disposable interventional devices, further development of the NIOBE platform technology and user interface improvements.

General and Administrative Expenses. General and administrative expenses increased to $12.6 million for the nine months ended September 30, 2006 from $10.6 million for the nine months ended September 30, 2005, an increase of 19%. The increase relates to increased stock compensation costs due to the adoption of SFAS 123(R) and expanded activity in training, clinical compliance and regulatory affairs.

Sales and Marketing Expenses. Sales and marketing expenses increased to $16.5 million for the nine months ended September 30, 2006 from $11.6 million for the nine months ended September 30, 2005, an increase of approximately 42%. The increase related primarily to increased salary, benefits and travel expenses associated with expanded headcount and sales and marketing programs.

Royalty Settlement. Royalty settlement expenses related to the resolution of a patent licensing dispute with the University of Virginia were $2.9 million during the nine months ended September 30, 2005. There were no such settlement expenses in 2006.

Interest Income. Interest income increased to $1.6 million for the nine months ended September 30, 2006 from $794,000 for the nine months ended September 30, 2005, an increase of 106%. Interest income increased due to greater invested balances and higher realized rates on investments during the nine months ended September 30, 2006.

Interest Expense. Interest expense increased approximately 469% to $1.0 million for the nine months ended September 30, 2006 from $181,000 for the nine months ended September 30, 2005 primarily due to the amortization of commitment fees related to the affiliate line of credit entered into in the fourth quarter of 2005.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $17.2 million and $7.1 million of investments in corporate debt securities, U.S. government agency notes, commercial paper and certificates of deposit at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, we had working capital of approximately $44.9 million, compared to $15.9 million at December 31, 2005.

The following table summarizes our cash flow by operating, investing and financing activities for each of nine month periods ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005
Cash Flow used in operating activities	$(35,335)	$(28,635)
Cash Flow (used in) provided by investing activities	(11,893)	17,886
Cash Flow provided by financing activities	66,259	232

Net cash used in operating activities. We used approximately $35.3 million and $28.6 million of cash for operating activities during the nine months ended September 30, 2006 and 2005, respectively, primarily as a result of operations during these periods. Cash used for working capital purposes was $0.4 million during the nine months ended September 30, 2006 compared to $0.8 million generated from working capital purposes during the same period in 2005. The use of working capital was due principally to an increase in accounts receivable generated from the increase in revenue and order activity during the nine months ended September 30, 2006 offset by an increase in deferred revenue related to orders billed for which, in accordance with our revenue recognition policy, revenue was not recognized.

Net cash (used in) provided by investing activities. We used approximately $11.9 million of cash in investing activities during the nine months ended September 30, 2006, principally for the purchase of investments. During the nine months ended September 30, 2005, we generated $17.9 million of cash, substantially all from the maturity or sale of investments.

Net cash provided by financing activities. We generated approximately $66.3 million from financing activities during the nine months ended September 30, 2006 primarily from the proceeds of our common stock offering in the first quarter of 2006, offset by scheduled repayment of our equipment loans. We received approximately $232,000 from financing activities during the nine months ended September 30, 2005, due principally to the purchase of common stock under the terms of our stock option plans and our employee stock purchase program offset by scheduled repayment of our equipment loans.

As of September 30, 2006, we had outstanding balances under various equipment loan agreements consisting of an aggregate of approximately $1.2 million. As of September 30, 2006, we had approximately $1.0 million outstanding under our working capital line of credit and had an unused line of $9.0 million with borrowing capacity of $9.0 million, secured by qualifying receivables and inventory balances.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, we are required to maintain a ratio of “quick” assets (cash, cash equivalents, accounts receivable and short-term investments) to current liabilities minus deferred revenue of at least 1.25 to 1. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of September 30, 2006, we are in compliance with all covenants of this agreement.

In November 2005, we entered into a six-month commitment with certain affiliates providing for the availability of up to $20.0 million in unsecured borrowings. This commitment was available to be drawn against at any time through May 10, 2006, the initial six-month commitment period. The commitment period, as well as the maturity date on any funds drawn under the commitment, was subject to one six-month extension, through November 2006, at our sole election. The lenders received five-year warrants to purchase shares of our common stock upon commitment of the funds. We did not draw funds under this agreement nor did we extend the commitment period beyond its May 2006 expiration.

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

In August 2006, we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration was declared effective by the SEC in September 2006. We have not sold any securities pursuant to the shelf registration. Although we have no immediate plans to raise capital, we believe the shelf registration affords us the financial flexibility to react to future opportunities in the market. In addition, we filed a registration statement relating to the exercise of warrants previously issued in various private financings. To the extent such warrants are exercised on a cash basis, we will receive proceeds from the exercise of such warrants; however, we will not receive the proceeds from the sales of the underlying shares.

We expect to have negative cash flow from operations through 2007. Throughout 2006, we expect to continue the development and commercialization of our products, the continuation of our research and development programs and the advancement of new products into clinical development. We expect that our research and development expenditures will continue to increase above the 2005 levels during 2006 and our selling, general and administrative expenses will continue to increase in order to support our product commercialization efforts and to implement procedures required by our status as a public company. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (as filed with the SEC on August 9, 2006).

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

None

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

STEREOTAXIS, INC.
(Registrant)

Date: November 9, 2006	By:	/s/ Bevil J. Hogg
Bevil J. Hogg, President and
Chief Executive Officer

Date: November 9, 2006	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.