Form 10-K
period 2006-12-31
Stereotaxis, Inc.
filed 2007-03-13
CIK 1289340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

--------------------------------------------------------------------------------

(MARK ONE)
      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM______________________TO________________________

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 Par Value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.| |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |_|   Accelerated filer|X|     Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the registrants common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales prices on the NASDAQ Global Market on June 30, 2006) was approximately $274 million.

The number of outstanding shares of the registrant's common stock on February 28, 2007 was 34,835,427.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's next Annual Meeting of Stockholders to be held on May 24, 2007 are incorporated by reference into Part III of this Form 10-K.

                                STEREOTAXIS, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.     Business
Item 1a.    Risk Factors
Item 1b     Unresolved Staff Comments
Item 2.     Properties
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders

PART II.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities
Item 6.     Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk
Item 8.     Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9a.    Controls and Procedures
Item 9b.    Other Information

PART III.

Item 10.    Directors and Executive Officers of the Registrant
Item 11.    Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.    Certain Relationships and Related Transactions
Item 14.    Principal Accounting Fees and Services

PART IV.

Item 15.    Exhibits and Financial Statement Schedules

SIGNATURES

SCHEDULE II - Valuation and Qualifying Accounts


INDEX TO EXHIBITS

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

OVERVIEW

      We design, manufacture and market an advanced cardiology instrument control system for use in a hospital's interventional surgical suite, or "cath lab", that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling important new therapeutic solutions and enhancing the efficiency and efficacy of existing catheter-based, or interventional, procedures. Our Stereotaxis System allows physicians to more effectively navigate proprietary catheters, guidewires and other delivery devices, both our own and those we are co-developing with strategic partners, through the blood vessels and chambers of the heart to treatment sites in order to effect treatment. This is achieved using computer-controlled, externally applied magnetic fields that precisely and directly govern the motion of the internal, or working, tip of the catheter, guidewire or other delivery device. We believe that our Stereotaxis System represents a revolutionary technology in the cath lab, bringing precise remote digital instrument control and programmability to the cath lab, and has the potential to become the standard of care for a broad range of complex cardiology procedures.

      We believe that our Stereotaxis System is the only technology to be commercialized that allows remote, computerized control of catheters, guidewires and other delivery devices directly at their working tip. To our knowledge, we have no direct competitors in this field that have currently commercially available devices. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the cath lab and provides substantial, clinically important improvements and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times with suboptimal therapeutic outcomes.

         We began commercial shipments in 2003, following U.S. and European regulatory approval of the core components of the Stereotaxis System. As of December 31, 2006, we had sold and delivered 66 Stereotaxis NIOBE (R) Systems and had approximately $45.3 million in outstanding purchase orders and other commitments. Of the December 31, 2006 purchase orders and commitments, we expect approximately 25% to be filled beyond calendar year 2007. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays.

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

      Our Stereotaxis System consists of the following proprietary components:

    o our NIOBE(R) magnetic navigation system, which utilizes permanent magnets to navigate catheters, guidewires and other delivery devices through complex paths in the blood vessels and chambers of the heart to carry out treatment;

    o our NAVIGANT(R) advanced user interface, or physician control center, which physicians use to visualize and track procedures and to provide instrument control commands that govern the motion of the working tip of the catheter, guidewire or other delivery device;

    o our CARDIODRIVE(R) catheter advancement system, which is used to remotely advance and retract the catheter in the patient's heart; and

    o our suite of interventional catheters, guidewires and other delivery devices, which we refer to as disposable interventional devices as further discussed on Page 11.

      The Stereotaxis System is designed to be installed in both new and replacement cath labs worldwide. We currently have regulatory clearance to market our NIOBE magnetic navigation system, our NAVIGANT advanced user interface, our CARDIODRIVE catheter advancement system and various disposable interventional devices in the U.S., Canada, Europe and in China, and we anticipate applying through Siemens and Biosense Webster to begin clinical trials in Japan in 2007. Current and potential purchasers of our Stereotaxis System include leading research and academic hospitals as well as community and regional medical centers around the world.

      We have alliances with each of Siemens AG Medical Solutions, Philips Medical Systems and Biosense Webster, a subsidiary of Johnson & Johnson. Through these alliances, we integrate our Stereotaxis System with Siemens' and Philips' market leading digital imaging and Biosense Webster's 3D catheter location sensing technology, and develop compatible disposable interventional devices, in order to continue to introduce new solutions to the cath lab. The Siemens and Philips alliances provide for coordination of our sales and marketing efforts with those of our partners to facilitate co-placement of integrated systems. In addition, Siemens has agreed to provide worldwide service for our integrated systems and we are in discussions with Philips to provide the same.

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

      Electrophysiology and interventional cardiology procedures have proven to be very effective at treating arrhythmias and coronary artery disease at sites accessible through the vasculature without the patient trauma, complications, recovery times and cost generally associated with open surgery. With the advent of drug-eluting stents, the number of potential patients who could benefit from interventional cardiology procedures has grown. However, major challenges associated with manual approaches to interventional cardiology and electrophysiology persist. In electrophysiology, these challenges include precisely navigating the tip of the mapping and ablation catheter to the treatment site on the heart wall and maintaining tissue contact throughout the cardiac cycle to effect treatment, and, for atrial fibrillation, performing complex ablations within the left atrium of the heart. As a result, large numbers of patients are referred to palliative drug therapy that can have harmful side effects. In interventional cardiology, these challenges include difficulty in navigating the disposable interventional device through tortuous vasculature and crossing certain types of complex lesions to deliver drug-eluting stents to effect treatment. As a result, numerous patients who could be candidates for an interventional approach continue to be referred to bypass surgery.

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

CURRENT CHALLENGES IN THE CATH LAB

      Although great strides have been made in devices and in applying manual interventional techniques, significant challenges remain that reduce cath lab productivity and limit both the number of complex procedures and the types of diseases that can be treated. These challenges primarily involve the limitations of manual instrument control and the lack of integration of the information systems used by physicians in the cath lab. As a result, many complex cases in electrophysiology are treated with palliative drug therapy and many complex procedures in interventional cardiology are referred to highly invasive bypass surgery.


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

THE STEREOTAXIS VALUE PROPOSITION

      The Stereotaxis System addresses the current challenges in the cath lab by providing precise computerized control of the working tip of the interventional instrument and by integrating this control with the visualization and information systems used during electrophysiology and interventional cardiology procedures, on a cost justified basis. We believe that the Stereotaxis System is the only technology to be commercialized that allows remote, computerized control of disposable interventional devices directly at their working tip.

      We believe that the Stereotaxis System will:

   o Expand the market by enabling new treatments for major diseases and enhancing the treatment of more complex existing cases. Treatment of a number of major diseases, including placement of bi-ventricular pacing devices, atrial fibrillation and chronic total occlusions is highly problematic using conventional catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias are often referred to other therapies because of the difficulty in controlling the working tip of disposable interventional devices. As a result, these patients are typically referred to more invasive surgeries or largely ineffective drug therapy. Because the Stereotaxis System provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable chronic total occlusions and atrial fibrillation to be treated interventionally on a much broader scale than today, and may permit physicians to predictably treat complex cases involving arrhythmias and partially occluded coronary arteries.

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

    o Improve patient and physician safety by reducing procedure times and minimizing x-ray exposure. During conventional catheter-based procedures, both the physician, who stands by the patient table to manually control the catheter, and the patient are exposed to the potentially harmful x-ray fluoroscopy field. This exposure can be minimized by reducing procedure times. Reducing procedure times is also beneficial to the patient because of the direct correlation between complication rates and procedure length. The Stereotaxis System can further improve physician safety by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation.

OVERVIEW OF THE STEREOTAXIS SYSTEM

      Our proprietary Stereotaxis System provides the physician with precise remote digital instrument control through user friendly "point and click" and/or virtual catheter technology. It can be operated either from beside the patient table, as in traditional interventional procedures, or from a room adjacent to the patient and outside the x-ray fluoroscopy field. The NIOBE magnetic navigation system navigates disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to carry out treatment using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled, by the working tip to arrive at its position in the blood vessels or chambers of the heart, which results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the catheter.

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

      The components of the Stereotaxis System are identified and described below:

Systems

      NIOBE Magnetic Navigation System. Our NIOBE magnetic navigation system utilizes two permanent magnets mounted on articulating or pivoting arms that are enclosed within a stationary housing, with one magnet on either side of the patient table, inside the cath lab. These magnets generate magnetic navigation fields that are less than 10% of the strength of fields typically generated by MRI equipment and therefore require significantly less shielding, and cause significantly less interference, than MRI equipment. The NIOBE is indicated for use in cardiac, peripheral and neurovascular applications.

      NAVIGANT Advanced User Interface. The NAVIGANT advanced user interface is an integrated information and control center that integrates the key information sources used by electrophysiologists and interventional cardiologists and allows these physicians to provide instrument control directions to precisely govern the motion of the working tip of disposable interventional devices.

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

    o virtual catheter or mouse control which the physician uses to direct the motion of the working tip of the disposable interventional device, either from inside the cath lab or from the adjacent control room; and

    o a software   package  designed  for  electrophysiology  or  interventional cardiology, or both, as well as optional application software tailored for specific clinical procedures.

      CARDIODRIVE Catheter Advancement System. Where the physician is conducting the procedure from the adjacent control room, the CARDIODRIVE catheter advancement system is used to advance and retract the catheter in the patient's heart while the NIOBE magnets precisely steer the working tip of the device.

      We have received regulatory marketing clearance, licensing and CE Mark approvals necessary for us to market the NIOBE magnetic navigation system, the NAVIGANT advanced user interface and the CARDIODRIVE catheter advancement system in the U.S., Canada, Europe and China.

DISPOSABLES AND OTHER ACCESSORIES

      Our system is designed to use a toolkit of proprietary disposable interventional devices. The toolkit currently consists of:

    o our suite of CRONUS(R), ASSERT and TITAN(TM) coronary guidewires suitable for use in interventional cardiology procedures for the introduction and placement of over-the-wire therapeutic devices, such as biventricular pacing leads used in cardiac resynchronization therapy for treating congestive heart failure as well as stents and angioplasty balloons;

    o our TANGENT(R) electrophysiology mapping catheter used to locate aberrant electrical signals in the heart;

    o our HELIOS II(R) electrophysiology ablation catheter used for certain arrhythmia treatments; and

    o the CARTO(R) RMT navigation and ablation system, CELSIUS(R) RMT and NAVISTAR(R) RMT and NAVISTAR (R) RMT DS Diagnostic/Ablation Steerable Tip Catheters co-developed with Biosense Webster, as described below.

      We have received FDA clearance, Canadian licensing and the CE Mark necessary for us to market our suite of CRONUS, ASSERT and TITAN coronary guidewires in the U.S., Canada and Europe. In addition, we have received FDA clearance for our TANGENT mapping catheter in the U.S. and the CE Mark for our HELIOS II electrophysiology ablation catheter in Europe. In the U.S. we completed clinical trials with the HELIOS II in 2004 and filed for a PMA in 2005 for which we anticipate approval in 2007.

      In March 2005, we announced the first commercial use of our Stereotaxis System with the CELSIUS(R) RMT ablation catheter, the NAVISTAR(R) RMT Diagnostic/Ablation Steerable Tip catheter and the CARTO(R) RMT navigation and ablation system in Europe. Biosense Webster received FDA approval in September 2005 for use in the U.S. of the CARTO(R) RMT navigation system with the Stereotaxis NIOBE system. In December 2005, Biosense Webster received approval from the FDA for the CELSIUS(R) RMT Diagnostic/Ablation Steerable Tip Catheter and in February 2006 Biosense Webster received FDA approval for the NAVISTAR(R) RMT Diagnostic/Ablation Steerable Tip Catheter. These products are the first products to be commercialized pursuant to our strategic alliance with Biosense Webster. We continue to co-develop a range of ablation catheters that can be navigated with our system, with and without Biosense Webster's 3D catheter location sensing technology. We are also developing disposable interventional devices for other applications. In addition, we can utilize plastic security keys, with embedded smart chips and associated software that allow our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system.

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

CLINICAL APPLICATIONS

      We have initially focused our clinical and commercial efforts on applications of the Stereotaxis System in electrophysiology procedures for the treatment of arrhythmias and in complex interventional cardiology procedures for the treatment of coronary artery disease. Our system potentially has broad applicability in other areas, such as interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine, and our patent portfolio has been structured to permit expansion into these areas.

Electrophysiology

      The rhythmic beating of the heart results from the transmission of electrical impulses through the heart. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in complications that can range from fatigue to stroke or death. Over four million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias.

      Drug therapies for arrhythmias often fail to adequately control the arrhythmia and may have significant side effects. Consequently, physicians have increasingly sought more permanent, non- pharmacological, solutions for arrhythmias. The most common interventional treatment for arrhythmias, and in particular tachyarrhythmias, where the patient's heart rate is too high or irregular, is an ablation procedure in which the diseased tissue giving rise to the arrhythmia is isolated or destroyed. Prior to performing an electrophysiology ablation, a physician typically performs a diagnostic procedure in which the electrical signal patterns of the heart wall are "mapped" to identify the heart tissue generating the aberrant electrical signals. Following the mapping procedure, the physician may then use an ablation catheter to disable the aberrant signal or signal path, restoring the heart to its normal rhythm. In cases where an ablation is anticipated, physicians will choose an ablation catheter and perform both the mapping and ablation with the same catheter.

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

      We estimate that approximately 15% of these interventional cardiology procedures currently being performed are complex and therefore require longer procedure times and may have sub-optimal outcomes. We believe that our system can substantially benefit this subset of complex interventional cardiology procedures, including procedures involving:

    o Occlusions. Complex partial occlusions, complex non-chronic total occlusions and chronic total occlusions. Treatment of these complex lesions is generally more problematic due to the difficulty in steering and pushing a guidewire through them. Because our system provides precise computerized control of the working tip of a guidewire, it can enable physicians to more easily locate small openings in, and to advance a guidewire across, these lesions. The ability to cross complex lesions such as chronic total occlusions has grown increasingly important due to the effectiveness of drug eluting stents in treating these lesions. Since approximately one-fifth of patients referred to bypass surgery have chronic total occlusions, we believe a significant number of patients could be treated interventionally instead of surgically if more of these lesions could be opened for stenting.

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

      Philips Alliance. In October 2003, we entered into an alliance with Philips, another recognized global leader in cath lab sales, pursuant to which we agreed to integrate our Stereotaxis System with Philips' digital x-ray fluoroscopy system. We also agreed to identify areas of concentration for bringing new solutions to integration of information sources and instrument control in the cath lab in cardiology and neurology. Under this alliance, we will coordinate our sales efforts with Philips in order to co-place our integrated systems. We also have an agreement relating to shared engineering and development costs.

Disposables Devices Partner

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

      Either party may terminate this alliance in certain specified "change of control" situations, although the termination would not be effective until one year after the change of control and then would be subject to a wind-down period during which Biosense Webster would continue to supply co-developed catheters to us or to our customers for three years (or, for non-location sensing mapping and ablation catheters, until our first sale of a competitive product after a change of control, if earlier than three years). If we terminate the agreement under this provision, we must pay a termination fee to Biosense Webster equal to 5% of the total equity value of Stereotaxis in the change of control transaction, up to a maximum of $10 million. We also agreed to notify Biosense Webster if we reasonably believe that we are engaged in substantive discussions in respect of the sale of the company or substantially all of our assets.

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

CUSTOMER SERVICE AND SUPPORT

      Stereotaxis has contracted with Siemens to provide worldwide maintenance and support services to our customers for our integrated products. This allows us to leverage Siemens' extensive maintenance and support infrastructure for direct, on-site technical support activities, including its call center, customer support engineers and service parts logistics and delivery. It also provides a single point of contact for the customer and allows us to focus on providing installation, training, and back-up technical support. We intend to follow the same strategy with Philips and with other potential collaboration partners in the future.

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

MANUFACTURING

NIOBE Systems

      Our manufacturing strategy for our NIOBE system is to sub-contract the manufacture and testing of our system. This permits us to focus on our core competencies in magnet design, magnetic physics, magnetic instrument control and navigational algorithms.

Disposable Interventional Devices

      Our manufacturing strategy for disposable interventional devices is to outsource their manufacture through subcontracting and through our alliance with Biosense Webster and to expand partnerships for other interventional devices. We currently maintain pilot level manufacturing capability along with strong relationships with component level suppliers. We have approximately 5,000 square feet available for disposables manufacturing, assembly, testing and inspection with approximately 1,300 square feet of clean rooms in Maple Grove, Minnesota. We have entered into manufacturing agreements to provide high volume capability for devices other than catheters.

Software

      The software components of the Stereotaxis System, including control and application software, are developed both internally and with integrated modules we purchase or license. We perform final testing of software products in-house prior to their commercial release.

General

      Our manufacturing facilities operate under processes that meet the FDA's requirements under the Quality System Regulation, or QSR. In 2003 and 2006, the FDA audited our Maple Grove, Minnesota facility for regulatory compliance, and no deficiencies were noted. A European notified body has regularly audited each facility annually since 2001 and found the facilities to be in compliance with European requirements. The initial certification was issued in January 2002 for compliance with ISO 9001. The most recent issuance of formal certification is for ISO 13485:2003.

SALES AND MARKETING

      We market our products in the U.S and internationally through a direct sales force of senior sales specialists, distributors and sales agents, supported by account managers and clinical specialists that provide training, clinical support, and other services to our customers. In addition, our strategic alliances form an important part of our sales and marketing strategy. We leverage the sales forces of our imaging partners to co-market integrated systems on a worldwide basis. This approach allows us to maximize our leads and knowledge of the market opportunities while using our resources to sell directly to the customer. Biosense Webster will exclusively distribute our electrophysiology mapping and ablation catheters, co-developed pursuant to our alliance with them. We intend to increase our capital sales personnel and clinical account managers over the next 12 months and to enter into additional distribution and sales representative arrangements to market our products in the rest of the world.

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

INTELLECTUAL PROPERTY

      Our strategy is to patent the technology, inventions and improvements that we consider important to the development of our business. As a result, we have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposables interventional devices and our 3D integration technology. As of December 31, 2006, we had 56 issued U.S. patents, 6 exclusively licensed U.S. patents, 1 exclusively licensed non-U.S. patent and 3 non-exclusively licensed U.S. patents. In addition, we had 113 pending U.S. patent applications, 7 co-owned U.S. patent applications, 9 licensed U.S. patent applications, 28 pending non-U.S. patent applications, and 20 Patent Cooperation Treaty applications. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing. Accordingly, we anticipate that the number of pending U.S. patent applications will increase.

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

      It would be technically difficult and costly to reverse engineer our Stereotaxis System, which contains numerous complex algorithms that control our disposable devices inside the magnetic fields generated by the Stereotaxis System. We further believe that our patent portfolio is broad enough in scope to enable us to obtain legal relief if any entity not licensed by us attempted to market disposable devices that can be navigated by the NIOBE system. We can also utilize plastic security keys, with embedded smart chips and associated software that allow our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system.

      We have also developed substantial know-how in magnet design, magnetic physics and magnetic instrument control that was developed in connection with the development of the Stereotaxis System, which we maintain as trade secrets. This centers around our proprietary magnet design, which is a critical aspect of our ability to design, manufacture and install a cost-effective magnetic navigation system that is small enough to be installed in a standard cath lab.

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

      We expect to face competition from companies that are developing new approaches and products for use in interventional procedures, including robotic approaches that may be directly competitive with our technology. We are aware of one public company that is currently developing a catheter delivery system which might compete with the Stereotaxis System and one private company at a much earlier stage of development. Many of these companies have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the cath lab. We also face competition from companies who currently market or are developing drugs or gene therapies to treat the conditions for which our products are intended.

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

      Our medical devices are categorized under the statutory framework described in the FFDCA. This framework is a risk-based system which classifies medical devices into three classes from lowest risk (Class I) to highest risk (Class III). In general, Class I and II devices are either exempt from the need for FDA clearance or cleared for marketing through a premarket notification, or 510(k), process. Our devices that are considered to be general tools, such as our NIOBE magnetic navigation system and our suite of guidewires, or that provide diagnostic information, such as our TANGENT electrophysiology mapping catheters, are subject to 510(k) requirements. These devices are cleared for use as general tools which have utility in a variety of interventional procedures. Our therapeutic devices, such as our HELIOS II ablation catheters, are subject to the premarket approval, or PMA, process.

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

      Currently our NIOBE magnetic navigation system, NAVIGANT advanced user interface, CARDIODRIVE catheter advancement system, the CRONUS and ASSERT families of coronary guidewires, TANGENT electrophysiology mapping catheter and TITAN family of guidewire have been cleared by the FDA to be used in interventional procedures. We have received the CE Mark for our HELIOS II electrophysiology ablation catheter and, in the U.S., we have filed a PMA for this device. In addition, we have received the CE Mark for our NIOBE magnetic navigation system, NAVIGANT advanced user interface, CARDIODRIVE catheter advancement system, the CRONUS and ASSERT family of coronary guidewires and our family of TITAN guidewires. In addition, Biosense Webster received FDA approval for the CELSIUS(R) RMT Diagnostic/Ablation Steerable Tip Catheter and the NAVISTAR(R) RMT Diagnostic/Ablation Steerable Tip Catheter as described above.

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

      We have received the right to affix the CE Mark to each of our products that has received 510(k) clearance in the U.S. and also for our HELIOS II ablation catheter. We have not applied for the right to affix the CE Mark to our TANGENT mapping catheter as it is not currently marketed. If we modify existing products or develop new products in the future, including new devices, we will need to apply for permission to affix the CE Mark to such products. We will be subject to regulatory audits, currently conducted biannually, in order to maintain any CE Mark permissions we have already obtained. We cannot be certain that we will be able to obtain permission to affix the CE Mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE Mark to our products, we will no longer be able to sell our products in member countries of the European Union.

      Through Siemens and in collaboration with Biosense, we intend to submit an application for regulatory approval to commence a clinical study with the Japanese Ministry of Health, Labor and Welfare for commercial use of the Stereotaxis System in Japan. Siemens has agreed to coordinate the regulatory approval process and act as distributor for our NIOBE magnetic navigation system and NAVIGANT advanced user interface in Japan. We have received regulatory approval for our system and for our TANGENT mapping catheter and the NIOBE magnetic navigation system in China. We will continue to pursue regulatory approval of additional devices. We will evaluate regulatory approval in other foreign countries on an opportunistic basis.

      In addition, Biosense Webster has obtained the right to affix the CE Mark to the CELSIUS(R) RMT Diagnostic/Ablation Steerable Tip Catheter and the NAVISTAR(R) RMT and NAVISTAR(R) RMT DS Diagnostic/Ablation Steerable Tip Catheter as described above.

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

      The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the OIG to issue a series of regulations, known as the "safe harbors" which it did, beginning in July of 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG.

      Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

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

      In addition to creating the two new federal healthcare crimes, HIPAA also establishes uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses. Two standards have been promulgated under HIPAA: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information, and the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. In addition, the Security Standards required covered entities to implement certain security measures to safeguard certain electronic health information by April 21, 2005. Although we believe we are not a covered entity and therefore do not need to comply with these standards, our customers generally are covered entities and frequently ask us to comply with certain aspects of these standards. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards may entail significant and costly changes for us. If we fail to comply with these standards, it is possible that we could be subject to criminal penalties.

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

Employees

      As of December 31, 2006, we had 180 employees, 55 of whom were engaged directly in research and development, 62 in sales and marketing activities, 18 in manufacturing and service, 21 in regulatory, clinical affairs and quality activities, 7 in training activities and 17 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Availability of Information

      We make certain filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge in the Investor Relations section of our website, http://www.stereotaxis.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Further, these filings are available on the Internet at http://www.sec.gov. Information contained on our website is not part of this report and such information is not incorporated by reference into this report.

ITEM 1A. RISK FACTORS

      The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed or implied by forward looking statements.

Hospital decision-makers may not purchase our Stereotaxis System or may think that it is too expensive.

      The market for our products and related technology is not well established. To achieve continued sales, hospitals must purchase our products, and in particular, our NIOBE magnetic navigation system. The NIOBE magnetic navigation system, which is the core of our Stereotaxis System, is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the Stereotaxis System is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement cath lab. If hospitals do not widely adopt our Stereotaxis System, or if they decide that it is too expensive, we may never become profitable. Any failure to sell as many Stereotaxis Systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition and cash flow.

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

      We are collaborating with Siemens, Philips, Biosense Webster and other parties to integrate our instrument control technology with their respective imaging products or disposable interventional devices and to co-develop additional disposable interventional devices for use with our Stereotaxis System. For the immediate future, a significant portion of our revenue from system sales will be derived from these integrated products. Siemens has agreed to provide post-installation maintenance and support services to our customers for our integrated systems and we are in discussions with Philips to provide the same.

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

      The failure of one or more of our collaborations could have a material adverse effect on our financial condition, results of operations and cash flow. In addition, if we are unable to enter into additional partnerships in the future, or if these partnerships fail, our ability to develop and commercialize products could be impacted negatively and our revenue could be adversely affected.

Investors may have difficulty evaluating our business and operating results because we are still in the early stages of commercializing our products.

      We have been engaged in research and product development since our inception in 1990. Our initial focus was on the development of neurosurgical applications for our technology, and during the first several years following our inception, we devoted our resources primarily to developing prototypes and performing research and development activities in this area. Starting around 1998, we shifted our primary focus to developing applications for our technology to treat cardiovascular disease and, in 2003, began limited commercial shipments of products we developed for treatment in this area. To date, our investments in our products have produced relatively little revenue, and our operating expenses are high relative to that revenue. Our lack of a significant operating history also impairs an investor's ability to make a comparative evaluation of us, our products and our prospects.

We have limited experience selling, marketing and distributing products, which could impair our ability to increase revenue.

      We currently market our products in the U.S., Europe and the rest of the world through a direct sales force of sales specialists, distributors and sales agents, supported by account managers and clinical specialists who provide training, clinical support, and other services to our customers. If we are unable to increase our sales force or effectively utilize our existing sales force significantly in the foreseeable future, we may be unable to generate the revenue we have projected in our business plan. Factors that may inhibit our sales and marketing efforts include:

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

      In addition, if we fail to effectively use distributors or contract sales persons for distribution of our products where appropriate, our revenue and profitability would be adversely affected.

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

      We also face competition from companies that are developing drugs or other medical devices or procedures to treat the conditions for which our products are intended. The medical device and pharmaceutical industries make significant investments in research and development, and innovation is rapid and continuous. For example, we are aware of one public company that is developing a catheter delivery system that could compete with the Stereotaxis System and an earlier stage private one. However, to the best of our knowledge, their products have not been commercialized. If these or other new products or technologies emerge that provide the same or superior benefits as our products at equal or lesser cost, it could render our products obsolete or unmarketable. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future products and technologies.

      Many of our other competitors also have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger base of customers than we do. In addition, as the markets for medical devices develop, additional competitors could enter the market. We cannot assure you that we will be able to compete successfully against existing or new competitors. Our revenue would be reduced or eliminated if our competitors develop and market products that are more effective and less expensive than our products.

If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.

Our backlog, which consists of purchase orders and other commitments is considered by some investors to be a significant indicator of future performance. Consequently, negative changes to this backlog or its failure to grow commensurate with expectations could negatively impact our future operating results or our share price. Our backlog includes those outstanding purchase orders and other commitments that management believes will result in recognition of revenue upon delivery or installation of our systems. We cannot assure you that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations or by project changes or delays. System installation is by its nature subject to the cath lab construction or renovation process which comprises multiple stages, all of which are outside of our control. Although the actual installation of our system requires only a few weeks, and can be accomplished by either our staff or by subcontractors, successful installation of our system can be subjected to delays related to the overall construction or renovation process. If we experience any failures or delays in completing the installation of these systems, our reputation would suffer and we may not be able to sell additional systems. We have experienced situations in which our purchase orders and other commitments did not result in recognizing revenue from placement of a system with a customer. In addition to construction delays, there are risks that an institution will attempt to cancel a purchase order as a result of subsequent project review by the institution or the departure from the institution of physicians or physician groups who have expressed an interest in the Niobe system.

       These, or similar events, have occurred in the past and are likely to occur in the future, causing delays in revenue recognition or even removal of orders and other commitments from our backlog. Such events could have a negative effect on our revenue and results of operations.

We will likely experience long and variable sales and installation cycles, which could result in substantial fluctuations in our quarterly results of operations.

      We anticipate that our system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals' cath lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, our system has historically been installed six to eight months after the receipt of a purchase order from a hospital depending on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. This may contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

      Our business exposes us to significant risks of product liability claims. The medical device industry has historically been litigious, and we could face product liability claims if the use of our products were to cause injury or death. The coverage limits of our product liability insurance policies may not be adequate to cover future claims, and we may be unable to maintain product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome, could divert management's attention, result in significant legal defense costs, significant harm to our reputation and a decline in revenue.

Our costs could substantially increase if we receive a significant number of warranty claims.

      We generally warrant each of our products against defects in materials and workmanship for a period of 12 months following the installation of our system. If product returns or warranty claims increase, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill in the cath lab market could be damaged. While we have established reserves for liability associated with product warranties, unforeseen warranty exposure in excess of those reserves could materially and adversely affect our financial condition, results of operations and cash flow.

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

      Our failure to do any of these things could result in lower revenue and adversely affect our financial condition and results of operations, and we may have to curtail or cease operations.

We have incurred substantial losses in the past and may not be profitable in the future.

      We have incurred substantial net losses since inception, and we expect to incur substantial net losses in 2007 and into 2008 as we seek additional regulatory approvals, launch new products and generally continue to scale up our sales and marketing operations to continue the commercialization of our products. We may not be successful in completing the development or commercialization of our technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

      We depend on contract manufacturers to produce and assemble most of the components of our systems and other products such as our guidewires and electrophysiology catheters. We also depend on various third party suppliers for the magnets we use in our NIOBE magnetic navigation systems. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our NIOBE magnetic navigation system, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

      In addition, if these manufacturers or suppliers stop providing us with the components or services necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses and could delay the shipment of, or limit our ability to provide, our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Additionally, obtaining components from a new supplier may require a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. Any disruptions in product flow may harm our ability to generate revenue, lead to customer dissatisfaction, damage our reputation and result in additional costs or cancellation of orders by our customers.

      We also rely on our collaboration partner, Biosense Webster, and other parties to manufacture a number of disposable interventional devices for use with our Stereotaxis System. If these parties cannot manufacture sufficient quantities of disposable interventional devices to meet customer demand, or if their manufacturing processes are disrupted, our revenue and profitability would be adversely affected.

Risks associated with international manufacturing and trade could negatively impact the availability and cost of our products because materials used to manufacture our magnets, one of our key system components, are sourced from Japan.

      We purchase the permanent magnets for our NIOBE magnetic navigation system from a manufacturer that uses material produced in Japan, and we anticipate that certain of the production work for these magnets will be performed for this manufacturer in China. In addition, our subcontractor purchases magnets for our disposable interventional devices directly from a manufacturer in Japan. Any event causing a disruption of imports, including the imposition of import restrictions, could adversely affect our business. The flow of components from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of product components from those countries. Trade restrictions in the form of tariffs or quotas, or both, could also affect the importation of those product components and could increase the cost and reduce the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies could increase the cost of products we purchase from overseas vendors.

We have limited experience in manufacturing and assembling our products and may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.

      We do not have extensive experience in manufacturing, assembling or testing our products on a commercial scale as we subcontract the manufacture, assembly and testing of our NIOBE magnetic navigation system and our disposable devices. We may be unable to meet the expected future demand for our Stereotaxis System. In addition, the products we design may not satisfy all of the performance requirements and we may need to improve or modify the design or ask our subcontractors to modify their production process in order to do so. We or our subcontractors may experience quality problems, substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, we will be unable to produce a sufficient supply of product necessary to meet our future growth expectations.

We may be unable to protect our technology from use by third parties.

      Our commercial success will depend in part on obtaining patent and other intellectual property right protection for the technologies contained in our products and on successfully defending these rights against third party challenges. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We cannot assure you that we will obtain the patent protection we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to re-examination proceedings in the U.S. Patent and Trademark Office, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office, which proceedings could result in either loss of the patent or denial of the patent application or loss, or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, re-examination and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future or those we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

      Successfully commercializing our products will depend in part on not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. We may also be liable for patent infringement by third parties whose products we use or combine with our own and for which we have no right to indemnification. In addition, because patent applications are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware and which may later result in issued patents that our products infringe. Determining whether a product infringes a patent involves complex legal and factual issues and may not become clear until finally determined by a court in litigation. Our competitors may assert that our products infringe patents held by them. Moreover, as the number of competitors in our market grows, the possibility of a patent infringement claim against us increases. If we were not successful in obtaining a license or redesigning our products, we could be subject to litigation. If we lose in this kind of litigation, a court could require us to pay substantial damages or prohibit us from using technologies essential to our products covered by third-party patents. An inability to use technologies essential to our products would have a material adverse effect on our financial condition, results of operations and cash flow and could undermine our ability to continue operating as a going concern.

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

      As we develop additional disposable interventional devices for use with our system, we may find it advisable or necessary to seek licenses or otherwise make payments in exchange for rights from third parties who hold patents covering technology used in specific interventional procedures. For example, in 2005 we made a substantial payment to the University of Virginia Patent Foundation to eliminate any requirement for us to pay royalties on Stereotaxis products that address clinical applications in the cardiovascular, peripheral vascular and certain other clinical fields. If we cannot obtain the desired licenses or rights, we could be forced to try to design around those patents at additional cost or abandon the product altogether, which could adversely affect revenue and results of operations. If we have to abandon a product, our ability to develop and grow our business in new directions and markets would be adversely affected.

Our products and related technologies can be applied in different industries, and we may fail to focus on the most profitable areas.

      The Stereotaxis System is designed to have the potential for expanded applications beyond electrophysiology and interventional cardiology, including congestive heart failure, structural heart repair, interventional neurosurgery,
interventional  neuroradiology,   peripheral  vascular,  pulmonology,
urology, gynecology and gastrointestinal medicine. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected industries and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

      Many of our employees were previously employed at hospitals, universities or other medical device companies, including our competitors or potential competitors. We could in the future be subject to claims that these employees or we have used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Incurring such costs could have a material adverse effect on our financial condition, results of operations and cash flow.

If we or our strategic partners fail to obtain or maintain necessary FDA clearances or approvals for our medical device products, or if such clearances or approvals are delayed, we will be unable to continue to commercially distribute and market our products.

      Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or pre-market approval, or PMA, from the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for our current Stereotaxis System, including a limited number of disposable interventional devices, and are able to market our system commercially in the U.S., our business model relies significantly on revenue from additional disposable interventional devices for which there is no current FDA clearance or approval. We cannot commercially market our unapproved disposable interventional devices in the U.S. until the necessary clearance or approvals from the FDA have been received. Until such time, we can only supply these devices to research institutions for permitted investigational use. In addition, we are working with third parties to co-develop disposable products. In some cases, these companies are responsible for obtaining appropriate regulatory clearance or approval to market these disposable devices. If these clearances or approvals are not received or are substantially delayed or if we are not able to offer a sufficient array of approved disposable interventional devices, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

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

Our suppliers or subcontractors or we may fail to comply with the FDA quality system regulation.

      Our manufacturing processes must comply with the FDA's quality system regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We cannot assure you that we or our suppliers or subcontractors would pass such an inspection. If we or our suppliers or subcontractors fail to remain in compliance with the FDA or ISO 9001 standards, we or they may be required to cease all or part of our operations for some period of time until we or they can demonstrate that appropriate steps have been taken to comply with such standards. We cannot be certain that our facilities or those of our suppliers or subcontractors will comply with the FDA or ISO 9001 standards in future audits by regulatory authorities. Failure to pass such an inspection could force a shut down of manufacturing operations, a recall of our products or the imposition of other sanctions, which would significantly harm our revenue and profitability. Further, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements and will not encounter any manufacturing difficulties. Any failure to comply with the FDA's QSR by us or our suppliers could significantly harm our available inventory and product sales.

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

      If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, loss of reimbursement for our products under federal or state government health programs such as Medicare and Medicaid and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expense and divert our management's attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

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

      We expect that U.S. hospitals will continue to bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans, for procedures performed with our products, including the costs of the disposable interventional devices used in these procedures. If in the future our disposable interventional devices do not fall within U.S. reimbursement categories and our procedures are not reimbursed, or if the reimbursement is insufficient to cover the costs of purchasing our system and related disposable interventional devices, the adoption of our systems and products would be significantly slowed or halted, and we may be unable to generate sufficient sales to support our business. Our success in international markets also depends upon the eligibility of our products for reimbursement through government-sponsored health care payment systems and third-party payors. In both the U.S. and foreign markets, health care cost-containment efforts are prevalent and are expected to continue. These efforts could reduce levels of reimbursement available for procedures involving our products and, therefore, reduce overall demand for our products as well. A failure to generate sufficient sales could have a material adverse impact on our financial condition, results of operations and cash flow.

We may lose our key personnel or fail to attract and retain additional personnel.

      We are highly dependent on the principal members of our management, scientific and sales staff. To pursue our plans and accommodate planned growth, we may choose to hire additional personnel. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for qualified personnel among technology and healthcare companies and universities. The loss of personnel or our inability to attract and retain other qualified personnel could harm our business and our ability to compete. In addition, the loss of members of our scientific staff may significantly delay or prevent product development and other business objectives. A loss of key sales personnel could result in a reduction of revenue.

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

      As of December 31, 2006, our executive officers, directors and individuals or entities affiliated with them beneficially own or control a substantial percentage of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

      We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings to fund the development and growth of our business. In addition, the terms of our loan agreement prohibit us from declaring dividends without the prior consent of our lender. As a result, capital appreciation, if any, of our common stock will be an investor's sole source of gain for the foreseeable future.

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

      In addition, our alliance with Biosense Webster, contains provisions that may similarly discourage a takeover and negatively affect our share price as described above.

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

      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules are creating uncertainty for public companies. We continue to evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

Our future operating results may be below securities analysts' or investors' expectations, which could cause our stock price to decline.

      The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      We have nor received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2006 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES

      Our primary company facilities are located in St. Louis, Missouri where we lease approximately 34,000 square feet of office and 12,000 square feet of demonstration and assembly space. This space is leased under an agreement that expires in 2015.

      We also lease approximately 10,000 square feet in Maple Grove, Minnesota. The Minnesota facility is leased through May 31, 2010.

ITEM 3. LEGAL PROCEEDINGS

      We are involved from time to time in various lawsuits and claims arising in the normal course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

      Our common stock has been traded on The NASDAQ Global Market under the symbol "STXS" since August 12, 2004. The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by NASDAQ.

  Quarter Ended                                                    High     Low
  -------------                                                    ----     ---

  Year Ended December 31, 2006
  First Quarter                                                   $14.67   $8.77
  Second Quarter                                                   12.22    8.98
  Third Quarter                                                    11.72    8.17
  Fourth Quarter                                                   12.55    9.88

  Year Ended December 31, 2005
  First Quarter                                                   $10.43   $7.61
  Second Quarter                                                    8.09    6.08
  Third Quarter                                                    10.15    7.41
  Fourth Quarter                                                    9.11    5.83

      As of February 28, 2007, there were approximately 155 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

                                                                               Year Ended December 31,
                                                      2006             2005             2004            2003            2002
                                                  -------------------------------------------------------------------------------
Consolidated Statements of
Operations Data:
Revenue                                           $  27,191,706    $  15,026,390    $  18,816,860    $  5,014,877    $     18,900
Cost of revenue                                      12,892,749        7,720,706       10,672,262       4,051,313          39,760
                                                  -------------------------------------------------------------------------------

Gross margin                                         14,298,957        7,305,684        8,144,598         963,564         (20,860)
                                                  -------------------------------------------------------------------------------
Operating costs and expenses:
Research and development                             21,794,177       17,829,282       17,215,414      13,590,922      14,742,015
Sales and marketing                                  22,533,882       16,106,621       11,447,857       5,999,310       2,230,565
General and administrative                           16,642,359       14,449,326        6,900,016       5,323,682       4,528,637
Royalty settlement                                           --        2,923,111               --              --              --
                                                  -------------------------------------------------------------------------------

Total operating expenses                             60,970,418       51,308,340       35,563,287      24,913,914      21,501,217
                                                  -------------------------------------------------------------------------------

Operating loss                                      (46,671,461)     (44,002,656)     (27,418,689)    (23,950,350)    (21,522,077)
Interest and other income (expense), net                951,691          444,821          161,220         (86,487)         63,419
                                                  -------------------------------------------------------------------------------

Net loss                                          $ (45,719,770)   $ (43,557,835)   $ (27,257,469)   $(24,036,837)   $(21,458,658)
                                                  ===============================================================================

Basic and diluted net loss per common share (1)   $       (1.39)   $       (1.60)   $       (2.38)   $     (18.37)   $     (19.21)
                                                  ===============================================================================

Shares used in computing basic and
diluted net loss per common share                    32,979,403       27,301,822       11,470,310       1,308,805       1,117,301
                                                  ===============================================================================

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
 investments                                      $  36,983,781    $  10,735,587    $  45,648,834    $ 26,480,612    $ 28,834,123
Working capital                                      40,383,798       15,896,719       50,404,840      22,764,719      25,483,149
Total assets                                         69,290,660       36,658,189       71,044,697      37,323,419      32,920,872
Long-term debt, less current maturities                 305,556        1,972,222        1,000,000       2,243,768       2,281,321
Accumulated deficit                                (203,950,839)    (158,231,069)    (114,673,234)    (87,415,765)    (63,378,928)
Total stockholders' equity                           44,788,992       18,125,842       58,394,468      25,266,428      24,006,646

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

Overview

      Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital's interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The Stereotaxis System is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Stereotaxis System have received regulatory clearance in the U.S., Canada and Europe.

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

      In August 2004, we completed an initial public offering in which we issued and sold 5,500,000 shares of our common stock at $8.00 per share. In September 2004, the underwriters exercised an option to purchase 462,352 additional shares. In connection with the initial public offering (including the over-allotment option exercise), we received approximately $41.4 million in net proceeds. In February 2006, we completed an underwritten take-down of our common stock from our shelf registration in which we issued and sold 5,500,000 shares of our common stock at $12.00 per share including the underwriters' exercise of their option to purchase an additional 500,000 shares. In conjunction with the February 2006 shelf take-down, we received approximately $61.7 million in net proceeds. Since our inception, we have generated significant losses. As of December 31, 2006, we had incurred cumulative net losses of approximately $204 million. We expect to incur additional losses into 2008 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund our sales and marketing initiatives. We believe that by the end of 2008 we will be positioned to achieve break-even operating performance.

      We have alliances with each of Siemens AG Medical Solutions, Philips Medical Systems and Biosense Webster, Inc., through which we integrate our Stereotaxis System with market leading digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices, in order to continue to develop new solutions in the cath lab. Each of these alliances provides for coordination of our sales and marketing activities with those of our partners. In addition, Siemens has agreed to provide worldwide service for our integrated systems.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements.

      Revenue Recognition

      For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on its relative fair value in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognize revenue for each separate element as the above criteria are met.

      When installation is a required part of our contractual obligation to a customer but not considered a separate element, we recognize revenue from system sales upon installation, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The determination of acceptance is made by our employees based on criteria set forth in the terms of the sale. Revenue from system sales where installation is the responsibility of the customer is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, we recognize revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

Amounts due beyond 12 months are reflected as long term receivables in the balance sheet. Revenue from services is derived primarily from the sale of annual product maintenance plans. Revenue from services and license fees, whether sold individually or as a separable unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns.

      Stock-based Compensation

      Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the modified prospective transition method to account for its grants of stock options, stock appreciation rights, restricted shares and share purchases under our employee stock purchase plan. Prior to January 1, 2006, we accounted for those plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based employee compensation as permitted by SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25 and requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests.

      Stock compensation expense, which is a non-cash charge, results from stock option and stock appreciation rights grants made to employees, directors and consultants at the fair value of the option granted, from grants of restricted shares to employees and from share purchases by employees under our employee stock purchase plan. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. When we were a private company, the deemed fair value of the underlying common stock was determined by management and the Board of Directors based on their best estimates using information from preferred stock financing transactions or other significant changes in the business. The fair value of the grants of restricted shares, all of which were granted after we became a public company, was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which generally vest over one to two years. Stock compensation expense for performance-based restricted shares is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to option grants to non-employees is periodically remeasured through the vesting date. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

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

      Additional detail regarding the adoption of SFAS 123(R) may be found in the notes to the financial statements which are included elsewhere in this Annual Report or Form 10-K.

      Investments

      In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, our investment securities are classified as available-for-sale and are carried at market value, which approximates cost. Realized gains or losses, calculated based on the specific identification method, were not material for the periods presented. Interest on securities classified as available-for-sale is included in interest income.

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

Results of Operations

Comparison of the Years ended December 31, 2006 and 2005

      Revenue. Revenue increased to $27.2 million for the year ended December 31, 2006 from $15.0 million for the year ended December 31, 2005, an increase of approximately 81%. Revenue from sales of systems increased to $22.7 million for the year ended December 31, 2006 from $12.8 million for the year ended December 31, 2005, an increase of approximately 78%. Revenue from the sale of systems increased primarily because we sold 23 systems in 2006 compared to 13 systems in 2005. Average selling price increased approximately 11% in 2006 as contrasted with 2005. Revenue from sales of disposable interventional devices, service and accessories increased to $4.5 million for the year ended December 31, 2006 from $2.3 million for the year ended December 31, 2005, an increase of approximately 100%. This increase was attributable to the increased base of installed systems.

      Cost of Revenue. Cost of revenue increased to $12.9 million for the year ended December 31, 2006 from $7.7 million for the year ended December 31, 2005, an increase of approximately 67%. This increase in cost of revenue was attributable primarily to the increased number of systems sold and associated cost of goods sold for those systems. As a percentage of our revenue, cost of revenue was 47% in the year ended December 31, 2006 compared to 51% in the year ended December 31, 2005 due principally to an increase in the average selling price.

      Research  and  Development  Expense.   Research  and  development  expense
increased to $21.8 million for the year ended December 31, 2006 from $17.8 million for the year ended December 31, 2005, an increase of approximately 22%. The increase was due principally to an increase in research and development projects, including continued integration and development related to disposable interventional devices, further development of the NIOBE platform technology, as well as user interface improvements.

      Sales and Marketing Expense. Sales and marketing expense increased to $22.5 million for the year ended December 31, 2006 from $16.1 million for the year ended December 31, 2005, an increase of approximately 40%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

      General and Administrative Expense. General and administrative expense increased to $16.6 million for the year ended December 31, 2006 from $14.4 million for the year ended December 31, 2005, an increase of approximately 15%. The increase relates to increased stock compensation costs due to the adoption of SFAS 123(R) and expanded activity in training, clinical compliance and regulatory affairs.

      Royalty Settlement. Royalty settlement expense related to the resolution of a patent licensing dispute with the University of Virginia were $2.9 million for the year ended December 31, 2005. There was no such settlement expense in 2006.

      Interest Income. Interest income increased approximately 124% to $2.1 million for the year ended December 31, 2006 from $950,000 for the year ended December 31, 2005. Interest income increased due to higher invested balances due to our February 2006 take-down and higher realized rates on investments during the year ended December 31, 2006.

      Interest Expense. Interest expense increased approximately 133% to $1.2 million for the year ended December 31, 2006 from $505,000 for the year ended December 31, 2005. Interest expense increased primarily due to the amortization of commitment fees related to the affiliate line of credit entered into in the fourth quarter of 2005.

Comparison of the Years ended December 31, 2005 and 2004

      Revenue. Revenue decreased to $15.0 million for the year ended December 31, 2005 from $18.8 million for the year ended December 31, 2004, a decrease of approximately 20%. Revenue from sales of systems decreased to $12.8 million for the year ended December 31, 2005 from $17.2 million for the year ended December 31, 2004, a decrease of approximately 26%. Revenue from the sale of systems decreased primarily because we sold 13 systems in 2005 compared to 22 systems in 2004 as domestic revenue and order rates were negatively impacted by delays in approval of catheters for use with the system. Average selling price increased approximately 19% in 2005 as contrasted with 2004. Revenue from sales of disposable interventional devices, service and accessories increased to $2.3 million for the year ended December 31, 2005 from $1.6 million for the year ended December 31, 2004, an increase of approximately 42%. This increase was attributable to the increased base of installed systems.

      Cost of Revenue. Cost of revenue decreased to $7.7 million for the year ended December 31, 2005 from $10.7 million for the year ended December 31, 2004, a decrease of approximately 28%. This decrease in cost of revenue was attributable primarily to the decreased number of systems sold and associated cost of goods sold for those systems. As a percentage of our revenue, cost of revenue was 51% in the year ended December 31, 2005 compared to 57% in the year ended December 31, 2004. During the year ended December 31, 2005, the vast majority of the systems delivered were the advanced NIOBE II systems whereas the majority of the systems delivered during the prior year were NIOBE I systems. Although the average cost of the NIOBE II systems exceeded the average cost of the NIOBE I system, the increase in the average selling price of the system resulted in the increased gross margin.

      Research  and  Development  Expense.   Research  and  development  expense
increased to $17.8 million for the year ended December 31, 2005 from $17.2 million for the year ended December 31, 2004, an increase of approximately 4%. The increase was due principally to an increase in the number of research and development projects, including continued integration and development related to disposable interventional devices, further development of the NIOBE platform technology, as well as user interface improvements.

      Sales and Marketing Expense. Sales and marketing expense increased to $16.1 million for the year ended December 31, 2005 from $11.4 million for the year ended December 31, 2004, an increase of approximately 41%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

      General and Administrative Expense. General and administrative expense increased to $14.4 million for the year ended December 31, 2005 from $6.9 million for the year ended December 31, 2004, an increase of 109%. The increase relates to increased regulatory, insurance, audit and other costs associated with the Company's public company status following the August 2004 IPO, expanded activity in clinical compliance and regulatory affairs, as well as limited headcount additions in the general and administrative and training departments.

      Royalty Settlement. Royalty settlement expense related to the resolution of a patent licensing dispute with the University of Virginia were $2.9 million for the year ended December 31, 2005. There was no such settlement expense in 2004.

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

Income Taxes

      Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2006, 2005 and 2004 to reflect these uncertainties. As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $192 million of which approximately $2.9 million will expire between 2007 and 2010 and approximately $189 million will expire between 2011 and 2026. As of December 31, 2006, we had federal research and development credit carryforwards of approximately $3.7 million of which approximately $59,000 will expire between 2007 and 2010 and $3.6 million will expire between 2011 and 2026, if not utilized. We may not be able to utilize certain of these loss carryforwards and credits prior to their expiration.

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

      In February 2006, we completed an underwritten take-down of our common stock from our shelf registration in which we issued and sold 5,500,000 shares of our common stock at $12.00 per share including the underwriters' exercise of their option to purchase an additional 500,000 shares. In conjunction with the February 2006 shelf take-down, we received approximately $61.7 million in net proceeds. Since our inception, we have generated significant losses. At December 31, 2006, we had working capital of approximately $40.4 million, compared to $15.9 million at December 31, 2005.

      In August 2006, we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration was declared effective by the SEC in September 2006. We have not sold any securities pursuant to this shelf registration.

      Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as short-term investments. In addition to our cash and cash equivalent balances, we maintained $21.8 million and $7.1 million of investments in corporate debt securities, U.S. government agency notes and commercial paper at December 31, 2006 and 2005, respectively.

      The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2006, 2005 and 2004 (in thousands):

-----------------------------------------------------------------------------------------------
                                                              2006          2005         2004
                                                              ----          ----         ----
-----------------------------------------------------------------------------------------------
Cash Flow (used in) Operating Activities                    $(38,983)    $(40,986)    $(31,814)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Cash Flow provided by (used in) Investing Activities         (16,394)      25,052      (29,654)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Cash Flow provided by Financing Activities                    66,988        2,625       57,019
-----------------------------------------------------------------------------------------------

      Net cash used in operating activities. We used approximately $39.0 million, $41.0 million and $31.8 million of cash in operating activities during the year ended December 31, 2006, 2005 and 2004, respectively, primarily as a result of operating losses during these periods. Cash generated from working capital purposes increased to $829,000 during the year ended December 31, 2006 from $458,000 generated during the year ended December 31, 2005 primarily as a result of an increase in general liabilities, a decrease in prepaid expenses related to certain development projects, an increase in deferred revenue related to systems on which revenue has not yet been recognized and for service and license fees not yet recognized and a decrease in inventory levels offset by an increase in accounts receivable from increased sales in the fourth quarter of 2006.

      Net cash provided by (used in) investing activities. We used approximately $16.4 million of cash for investing activities during the year ended December 31, 2006 principally for the purchase or sale of investments, compared to $25.1 million provided by investing activities during the year ended December 31, 2005. In 2005, we generated $27.4 million in cash from the purchase and sale of investments. We used $2.3 million in each of 2006 and 2005 for the purchase of property and equipment. Cash used in investing activities of $29.7 million during the year ended December 31, 2004 included purchases of property and equipment of approximately $1.5 million, with the balance used for the purchase of investments.

      Net cash provided by financing activities. We realized approximately $67.0 million from financing activities during the year ended December 31, 2006 principally from the public offering of our common stock in which we realized approximately $61.7 million in net proceeds. We realized approximately $2.6 million from financing activities during the year ended December 31, 2005 including $1.1 million in proceeds from the issuance of long-term debt from our equipment and revolving credit facilities, net of repayments and $1.6 million from the issuance of stock as a result of exercises of warrants and options. We received approximately $57.0 million from financing activities during the year ended December 31, 2004, primarily as a result of the completion of our initial public offering (and exercise by the underwriters of their over-allotment option) in August and September 2004 and the sale of our Series E-2 preferred stock and related common stock warrants in January and February 2004. We also realized $2.0 million in proceeds from the issuance of long-term debt from our equipment loan and repaid approximately $2.6 million of equipment loans and revolving credit facility during 2004.

      As of December 31, 2006, we had outstanding balances under various equipment loan agreements, consisting of an aggregate of $972,222. As of December 31, 2006, we had $1.0 million outstanding under our working capital line of credit and had borrowing capacity of $9.0 million, subject to collateralization by qualifying receivables and inventory balances.

      These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, we are required to maintain a ratio of "quick" assets (cash, cash equivalents, accounts receivable and short-term investments) to current liabilities minus deferred revenue of at least 1.25 to 1. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of December 31, 2006, we are in compliance with all covenants of this agreement.

     We expect to have negative cash flow from operations through 2007. Throughout 2007, we expect to continue the development and commercialization of our products, the continuation of our research and development programs and the advancement of new products into clinical development. We expect that our research and development expenditures will continue to increase in 2007 and our selling, general and administrative expenses will continue to increase in order to support our product commercialization efforts. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

     While we believe our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, we cannot ensure that we will not require additional financing before that time. We also cannot ensure that such additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Contractual Obligations

      The  following  table  summarizes  all  significant   contractual  payment
obligations by payment due date:

                                               Payments by Period
                                                 (In thousands)
                                    Under    1 - 3    3 - 5     Over
Contractual Obligations            1 Year    Years    Years    5 Years    Total

Long-term debt (1)                 $ 1,667   $  305   $   --   $    --   $ 1,972
Operating leases                       935    1,798    1,781     3,589     8,103
Capital leases                           7       16        5        --        28
Research and alliance agreements     7,833    1,475      113        --     9,421
                                   ---------------------------------------------

Total                              $10,442   $3,594   $1,899   $ 3,589   $19,524
                                   =============================================

(1) We have not included interest payable on our revolving credit agreement in these amounts because it is calculated at a variable rate.

Commercial Commitments

      We have entered into two letters of credit to support certain purchase and other commitments in the amount of approximately $2.6 million which expire in 2007

      We have entered into a line of credit with our primary lender which has a maximum borrowing capacity of up to $10,000,000 and expires April 2007 and was subsequently amended in March 2007 as described in Note 18 to our financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

      We have exposure to currency fluctuations. We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. We expect to transact this business primarily in U.S. dollars and in Euros, although we may transact business in other currencies to a lesser extent. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. We have not hedged exposures in foreign currencies or entered into any other derivative instruments. As a result, we will be exposed to some exchange risks for foreign currencies. For example, if the currency exchange rate were to fluctuate by 10%, we believe that our revenue could be affected by as much as 2 to 3%.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              Financial Statements

                          Index To Financial Statements


                                                                                 PAGE
                                                                                 ----
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm         58

Balance Sheets at December 31, 2006 and 2005                                       59

Statements of Operations for the years ended December 31, 2006, 2005 and 2004      60

Statements of Stockholders' Equity for the years ended December 31, 2006, 2005
and 2004                                                                           61

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004      64

Notes to the Financial Statements                                                  65

Schedule II--Valuation and Qualifying Accounts                                     89

All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Stereotaxis, Inc.

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereotaxis, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stereotaxis, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2007, expressed an unqualified opinion thereon.


                                                           /s/ Ernst & Young LLP

St. Louis, Missouri
March 12, 2007

                                STEREOTAXIS, INC.

                                 BALANCE SHEETS

                                                                                       December 31,
                                                                                  2006             2005
                                                                             ------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                 $  15,210,493    $   3,598,493
   Short-term investments                                                       21,773,288        7,137,094
   Accounts receivable, net of allowance of $90,716 and $29,576
     in 2006 and 2005, respectively                                             15,280,628        5,897,072
   Current portion of long-term receivables                                        163,362          461,520
   Inventories                                                                   8,285,825        9,404,792
   Prepaid expenses and other current assets                                     2,580,773        5,128,852
                                                                             ------------------------------
Total current assets                                                            63,294,369       31,627,823
Property and equipment, net                                                      4,130,295        3,078,313
Intangible assets, net                                                           1,544,444        1,677,778
Long-term receivables                                                                   --          146,520
Other assets                                                                       321,552          127,755
                                                                             ------------------------------
Total assets                                                                 $  69,290,660    $  36,658,189
                                                                             ==============================

Liabilities and stockholders' equity
Current liabilities:
   Current maturities of long-term debt                                      $   1,666,666    $   1,000,000
   Accounts payable                                                              5,555,121        4,866,156
   Accrued liabilities                                                          10,025,231        5,648,693
   Deferred contract revenue                                                     5,663,553        4,216,255
                                                                             ------------------------------
Total current liabilities                                                       22,910,571       15,731,104

Long-term debt, less current maturities                                            305,556        1,972,222
Long-term deferred contract revenue                                              1,220,174          801,005
Other liabilities                                                                   65,367           28,016

Stockholders' equity:
   Preferred stock,  par value $0.001; 10,000,000 shares
     authorized at 2006 and 2005, none outstanding at 2006 and
     2005                                                                               --               --

   Common stock, par value of $0.001; 100,000,000 shares
     authorized at 2006 and 2005, 34,755,397 and 27,873,111
     shares issued at 2006 and 2005, respectively                                   34,755           27,873
   Additional paid-in capital                                                  248,908,918      179,286,575
   Deferred compensation                                                                --       (2,569,760)
   Treasury stock, 40,151 and 36,519 shares at 2006 and 2005, respectively        (205,999)        (162,546)
   Notes receivable from sales of stock                                                 --         (180,619)
   Accumulated deficit                                                        (203,950,839)    (158,231,069)
   Accumulated other comprehensive income (loss)                                     2,157          (44,612)
                                                                             ------------------------------
Total stockholders' equity                                                      44,788,992       18,125,842
                                                                             ------------------------------
Total liabilities and stockholders' equity                                   $  69,290,660    $  36,658,189
                                                                             ==============================

See accompanying notes.

                                STEREOTAXIS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                            2006            2005            2004
                                                                       --------------------------------------------
Systems revenue                                                        $ 22,656,092    $ 12,760,593    $ 17,219,080
Disposables, service and accessories revenue                              4,535,614       2,265,797       1,597,780
                                                                       --------------------------------------------
  Total revenue                                                          27,191,706      15,026,390      18,816,860
Costs of revenue                                                         12,892,749       7,720,706      10,672,262
                                                                       --------------------------------------------
   Gross margin                                                          14,298,957       7,305,684       8,144,598

Operating expenses:
  Research and development                                               21,794,177      17,829,282      17,215,414
  Sales and marketing                                                    22,533,882      16,106,621      11,447,857
  General and administrative                                             16,642,359      14,449,326       6,900,016
  Royalty settlement                                                             --       2,923,111              --
                                                                       --------------------------------------------
Total operating expenses                                                 60,970,418      51,308,340      35,563,287
                                                                       --------------------------------------------
Operating loss                                                          (46,671,461)    (44,002,656)    (27,418,689)

Interest income                                                           2,126,987         949,918         656,316
Interest expense                                                         (1,175,296)       (505,097)       (495,096)
                                                                       --------------------------------------------
Net loss                                                               $(45,719,770)   $(43,557,835)   $(27,257,469)
                                                                       ============================================

Net loss per common share:
    Basic and diluted                                                  $      (1.39)   $      (1.60)   $      (2.38)
                                                                       ============================================

Weighted average shares used in computing net loss per
  common share:
     Basic and diluted                                                   32,979,403      27,301,822      11,470,310
                                                                       ============================================


See accompanying notes.

                                STEREOTAXIS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Convertible
                                                        Preferred Stock          Common Stock
                                                                                                      Additional
                                    Comprehensive                                                       Paid-In
                                    Income (Loss)     Shares      Amount      Shares       Amount       Capital
                                    ------------------------------------------------------------------------------
Balance at December 31, 2003                         61,055,286   $61,055     1,515,150    $ 1,515   $ 113,921,587
                                    ------------------------------------------------------------------------------
Issuance of Series E-2
  convertible preferred stock
  at $10.55 per share, net
  issuance costs of $85,523         $          --     5,380,830   $ 5,381            --         --   $  14,087,572
Issuance of warrants to
  purchase common stock                        --            --        --            --         --       1,603,493
Amortization of stock-based
  compensation                                 --            --        --            --         --              --
Payments of notes receivable
  from sale of stock                           --            --        --            --         --              --
Interests receivable from sale
  of stock                                     --            --        --            --         --              --
Conversion of convertible
  preferred stock into common
  stock                                        --   (66,436,116)  (66,436)   19,282,324     19,282          47,154
Conversion of convertible
  promissory note                              --            --        --       271,739        272       2,173,646
Repurchase of common stock                     --            --        --            --         --              --
Issue of common stock                          --            --        --           (13)        --            (103)
Issuance of common stock upon
  filing of initial public
  offering and underwriter
  over-allotment, net of issuance
  costs of $2,919,794                          --            --        --     5,962,352      5,963      41,434,041
Exercise of stock warrants                     --            --        --        20,104         20             (20)
Exercise of stock options                      --            --        --       135,386        135         385,567
Payments of interest on notes
  receivable                                   --            --        --            --         --              --
Stock-based compensation                       --            --        --            --         --         490,650
Net Loss                              (27,257,469)           --        --            --         --              --
Unrealized loss on short term
  investments                             (95,144)           --        --            --         --              --
                                    -------------
Comprehensive Loss                  $ (27,352,613)           --        --            --         --              --
                                                    --------------------------------------------------------------
Balance at December 31, 2004                                 --   $    --    27,187,042    $27,187   $ 174,143,587
                                                    ==============================================================


                                                                     Notes                          Accumulated
                                                                   Receivable                          Other             Total
                                      Deferred        Treasury     From Sale      Accumulated      Comprehensive     Stockholders'
                                    Compensation       Stock        Of Stock        Deficit        Income (Loss)        Equity
                                    ----------------------------------------------------------------------------------------------
Balance at December 31, 2003        $    (835,801)   $  (17,750)   $ (448,413)   $  (87,415,765)               --    $  25,266,428
                                    ----------------------------------------------------------------------------------------------
Issuance of Series E-2
  convertible preferred stock
  at $10.55 per share, net
  issuance costs of $85,523                    --            --            --                --                --    $  14,092,953
Issuance of warrants to
  purchase common stock                        --            --            --                --                --        1,603,493
Amortization of stock-based
  compensation                            654,501            --            --                --                --          654,501
Payments of notes receivable
  from sale of stock                           --            --       239,560                --                --          239,560
Interests receivable from sale
  of stock                                     --            --        10,212                --                --           10,212
Conversion of convertible
  preferred stock into common
  stock                                        --            --            --                --                --               --
Conversion of convertible
  promissory note                              --            --            --                --                --        2,173,918
Repurchase of common stock                     --      (144,899)           --                --                --         (144,899)
Issue of common stock                          --           103            --                --                --               --
Issuance of common stock upon
  filing of initial public
  offering and underwriter
  over-allotment, net of issuance
  costs of $2,919,794                          --            --            --                --                --       41,440,004
Exercise of stock warrants                     --            --            --                --                --               --
Exercise of stock options                      --            --            --                --                --          385,702
Payments of interest on notes
  receivable                                   --            --        25,209                --                --           25,209
Stock-based compensation                 (490,650)           --            --                --                --               --
Net Loss                                       --            --            --    $  (27,257,469)               --      (27,257,469)
Unrealized loss on short term
  investments                                  --            --            --                --           (95,144)         (95,144)
Comprehensive Loss                             --            --            --                --                --               --
                                    ----------------------------------------------------------------------------------------------
Balance at December 31, 2004        $    (671,950)   $ (162,546)   $ (173,432)   $ (114,673,234)   $      (95,144)   $  58,394,468
                                    ==============================================================================================

See accompanying notes

STEREOTAXIS, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                          Common Stock
                                                          ------------

                                      Comprehensive                              Additional        Deferred        Treasury
                                      Income (Loss)     Shares      Amount    Paid-In Capital    Compensation       Stock
                                      --------------------------------------------------------------------------------------
    Balance at December 31, 2004      $          --   27,187,042   $ 27,187   $    174,143,587   $    (671,950)   $ (162,546)
    Issuance of warrants to
      purchase common stock                                                            938,850
    Amortization of stock-based
      compensation                                                                                     747,412
    Payments of notes receivable
      from sale of stock
    Interests receivable from sale
      of stock
    Issuance of stock under stock
    purchase plan                                         29,554         30            201,097
    Exercise of stock warrants                            14,888         15                (15)
    Exercise of stock options                            282,527        282          1,358,193
    Grant of restricted shares, net
    of forfeitures                                       359,100        359          2,644,863      (2,645,222)
    Net Loss                            (43,557,835)
    Unrealized loss on short term
      investments                            50,532
                                      -------------
    Comprehensive Loss                $ (43,507,303)
                                                      ----------------------------------------------------------------------
    Balance at December 31, 2005                      27,873,111   $ 27,873   $    179,286,575   $  (2,569,760)   $ (162,546)
                                                      ======================================================================


                                           Notes
                                        Receivable                          Accumulated Other         Total
                                        from Sale of        Accumulated       Comprehensive       Stockholders'
                                           Stock              Deficit         Income (Loss)          Equity
                                      -------------------------------------------------------------------------
    Balance at December 31, 2004      $       (173,432)   $ (114,673,234)     $   (95,144)        $  58,394,468
    Issuance of warrants to
      purchase common stock                                                                       $     938,850
    Amortization of stock-based
      compensation                                                                                      747,412
    Payments of notes receivable
      from sale of stock                         3,750                                                    3,750
    Interests receivable from sale
      of stock                                 (10,937)                                                 (10,937)
    Issuance of stock under stock
    purchase plan                                                                                       201,127
    Exercise of stock warrants                                                                               --
    Exercise of stock options                                                                         1,358,475
    Grant of restricted shares, net
    of forfeitures                                                                                           --
    Net Loss                                                 (43,557,835)                           (43,557,835)
    Unrealized loss on short term
      investments                                                                  50,532                50,532
    Comprehensive Loss
                                      -------------------------------------------------------------------------
    Balance at December 31, 2005      $       (180,619)   $ (158,231,069)     $   (44,612)        $  18,125,842
                                      =========================================================================

See accompanying notes

STEREOTAXIS, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                            Common Stock
                                                            ------------


                                        Comprehensive                            Additional         Deferred       Treasury
                                        Income (Loss)     Shares     Amount    Paid-In Capital    Compensation      Stock

      Balance at December 31, 2005      $          --   27,873,111   $27,873   $   179,286,575    $  (2,569,760)  $ (162,546)

      Adoption of SFAS 123(R)                                                       (2,569,760)       2,569,760
      Issuance common stock                              5,500,000     5,500        61,746,903
      Amortization of stock-based
        compensation                                                                 4,301,807
      Payments of notes receivable
        from sale of stock
      Interests receivable from sale
        of stock
      Issuance of stock under stock
      purchase plan                                         74,917        75           574,507
      Purchase of treasury stock, at
      cost                                                                                                           (43,453)
      Exercise of stock warrants                           638,472       638         4,264,909
      Exercise of stock options and
      stock appreciation rights                            325,893       326         1,304,320
      Grant of restricted shares, net
      of forfeitures                                       343,004       343              (343)
      Net Loss                            (45,719,770)
      Unrealized gain (loss) on short
      term  investments                        46,769
                                        -------------
      Comprehensive Loss                $  45,673,001
                                        =============-----------------------------------------------------------------------
      Balance at December 31, 2006                      34,755,397   $34,755   $   248,908,918    $          --   $ (205,999)
                                                        ====================================================================


                                            Notes
                                         Receivable                      Accumulated Other        Total
                                        from Sale of     Accumulated       Comprehensive      Stockholders'
                                            Stock          Deficit         Income (Loss)         Equity
      Balance at December 31, 2005      $    (180,619)  $(158,231,069)     $   (44,612)       $  18,125,842

      Adoption of SFAS 123(R)                                                                            --
      Issuance common stock                                                                      61,752,403
      Amortization of stock-based
        compensation                                                                              4,301,807
      Payments of notes receivable
        from sale of stock                    134,700                                               134,700
      Interests receivable from sale
        of stock                               45,919                                                45,919
      Issuance of stock under stock
      purchase plan                                                                                 574,582
      Purchase of treasury stock, at
      cost                                                                                          (43,453)
      Exercise of stock warrants                                                                  4,265,547
      Exercise of stock options and
      stock appreciation rights                                                                   1,304,646
      Grant of restricted shares, net
      of forfeitures                                                                                     --
      Net Loss                                            (45,719,770)                          (45,719,770)
      Unrealized gain (loss) on short
      term  investments                                                         46,769               46,769
      Comprehensive Loss
                                        -------------------------------------------------------------------
      Balance at December 31, 2006      $          --   $(203,950,839)     $     2,157        $  44,788,992
                                        ===================================================================

See accompanying notes.

                                STEREOTAXIS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                         Year Ended December 31,
                                                                                  2006            2005            2004
                                                                             ---------------------------------------------
Cash flows from operating activities

Net loss                                                                     $(45,719,770)   $(43,557,835)   $(27,257,469)
Adjustments to reconcile net loss to cash used in operating activities:

     Depreciation                                                               1,214,280         769,617         754,710
     Amortization                                                                 387,480         397,070         133,333
     Non-cash compensation                                                      4,301,807         747,412         452,130
     Interest receivable from sale of stock                                        48,992              --              --
     Noncash interest receivable                                                  (74,708)        150,359              --
     Loss on asset disposal                                                        29,658          48,783          42,425
     Changes in operating assets and liabilities:
       Accounts receivable                                                     (9,383,556)      2,542,002      (7,879,353)
       Long-term receivables                                                      444,678        (101,655)        114,939
       Inventories                                                              1,118,967      (4,730,798)       (243,766)
       Prepaid expenses and other current assets                                1,873,767      (2,064,410)     (1,311,481)
       Other assets                                                              (193,797)         (7,058)        (19,338)
       Accounts payable                                                           688,965       2,736,683         431,976
       Accrued liabilities                                                      4,376,538          81,536         630,924
       Deferred revenue                                                         1,866,467       1,975,502       2,227,365
       Other                                                                       37,351          26,609         109,735
                                                                             --------------------------------------------
Net cash used in operating activities                                         (38,982,881)    (40,986,183)    (31,813,870)

Cash flows from investing activities
Sale of equipment                                                                  10,072              --       1,489,904
Purchase of equipment                                                          (2,305,992)     (2,338,866)     (1,535,420)
Proceeds from the maturity/sale of available-for-sale investments              18,604,217      37,154,608       6,936,710
Purchase of available-for-sale investments                                    (32,701,841)     (9,763,722)    (36,545,431)
                                                                             --------------------------------------------
Net cash provided by (used in) investing activities                           (16,393,544)     25,052,020     (29,654,237)

Cash flows from financing activities
Proceeds from long-term debt                                                           --       2,000,000       2,000,000
Payments under long-term debt                                                  (1,000,000)       (938,212)     (2,622,647)
Proceeds from issuance of stock, net of issuance costs                         67,897,178       1,559,602      57,522,153
Purchase of treasury stock                                                        (43,453)             --             (90)
Payments received on notes receivable from sale of common stock                   134,700           3,750         119,960
                                                                             --------------------------------------------
Net cash provided by financing activities                                      66,988,425       2,625,140      57,019,376
                                                                             --------------------------------------------

Net increase (decrease) in cash and cash equivalents                           11,612,000     (13,309,023)     (4,448,731)

Cash and cash equivalents at beginning of period                                3,598,493      16,907,516      21,356,247
                                                                             --------------------------------------------


Cash and cash equivalents at end of period                                   $ 15,210,493    $  3,598,493    $ 16,907,516
                                                                             ============================================

Supplemental disclosures of cash flow information:
     Noncash items:

     Conversion of note payable and accrued interest to common stock                   --              --    $  2,173,918
                                                                             ============================================
     Acquisition of treasury shares in lieu of payment of notes receivable             --              --    $    144,809
                                                                             ============================================
     Interest paid                                                           $    207,775    $    216,763    $    422,085
                                                                             ============================================

See accompanying notes.

Notes to Financial Statements

1. Description of Business

      Stereotaxis, Inc. (the Company) designs, manufactures, and markets an advanced cardiology instrument control system for the interventional treatment of arrhythmias and coronary artery disease. The Company also markets and sells various disposable interventional devices, including catheters, guidewires and other delivery devices, for use in conjunction with its system. By 2003, the Company had received U.S. and European regulatory approval for the core components of its system.

2. Summary of Significant Accounting Policies

   Cash and Cash Equivalents

      The Company considers all short-term deposits purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. As of December 31, 2006 and 2005, $713,865 and $625,104 of cash is restricted subject to satisfaction of certain conditions related to a delivered system.

   Investments

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's investment securities are classified as available-for-sale and are carried at market value, which approximates cost. Realized gains or losses, calculated based on the specific identification method, were not material for the years ended December 31, 2006, 2005 and 2004. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

   Property and Equipment

      Property and equipment consist primarily of computer, office and research and demonstration equipment equipment held for lease and leasehold improvements and are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives or life of the base lease term, ranging from three to ten years.

   Long-Lived Assets

      If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

   Intangible Assets

      Intangible assets consist of purchased technology arising out of collaboration with a strategic investor valued at the cost of acquisition on the acquisition date and amortized over its estimated useful life of 15 years. Accumulated amortization at December 31, 2006 and 2005 is $455,555 and $322,222, respectively. Amortization expense in 2006, 2005 and 2004 is $133,333 during each year, as determined under the straight-line method. The estimated future amortization of intangible assets is $133,333 annually through July 2018.

   Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period. Actual results could differ from those estimates.

   Revenue and Costs of Revenue

      For arrangements with multiple deliverables, the Company allocates the total revenue to each deliverable based on its relative fair value in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognize revenue for each separate element as the above criteria are met.

      Where installation is a required part of our contractual obligation to a customer but not considered a separate element, the Company recognizes systems revenue upon installation, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collection of the related receivable is reasonably ensured. When installation is required for revenue recognition, the determination of acceptance is made by the Company's employees based on criteria set forth in the terms of the sale. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, the Company recognizes revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separable unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. The Company recognizes revenue from disposable device sales or accessories upon shipment, and an appropriate reserve for returns is established. The Company recognizes fees earned on the shipment of product to customers as revenue and recognizes costs incurred on the shipment of product to customers as cost of revenue.

      Costs of revenue include direct product costs, installation labor and other costs, estimated warranty costs, and training and product maintenance costs and are recorded at the time of sale. The Company also includes in cost of revenue any expected loss related to executed contracts in the period in which the loss becomes known. In the years ended December 31, 2005 and 2004 the Company incurred $135,560 and $103,494, respectively, for costs in excess of contractual revenue, primarily on certain system sales.

   Research and Development Costs

      Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic partners under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

   Stock-Based Compensation

      Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified prospective transition method to account for its grants of stock options, stock appreciation rights, restricted shares and its employee stock purchase plan. SFAS 123(R) supersedes the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25") and requires recognition of an expense when goods or services are provided. SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. Prior to January 1, 2006, the Company accounted for those plans under the provisions of APB Opinion No. 25, and related interpretations in accounting for stock-based employee compensation as permitted by SFAS 123, Accounting for Stock-Based Compensation. Prior to the adoption of SFAS 123(R), stock-based compensation for grants of stock options was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123. Results for prior periods have not been restated.

      Under the modified prospective transition method of SFAS 123(R), the Company recognized stock-based compensation expense related to 1) the remaining unvested portion of all stock option, stock appreciation rights and restricted share awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option, stock appreciation rights and restricted share awards modified or granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company utilizes the Black-Scholes valuation model to determine the fair value of share-based payments at the date of grant with the following inputs: 1) expected dividend rate of 0%; 2) expected volatility of 50% based on the Company's historical volatility and a review of the volatilities of comparable companies; 3) risk-free interest rate based on the Treasury yield on the date of grant and; 4) expected term for grants made subsequent to the adoption of SFAS 123(R) determined in accordance with Staff Accounting Bulletin No. 107 using the simplified method ranging from 3.75 to 5.5 years. The resulting compensation expense is recognized over the requisite service period, generally one to four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company's historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

      Stock options or stock appreciation rights issued to non-employees, including individuals for scientific advisory services, are recorded at their fair value as determined in accordance with SFAS 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services, and recognized over the service period for those options with graded vesting. Deferred compensation for options granted to non-employees is periodically remeasured through the vesting or forfeiture date.

      Restricted shares granted to employees are valued at the fair market value at the date of grant. The Company amortizes the amount to expense over the service period on a straight-line basis for those shares with graded vesting. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Under APB 25, if the shares granted were subject to variable performance criteria, the compensation expense was periodically remeasured through the vesting or forfeiture date.

      Shares purchased by employees under the 2004 Employee Stock Purchase Plan are considered to be compensatory and are accounted for in accordance with SFAS 123(R). Under APB Opinion 25, these shares were not considered to be compensatory and were not included in expense but were included in the pro forma expense calculation.

      As a result of adopting SFAS 123(R), the Company recorded approximately $4.3 million of share based compensation expense during year ended December 31, 2006. As a result, the Company's net loss for the year ended December 31, 2006 was approximately $2.0 million lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Net loss per share for the year ended December 31, 2006 was $0.06 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

      At December 31, 2006, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company's stock award plans but not yet recognized was approximately $8.3 million, net of estimated forfeitures of approximately $1.7 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures.

   Net Loss per Share

      Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

      The Company has deducted shares subject to repurchase from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding convertible preferred stock, options, stock appreciation rights, warrants, shares subject to repurchase and unearned restricted shares from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. All of the Company's shares of preferred stock outstanding immediately prior to the Company's initial public offering in August 2004 were converted into 19,282,325 shares of common stock. As of December 31, 2006, the Company had 2,403,507 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $7.08 per share and 510,626 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.52 per share.

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

   Product Warranty Provisions

      The Company's standard policy is to warrant all NIOBE systems against defects in material or workmanship for one year following installation. The Company's estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. A regular review of warranty obligations is performed to determine the adequacy of the reserve and adjustments are made to the estimated warranty liability as appropriate.

      During the year ended December 31, 2006, the Company expensed approximately $237,000 related to a warranty obligation for a system installed at a hospital whose President and Chief Executive Officer is a member of our board of directors.

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

      One customer, Siemens AG, Medical Solutions and its affiliated entities, as our distributor, accounted for $5,941,884, $4,392,349 and $3,996,568, or 22%,
29% and 21%, of total net sales for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 this customer had a balance due to us of $1,708,000.

   Comprehensive Income (Loss)

      Comprehensive income (loss) generally represents all changes in stockholders' equity except those resulting from investments by stockholders, and includes the Company's unrealized income (loss) on marketable securities of $46,769 and ($50,532) at December 31, 2006 and 2005, respectively.

   Reclassifications

      Certain  amounts  in  the  prior  year  financial   statements  have  been
reclassified to conform to current year presentation with no impact to reported net income.

     Recent Accounting Pronouncements

     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity's uncertain tax positions. FIN 48 is effective for us beginning January 1, 2007. We do not expect the adoption of FIN 48 to have a significant impact on our financial position or results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a significant impact on our financial position or results of operations.

3. Investments

      The following table summarizes available-for-sale securities included in short and long-term investments as of the respective dates:

                                            December 31, 2006                                 December 31, 2005
                                            -----------------                                 -----------------

                                                                    Fair                                                 Fair
                                    Cost        Unrealized          Value          Cost           Unrealized             Value
                                -------------------------------------------------------------------------------------------------

                                              Gains    Losses                                  Gains      Losses
                                              -----    ------                                  -----      ------
      Short-term investments:
      Corporate debt            $ 1,844,463   $   --   $ (475)   $ 1,843,988   $ 1,813,664   $      --   $ (22,294)   $ 1,791,370
      U.S. government
      agency                      9,274,072    2,559               9,276,631     5,368,042                 (22,318)     5,345,724
      Commercial paper            7,558,765      494       --      7,559,259                                    --
      Certificates of
      deposit                     2,092,674       --     (421)     2,092,253
      Auction rate
      securities                  1,001,157       --       --      1,001,157
                                -------------------------------------------------------------------------------------------------

      Total                     $21,771,131   $3,053   $ (896)   $21,773,288   $ 7,184,706   $           $ (44,612)   $ 7,137,094
                                =================================================================================================

      The Company views its available-for-sale portfolio as available for use in its current operations.

4. Inventory

      Inventory consists of:

                                                             December 31,
                                                         2006           2005
                                                     --------------------------
      Raw Materials                                  $ 2,501,312    $ 2,803,516
      Work in Process                                     29,443        111,632
      Finished Goods                                   5,966,525      6,533,082
      Reserve for obsolescence                          (211,455)       (43,438)
                                                     --------------------------
                                                     $ 8,285,825    $ 9,404,792
                                                     ==========================

5. Prepaid Expenses and Other Assets

      Prepaid and other assets consists of:

                                                            December 31,
                                                         2006           2005
                                                     --------------------------
      Prepaid Expenses                               $ 1,424,224    $ 3,129,967
      Other Assets                                     1,478,101      2,126,640
                                                     --------------------------
                                                       2,902,325      5,256,607
      Less:  Long-term other assets                     (321,552)      (127,755)
                                                     --------------------------
      Total prepaid expenses and other assets        $ 2,580,773    $ 5,128,852
                                                     ==========================

6. Property and Equipment

      Property and equipment consist of the following:

                                                             December 31,
                                                         2006           2005
                                                     --------------------------
      Equipment                                      $ 5,307,519    $ 3,876,947
      Equipment held for lease                           303,412        303,412
      Leasehold improvements                           1,309,715      1,162,582
                                                     --------------------------
                                                       6,920,646      5,342,941
      Less accumulated depreciation                   (2,790,351)    (2,264,628)
                                                     --------------------------
                                                     $ 4,130,295    $ 3,078,313
                                                     ==========================

      Equipment held for lease at December 31, 2006 consisted of medical devices provided to customers under operating lease arrangements, whereby the Company was the lessor. Amounts prepaid under the five-year operating leases are included in deferred revenue until earned over the term of the lease.

7. Related Party Transactions

      In November 2005, the Company entered into a six-month commitment with certain affiliated investors providing for the availability of $20 million in unsecured borrowings. The lenders received five-year warrants to purchase shares of the Company's common stock upon commitment of the funds. The Company recorded the fair value of $938,850 to paid in capital and has amortized the expense over the 6-month term of the commitment. During 2006 and 2005, the Company expensed $674,312 and $264,538, respectively, related to these warrants. The facility expired in May 2006.

8. Accrued Liabilities

      Accrued liabilities consist of the following:

                                                              December 31,
                                                           2006          2005
                                                       -------------------------

         Accrued salaries, bonus, and benefits         $ 3,495,023   $ 2,519,080
         Accrued research and development                3,471,094     1,189,107
         Accrued legal and other professional fees         323,224     1,025,961
         Other                                           2,735,890       914,545
                                                       -------------------------
                                                       $10,025,231   $ 5,648,693
                                                       =========================

9. Long-Term Debt

     Long-term debt consists of the following:

                                                            December 31,
                                                         2006           2005
                                                     --------------------------
         Revolving credit agreement, due April 2007  $ 1,000,000    $ 1,000,000
         April, 2004 term note, due June 2007            333,333      1,000,000
         November, 2005 term note, due November 2008     638,889        972,222
                                                     --------------------------
                                                       1,972,222      2,972,222
         Less current maturities                      (1,666,666)    (1,000,000)
                                                     --------------------------
                                                     $   305,556    $ 1,972,222
                                                     ==========================

      Under the terms of the Company's Revolving Credit Agreement with its primary lender effective as at December 31, 2006, the Company had a maximum borrowing capacity of $10,000,000. Borrowings under the

Revolving Credit Agreement are subject to monthly interest at the lender's prime rate plus 1.25% and are due in full in April 2007. The Company is required to maintain a ratio of "quick" assets (cash, cash equivalents, accounts receivable and short term investments) to current liabilities (less deferred revenue) of at least 1.25 to 1.0. Remaining available borrowing capacity at December 31, 2006 was $8,992,250. This agreement was subsequently amended in March 2007 as described in Note 18. As of December 31, 2006, the Company is in compliance with all covenants.

      In October 2002, the Company entered into a term note due in September 2005 with its primary lender for $1,000,000 (October 2002 term note). This note was paid in full in September 2005.

      In April 2004, the Company entered into a term note due in June 2007 with its primary lender for $2,000,000, which was drawn down in June 2004 (April 2004 term note). The Company is required to make equal monthly payments of principal and interest, at 7%, through June 2007.

      In November 2005, the Company entered into a term note due in November 2008 with its primary lender for $1,000,000 which was drawn down in November 2005 (November 2005 term note). The Company is required to make equal monthly payments of principal plus interest at prime plus 1.5% through November 2008.

      The Revolving Credit Agreement, April 2004 term note and November 2005 term note (collectively, the Credit Agreements) are secured by substantially all of the Company's assets. The Company is also required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

      In November 2005, the Company entered into a six-month commitment with certain affiliates providing for the availability of up to $20 million in unsecured borrowings. This commitment was available to be drawn against at any time through May 10, 2006, the initial six-month commitment period. The commitment period, as well as the maturity date on any funds drawn under the commitment, was subject to one six-month extension, through November 2006, at the Company's sole election. The lenders received five-year warrants to purchase shares of the Company's common stock upon commitment of the funds. The Company did not draw funds under this agreement nor did it extend the commitment period beyond its May 2006 expiration.

      Contractual principal maturities of long-term debt at December 31, 2006 are as follows:

                          2007            1,666,666
                          2008              305,556
                                        -----------
                                         $1,972,222
                                        ===========

10. Lease Obligations

      The Company leases its facilities under operating leases. For the years ended December 31, 2006, 2005, and 2004 rent expense was $1,182,107, $942,937, and $857,533 respectively.

      In January 2006, the Company moved its primary operations into new facilities. The new facility is subject to a 10 year lease, expiring in 2015. Under the terms of the lease, the Company has options to expand its space and to renew for up to six additional years. The lease contains an escalating rent provision which the Company has straight-lined over the term of the lease.

The future minimum lease payments under noncancelable leases as of December 31, 2006 are as follows:

                                                   Operating
                           Year                      Lease
               ------------------------------------------------

               2007                                     935,304
               2008                                     897,800
               2009                                     900,224
               2010                                     934,316
               2011                                     846,180
               Beyond 2011                            3,589,274
                                                     ----------
               Total minimum lease payments          $8,103,098
                                                     ==========

11. Stockholders' Equity

      Public Offerings of Common Stock

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

      In February 2006, the Company completed an underwritten take-down of our common stock from our shelf registration in which we issued and sold 5,500,000 shares of its common stock at $12.00 per share, including the underwriters' exercise of an option to purchase an additional 500,000 shares. In conjunction with these transactions, the Company received approximately $61.7 million in net proceeds after deduction of underwriting discounts and commissions and payment of estimated offering expenses.

      Common Stock

      In July 2004, the Company completed a 1-for-3.6 reverse stock split affecting all of its outstanding shares of common stock. As a result of this split, the conversion ratio of our convertible preferred stock into common stock was adjusted accordingly. Upon the closing of the initial public offering of the Company's stock all of the shares of preferred stock automatically converted into shares of common stock.

      The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the our Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2006.

      The Company has reserved shares of common stock for the exercise of warrants, the issuance of options granted under the Company's stock option plan and its stock purchase plan as follows:

                                                   December 31,
                                                2006         2005
                                            ------------------------

            Warrants                           510,626     1,369,436
            Stock option plan                2,795,907     2,668,971
            Employee Stock Purchase Plan       173,319       248,236
                                            ------------------------
                                             3,479,852     4,286,643
                                            ========================

      Notes Receivable, Common Stock

      At December 31, 2006 the Company had no outstanding notes receivable related to common stock. As of December 31, 2005, the Company had outstanding promissory notes from an officer, a member of the Board of Directors and a consultant, including accrued and unpaid interest totaling $180,619 related to the sale of common stock to such individuals. The notes were full-recourse and were also secured by the underlying stock. These notes bore interest at a range from 7.0% to 7.5% per annum and were due and paid in full during 2006. These notes receivable are reflected on the balance sheets as a component of stockholders' equity as of December 31, 2005.

      Stock Award Plans

      The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In 2002, the Board of Directors adopted a stock incentive plan (the 2002 Stock Incentive Plan) and a nonemployee directors' stock plan (2002 Director Plan). In 1994, the Board of Directors adopted the 1994 Stock Option Plan. Each of these plans was subsequently approved by the Company's stockholders. At December 31, 2006 and 2005, the Board of Directors has reserved a total of 2,795,907 and 2,668,971 shares respectively, of the Company's common stock to provide for current and future grants under the 2002 Stock Incentive Plan and the 2002 Director Plan and for all current grants under the 1994 Stock Option Plan. In 2002, the Board of Directors adopted a provision providing for an annual increase in the number of shares reserved for stock options of the lesser of 3.25% of outstanding common shares or 833,333 shares, on January 1 of each year through January 1, 2007.

      The 2002 Stock Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares to employees, Board members, and consultants. Options granted under the 2002 Stock Incentive Plan expire no later than ten years from the date of grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of each non-qualified option shall not be less than 85% of the fair value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary, but incentive stock options generally vest 25% on the first anniversary of each grant and 1/48 per month over the next three years. Non-qualified stock options generally vest ratably over a period of two to four years. Stock appreciation rights granted under the 2002 Stock Incentive Plan generally vest 25% on the first anniversary of such grant and 1/48 per month over the next three years and expire no later than five years from the date of grant. The Company generally issues new shares upon the exercise of stock options and stock appreciation rights.

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

      As of December 31, 2006, 2005 and 2004, 1,566,886, 1,360,621 and 1,362,239
options and stock appreciation rights were vested and outstanding under all stock plans, respectively.

      A summary of the options outstanding is as follows:

                                                                           Weighted
                                         Number of        Range of       Average Price
                                           Shares      Exercise Price      per Share
                                         ---------------------------------------------
        Outstanding, December 31, 2003    1,676,220     $0.25-$5.94         $ 4.29
        Granted                             935,553     $4.75-$11.54        $ 7.49
        Repurchased                             115     $0.78               $ 0.78
        Exercised                          (135,387)    $0.25-$5.94         $ 2.84
        Forfeited                          (223,331)    $0.54-$7.02         $ 6.33
                                         ----------
        Outstanding, December 31, 2004    2,253,170     $0.25-$11.54        $ 5.50
        Granted                             687,050     $7.20-$10.09        $ 8.05
        Exercised                          (282,527)    $0.25-$7.02         $ 4.81
        Forfeited                          (201,205)    $1.37-$11.54        $ 8.02
                                         ----------
        Outstanding, December 31, 2005    2,456,488     $0.25-$11.54        $ 6.09
        Granted                             367,500     $9.90-$12.35        $11.45
        Exercised                          (329,593)    $0.25-$11.54        $ 4.09
        Forfeited                           (90,888)    $5.94-$12.03        $ 8.87
                                         ----------
        Outstanding, December 31, 2006    2,403,507     $0.25-$12.35        $ 7.08
                                         ==========

      As of December 31, 2006, 2005 and 2004, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was
5.7 years, 7.0 years and 8.1 years, respectively. Of the 2,403,507 options and stock appreciation rights that were outstanding as of December 31, 2006, 1,566,886 were vested and exercisable with a weighted average exercise price of $5.93 per share and a weighted average remaining term of 5.9 years.

A summary of the options outstanding by range of exercise price is as follows:

                                               Year Ended December 31, 2006
                     ----------------------------------------------------------------------------
                                         Weighted        Weighted       Number of        Weighted
                                          Average         Average        Options          Average
Range of Exercise        Options         Remaining       Exercise       Currently        Exercise
  Prices               Outstanding         Life            Price       Exercisable         Price
                     ----------------------------------------------------------------------------
       $0.25 - $1.62      160,251        4.3 years         $1.32         160,251           $1.32
       $4.75 - $7.99    1,683,879        5.7 years          6.44       1,274,989            6.15
      $8.00 - $12.35      559,377        6.0 years         10.64         131,646            9.41
                     ----------------------------------------------------------------------------
                        2,403,507        5.7 years         $7.08       1,566,886           $5.93

      The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the 2,095,857 options that were in-the-money at December 31, 2006. The intrinsic value of the options outstanding at December 31, 2006 was approximately $8.2 million based on a closing share price of $10.32 on December 31, 2006. The intrinsic value of fully vested options and stock appreciation rights vested and outstanding at December 31, 2006 was approximately $6.9 million based on a closing price of $10.32 on December 31, 2006. During the year ended December 31, 2006, the aggregate intrinsic value of options exercised under the Company's stock option plans was approximately $2.2 million.

      During  the  year  ended   December   31,  2006,   the  Company   realized
approximately $1.3 million from the exercise of stock options.

      The 2002 Stock Incentive Plan allows for the grant of restricted shares to employees. These grants expire no later than five years from the date of grant. Restricted share grants under the 2002 Stock Incentive Plan are either time-based or performance-based. Time-based restricted shares generally vest 25% on each anniversary of such grant. Performance-based restricted shares vest upon the achievement of performance objectives which are determined by the Company's Compensation Committee.

      A summary of the restricted share grant activity for the year ended December 31, 2006 is as follows:

                                                                   Weighted
                                                  Number of     Average Grant
                                                   Shares      Price per Share
                                                --------------------------------
         Outstanding, December 31, 2005            359,100          $7.70
         Granted                                   432,610          $11.46
         Vested                                    (22,560)         $7.91
         Forfeited                                 (89,606)         $9.56
                                                ----------
         Outstanding, December 31, 2006            679,544          $9.84
                                                ==========

A summary of the restricted stock outstanding as of December 31, 2006 is as follows:

                                                            Number of
                                                             Shares
                                                            ---------
                 Time based restricted shares                188,924
                 Performance based restricted shares         490,620
                                                            --------
                 Outstanding, December 31, 2006              679,544
                                                            ========

      The intrinsic value of restricted shares outstanding at December 31, 2006 was approximately $7.0 million based on a closing share price of $10.32 as of December 31, 2006. During the year ended December 31,

2006,   the  aggregate   intrinsic   value  of  restricted   shares  vested  was
approximately $68,000 determined at the date of vesting.

      2004 Employee Stock Purchase Plan

      Upon the effectiveness of the initial public offering in August 2004, the Company adopted its 2004 Employee Stock Purchase Plan and reserved 277,777 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning January 1, 2005 with an initial purchase date of June 30, 2005. Eligible employees have the opportunity to participate in a new purchase period every 6 months. Under the terms of the plan, employees can purchase shares of stock at 85% of the fair market value of the stock at the beginning or the end of the purchase period. Eligible employees have the opportunity to participate in a new purchase period every six months.

      Pro Forma Net Loss

      The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                                    Year Ended December 31,
                                                     2005             2004
                                               ------------------------------
   Net loss, as reported                        $(43,557,835)   $ (27,257,469)
   Add total stock-based compensation cost
     included in net loss                            747,412          452,130
   Deduct total stock-based compensation
     expense under fair value method              (3,374,460)      (2,873,162)
                                               ------------------------------
   Pro forma net loss                           $(46,184,883)    $(29,678,501)
                                               ==============================

   Net loss per share, basic and diluted, as
     reported                                         $(1.60)          $(2.38)
   Net loss per share, basic and diluted, pro
     forma                                            $(1.69)          $(2.59)

      For purposes of the above proforma disclosure, the fair value of each option or stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the years ended 2005 and 2004: dividend yield of 0%, expected volatility ranging from 50% to 120%, risk free interest rates ranging from 1.09% to 5.28% an initial expected life ranging from five to ten years.

      Deferred Compensation

      At December 31, 2005, deferred compensation was recorded as a separate component of stockholders' equity and subsequently reclassified to additional paid-in-capital upon the adoption of SFAS 123(R) in 2006.

      Warrants

      Prior to its public offering in 2004, the Company issued warrants to purchase 418,819 shares of common stock at $7.81 per share exercisable through December 2006, warrants to purchase 446,063 shares of common stock at $7.81 exercisable through December 2007, warrants to purchase 298,936 shares of common stock at $10.55 per share exercisable through February 2009 in connection with a corresponding issuance of convertible preferred stock. During 2005, the Company issued warrants to purchase 306,418 shares of common stock at $6.53 in conjunction a commitment for unsecured borrowing capacity from two affiliated investors. Such warrants are exercisable through November 2010. The fair value of the warrants was credited to additional paid-in capital was recognized as commitment fees over the term of the agreement.

      During 2006 and 2005, warrants for 858,810 and 72,507 shares, respectively, were exercised. Certain of these shares were exercised under the cashless exercise provision of the warrant agreements for a net issuance of 638,472 and 14,888 shares of common stock during 2006 and 2005, respectively.

12. Income Taxes

      The provision for income taxes consists of:

                                           Year Ended December 31,
                                     2006            2005            2004
                                 --------------------------------------------
      Deferred tax benefit:
       Federal                   $ 14,321,316    $ 14,654,439    $  9,502,076
       State and local              2,384,413       2,361,140         950,374
                                 --------------------------------------------
                                 $ 16,705,729    $ 17,015,579      10,452,450
      Valuation allowance        $(16,705,729)   $(17,015,579)    (10,452,450)
                                 --------------------------------------------
                                 $         --    $         --     $        --
                                 ============================================

      The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

                                                     Year Ended December 31,
                                                 2006         2005        2004
                                               --------------------------------

      U.S. statutory income tax rate             34.0%        34.0%       34.0%
      State and local taxes, net of federal
        tax benefit                               3.4%         3.6%        3.6%
      Permanent differences between book and
        tax and other                            (1.5%)       (0.2%)      (1.5%)
      Research credits                            0.6%         1.7%        2.2%
      Valuation allowance                       (36.5%)      (39.1%)     (38.3%)
                                               -------------------------------

      Effective income tax rate                   0.0%         0.0%        0.0%
                                               ===============================

      In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, limitations imposed by Section 382 of the Internal Revenue Code and projections for future losses over periods which the deferred tax assets are deductible, the Company determined that a 100% valuation allowance of deferred tax assets was appropriate. Accordingly, a 100% valuation allowance has been established. The valuation allowance for deferred tax assets includes approximately $0.4 million for which subsequently recognized tax benefits will be applied directly to contributed capital.

      The components of the deferred tax asset are as follows:

                                                         December 31,
                                                    2006            2005
                                                ----------------------------

   Current accruals                             $    566,765    $    710,833
   Depreciation and amortization                   1,525,704       1,169,265
   Deferred compensation                           1,626,847         887,519
   Net operating loss carryovers                  72,276,229      56,362,965
   Other                                                 361         125,492
   Research and development credit carryovers      3,702,394       3,434,860
                                                ----------------------------
                                                  79,698,300      62,690,934
   Valuation allowance                           (79,698,300)    (62,690,394)
                                                ----------------------------
                                                $         --    $         --
                                                ============================

      As of December 31, 2006, the Company has federal net operating loss carryforwards of $192,224,000. The net operating loss carryforwards will expire at various dates beginning in 2007, approximately $2,913,000 will expire between 2007 and 2010 and approximately $189,311,000 will expire between 2011 and 2026, if not utilized. As of December 31, 2006, the Company had federal research and development credit carryforwards of $3,702,000, which may be subject to limitations and will expire at various dates beginning in 2007, approximately $59,000 will expire between 2007 and 2010 and $3,643,000 will expire between 2011 and 2026, if not utilized.

13. Net Loss per Share

      The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

                                                               Year Ended
                                                              December 31,
                                                  2006            2005            2004
                                             --------------------------------------------
    Basic and diluted:
      Net loss                               $(45,719,770)   $(43,557,835)   $(27,257,469)
    Weighted average common
      shares outstanding                       32,979,403      27,312,041      11,502,781
    Less weighted average shares
      subject to repurchase                             0         (10,219)        (32,471)
                                             --------------------------------------------
    Weighted average shares used in
      basic and diluted net loss per share     32,979,403      27,301,822      11,470,310
                                             ============================================

    Net loss per share                       $      (1.39)   $      (1.60)   $      (2.38)
                                             ============================================

      The following table sets forth the number of common shares that were excluded from the computation of earnings per share because their inclusion would have been anti-dilutive as follows:

                                                                December 31,
                                                     2006           2005           2004
                                                  ---------------------------------------
        Shares outstanding
           Restricted shares                        651,288        308,105             --
          Common stock subject to repurchase             --             --          8,681
        Shares issuable upon exercise of:
           Options to purchase common stock       2,403,507      2,456,488      2,253,170
           Warrants                                 510,626      1,369,436      1,135,526
                                                  ---------------------------------------
                                                  3,565,421      4,134,029      3,397,377
                                                  =======================================

14. Employee Benefit Plan

      The Company offers employees the opportunity to participate in a 401(k) plan to which the Company matches employee contributions dollar for dollar up to 3% of the employee's salary during the employee's period of participation. For the years ended December 31, 2006, 2005 and 2004, the Company expensed $492,142, $450,370 and $361,008, respectively, related to the plan.

      Beginning in 2005, the Company offered employees the opportunity to participate in an Employee Stock Purchase Plan. Under the terms of the plan, employees can purchase up to $12,500 of the Company's common stock during each of two six-month purchase periods per year. Such shares are purchased at a 15% discount to the lower of the market price at the beginning or the end of the purchase period. As of December 31, 2006 and 2005, 104,458 and 29,541 shares, respectively, had been purchased under this plan.

15. Commitments and Contingencies

      The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations, or liquidity of the Company.

      The Company has entered into two letters of credit to support certain purchase and other commitments in the amount of approximately $2.6 million.

16. Quarterly Data (Unaudited)

      The following tabulations reflect the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:


                                                                    Basic and
                            Net         Gross          Net         Diluted Loss
                           Sales        Profit         Loss         Per Share
                        -------------------------------------------------------

       2006
       First quarter    $ 1,731,793   $  499,802   $(14,595,306)    $  (0.47)
       Second quarter     3,814,020    1,631,595    (13,610,529)       (0.41)
       Third quarter      7,640,313    3,964,791    (11,353,573)       (0.34)
       Fourth quarter    14,005,580    8,202,769     (6,160,362)       (0.18)

       2005
       First quarter    $ 5,086,401   $2,649,041   $ (7,338,363)    $  (0.27)
       Second quarter     6,146,226    2,948,777    (11,333,477)       (0.42)
       Third quarter      1,688,339      896,903    (11,906,295)       (0.44)
       Fourth quarter     2,105,424      810,963    (12,979,700)       (0.47)

17. Segment Information

      The Company considers reporting segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company's system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment.

      Geographic revenue is as follows:

                                    Year Ended December 31,
                                 2006          2005          2004
                             ---------------------------------------

             United States   $17,122,214   $10,998,617   $12,578,610
             International    10,069,492     4,027,773     6,238,250
                             ---------------------------------------
             Total           $27,191,706   $15,026,390   $18,816,860
                             =======================================

      All of the Company's long-lived assets are located in the United States.

18. Subsequent Event

      In March 2007 the Company amended its credit agreement with its primary lending bank. The amended agreement retains substantially all of the same terms and conditions as the agreement in place at December 31, 2006, but increases the maximum borrowing capacity to $25 million, an increase of $15 million, and provides for an additional $2 million in equipment advances to be drawn prior to June 30, 2007. In the event the Company's quick asset ratio (as defined in the agreement) falls below 1.75 to 1, the Company would also be required to maintain certain operating performance measures. The maturity date of the revolving line of credit is extended to March 2009 and the interest rate is adjusted to the lender's prime rate plus either 0.25% or 0.75%, depending on a defined liquidity measure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

      As of December 31, 2006, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the report that it files or submits under the Exchange Act.

      Internal Control over Financial Reporting: The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2006. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management's assessment of internal control over financial reporting, which can be found below.

      Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company's internal controls over financial reporting during the period that is covered by this report that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Stereotaxis, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Stereotaxis, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stereotaxis, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Stereotaxis, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stereotaxis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stereotaxis, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, of Stereotaxis, Inc., and our report dated March 12, 2007, expressed an unqualified opinion thereon.

                                                           /s/ Ernst & Young LLP

St. Louis, Missouri
March 12, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

      Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), no later than April 30, 2007, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

      Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees effective August 1, 2004 as amended from time to time. Stockholders may request a free copy of our Code of Business Conduct and Ethics from our Chief Financial Officer as follows:

      Stereotaxis, Inc.
      Attention: James M. Stolze
      4320 Forest Park Avenue, Suite 100
      St. Louis, MO 63108
      314-678-6100

      To the extent required by law or the rules of the NASDAQ Stock Market, any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website (www.stereotaxis.com) in accordance with SEC rules.

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

      The  following  table  summarizes   certain   information   regarding  our
securities that may be issued pursuant to our equity compensation plans as of December 31, 2006.

                                                                         Number of securities
                        Number of securities    Weighted-average    remaining available for future
                         to be issued upon     exercise price of         issuance under equity
                            exercise of           outstanding             compensation plans
                        outstanding options,   options, warrants    (excluding securities reflected
   Plan Category        warrants and rights        and rights              in column (a))(1)

---------------------------------------------------------------------------------------------------
                                (a)                   (b)                         (c)
      Equity
compensation plans
   approved by
 security holders            2,403,507               $ 7.08                     563,818

      Equity
compensation plans
 not approved by
 security holders                   --                   --                          --
                        ---------------------------------------------------------------------------
       Total                 2,403,507               $ 7.08                     567,519
                        ===========================================================================

(1) Includes 173,319 shares reserved for issuance under the 2004 Employee Stock Purchase Plan. Excludes automatic annual increase to shares by which on January 1 of 2007, the lesser of (i) 3.25% of the total outstanding shares as of each such date or (ii) 833,333 shares will be allocated to the 2002 Stock Incentive Plan. Number of shares of common stock is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled "Certain Relationships and Related Person Transactions and Director Independence" in our Proxy Statement.

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

            (3)   Exhibits

                  See Exhibit Index appearing on page 90 herein.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STEREOTAXIS, INC.
                                          (Registrant)

Date: March 13, 2007                      By:  /s/ Bevil J. Hogg
                                             -----------------------
                                             Bevil J. Hogg,
                                             Chief Executive Officer

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

                   Signature                                        Title                               Date
-----------------------------------------------    ----------------------------------------    ------------------------
             /s/ FRED A. MIDDLETON                 Chairman of the Board of Directors               March 13, 2007
-----------------------------------------------
               Fred A. Middleton

               /s/ BEVIL J. HOGG                   Chief Executive Officer                          March 13, 2007
-----------------------------------------------    (principal executive officer)
                 Bevil J. Hogg

              /s/ JAMES M. STOLZE                  Vice President and Chief Financial Officer       March 13, 2007
-----------------------------------------------    principal financial officer and
                James M. Stolze                    (principal accounting officer)

-----------------------------------------------
               /s/ ABHI ACHARYA
-----------------------------------------------    Director                                         March 13, 2007
                 Abhi Acharya

             /s/ CHRISTOPHER ALAFI                 Director                                         March 13, 2007
-----------------------------------------------
               Christopher Alafi


              /s/ DAVID W. BENFER                  Director                                         March 13, 2007
-----------------------------------------------
                David W. Benfer

            /s/ RALPH G. DACEY, JR.                Director                                         March 13, 2007
-----------------------------------------------
              Ralph G. Dacey, Jr.

            /s/ GREGORY R. JOHNSON                 Director                                         March 13, 2007
-----------------------------------------------
              Gregory R. Johnson

             /s/ WILLIAM M. KELLEY                 Director                                         March 13, 2007
-----------------------------------------------
               William M. Kelley

             /s/ ABHIJEET J. LELE                  Director                                         March 13, 2007
-----------------------------------------------
               Abhijeet J. Lele

           /s/ WILLIAM C. MILLS III                Director                                         March 13, 2007
-----------------------------------------------
             William C. Mills III

             /s/ ROBERT J. MESSEY                  Director                                         March 13, 2007
-----------------------------------------------
               Robert J. Messey

            /s/ ERIC N. PRYSTOWSKY                 Director                                         March 13, 2007
-----------------------------------------------
              Eric N. Prystowsky

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                            Additions
                                               Balance at   Charged to                 Balance at
                                               Beginning     Cost and                  the End of
                                                Of Year      Expenses    Deductions       Year
                                               --------------------------------------------------
Allowance for doubtful accounts and returns:
  Year ended December 31, 2006                 $   29,576   $  248,280   $ (187,140)   $   90,716
  Year ended December 31, 2005                    146,223      132,221     (248,868)       29,576
  Year ended December 31, 2004                    116,725      151,971     (122,473)      146,223

Allowance for inventories valuation:
  Year ended December 31, 2006                 $   43,438   $  627,604   $ (459,586)   $  211,456
  Year ended December 31, 2005                    112,755      207,126     (276,443)       43,438
  Year ended December 31, 2004                    105,752       59,844      (52,841)      112,755

                                   EXHIBIT INDEX

Number     Description
------     -----------

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

4.13 Form of Warrant issued pursuant to that certain Note and Warrant Purchase Agreement, dated as of November 10, 2005, between the Registrant and the investors named therein, incorporated by reference to Exhibit 4.2 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2005.

10.1# 1994 Stock Option Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.1.

10.2a# 2002 Stock Incentive Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.2.

10.2b# Form of Incentive Stock Option Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.2c# Form of Non-Qualified Stock Option Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.2d# Form of Restricted Stock Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.2e# Form of Performance Share Award under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.2f# Form of Stock Appreciation Right Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.3a# 2004 Employee Stock Purchase Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.3.

10.3b# Form of Subscription Agreement for the 2004 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.4a# 2002 Non-Employee Directors' Stock Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.4.

10.4b# Amendment to 2002 Non-Employee Directors' Stock Plan, incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.4c# Form of Non-Qualified Stock Option Agreement under the 2002 Non-Employee Director Plan , incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.5# Restated Employment Agreement dated February 22, 2006 between Bevil J. Hogg and the Registrant (filed herewith).

10.6# Employment Agreement dated April 4, 2001 between Douglas M. Bruce and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.6.

10.7# Employment Agreement dated February 16, 2001 between Melissa Walker and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.7.

10.8# Employment Agreement dated April 17, 2002 between Michael P. Kaminski and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.8.

10.9# Letter Agreement and Employment Agreement dated May 26, 2004 between James M. Stolze and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.17.

10.10# Employment Agreement dated February 22, 2005 between Ruchir Sehra and the Registrant, incorporated by reference to Exhibit 10.39 of the Registrant's Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2005.

10.11# Summary of annual cash compensation of executive officers, dated March 12, 2007 (filed herewith).

10.12#   Summary  of  Non-Employee  Directors'  Compensation,   incorporated  by
         reference to Exhibit 10.15 of the Registrant's Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2005.

10.13 Collaboration Agreement dated June 8, 2001 between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.9.

10.14+ Extended Collaboration Agreement dated May 27, 2003 between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.14a Amendment to Collaboration Agreement dated May 5, 2006 between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.15+ Development and Supply Agreement dated May 7, 2002 between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.11.

10.16+ Amendment to Development and Supply Agreement dated November 3, 2003 between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.17 Settlement Agreement effective as of June 30, 2005 between the Registrant and the University of Virginia Patent Foundation, incorporated by reference to Exhibit 10.1 of the Registrant's current report on Form 8-K (File No. 000-50884) dated July 8, 2005.

10.18 Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.14.

10.19+ Letter Agreement, dated September 12, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.16.

10.20+ Japanese Market Development Agreement dated May 18, 2004 between the Registrant, Siemens Aktiengesellschaft and Siemens Asahi Medical Technologies Ltd., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.32.

10.21+ Office Lease dated November 15, 2004 between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant's Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2005.

10.22 Loan and Security Agreement dated January 31, 2002 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.21.

10.23 Loan Modification Agreement dated May 14, 2002 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.22.

10.24 Second Loan Modification Agreement dated July 11, 2002 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.23.

10.25 Loan and Security Agreement dated September 30, 2002 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.24.

10.26    Second  Loan  Modification   Agreement  dated  September  30,  2002  to
         Equipment Loan and Security Agreement dated January 31, 2002 and Third Loan Modification Agreement to Revolving Loan and

         Security Agreement dated March 19, 2002, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at
         Exhibit 10.25.

10.27 Third Loan Modification Agreement dated December 31, 2002 to Equipment Loan and Security Agreement dated January 31, 2002 and Fourth Loan Modification Agreement to Revolving Loan and Security Agreement dated March 19, 2002 and First Loan Modification Agreement to Equipment Loan and Security Agreement dated September 30, 2002 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.26.

10.28 Fourth Loan Modification Agreement dated April 2003 to Equipment Loan and Security Agreement dated January 31, 2002 and Fifth Loan Modification Agreement to Revolving Loan and Security Agreement dated March 19, 2002 and Second Loan Modification Agreement to Equipment Loan and Security Agreement dated September 30, 2002, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.27.

10.29 Loan and Security Agreement dated April 30, 2004 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.28.

10.31 Second Loan Modification Agreement, dated as of November 8, 2005, between Silicon Valley Bank and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2005.

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