Form 10-Q
period 2007-03-31
Stereotaxis, Inc.
filed 2007-05-10
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on April 30, 2007 was 36,836,671.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,444,382	$15,210,493
Short-term investments	2,993,211	21,773,288
Accounts receivable, net of allowance of $91,514 and $90,716 in 2007 and 2006, respectively	11,849,893	15,280,628
Current portion of long-term receivables	—	163,362
Inventory	10,019,323	8,285,825
Prepaid expenses and other current assets	1,635,426	2,580,773

Total current assets	72,942,235	63,294,369
Property and equipment, net	5,395,515	4,130,295
Intangible assets, net	1,511,111	1,544,444
Long-term receivables	400,740	—
Other assets	316,410	321,552

Total assets	$80,566,011	$69,290,660

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$1,500,000	$1,666,666
Accounts payable	5,030,490	5,555,121
Accrued liabilities	11,030,310	10,025,231
Deferred contract revenue	5,058,903	5,663,553

Total current liabilities	22,619,703	22,910,571
Long-term debt, less current maturities	222,223	305,556
Long-term deferred contract revenue	1,098,612	1,220,174
Other liabilities	459,908	65,367
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2007 and 2006, none outstanding at 2007 and 2006	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2007, and 2006; 36,846,794 and 34,755,397 issued at 2007 and 2006, respectively	36,847	34,755
Additional paid-in capital	270,789,228	248,908,918
Treasury stock, 40,151 at 2007 and 2006, respectively	(205,999)	(205,999)
Accumulated deficit	(214,454,944)	(203,950,839)
Accumulated other comprehensive income	433	2,157

Total stockholders’ equity	56,165,565	44,788,992

Total liabilities and stockholders’ equity	$80,566,011	$69,290,660

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue
Systems revenue	$7,207,443	$982,597
Disposables, service and accessories revenue	1,953,512	749,196

Total revenue	9,160,955	1,731,793
Cost of revenue	3,250,348	1,231,991

Gross margin	5,910,607	499,802
Operating expenses:
Research and development	5,694,691	6,129,870
General and administration	4,942,935	4,019,751
Sales and marketing	6,079,923	4,873,377

Total operating expenses	16,717,549	15,022,998

Operating loss	(10,806,942)	(14,523,196)
Interest income	382,454	480,992
Interest expense	(79,617)	(553,102)

Net loss	$(10,504,105)	$(14,595,306)

Net loss per common share:
Basic and diluted	$(0.31)	$(0.47)

Weighted average shares used in computing net loss per common share:
Basic and diluted	34,409,573	31,155,200

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,504,105)	$(14,595,306)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	312,268	266,327
Amortization (accretion)	(64,289)	485,897
Noncash compensation	1,245,884	909,719
Noncash interest receivable	162,755	17,840
Gain on asset disposal	—	4,036
Changes in operating assets and liabilities:
Accounts receivable	3,430,735	1,133,136
Long-term receivables	(237,378)	(6,955)
Inventories	(1,733,498)	(1,444,660)
Prepaid expenses and other current assets	945,347	403,477
Other assets	5,142	1,992
Accounts payable	(524,631)	(683,040)
Accrued liabilities	1,005,079	(830,872)
Deferred contract revenue	(726,212)	321,112
Other	394,541	(2,037)

Net cash used in operating activities	(6,288,362)	(14,019,334)

Cash flows from investing activities:
Purchase of equipment	(1,577,488)	(1,086,413)
Sale of equipment	—	5,321
Proceeds from the maturity/sale of available-for-sale investments	19,700,000	3,742,217
Purchase of available-for-sale investments	(986,780)	(11,699,576)

Net cash provided by (used in) investing activities	17,135,732	(9,038,451)

Cash flows from financing activities:
Payments under long-term debt	(249,999)	(250,000)
Proceeds from issuance of stock and warrants, net of issuance costs	20,636,518	62,577,922
Purchase of treasury stock	—	(29,990)

Net cash provided by financing activities	20,386,519	62,297,932

Net increase in cash and cash equivalents	31,233,889	39,240,147
Cash and cash equivalents at beginning of period	15,210,493	3,598,493

Cash and cash equivalents at end of period	$46,444,382	$42,838,640

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for future operating periods. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2007 for the year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to the 2007 presentation.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations.

Pending Accounting Pronouncements

In February 2007, The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period as described below.

The Company has deducted unearned restricted shares from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding options, stock appreciation rights and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. As of March 31, 2007, the Company had 3,092,521 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $7.99 per share and 510,626 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.52 per share. The Company had a weighted average of 676,673 unearned restricted shares excluded from the calculation of net loss per common share for the three months ended March 31, 2007.

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

The Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The resulting compensation expense is recognized over the requisite service period, which is generally one to four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

Stock options and stock appreciation rights issued to non-employees, including individuals for scientific advisory services, are recorded at their fair value as determined in accordance with SFAS 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services, and recognized over the service period. Deferred compensation for options granted to non-employees is periodically remeasured through the vesting or forfeiture date.

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

At March 31, 2007, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock equity incentive plans that has not yet been recognized was approximately $12.3 million, net of estimated forfeitures of approximately $1.5 million. This cost will be amortized over four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. At March 31, 2007, the Board of Directors has reserved a total of 3,479,075 shares, of the Company’s common stock to provide for current and future grants under its various stock plans.

A summary of the option and stock appreciation rights activity for the three months ended March 31, 2007 is as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2006	2,403,507	$0.25-$12.35	$7.08
Granted	798,440	$10.24	$10.24
Exercised	(88,754)	$0.78-$7.80	$3.71
Forfeited	(20,672)	$5.94-$10.24	$6.82

Outstanding, March 31, 2007	3,092,521	$0.25-$12.35	$7.99

A summary of the restricted share grant activity for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Grant Price per Share
Outstanding, December 31, 2006	679,544	$9.84
Granted	72,241	$10.24
Vested	(21,459)	$10.79
Forfeited	(14,530)	$9.67

Outstanding, March 31, 2007	715,796	$9.86

A summary of the restricted stock outstanding as of March 31, 2007 is as follows:

Number of Shares
Time based restricted shares	215,957
Performance based restricted shares	499,839

Outstanding, March 31, 2007	715,796

Comprehensive Loss

Comprehensive loss for the three-month period ended March 31, 2007 and 2006 was $(10,505,829) and $(14,573,093), respectively. The only adjustment to net loss in arriving at comprehensive loss is the unrealized gain or loss on investments available for sale.

Investments

Investments consist of the following available-for-sale securities at fair value:

	March 31, 2007	December 31, 2006
Short-term investments:
Corporate debt	$—	$1,843,988
U.S. government agency	992,365	9,276,631
Commercial paper	998,830	7,559,259
Certificates of deposit	—	2,092,253
Auction rate securities	1,002,016	1,001,157

Total short-term investments	$2,993,211	$21,773,288

Inventory

Inventory consists of the following:

	March 31, 2007	December 31, 2006
Raw materials	$2,535,814	$2,501,312
Work in process	95,485	29,443
Finished goods	7,799,298	5,966,525
Reserve for obsolescence	(411,274)	(211,455)

Total inventory	$10,019,323	$8,285,825

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	March 31, 2007	December 31, 2006
Prepaid expenses	$1,116,892	$1,424,224
Other assets	834,944	1,478,101

	1,951,836	2,902,325
Less: Long-term prepaid expenses and other assets	(316,410)	(321,552)

Total current prepaid expenses and other current assets	$1,635,426	$2,580,773

Property and Equipment

Property and equipment consist of the following:

	March 31, 2007	December 31, 2006
Equipment	$6,882,502	$5,307,519
Equipment held for lease	303,412	303,412
Leasehold improvements	1,309,715	1,309,715

	8,495,629	6,920,646
Less accumulated depreciation	(3,100,114)	(2,790,351)

Total property and equipment, net	$5,395,515	$4,130,295

Equipment held for lease consists of medical equipment provided to customers under operating lease arrangements where the Company is the lessor.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2007	December 31, 2006
Accrued salaries, bonus and benefits	$2,825,135	$3,495,023
Accrued research and development	4,321,330	3,471,094
Accrued legal and other professional fees	536,034	323,224
Other	3,347,811	2,735,890

Total accrued liabilities	$11,030,310	$10,025,231

Line of Credit

In March 2007, the Company amended its credit agreement with its primary lending bank. The amended agreement retains substantially all of the same terms and conditions as the agreement in place at December 31, 2006, but increases the maximum borrowing capacity to $25 million, an increase of $15 million, and provides for an additional $2 million in equipment advances able to be drawn prior to June 30, 2007. In the event the Company’s quick asset ratio (as defined in the agreement) falls below 1.75 to 1, the Company would also be required to maintain certain operating performance measures. The maturity date of the revolving line of credit is extended to March 2009 and the interest rate is adjusted to the lender’s prime rate plus either 0.25% or 0.75%, depending on a defined liquidity measure. As of March 31, 2007, the Company is in compliance with all covenants of this agreement.

Stockholders’ Equity

In February 2006, the Company completed an offering of 5,500,000 shares of its common stock at $12.00 per share which included the exercise by the underwriters of an option to purchase an additional 500,000 shares. In conjunction with these transactions, the Company received approximately $61.7 million in net proceeds after deduction of underwriting discounts and commissions and payment of offering expenses.

In March 2007, the Company completed an offering of 1,919,000 shares of its common stock at $10.50 per share. In conjunction with these transactions, the Company received approximately $20.1 million in net proceeds after deducting offering expenses.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth below under Part II – Item 1A “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2006. Forward-looking statements discuss matters that are not historical facts and include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006.

Our accounting policy for income taxes was recently modified due to the adoption of FIN 48. In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for us beginning January 1, 2007. The adoption of FIN 48 did not have a significant impact on our financial position or results of operations.

In February 2007, The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

Revenue Recognition

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on its relative fair value in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognize revenue for each separate element as the criteria are met.

When installation is a required part of our contractual obligation to a customer but not considered a separate element, we recognize revenue from system sales upon installation, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The determination of acceptance is made by our employees based on criteria set forth in the terms of the sale. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, we recognize revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and an appropriate reserve for returns is established. We recognize fees earned on the shipment of product to customers as revenue and recognize costs incurred on the shipment of product to customers as cost of revenue.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenue. Revenue increased to $9.2 million for the three months ended March 31, 2007 from $1.7 million for the three months ended March 31, 2006, an increase of approximately 429%. Revenue from the sale of systems increased from $983,000 to $7.2 million because of an increase in the number of systems delivered from one to six. Revenue from sales of disposable interventional devices, service and accessories increased to $2.0 million for the three months ended March 31, 2007 from $749,000 for the three months ended March 31, 2006, an increase of approximately 161%. This increase was principally attributable to the increased base of installed systems.

Purchase orders and other commitments for our magnetic navigation system were approximately $49 million at March 31, 2007. We do not include orders for disposables, service or other revenues in the backlog data. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations, or by project changes or delays.

Cost of Revenue. Cost of revenue increased to $3.3 million for the three months ended March 31, 2007 from $1.2 million for the three months ended March 31, 2006, an increase of approximately 164%. This increase was due principally to the increased number of systems sold.

Research and Development Expenses. Research and development expenses decreased to $5.7 million for the three months ended March 31, 2007 from $6.1 million for the three months ended March 31, 2006, a decrease of approximately 7%. The decrease was due principally to a decrease in certain research and development projects and is indicative of the level we would expect during 2007.

General and Administrative Expenses. General and administrative expenses increased from $4.0 million for the three months ended March 31, 2006 to $4.9 million for the three months ended March 31, 2007, an increase of approximately 23%. The increase was due primarily to expanded activity in clinical affairs and training.

Sales and Marketing Expenses. Sales and marketing expenses increased to $6.1 million for the three months ended March 31, 2007 from $4.9 million for the three months ended March 31, 2006, an increase of approximately 25%. The increase related primarily to increased salary, benefits and travel expenses associated with expanded sales headcount.

Interest Income. Interest income decreased to $382,000 for the three months ended March 31, 2007 from $481,000 for the three months ended March 31, 2006, a decrease of approximately 20% due to lower invested balances.

Interest Expense. Interest expense decreased approximately 86% to $80,000 for the three months ended March 31, 2007 from $553,000 for the three months ended March 31, 2006 primarily due to the amortization of warrant expense during 2006 related to the affiliate line of credit and lower average outstanding balances due on our loans during 2007.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $3.0 million of investments in U.S. government agency notes, commercial paper and auction rate securities at March 31, 2007 and $21.8 million of investments in corporate debt securities, U.S. government agency notes, commercial paper, certificates of deposit and auction rate securities at December 31, 2006. At March 31, 2007, we had working capital of approximately $50.3 million, compared to $40.4 million at December 31, 2006.

The following table summarizes our cash flow by operating, investing and financing activities for each of three month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Cash Flow used in operating activities	$(6,288)	$(14,019)
Cash Flow provided by (used in) investing activities	17,136	(9,038)
Cash Flow provided by financing activities	20,387	62,298

Net cash used in operating activities. We used approximately $6.3 million and $14.0 million of cash for operating activities during the three months ended March 31, 2007 and 2006, respectively, primarily as a result of operations during these periods. Cash generated from working capital purposes was $2.6 million during the three months ended March 31, 2007 compared to $1.1 million used for working capital purposes during the same period in 2006. The cash generated from working capital purposes was principally due to a decrease in accounts receivable generated from the increase in revenue and order activity during the three months ended December 31, 2006 offset by an increase in inventory levels at March 31, 2007.

Net cash (used in) provided by investing activities. We generated approximately $17.1 million of cash from investing activities during the three months ended March 31, 2007, principally from the maturity of investments. During the three months ended March 31, 2006, we used approximately $9.0 million of cash, substantially for the purchase of investments. We used approximately $1.6 million and $1.1 million of cash for the purchase of equipment during the three months ended March 31, 2007 and 2006, respectively.

Net cash provided by financing activities. We generated approximately $20.4 million from financing activities during the three months ended March 31, 2007 primarily from the proceeds of our common stock offering in the first quarter of 2007, offset by scheduled repayment of our equipment loans. We generated approximately $62.3 million from financing activities during the three months ended March 31, 2006, primarily from the proceeds of our common stock offering as well as option exercises offset by scheduled repayment of our equipment loans.

As of March 31, 2007, we had aggregate outstanding balances of approximately $722,000 under our various equipment loan agreements.

In March 2007, we entered into a loan modification agreement with our primary lender to increase the maximum borrowing capacity from $10 million to $25 million and to provide for an additional $2 million in equipment advances able to be drawn prior to June 30, 2007. The maturity date of the revolving line of credit under the loan agreement was extended to March 2009 and the interest rate will be calculated at the lender’s prime rate plus either 0.25% or 0.75%, depending on a defined liquidity measure. These loan agreements are secured by substantially all of our assets. The loan agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. In the event our quick asset ratio (as defined in the agreement) falls below 1.75 to 1, we would be required to meet certain operating performance covenants. We are also required under the loan agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of March 31, 2007, we had approximately $1.0 million outstanding under our working capital line of credit and had an unused line of approximately $24.0 million with borrowing capacity of approximately $9.2 million, secured by qualifying receivables and inventory balances. As of March 31, 2007 we were in compliance with all covenants of this agreement.

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

In February 2006, we completed an offering of 5,500,000 shares of our common stock at $12.00 per share which included the exercise by the underwriters of an option to purchase an additional 500,000 shares. In conjunction with these transactions, we received approximately $61.7 million in net proceeds after deduction of underwriting discounts and commissions and payment of offering expenses.

In August 2006, we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration was declared effective by the SEC in September 2006. In March 2007, we completed an offering of 1,919,000 shares of our common stock at $10.50 per share pursuant to the shelf registration. In conjunction with this transaction, we received approximately $20.1 million in net proceeds after deduction of offering expenses. Although we have no immediate plans to raise additional capital, we believe the shelf registration affords us the financial flexibility to react to future opportunities in the market. In addition, we filed a registration statement relating to the exercise of warrants previously issued in various private financings. To the extent such warrants are exercised on a cash basis, we will receive proceeds from the exercise of such warrants; however, we will not receive the proceeds from the sales of the underlying shares.

We expect to have negative cash flow from operations through 2007. We expect to continue the development and commercialization of our products, the continuation of our research and development programs and the advancement of new products into clinical development. We expect that total operating expenses for the year will increase approximately 15% over 2006 expenditures as we continue to increase our direct sales and marketing efforts and strengthen our training capabilities in support of our targeted system order growth. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

We have exposure to currency fluctuations. We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. We expect to transact this business primarily in U.S. dollars and in Euros, although we may transact business in other currencies to a lesser extent. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. We have not hedged exposures in foreign currencies or entered into any other derivative instruments. As a result, we will be exposed to some exchange risks for foreign currencies. For example, if the Euro currency exchange rate were to fluctuate by 10%, we believe that our revenues could be affected by as much as 2 to 3%.

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

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 (as filed with the SEC on March 13, 2007).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: May 10, 2007	By:	/s/ Bevil J. Hogg
Bevil J. Hogg,
Chief Executive Officer

Date: May 10, 2007	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1*	Third Loan Modification Agreement, dated as of March 12, 2007, between Silicon Valley Bank and the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.
*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.