Form 10-Q
period 2007-06-30
Stereotaxis, Inc.
filed 2007-08-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on July 31, 2007 was 36,967,067

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,058,239	$15,210,493
Short-term investments	6,761,286	21,773,288
Accounts receivable, net of allowance of $117,963 and $90,716 in 2007 and 2006, respectively	15,365,238	15,280,628
Current portion of long-term receivables	—	163,362
Inventory	8,689,523	8,285,825
Prepaid expenses and other current assets	2,249,335	2,580,773

Total current assets	59,123,621	63,294,369
Property and equipment, net	6,297,530	4,130,295
Intangible assets, net	1,477,778	1,544,444
Long-term receivables	379,486	—
Other assets	322,374	321,552

Total assets	$67,600,789	$69,290,660

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$1,000,000	$1,666,666
Accounts payable	5,412,376	5,555,121
Accrued liabilities	8,208,366	10,025,231
Deferred contract revenue	7,060,774	5,663,553

Total current liabilities	21,681,516	22,910,571
Long-term debt, less current maturities	1,472,222	305,556
Long-term deferred contract revenue	1,031,406	1,220,174
Other liabilities	448,915	65,367
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2007 and 2006, none outstanding at 2007 and 2006	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2007, and 2006; 36,927,201 and 34,755,397 issued at 2007 and 2006, respectively	36,927	34,755
Additional paid-in capital	272,596,239	248,908,918
Treasury stock, 40,151 shares at cost at 2007 and 2006, respectively	(205,999)	(205,999)
Accumulated deficit	(229,460,862)	(203,950,839)
Accumulated other comprehensive income	425	2,157

Total stockholders’ equity	42,966,730	44,788,992

Total liabilities and stockholders’ equity	$67,600,789	$69,290,660

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2007	2006	2007	2006
Revenue
Systems revenue	$5,771,587	$2,860,101	$12,979,029	$3,842,698
Disposables, service and accessories revenue	2,063,652	953,919	4,017,165	1,703,114

Total revenue	7,835,239	3,814,020	16,996,194	5,545,812
Cost of revenue
Inventory impairment	1,870,653	—	1,870,653	—
Other cost of revenue	2,472,678	2,182,425	5,723,025	3,414,416

Total cost of revenue	4,343,331	2,182,425	7,593,678	3,414,416

Gross margin	3,491,908	1,631,595	9,402,516	2,131,396

Operating expenses:
Research and development	7,090,948	5,539,759	12,785,639	11,669,627
General and administration	4,848,888	4,286,408	9,791,830	8,306,152
Sales and marketing	6,986,475	5,715,392	13,066,396	10,588,776

Total operating expenses	18,926,311	15,541,559	35,643,865	30,564,555

Operating loss	(15,434,403)	(13,909,964)	(26,241,349)	(28,433,159)
Interest income	491,103	629,839	873,558	1,110,832
Interest expense	(62,616)	(330,404)	(142,232)	(883,506)

Net loss	$(15,005,916)	$(13,610,529)	$(25,510,023)	$(28,205,833)

Net loss per common share:
Basic and diluted	$(0.42)	$(0.41)	$(0.72)	$(0.88)

Weighted average shares used in computing net loss per common share:
Basic and diluted	36,152,659	33,221,875	35,285,931	32,187,229

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(25,510,023)	$(28,205,833)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	699,905	575,255
Amortization (accretion)	(84,955)	632,428
Interest receivable from sale of stock	—	48,992
Noncash compensation	2,729,284	2,072,839
Gain on asset disposal	6,043	6,806
Inventory impairment charge	1,870,653	—
Changes in operating assets and liabilities:
Accounts receivable	(84,610)	(1,329,766)
Interest receivable on investments	163,598	(63,970)
Long-term receivables	(216,124)	134,739
Inventories	(2,274,351)	(2,261,874)
Prepaid expenses and other current assets	331,438	1,767,679
Other assets	(822)	4,824
Accounts payable	(142,745)	(834,243)
Accrued liabilities	(1,816,865)	98,182
Deferred contract revenue	1,208,453	585,486
Other	383,548	(3,797)

Net cash used in operating activities	(22,737,573)	(26,772,253)

Cash flows from investing activities:
Purchase of equipment	(2,973,823)	(1,905,541)
Sale or disposal of equipment	100,640	10,072
Proceeds from the maturity/sale of available-for-sale investments	22,200,000	8,871,645
Purchase of available-for-sale investments	(7,201,707)	(15,126,967)

Net cash provided by (used in) investing activities	12,125,110	(8,150,791)

Cash flows from financing activities:
Proceeds from long-term debt	2,000,000	—
Payments under long-term debt	(1,500,000)	(500,000)
Proceeds from issuance of stock and warrants, net of issuance costs	20,960,209	62,875,441
Purchase of treasury stock	—	(43,453)
Payments received on notes receivable from common stock	—	134,700

Net cash provided by financing activities	21,460,209	62,466,688

Net increase in cash and cash equivalents	10,847,746	27,543,644
Cash and cash equivalents at beginning of period	15,210,493	3,598,493

Cash and cash equivalents at end of period	$26,058,239	$31,142,137

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for future operating periods. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2007 for the year ended December 31, 2006.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. The adoption of FIN 48 did not have an impact on our financial position or results of operations.

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

Revenue Recognition

For arrangements with multiple deliverables, the Company allocates the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin (SAB) 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognize revenue for each separate element as the criteria are met.

In the second quarter of 2007, the Company determined that installation met the criteria under SAB 104 and EITF Issue No. 00-21 for recognition as a separate element or unit of accounting. Revenue for system sales is recognized upon delivery for the portion of sales price due upon delivery, provided delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The sales price due upon installation (10% or less) is recognized as revenue when the standard installation process is complete. If more than 10% of the sales price is due upon installation, revenue recognition is deferred until the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, the Company recognizes revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. The Company recognizes revenue from disposable device sales or accessories upon shipment and an appropriate reserve for returns is established. The Company recognizes fees earned on the shipment of product to customers as revenue and recognize costs incurred on the shipment of product to customers as cost of revenue.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period as described below.

The Company has deducted unearned restricted shares from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding options, stock appreciation rights and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. As of June 30, 2007, the Company had 3,204,897 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $8.38 per share and 510,626 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.52 per share. The Company had a weighted average of 682,018 and 679,360 unearned restricted shares excluded from the calculation of net loss per common share for the three and six months ended June 30, 2007, respectively.

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

Stock options and stock appreciation rights issued to certain non-employees, including individuals for scientific advisory services, are recorded at their fair value as determined in accordance with SFAS 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services, and recognized over the service period. Deferred compensation for options granted to such non-employees is periodically remeasured through the vesting or forfeiture date.

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

At June 30, 2007, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s equity incentive plans that has not yet been recognized was approximately $12.5 million, net of estimated forfeitures of approximately $1.4 million. This cost will be amortized on a straight-line basis over the underlying estimated service periods, generally four years, and will be adjusted for subsequent changes in estimated forfeitures.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. At June 30, 2007, the Board of Directors has reserved a total of 4,393,639 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

A summary of the option and stock appreciation rights activity for the six months ended June 30, 2007 is as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2006	2,403,507	$0.25-$12.35	$7.08
Granted	1,033,440	$10.24-$12.55	$10.65
Exercised	(169,280)	$0.54-$8.78	$4.28
Forfeited	(62,770)	$0.30-$12.03	$6.73

Outstanding, June 30, 2007	3,204,897	$0.25-$12.35	$8.38

A summary of the restricted share grant activity for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Grant Price per Share
Outstanding, December 31, 2006	679,544	$9.84
Granted	103,583	$10.81
Vested	(32,755)	$9.83
Forfeited	(40,962)	$9.47

Outstanding, June 30, 2007	709,410	$10.01

A summary of the restricted stock outstanding as of June 30, 2007 is as follows:

Number of Shares
Time based restricted shares	221,371
Performance based restricted shares	488,039

Outstanding, June 30, 2007	709,410

Comprehensive Loss

Comprehensive loss for the three-month period ended June 30, 2007 and 2006 was $(15,005,925) and $(13,619,940), respectively. Comprehensive loss for the six-month period ended June 30, 2007 and 2006 was $(25,511,755) and $(28,218,635), respectively. The only adjustment to net loss in arriving at comprehensive loss is the unrealized gain or loss on investments available for sale.

Investments

Investments consist of the following available-for-sale securities at fair value:

	June 30, 2007	December 31, 2006
Corporate debt	$—	$1,843,988
U.S. government agency	—	9,276,631
Commercial paper	6,260,113	7,559,259
Certificates of deposit	—	2,092,253
Auction rate securities	501,173	1,001,157

Total short-term investments	$6,761,286	$21,773,288

Inventory

Inventory consists of the following:

	June 30, 2007	December 31, 2006
Raw materials	$2,397,548	$2,501,312
Work in process	139,466	29,443
Finished goods	8,406,759	5,966,525
Reserve for impairment and obsolescence	(2,254,250)	(211,455)

Total inventory	$8,689,523	$8,285,825

Property and Equipment

Property and equipment consist of the following:

	June 30, 2007	December 31, 2006
Equipment	$7,988,530	$5,307,519
Equipment held for lease	303,412	303,412
Leasehold improvements	1,484,930	1,309,715

	9,776,872	6,920,646
Less accumulated depreciation	(3,479,342)	(2,790,351)

Total property and equipment, net	$6,297,530	$4,130,295

Equipment held for lease consists of medical equipment provided to customers under operating lease arrangements where the Company is the lessor.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
Accrued salaries, bonus and benefits	$3,788,063	$3,495,023
Accrued research and development	2,142,051	3,471,094
Accrued legal and other professional fees	592,396	323,224
Other	1,685,856	2,735,890

Total accrued liabilities	$8,208,366	$10,025,231

Line of Credit

In March 2007, the Company amended its credit agreement with its primary lending bank. The amended agreement retained substantially all of the same terms and conditions as the agreement in place at December 31, 2006, but increased the maximum borrowing capacity to $25 million, an increase of $15 million, and provided for an additional $2 million in equipment advances. In the event the Company’s quick asset ratio (as defined in the agreement) falls below 1.75 to 1, the Company would also be required to maintain certain operating performance measures. The maturity date of the revolving line of credit was extended to March 2009 and the interest rate was adjusted to the lender’s prime rate plus either 0.25% or 0.75%, depending on a defined liquidity measure. The $2 million equipment loan was drawn in June 2007. As of June 30, 2007 the Company is in compliance with all covenants of this agreement.

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

Our accounting policy for income taxes was recently modified due to the adoption of FIN 48. In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for us beginning January 1, 2007. The adoption of FIN 48 did not have an impact on our financial position or results of operations.

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

Revenue Recognition

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin (SAB) 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognize revenue for each separate element as the criteria are met.

In the second quarter of 2007, we determined that installation met the criteria under SAB 104 and EITF Issue No. 00-21 for recognition as a separate element or unit of accounting. Revenue for system sales is recognized upon delivery for the portion of sales price due upon delivery, provided delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The sales price due upon installation (10% or less) is recognized as revenue when the standard installation process is complete. If more than 10% of the sales price is due upon installation, revenue recognition is deferred until the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, we recognize revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and an appropriate reserve for returns is established. We recognize fees earned on the shipment of product to customers as revenue and recognize costs incurred on the shipment of product to customers as cost of revenue.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

Revenue. Revenue increased to $7.8 million for the three months ended June 30, 2007 from $3.8 million for the three months ended June 30, 2006, an increase of approximately 105%. Revenue from the sale of systems increased from $2.9 million to $5.8 million, an increase of approximately 102% because of an increase in the number of systems delivered from three to five. Revenue from sales of disposable interventional devices, service and accessories increased to $2.1 million for the three months ended June 30, 2007 from approximately $954,000 for the three months ended June 30, 2006, an increase of approximately 116%. This increase was principally attributable to the increased base of installed systems.

Purchase orders and other commitments for our magnetic navigation system were approximately $55 million at June 30, 2007. We do not include orders for disposables, service or other accessories in the backlog data. Backlog includes amounts withheld at the time of revenue recognition which will be included in systems revenue in the future when the related obligations are completed. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations, or by project changes or delays.

Cost of Revenue. Cost of revenue increased to $4.3 million for the three months ended June 30, 2007 from $2.2 million for the three months ended June 30, 2006, an increase of approximately 99%. This increase was in part due to the increased number of systems sold. Cost of sales for the quarter ended June 30, 2007 also includes a $1.9 million impairment charge to the carrying value of the first generation Niobe 1 systems remaining in inventory.

Research and Development Expenses. Research and development expenses increased to $7.1 million for the three months ended June 30, 2007 from $5.5 million for the three months ended June 30, 2006, an increase of approximately 28%. The increase was due principally to an increase in expenses related to the 8mm and irrigated catheter development and other research and development projects.

General and Administrative Expenses. General and administrative expenses increased to $4.8 million for the three months ended June 30, 2007 from $4.3 million for the three months ended June 30, 2006, an increase of approximately 13%. The increase was due primarily to increased headcount and compensation costs.

Sales and Marketing Expenses. Sales and marketing expenses increased to approximately $7.0 million for the three months ended June 30, 2007 from $5.7 million for the three months ended June 30, 2006, an increase of approximately 22%. The increase related primarily to increased salary, benefits and travel expenses associated with expanded sales headcount.

Interest Income. Interest income decreased to $491,000 for the three months ended June 30, 2007 from $630,000 for the three months ended June 30, 2006, a decrease of approximately 22% due to lower invested balances.

Interest Expense. Interest expense decreased approximately 81% to $63,000 for the three months ended June 30, 2007 from $330,000 for the three months ended June 30, 2006 primarily due to the amortization of warrant expense during 2006 related to the affiliate line of credit.

Comparison of the Six Months Ended June 30, 2007 and 2006

Revenue. Revenue increased to $17.0 million for the six months ended June 30, 2007 from $5.5 million for the six months ended June 30, 2006, an increase of approximately 206%. Revenue from the sale of systems increased to $13 million from $3.8 million, an increase of approximately 238%, because of an increase in the number of systems delivered from four to eleven. Revenue from sales of disposable interventional devices, service and accessories increased to $4.0 million for the six months ended June 30, 2007 from $1.7 million for the six months ended June 30, 2006, an increase of approximately 136%. This increase was principally attributable to the increased base of installed systems.

Cost of Revenue. Cost of revenue increased to $7.6 million for the six months ended June 30, 2007 from $3.4 million for the six months ended June 30, 2006, an increase of approximately 122%. This increase was due in part to the increased number of systems sold. Cost of sales for the 2007 period also includes a $1.9 million impairment charge to the carrying value of the first generation Niobe systems remaining in inventory.

Research and Development Expenses. Research and development expenses increased to $12.8 million for the six months ended June 30, 2007 from $11.7 million for the six months ended June 30, 2006, an increase of approximately 10%. The increase was due principally to an increase in expenses related to the 8mm and irrigated catheter development and other research and development projects.

General and Administrative Expenses. General and administrative expenses increased to $9.8 million for the six months ended June 30, 2007 from $8.3 million for the six months ended June 30, 2006, an increase of approximately 18%. The increase was due primarily to expanded activity in clinical affairs and training and increased compensation costs.

Sales and Marketing Expenses. Sales and marketing expenses increased to $13.1 million for the six months ended June 30, 2007 from $10.6 million for the six months ended June 30, 2006, an increase of approximately 23%. The increase related primarily to increased salary, benefits and travel expenses associated with expanded sales headcount.

Interest Income. Interest income decreased to $874,000 for the six months ended June 30, 2007 from $1.1 million for the six months ended June 30, 2006, a decrease of approximately 21% due to lower invested balances.

Interest Expense. Interest expense decreased approximately 84% to $142,000 for the six months ended June 30, 2007 from $884,000 for the six months ended June 30, 2006 primarily due to the amortization of warrant expense during 2006 related to the affiliate line of credit.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $6.8 million of investments in commercial paper and auction rate securities at June 30, 2007 and $21.8 million of investments in corporate debt securities, U.S. government agency notes, commercial paper, certificates of deposit and auction rate securities at December 31, 2006. At June 30, 2007, we had working capital of approximately $37.4 million, compared to $40.4 million at December 31, 2006.

The following table summarizes our cash flow by operating, investing and financing activities for each of six month periods ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006
Cash flow used in operating activities	$(22,738)	$(26,772)
Cash flow provided by (used in) investing activities	12,125	(8,151)
Cash flow provided by financing activities	21,460	62,467

Net cash used in operating activities. We used approximately $22.7 million and $26.8 million of cash for operating activities during the six months ended June 30, 2007 and 2006, respectively, primarily as a result of operations during these periods. Cash used to fund operating assets and liabilities was $2.4 million and $1.9 million during the six months ended June 30, 2007 and June 30, 2006, respectively.

Net cash provided by (used in) investing activities. We generated approximately $12.1 million of cash from investing activities during the six months ended June 30, 2007, principally from the maturity of investments. During the six months ended June 30, 2006, we used approximately $8.2 million of cash, substantially for the purchase of investments. We used approximately $3.0 million and $1.9 million of cash for the purchase of equipment during the six months ended June 30, 2007 and 2006, respectively.

Net cash provided by financing activities. We generated approximately $21.5 million from financing activities during the six months ended June 30, 2007 primarily from the proceeds of our common stock offering in the first quarter of 2007. We drew $2 million under our equipment line and repaid amounts drawn under our working capital line and scheduled amounts due under older equipment loans. We generated approximately $62.5 million from financing activities during the six months ended June 30, 2006, primarily from the proceeds of our common stock offering.

In March 2007, we entered into a loan modification agreement with our primary lender to increase the maximum borrowing capacity from $10 million to $25 million. In addition, this agreement provided for an additional $2 million in equipment advances which was drawn in June 2007. The maturity date of the revolving line of credit under the loan agreement was extended to March 2009 and the interest rate will be calculated at the lender’s prime rate plus either 0.25% or 0.75%, depending on a defined liquidity measure. These loan agreements are secured by substantially all of our assets. The loan agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. In the event our quick asset ratio (as defined in the agreement) falls below 1.75 to 1, we would be required to meet certain operating performance covenants. We are also required under the loan agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of June 30, 2007, we had no outstanding amounts due under our working capital line of credit resulting in an unused line of approximately $25.0 million with borrowing capacity of approximately $13.3 million, secured by qualifying receivables and inventory balances. As of June 30, 2007, we had aggregate outstanding balances of approximately $2.5 million under our two equipment loan agreements. As of June 30, 2007, we were in compliance with all covenants of this agreement.

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

In August 2006, we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration was declared effective by the SEC in September 2006. In March 2007, we completed an offering of 1,919,000 shares of our common stock at $10.50 per share pursuant to the shelf registration. In conjunction with this transaction, we received approximately $20.1 million in net proceeds after deducting offering expenses. Although we have no immediate plans to raise additional capital, we believe the shelf registration affords us the financial flexibility to react to future opportunities in the market. In addition, we filed a registration statement relating to the exercise of warrants previously issued in various private financings. To the extent such warrants are exercised on a cash basis, we will receive proceeds from the exercise of such warrants; however, we will not receive the proceeds from the sales of the underlying shares.

We expect to have negative cash flow from operations through 2007. We expect to continue the development and commercialization of our products, the continuation of our research and development programs and the advancement of new products into clinical development. We expect that total operating expenses for the year will increase approximately 20%

over 2006 expenditures as we continue to increase our direct sales and marketing efforts and strengthen our training capabilities in support of our targeted system order growth. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

While we believe our existing cash, cash equivalents and investments and available bank lines will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, we cannot assure you that we will not require additional financing before that time. We also cannot assure you that such additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have exposure to currency fluctuations. We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. We expect to transact this business primarily in U.S. dollars and in Euros, although we may transact business in other currencies to a lesser extent. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we record an account receivable and the time we collect payments, which could adversely affect our operating margins. We have not hedged exposures in foreign currencies or entered into any other derivative instruments. As a result, we will be exposed to some exchange risks for foreign currencies. For example, if the Euro currency exchange rate were to fluctuate by 10%, we believe that our revenues could be affected by as much as 2 to 3%.

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

At the Annual Meeting of Stockholders held on May 24, 2007 the stockholders of Stereotaxis, Inc. elected Bevil J. Hogg, Fred A. Middleton, William M. Kelley and William C. Mills, III to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2010. The following table sets forth the votes for each director:

	Votes For	Withheld
Bevil J. Hogg	31,227,032	65,041
William M. Kelley	30,952,174	339,899
Fred A. Middleton	31,063,348	228,725
William C. Mills, III	30,931,788	360,285

After the meeting, our Board of Directors consisted of the individuals listed above plus Abhi Acharya, Christopher Alafi, David W. Benfer, Ralph G. Dacey, Jr., Gregory R. Johnson, Abhijeet J. Lele, Robert J. Messey and Eric N. Prystowsky.

At the Annual Meeting of Stockholders, the stockholders approved an amendment to the Company’s 2002 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares and approve the plan for IRS Rule 162(m) purposes. The proposal received 22,313,314 votes “for” ratification, 1,035,116 “against” ratification and 107,062 shares abstained.

At the Annual Meeting of Stockholders, the stockholders ratified the appointment of Ernst & Young, LLP as the Company’s independent registered public accountants to examine the financial statements of the Company for the 2007 fiscal year. The proposal received 31,104,118 votes “for” ratification, 95,568 “against” ratification and 92,387 shares abstained.

Total shares eligible to vote at the Annual Meeting were 36,806,643.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: August 9, 2007	By:	/s/ Bevil J. Hogg
Bevil J. Hogg,
Chief Executive Officer

Date: August 9, 2007	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1*	Alliance Expansion Agreement, dated May 4, 2007 between Biosense Webster, Inc. and Stereotaxis, Inc.

10.2	Stereotaxis, Inc. 2002 Stock Incentive Plan, as amended May 24, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.
*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.