Form 10-Q
period 2007-09-30
Stereotaxis, Inc.
filed 2007-11-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on October 31, 2007 was 37,051,208

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,432,918	$15,210,493
Short-term investments	2,128,333	21,773,288
Accounts receivable, net of allowance of $160,656 and $90,716 in 2007 and 2006, respectively	12,207,510	15,280,628
Current portion of long-term receivables	270,094	163,362
Inventory	8,780,250	8,285,825
Prepaid expenses and other current assets	3,002,076	2,580,773

Total current assets	52,821,181	63,294,369
Property and equipment, net	6,963,836	4,130,295
Intangible assets, net	1,444,445	1,544,444
Long-term receivables	399,784	—
Other assets	321,655	321,552

Total assets	$61,950,901	$69,290,660

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$1,000,000	$1,666,666
Accounts payable	6,116,505	5,555,121
Accrued liabilities	11,336,110	10,025,231
Deferred contract revenue	5,975,946	5,663,553

Total current liabilities	24,428,561	22,910,571
Long-term debt, less current maturities	1,222,222	305,556
Long-term deferred contract revenue	1,386,927	1,220,174
Other liabilities	462,488	65,367
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2007 and 2006, none outstanding at 2007 and 2006	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2007, and 2006; 37,044,189 and 34,755,397 issued at 2007 and 2006, respectively	37,044	34,755
Additional paid-in capital	274,479,408	248,908,918
Treasury stock, 40,151 shares at cost at 2007 and 2006, respectively	(205,999)	(205,999)
Accumulated deficit	(239,859,122)	(203,950,839)
Accumulated other comprehensive income (loss)	(628)	2,157

Total stockholders’ equity	34,450,703	44,788,992

Total liabilities and stockholders’ equity	$61,950,901	$69,290,660

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2007	2006	2007	2006
Revenue:
Systems	$9,500,848	$6,370,082	$22,479,877	$10,212,780
Disposables, service and accessories	2,546,906	1,270,231	6,564,071	2,973,346

Total revenue	12,047,754	7,640,313	29,043,948	13,186,126

Cost of Revenue:
Systems	3,541,756	3,016,685	8,024,046	5,436,912
Disposable, service and accessories	491,827	658,837	1,732,562	1,653,026
Inventory Impairment	—	—	1,870,653	—

Cost of revenue	4,033,583	3,675,522	11,627,261	7,089,938

Gross margin	8,014,171	3,964,791	17,416,687	6,096,188

Operating expenses:
Research and development	6,690,032	5,576,769	19,475,675	17,247,408
General and administration	4,320,208	4,244,995	14,112,033	12,550,143
Sales and marketing	7,667,013	5,879,047	20,733,407	16,467,817

Total operating expenses	18,677,253	15,700,811	54,321,115	46,265,368

Operating loss	(10,663,082)	(11,736,020)	(36,904,428)	(40,169,180)
Interest income	339,087	527,812	1,212,644	1,638,643
Interest expense	(74,267)	(145,365)	(216,499)	(1,028,871)

Net loss	$(10,398,262)	$(11,353,573)	$(35,908,283)	$(39,559,408)

Net loss per common share:
Basic and diluted	$(0.29)	$(0.34)	$(1.01)	$(1.21)

Weighted average shares used in computing net loss per common share:
Basic and diluted	36,256,089	33,541,140	35,612,871	32,641,732

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(35,908,283)	$(39,559,408)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,194,475	880,841
Amortization (accretion)	(92,938)	552,062
Interest receivable from sale of stock	—	48,992
Noncash compensation	4,182,046	3,186,943
Loss on asset disposal	8,010	6,968
Inventory impairment charge	1,870,653	—
Changes in operating assets and liabilities:
Accounts receivable	3,073,118	(7,054,861)
Interest receivable on investments	162,871	(2,006)
Long-term receivables	(506,516)	451,113
Inventories	(2,365,078)	359,957
Prepaid expenses and other current assets	(421,303)	1,931,549
Other assets	(103)	(196,251)
Accounts payable	561,384	(1,009,276)
Accrued liabilities	1,310,879	2,012,618
Deferred contract revenue	479,146	3,010,231
Other	397,121	45,344

Net cash used in operating activities	(26,054,518)	(35,335,184)

Cash flows from investing activities:
Purchase of equipment	(4,136,666)	(2,119,654)
Sale or disposal of equipment	100,640	10,071
Proceeds from the maturity/sale of available-for-sale investments	28,500,000	16,504,217
Purchase of available-for-sale investments	(8,827,764)	(26,287,430)

Net cash provided by (used in) investing activities	15,636,210	(11,892,796)

Cash flows from financing activities:
Proceeds from long-term debt	2,000,000	—
Payments under long-term debt	(1,750,000)	(750,000)
Proceeds from issuance of stock and warrants, net of issuance costs	21,390,733	66,917,546
Purchase of treasury stock	—	(43,453)
Payments received on notes receivable from common stock	—	134,700

Net cash provided by financing activities	21,640,733	66,258,793

Net increase in cash and cash equivalents	11,222,425	19,030,813
Cash and cash equivalents at beginning of period	15,210,493	3,598,493

Cash and cash equivalents at end of period	$26,432,918	$22,629,306

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for future operating periods. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2007 for the year ended December 31, 2006.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. The adoption of FIN 48 did not have an impact on the Company’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Statement 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

Revenue Recognition

For arrangements with multiple deliverables, the Company allocates the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin (SAB) 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognizes revenue for each separate element as the criteria are met. In the second quarter of 2007, the Company determined that installation met the criteria under SAB 104 and EITF Issue No. 00-21 for recognition as a separate element or unit of accounting. Revenue for system sales is recognized for the portion of sales price due upon delivery, provided delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, the Company recognizes revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. The Company recognizes revenue from disposable device sales or accessories upon shipment and an appropriate reserve for returns is established. The Company recognizes fees earned on the shipment of product to customers as revenue and recognize costs incurred on the shipment of product to customers as cost of revenue.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period as described below.

The Company has deducted unearned restricted shares from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding options, stock appreciation rights and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. As of September 30, 2007, the Company had 3,347,459 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $8.65 per share and 510,626 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.52 per share. The Company had a weighted average of 690,019 and 682,952 unearned restricted shares excluded from the calculation of net loss per common share for the three and nine months ended September 30, 2007, respectively.

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

At September 30, 2007, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s equity incentive plans that has not yet been recognized was approximately $12.1 million, net of estimated forfeitures of approximately $1.3 million. This cost will be amortized on a straight-line basis over the underlying estimated service periods, generally four years, and may be adjusted for subsequent changes in estimated forfeitures or anticipated vesting periods.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. At September 30, 2007, the Board of Directors has reserved a total of 4,310,057 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

A summary of the option and stock appreciation rights activity for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2006	2,403,507	$0.25-$12.35	$7.08
Granted	1,211,295	$10.24-$14.84	$11.04
Exercised	(194,204)	$0.54-$10.46	$4.53
Forfeited	(73,139)	$0.30-$12.03	$7.48

Outstanding, September 30, 2007	3,347,459	$0.25-$14.84	$8.65

A summary of the restricted share grant activity for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2006	679,544	$9.84
Granted	181,161	$11.98
Vested	(40,876)	$9.86
Forfeited	(59,882)	$9.60

Outstanding, September 30, 2007	759,947	$10.37

A summary of the restricted stock outstanding as of September 30, 2007 is as follows:

Number of Shares
Time based restricted shares	234,023
Performance based restricted shares	525,924

Outstanding, September 30, 2007	759,947

Comprehensive Loss

Comprehensive loss for the three month periods ended September 30, 2007 and 2006 was $(10,399,315) and $(11,320,368) respectively. Comprehensive loss for the nine month periods ended September 30, 2007 and 2006 was $(35,911,068) and $(39,513,401), respectively. The only adjustment to net loss in arriving at comprehensive loss is the unrealized gain or loss on investments available for sale.

Investments

Investments consist of the following available-for-sale securities at fair value:

	September 30, 2007	December 31, 2006
Short-term investments:
Corporate debt	$—	$1,843,988
U.S. government agency	—	9,276,631
Commercial paper	1,626,433	7,559,259
Certificates of deposit	—	2,092,253
Auction rate securities	501,900	1,001,157

Total short-term investments	$2,128,333	$21,773,288

Inventory

Inventory consists of the following:

	September 30, 2007	December 31, 2006
Raw materials	$1,725,336	$2,501,312
Work in process	213,197	29,443
Finished goods	8,885,147	5,966,525
Reserve for impairment and obsolescence	(2,043,430)	(211,455)

Total inventory	$8,780,250	$8,285,825

The reserve for inventory at September 30, 2007 includes a $1.9 million adjustment to the carrying value of the first generation Niobe systems remaining in inventory.

Property and Equipment

Property and equipment consist of the following:

	September 30, 2007	December 31, 2006
Equipment	$9,073,557	$5,184,996
Equipment held for lease	303,412	303,412
Leasehold improvements	1,509,410	1,432,238

	10,886,379	6,920,646

Less accumulated depreciation	(3,922,543)	(2,790,351)

Total property and equipment, net	$6,963,836	$4,130,295

Equipment held for lease consists of medical equipment provided to customers under operating lease arrangements where the Company is the lessor.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
Accrued salaries, bonus and benefits	$3,786,184	$3,495,023
Accrued research and development	3,224,612	3,471,094
Accrued legal and other professional fees	643,766	323,224
Other	3,681,548	2,735,890

Total accrued liabilities	$11,336,110	$10,025,231

Line of Credit

In March 2007, the Company amended its credit agreement with its primary lending bank. The amended agreement retained substantially all of the same terms and conditions as the agreement in place at December 31, 2006, but increased the maximum borrowing capacity to $25 million, an increase of $15 million, and provided for an additional $2 million in equipment advances. As of September 30, 2007, the Company had no outstanding amounts due under the working capital line of credit and had an unused line of approximately $25.0 million with current borrowing capacity of approximately $11.2 million, secured by qualifying receivables and inventory balances. In the event the Company’s quick asset ratio (as defined in the agreement) falls below 1.75 to 1, the Company would also be required to maintain certain operating performance measures. The maturity date of the revolving line of credit was extended to March 2009 and the interest rate was adjusted to the lender’s prime rate plus either 0.25% or 0.75%, depending on a defined liquidity measure. The $2 million equipment loan was drawn in June 2007. As of September 30, 2007 the Company is in compliance with all covenants of this agreement.

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

Accrued warranty consists of the following:

September 30, 2007
Warranty accrual at December 31, 2006	$188,198
Warranty expense incurred	135,393
Payments made	(117,529)

Warranty accrual at September 30, 2007	$206,062

During the year ended December 31, 2006 the Company expensed approximately $237,000 related to a warranty obligation for a system installed at a hospital whose President and Chief Executive Officer is a member of our Board of Directors.

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

Revenue Recognition

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin (SAB) 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognize revenue for each separate element as the criteria are met. Under EITF 00-21, we are required to continually evaluate whether we have separate units of accounting for deliverables within certain contractual arrangements we have made with customers, specifically as it relates to the sale and installation of our magnetic navigation system. We previously met the first criteria for separation of multiple elements under EITF 00-21, which was that the system has stand-alone value but had not yet accumulated sufficient evidence to support the determination of fair value on the undelivered installation element. By the second quarter of 2007, we had accumulated sufficient experience to conclude that installation had been and could be performed by several independent vendors such that fair value could be determined. As such, we determined in the second quarter of 2007 that installation met the criteria under SAB 104 and EITF Issue No. 00-21 for recognition as a separate element or unit of accounting and began to recognize revenue on the delivery and installation of the system as two separate elements.

Under our revenue recognition policy, revenue for system sales is recognized for the portion of sales price due upon delivery, provided delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The balance of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, we recognize revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and an appropriate reserve for returns is established. The return reserve is estimated based on historical experience which is periodically reviewed and updated as necessary. We recognize fees earned on the shipment of product to customers as revenue and recognize costs incurred on the shipment of product to customers as cost of revenue.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

Revenue. Revenue increased to $12.0 million for the three months ended September 30, 2007 from $7.6 million for the three months ended September 30, 2006, an increase of approximately 58%. Revenue from the sale of systems increased from $6.4 million to $9.5 million, an increase of approximately 49% because of an increase in the number of systems delivered from seven to nine and a higher average selling price. Revenue from sales of disposable interventional devices, service and accessories increased to $2.5 million for the three months ended September 30, 2007 from $1.3 million for the three months ended September 30, 2006, an increase of approximately 101%. This increase was principally attributable to the increased base of installed systems.

Purchase orders and other commitments for our magnetic navigation system and integrated cath lab display were approximately $58 million at September 30, 2007. We do not include orders for disposables, service or other accessories in the backlog data. Backlog includes amounts withheld at the time of revenue recognition which will generally be included in systems revenue in the future when the related obligations are completed. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations, or by project changes or delays.

Cost of Revenue. Cost of revenue increased to $4.0 million for the three months ended September 30, 2007 from $3.7 million for the three months ended September 30, 2006, an increase of approximately 10%. This increase was in part due to the increased number of systems sold and a lower cost to produce and deliver each unit sold.

Research and Development Expenses. Research and development expenses increased to $6.7 million for the three months ended September 30, 2007 from $5.6 million for the three months ended September 30, 2006, an increase of approximately 20%. The increase was due principally to an increase in expenses related to development and commercialization of the integrated cath lab display and other research and development projects.

General and Administrative Expenses. General and administrative expenses increased to $4.3 million from $4.2 million for the three months ended September 30, 2007 and 2006, an increase of approximately 2%. The increase was due primarily to increased headcount and compensation costs.

Sales and Marketing Expenses. Sales and marketing expenses increased to $7.7 million for the three months ended September 30, 2007 from $5.9 million for the three months ended September 30, 2006, an increase of approximately 30%. The increase related primarily to increased salary, benefits and travel expenses associated with expanded sales headcount.

Interest Income. Interest income decreased to $339,000 for the three months ended September 30, 2007 from $528,000 for the three months ended September 30, 2006, a decrease of approximately 36% due to lower invested balances.

Interest Expense. Interest expense decreased approximately 49% to $74,000 for the three months ended September 30, 2007 from $145,000 for the three months ended September 30, 2006 primarily due to a decrease in certain letter of credit fees.

Comparison of the Nine months Ended September 30, 2007 and 2006

Revenue. Revenue increased to $29.0 million for the nine months ended September 30, 2007 from $13.2 million for the nine months ended September 30, 2006, an increase of approximately 120%. Revenue from the sale of systems increased to $22.5 million from $10.2 million, an increase of approximately 120%, because of an increase in the number of systems delivered from 11 to 20. Revenue from sales of disposable interventional devices, service and accessories increased to $6.6 million for the nine months ended September 30, 2007 from $3.0 million for the nine months ended September 30, 2006, an increase of approximately 121%. This increase was principally attributable to the increased base of installed systems.

Cost of Revenue. Cost of revenue increased to $11.6 million for the nine months ended September 30, 2007 from $7.1 million for the nine months ended September 30, 2006, an increase of approximately 64%. This increase was due in part to the increased number of systems sold offset by a decrease in unabsorbed overhead associated with a reduced production and installation schedule during the first two quarters of 2006. Cost of sales for the 2007 period also includes a $1.9 million adjustment to the carrying value of the first generation Niobe systems remaining in inventory.

Research and Development Expenses. Research and development expenses increased to $19.5 million for the nine months ended September 30, 2007 from $17.2 million for the nine months ended September 30, 2006, an increase of approximately 13%. The increase was due principally to an increase in expenses related to the 8mm and irrigated catheter development, integrated cath lab display and other research and development projects.

General and Administrative Expenses. General and administrative expenses increased to $14.1 million for the nine months ended September 30, 2007 from $12.6 million for the nine months ended September 30, 2006, an increase of approximately 12%. The increase was due primarily to expanded activity in clinical affairs and training and increased compensation costs.

Sales and Marketing Expenses. Sales and marketing expenses increased to $20.7 million for the nine months ended September 30, 2007 from $16.5 million for the nine months ended September 30, 2006, an increase of approximately 26%. The increase related primarily to increased salary, benefits and travel expenses associated with expanded sales headcount.

Interest Income. Interest income decreased to $1.2 million for the nine months ended September 30, 2007 from $1.6 million for the nine months ended September 30, 2006, a decrease of approximately 26% due to lower invested balances.

Interest Expense. Interest expense decreased approximately 79% to $216,000 for the nine months ended September 30, 2007 from $1.0 million for the nine months ended September 30, 2006 primarily due to the amortization of warrant expense during 2006 related to the affiliate line of credit.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $2.1 million of investments in commercial paper and auction rate securities at September 30, 2007 and $21.8 million of investments in corporate debt securities, U.S. government agency notes, commercial paper, certificates of deposit and auction rate securities at December 31, 2006. At September 30, 2007, we had working capital of approximately $28.4 million, compared to $40.4 million at December 31, 2006.

The following table summarizes our cash flow by operating, investing and financing activities for each of nine month periods ended September 30, 2007 and 2006 (in thousands):

	Nine months Ended September 30,
	2007	2006
Cash Flow used in operating activities	$(26,055)	$(35,335)
Cash Flow provided by (used in) investing activities	15,636	(11,893)
Cash Flow provided by financing activities	21,641	66,259

Net cash used in operating activities. We used approximately $26.1 million and $35.3 million of cash for operating activities during the nine months ended September 30, 2007 and 2006, respectively, primarily as a result of operations during these periods. During the nine months ended September 30, 2007 we generated approximately $2.7 million from operating assets and liabilities. We used approximately $452,000 to fund operating assets and liabilities during the nine months ended September 30, 2006.

Net cash provided by (used in) investing activities. We generated approximately $15.6 million of cash from investing activities during the nine months ended September 30, 2007, principally from the maturity of investments. During the nine months ended September 30, 2006, we used approximately $11.9 million of cash, substantially for the purchase of investments. We used approximately $4.1 million and $2.1 million of cash for the purchase of equipment during the nine months ended September 30, 2007 and 2006, respectively.

Net cash provided by financing activities. We generated approximately $21.6 million from financing activities during the nine months ended September 30, 2007 primarily from the proceeds of our common stock offering in the first quarter of

2007. We drew $2 million under our equipment line and repaid amounts drawn under our working capital line and scheduled amounts due under older equipment loans. We generated approximately $66.3 million from financing activities during the nine months ended September 30, 2006, primarily from the proceeds of our common stock offering.

In March 2007, we entered into a loan modification agreement with our primary lender to increase the maximum borrowing capacity from $10 million to $25 million. In addition, this agreement provided for an additional $2 million in equipment advances which was drawn in June 2007. The maturity date of the revolving line of credit under the loan agreement was extended to March 2009 and the interest rate will be calculated at the lender's prime rate plus either 0.25% or 0.75%, depending on a defined liquidity measure. These loan agreements are secured by substantially all of our assets. The loan agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. In the event our quick asset ratio (as defined in the agreement) falls below 1.75 to 1, we would be required to meet certain operating performance covenants. We are also required under the loan agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of September 30, 2007, we had no outstanding amounts due under our working capital line of credit and had an unused line of approximately $25.0 million with current borrowing capacity of approximately $11.2 million, secured by qualifying receivables and inventory balances. As of September 30, 2007, we had aggregate outstanding balances of approximately $2.2 million under our two equipment loan agreements. As of September 30, 2007, we were in compliance with all covenants of this agreement.

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

We expect to have negative cash flow from operations through 2007. We expect to continue the development and commercialization of our products, the continuation of our research and development programs and the advancement of new products into clinical development. We expect that total operating expenses for the year will increase by less than 25% over 2006 expenditures as we continue to increase our direct sales and marketing efforts and strengthen our training capabilities in support of our targeted system order growth. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 (as filed with the SEC on March 13, 2007), except with respect to the risk factor captioned “Customers may choose to purchase competing products and not ours.” We are aware of one public company that has developed a catheter delivery system that is now commercially available and could compete with the Stereotaxis System.

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

STEREOTAXIS, INC.
(Registrant)

Date: November 9, 2007	By:	/s/ Bevil J. Hogg
Bevil J. Hogg,
Chief Executive Officer

Date: November 9, 2007	By:	/s/ James M. Stolze
James M. Stolze, Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1(2)	Stereotaxis, Inc. 2002 Stock Incentive Plan, as Amended and Restated August 9, 2007

10.2	Letter Agreement and Employment Agreement dated August 1, 2007 between Luke Harada and the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.
(2)	This exhibit was previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated August 9, 2007 (filed August 13, 2007) (File No. 000-50884), and is incorporated herein by reference.