Form 10-K
period 2007-12-31
Stereotaxis, Inc.
filed 2008-03-17
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-50884

STEREOTAXIS, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	94-3120386
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4320 Forest Park Avenue

St. Louis, MO 63108

(Address of Principal Executive Offices including Zip Code)

(314) 678-6100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 Par Value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrants common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NASDAQ Global Market on June 30, 2007) was approximately $368 million.

The number of outstanding shares of the registrant’s common stock on February 29, 2008 was 37,166,472.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s next Annual Meeting of Stockholders to be held on May 29, 2008 are incorporated by reference into Part III of this Form 10-K.

STEREOTAXIS, INC.

i

PART I

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

•	our business strategy;

•	our value proposition;

•	the timing and status of review by our collaboration partner of manufacturing and design issues relating to our magnetic irrigated catheter;

•	the timing and prospects for regulatory approval of our additional disposable interventional devices;

•	our estimates regarding our capital requirements;

•	the ability of physicians to perform certain medical procedures with our products safely, effectively and efficiently;

•	the adoption of our products by hospitals and physicians;

•	the market opportunity for our products, including expected demand for our products;

•	our plans for hiring additional personnel; and

•	any of our other plans, objectives, expectations and intentions contained in this annual report that are not historical facts.

These statements relate to future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions.

Factors that may cause our actual results to differ materially from our forward-looking statements include, among others, changes in general economic and business conditions and the risks and other factors set forth in “Item 1A—Risk Factors” and elsewhere in this annual report on Form 10-K.

Our actual results may be materially different from what we expect. We undertake no duty to update these forward-looking statements after the date of this annual report, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW

We design, manufacture and market an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling important new therapeutic solutions and enhancing the efficiency and efficacy of existing catheter-based, or interventional, procedures. Our NIOBE® System allows physicians to more effectively navigate proprietary catheters, guidewires and other delivery devices, both our own and those we are co-developing with strategic partners, through the blood vessels and chambers of the heart to treatment sites in order to effect treatment. This is achieved using computer-controlled, externally applied magnetic fields that precisely and directly govern the motion of the internal, or working, tip of the catheter, guidewire or other delivery device. We believe that our NIOBE System represents a revolutionary technology in the interventional lab, bringing precise remote digital instrument control and programmability to the interventional lab, and has the potential to become the standard of care for a broad range of complex cardiology procedures.

We believe that our NIOBE System is the only technology to be commercialized that allows remote, computerized control of catheters, guidewires and other delivery devices directly at their working tip. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically important improvements and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times with suboptimal therapeutic outcomes.

We began commercial shipments in 2003, following U.S. and European regulatory approval of the core components of the NIOBE System. As of December 31, 2007, we had sold and delivered 93 NIOBE Systems and had approximately $58 million of backlog, consisting of outstanding purchase orders and other commitments. Of the December 31, 2007 backlog, we do not expect more than about 50% to be recognized to revenue over the course of 2008. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the NIOBE System is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our NIOBE System can vary significantly from one reporting period to the next.

The NIOBE System is designed primarily for use by interventional electrophysiologists in the treatment of abnormal heart rhythms known as arrhythmias and by interventional cardiologists in the treatment of coronary artery disease. To date the preponderance of the Stereotaxis installations worldwide are intended for use in electrophysiology.

Our NIOBE System consists of the following proprietary components:

•

our NIOBE magnetic navigation system, which utilizes permanent magnets to navigate catheters, guidewires and other delivery devices through complex paths in the blood vessels and chambers of the heart to carry out treatment;

•

our NAVIGANT® advanced user interface, or physician control center, which physicians use to visualize and track procedures and to provide instrument control commands that govern the motion of the working tip of the catheter, guidewire or other delivery device; and

•	our CARDIODRIVE® automated catheter advancement system, which is used to remotely advance and retract the catheter in the patient’s heart.

The NIOBE System is designed to be used with our suite of interventional catheters, guidewires and other delivery devices, which we refer to as disposable interventional devices as further discussed below.

In addition to the NIOBE System and its components, Stereotaxis also has developed the ODYSSEY™ information management system, which consolidates the multiple sources of diagnostic and imaging information found in the interventional lab into a large-screen user interface with single mouse control, which can be connected via a private network line to other interventional labs or to a remote clinical call center. The ODYSSEY information management system may be acquired in conjunction with a NIOBE System or on a stand-alone basis for installation in interventional labs and other locations where clinicians often desire the benefits of Odyssey’s consolidated large screen single mouse control, and potential real-time access to networked call center support that we believe can improve clinical workflows and related efficiencies.

The NIOBE System is designed to be installed in both new and replacement interventional labs worldwide. Current and potential purchasers of our NIOBE System include leading research and academic hospitals as well as community and regional medical centers around the world.

We currently have regulatory clearance to market our NIOBE magnetic navigation system, our NAVIGANT advanced user interface, our CARDIODRIVE automated catheter advancement system, our ODYSSEY information management system and various disposable interventional devices in the U.S., Canada, Europe, and various other countries and we anticipate applying through Siemens and Biosense Webster to begin clinical trials in Japan in 2008.

We have alliances with each of Siemens AG Medical Solutions, Philips Medical Systems and Biosense Webster, a subsidiary of Johnson & Johnson. Through these alliances, we integrate our NIOBE System with Siemens’ and Philips’ market leading digital imaging and Biosense Webster’s 3D catheter location sensing technology, and develop compatible disposable interventional devices, in order to continue to introduce new solutions to the interventional lab. The Siemens and Philips alliances provide for coordination of our sales and marketing efforts with those of our partners to facilitate co-placement of integrated systems. In addition, Siemens provides worldwide service for our integrated systems and we are in discussions with Philips to provide the same.

The core elements of our NIOBE System are protected by an extensive patent portfolio, as well as substantial know-how and trade secrets.

BACKGROUND

We have initially focused our clinical and commercial efforts on applications of the NIOBE System in electrophysiology procedures for the treatment of arrhythmias and in complex interventional cardiology procedures for the treatment of coronary artery disease.

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

Electrophysiology is a fast-growing clinical specialty focused on the treatment of cardiac arrhythmias which can occur in any chamber of the heart and typically treats patients with a combination of drug therapy and/or interventional catheter ablation of cardiac tissue to interrupt errant electrical signals.

Interventional cardiology and electrophysiology procedures have proven to be very effective at treating arrhythmias and coronary artery disease at sites accessible through the vasculature without the patient trauma, complications, recovery times and cost generally associated with open surgery. With the advent of drug-eluting stents, the number of potential patients who could benefit from interventional cardiology procedures has grown. However, major challenges associated with manual approaches to interventional cardiology and electrophysiology persist. In interventional cardiology, these challenges include difficulty in navigating the disposable interventional device through tortuous vasculature and crossing certain types of complex lesions to deliver drug-eluting stents to effect treatment. As a result, numerous patients who could be candidates for an interventional approach continue to be referred to bypass surgery. In electrophysiology, these challenges include precisely navigating the tip of the mapping and ablation catheter to the treatment site on the heart wall and maintaining tissue contact throughout the cardiac cycle to effect treatment, and, for atrial fibrillation, performing complex ablations within the left atrium of the heart. A major limitation is the manual dexterity required to perform complex ablations. As a result, large numbers of patients are referred to palliative drug therapy that can have harmful side effects.

We believe the NIOBE System represents a revolutionary step in the trend toward highly effective, but less invasive, cardiac procedures. As the first technology to permit direct, computerized control of the working tip of a disposable interventional device, the NIOBE System enables physicians to perform cardiac procedures interventionally that historically would have been very difficult or impossible to perform in this way and has the potential to significantly improve both the efficiency and efficacy of these treatments.

CURRENT CHALLENGES IN THE CATH LAB

Although great strides have been made in manual device technology and in related manual interventional techniques, significant challenges remain that reduce interventional productivity and limit both the number of complex procedures and the types of diseases that can be treated manually. These challenges primarily involve the inherent mechanical limitations of manual instrument control and the lack of integration of the information systems used by physicians in the interventional lab as well as a significant amount of training and experience required to ensure proficiency. As a result, many complex cases in electrophysiology are treated with palliative drug therapy and many complex procedures in interventional cardiology are still referred to highly invasive bypass surgery.

Limitations of Instrument Control

Manually controlled catheters, guidewires and other delivery devices, even in the hands of the most skilled specialist, have inherent instrument control limitations. In traditional interventional procedures, the device is manually manipulated by the physician who twists and pushes the external end of the instrument in an iterative process to thread the instrument through often tortuous blood vessels or into the chambers of the heart to the treatment site. Manual control of the working tip becomes increasingly difficult as more turns are required to navigate the instrument to the treatment site, as the blood vessels to be navigated become smaller and less accessible or more blocked, and as greater precision is required to carry out therapy at the treatment site.

Lack of Integration of Information Systems

While sophisticated imaging, mapping and location-sensing systems have provided visualization for interventional procedures and allowed interventional physicians to treat more complex conditions, the substantial lack of integration of these information systems requires the physician to mentally integrate and process large quantities of information from different sources in real time during an interventional procedure. For example, a physician ablating heart tissue to eliminate an arrhythmia will often be required to mentally integrate information from a number of sources, including:

•	real-time x-ray fluoroscopy images;

•	a real-time location-sensing system providing the 3D location of the catheter tip;

•	a pre-operative map of the electrical activity or anatomy of the patient’s heart;

•	real-time recording of electrical activity of the heart; and

•	temperature feedback from an ablation catheter.

Each of these systems displays data differently, requiring physicians to continuously reorient themselves to the different formats and displays as they shift their focus from one data source to the next while at the same time manually controlling the interventional instrument. Also, each of these information systems requires a separate control panel, which further reduces the efficiency of the procedure.

THE STEREOTAXIS VALUE PROPOSITION

The NIOBE System addresses the current challenges in the interventional lab by providing precise computerized control of the working tip of the interventional instrument and by integrating this control with the visualization and information systems used during interventional cardiology and electrophysiology procedures, on a cost justified basis. We believe that the NIOBE System is the only technology to be commercialized that allows remote, computerized control of disposable interventional devices directly at their working tip.

We believe that the NIOBE System will:

•

Expand the market by enabling new treatments for major diseases and enhancing the treatment of more complex existing cases. Treatment of a number of major diseases, including chronic total occlusions and placement of bi-ventricular pacing devices and atrial fibrillation, is highly problematic using conventional wire and/or catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias, such as atrial fibrillation, are often referred to other more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases interventionally. Because the NIOBE System provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable chronic total occlusions and atrial fibrillation to be treated interventionally on a much broader scale than today.

•

Improve outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices leads to sub-optimal results in many procedures. Precise instrument control is necessary for treating a number of cardiac conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. To treat congestive heart failure, precise navigation within the coronary venous system for optimal placement of pacemaker leads is required. For coronary artery disease, precise and correct navigation and placement of expensive stents also have a significant impact on procedure costs and outcomes. We believe the NIOBE System can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by effecting more precise treatments once these sites are reached.

•

Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that the NIOBE System can reduce complex interventional procedure times compared to manual procedures. We believe the NIOBE System can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases. We also believe that additional cost savings from the NIOBE System result from decreased use of multiple catheters and guidewires in procedures compared with manual methods and also from decreased staff requirements during procedures, which further enhances the rate of return to hospitals.

•

Enhance physician skill levels in order to improve the efficacy of complex cardiology procedures. Training required for physicians to safely and effectively carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of interventional physicians for more complex procedures. The NIOBE System can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventionalists, with more standardized outcomes. In addition, interventional physicians can be trained to use the NIOBE System in a relatively short period of time. The NIOBE System can also be programmed to carry out sequences of complex navigation automatically further enhancing ease of use.

•

Improve patient and physician safety. The NIOBE System has been used in more than 10,000 procedures and the incidence of all reported cardiovascular complications associated with the use of magnetic catheters for complex left-sided procedures stands at approximately 0.1%, representing what we estimate to be a greater than 50-fold improvement over what has been reported by the Heart Rhythm Society for manual atrial fibrillation cases. Additionally, during conventional catheter-based procedures, both the physician, who stands by the patient table to manually control the catheter, and the patient are exposed to the potentially harmful x-ray fluoroscopy field. This exposure can be minimized by reducing procedure times. Reducing procedure times is also beneficial to the patient because of the direct correlation between complication rates and procedure length. The NIOBE System can further improve physician safety by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation.

We believe the ODYSSEY Information Management System will provide the capability to consolidate the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse control. It can also connect the lab to other sites within the hospital and, via a secure private network, to other ODYSSEY users worldwide as well as to the ODYSSEY Clinical Support Center, which provides the online clinical and technical support, and future connectivity to archiving. We believe ODYSSEY provides for improved clinical workflow and information management efficiency.

OVERVIEW OF THE NIOBE SYSTEM

Our proprietary NIOBE System provides the physician with precise remote digital instrument control through user friendly “point and click” computer mouse control, in combination with sophisticated image integration and 3-D reconstruction. It can be operated either from beside the patient table, as in traditional interventional procedures, or from a room adjacent to the patient and outside the x-ray fluoroscopy field. The NIOBE magnetic navigation system navigates disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to carry out treatment using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled, by the working tip to arrive at its position in the blood vessels or chambers of the heart, which results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the catheter.

Through our alliances with Siemens, Philips and Biosense Webster, this precise digital instrument control has been integrated with the visualization and information systems used during interventional cardiology and electrophysiology procedures in order to provide the physician with a fully-integrated and automated information and instrument control system. We have integrated our NIOBE System with Siemens’ digital x-ray fluoroscopy system, and with Philips’ digital x-ray fluoroscopy system. In addition, we have integrated the NIOBE System with Biosense Webster’s 3D catheter location sensing technology to provide accurate real-time information as to the 3D location of the working tip of the instrument, and with Biosense Webster’s ablation tip technology. The combination of these technologies was fully launched in 2005.

The components of the NIOBE System are identified and described below:

SYSTEMS

NIOBE Magnetic Navigation System. Our NIOBE magnetic navigation system utilizes two permanent magnets mounted on articulating or pivoting arms that are enclosed within a stationary housing, with one magnet on either side of the patient table, inside the interventional lab. These magnets generate magnetic navigation fields that are less than 10% of the strength of fields typically generated by MRI equipment and therefore require significantly less shielding, and cause significantly less interference, than MRI equipment. The NIOBE System is indicated for use in cardiac, peripheral and neurovascular applications.

NAVIGANT Advanced User Interface. The NAVIGANT advanced user interface is an integrated information and control center that integrates the key information sources used by interventional cardiologists and electrophysiologists and allows these physicians to provide instrument control directions to precisely govern the motion of the working tip of disposable interventional devices.

The NAVIGANT advanced user interface consists of:

•

configurable display screens located both next to the patient table inside the interventional labs and in the adjacent control room, outside the x-ray fluoroscopy field, that provide advanced visualization and information integration to the physician;

•

sophisticated embedded device software and system control algorithms that are integrated with our disposable interventional devices to facilitate ease of use automation, and improved navigation of these devices;

•

virtual catheter or mouse control which the physician uses to direct the motion of the working tip of the disposable interventional device, either from inside the interventional labs or from the adjacent control room; and

•	a software package designed for interventional cardiology or electrophysiology, or both, as well as optional application software tailored for specific clinical procedures.

CARDIODRIVE Automated Catheter Advancement System. Where the physician is conducting the procedure from the adjacent control room, the CARDIODRIVE automated catheter advancement system is used to advance and retract the catheter in the patient’s heart while the NIOBE magnets precisely steer the working tip of the device.

ODYSSEY Information Management System. The ODYSSEY Information Management System consolidates the multiple sources of diagnostic and imaging information found in the interventional labs into a networked large-screen user interface with single mouse control.

We have received regulatory marketing clearance, licensing and CE Mark approvals necessary for us to market the NIOBE magnetic navigation system, the NAVIGANT advanced user interface and the CARDIODRIVE automated catheter advancement system in the U.S., Canada, Europe and various other countries. We have received regulatory marketing clearance, licensing and CE Mark approvals necessary for us to market the ODYSSEY information management system in the U.S. and Europe and are in the process of obtaining necessary approvals in various other countries.

DISPOSABLES AND OTHER ACCESSORIES

Our system is designed to use a toolkit of proprietary disposable interventional devices. The toolkit currently consists of:

•	our CARDIODRIVE automated catheter advancement disposable used to provide precise remote advancement of proprietary catheters.

•

our suite of CRONUS®, ASSERT®, TITAN® and PEGASUS™ coronary guidewires suitable for use in interventional cardiology procedures for the introduction and placement of over-the-wire therapeutic devices, such as biventricular pacing leads used in cardiac resynchronization therapy for treating congestive heart failure as well as stents and angioplasty balloons;

•	our TANGENT® electrophysiology mapping catheter used to locate aberrant electrical signals in the heart;

•	our HELIOS II® electrophysiology ablation catheter used for certain arrhythmia treatments; and

•

the CARTO® RMT navigation and ablation system, CELSIUS® RMT, NAVISTAR® RMT, NAVISTAR® RMT DS, and NAVISTAR® RMT THERMOCOOL® Irrigated Tip Diagnostic/Ablation Steerable Tip Catheters co-developed with Biosense Webster, as described below.

We have received FDA clearance, Canadian licensing and the CE Mark necessary for us to market our suite of CRONUS, ASSERT and TITAN coronary guidewires in the U.S., Canada and Europe. In addition, we have received FDA clearance for our TANGENT mapping catheter and our PEGASUS coronary guidewire in the U.S. and the CE Mark for our HELIOS II electrophysiology ablation catheter in Europe. In the U.S. we completed clinical trials with the HELIOS II in 2004 and filed for a PMA in 2005 for which we anticipate approval in 2008.

In March 2005, we announced the first commercial use of our NIOBE System with the CELSIUS RMT ablation catheter, the NAVISTAR RMT Diagnostic/Ablation Steerable Tip catheter and the CARTO® RMT navigation and ablation system in Europe. Biosense Webster received FDA approval in September 2005 for use in the U.S. of the CARTO® RMT navigation system with the NIOBE System. In December 2005, Biosense Webster received approval from the FDA for the CELSIUS RMT Diagnostic/Ablation Steerable Tip Catheter and in February 2006 Biosense Webster received FDA approval for the NAVISTAR RMT Diagnostic/Ablation Steerable Tip Catheter. These products are the first products to be commercialized pursuant to our strategic alliance with Biosense Webster. In May 2007 and January 2008 Biosense Webster received CE Mark and FDA approval, respectively, for the NAVISTAR RMT THERMOCOOL Irrigated Tip Catheter. We will continue to co-develop a range of ablation catheters that can be navigated with our system, with and without Biosense Webster’s 3D catheter location sensing technology. We are also developing disposable interventional devices for other applications. In addition, we can utilize security keys, with embedded smart chips and associated software which allow our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system.

Currently, eight European centers and one Canadian center have participated in the external evaluation of our partnered magnetic irrigated catheter. We are currently reviewing the results of the external evaluation by our catheter partner in approximately 250 cases. However, on March 3, 2008, we announced that during the external evaluation phase of the launch of this catheter our catheter partner has identified a relatively small number of catheters that exhibited signs of char or coagulum formation. Although we have observed that changes in temperature setting and saline flow have largely resolved this issue in the clinical setting, our catheter partner has advised us that these characteristics are inconsistent with the product specifications. Consequently, they have informed us that they will be temporarily halting procedures done with magnetic irrigated catheters and will be delaying full commercialization until this issue is resolved. Our catheter partner has attributed this issue to inconsistencies with specifications and this information, together with the observations of our own engineers, leads us to believe the root cause may lie in the area of manufacturing conformance to specifications. However, we cannot assure you as to how long the review process will take and the length of time that would be required to address any issues identified in the review process.

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

CLINICAL APPLICATIONS

We have initially focused our clinical and commercial efforts on applications of the NIOBE System in electrophysiology procedures for the treatment of arrhythmias and in complex interventional cardiology procedures for the treatment of coronary artery disease. Our system potentially has broad applicability in other areas, such as interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine, and our patent portfolio has been structured to permit expansion into these areas.

Electrophysiology

The rhythmic beating of the heart results from the transmission of electrical impulses through the heart. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in complications that can range from fatigue to stroke or death. Over four million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias. The most common arrhythmia in adults is atrial fibrillation. This chaotic electrical activity of the top chambers of the heart is estimated to be present in over 3 million people in the United States. The incidence is expected to continue to rise as the population ages and life expectancy continues to increase. Atrial fibrillation is a major physical and economic burden. This arrhythmia is associated with stroke, heart failure, and adverse symptoms including fatigue and shortness of breath. The high prevalence of symptoms makes patients very motivated to seek treatment. The combination of symptoms, prevalence and co-morbidities make atrial fibrillation a major economic factor in healthcare. We believe payers are very interested in therapies that may reduce the financial impact.

Drug therapies for arrhythmias often fail to adequately control the arrhythmia and may have significant side effects. Consequently, physicians have increasingly sought more permanent, non-pharmacological, solutions for arrhythmias. The most common interventional treatment for arrhythmias, and in particular tachyarrhythmias, where the patient’s heart rate is too high or irregular, is an ablation procedure in which the diseased tissue giving rise to the arrhythmia is isolated or destroyed. Prior to performing an electrophysiology ablation, a physician typically performs a diagnostic procedure in which the electrical signal patterns of the heart wall are “mapped” to identify the heart tissue generating the aberrant electrical signals. Following the mapping procedure, the physician may then use an ablation catheter to disable the aberrant signal or signal path, restoring the heart to its normal rhythm. In cases where an ablation is anticipated, physicians will choose an ablation catheter and perform both the mapping and ablation with the same catheter.

We believe the NIOBE System is particularly well-suited for those electrophysiology procedures which are time consuming or which can only be performed by highly experienced physicians. These procedures include:

•

General Mapping and Ablations. For the more routine mapping and ablation procedures, our system offers the unique benefit of precise catheter movement and consistent heart wall contact. Additionally, the system can control the procedure and direct catheter movement from the control room, saving the physician time and helping to avoid unnecessary exposure to high doses of radiation.

•

Atrial Fibrillation. The most commonly diagnosed abnormal heart rhythm, atrial fibrillation, is a particular type of arrhythmia characterized by rapid, disorganized contractions of the heart’s upper chambers, the atria, which lead to ineffective heart pumping and blood flow and can be a major risk factor for stroke. The number of potential patients for manual catheter-based procedures for atrial fibrillation has been limited because the procedures are extremely complex and are performed by only the most highly skilled electrophysiologists. They also typically have much longer procedure times than general ablation cases and the success rates have been lower and more variable. We believe that our system can allow these procedures to be performed by a broader range of electrophysiologists and, by automating some of the more complex ablation routines, can standardize and reduce procedure times and significantly improve outcomes.

•

Ventricular Tachycardia. Ventricular tachycardia is a malignant, potentially lethal arrhythmia that is extremely difficult and time consuming to treat by catheter ablation because of the mechanical force of a conventional catheter against the heart wall. The GentleTouch™ magnetic catheter has been characterized as the ideal tool for this application. These arrhythmias can often be modified or interrupted by the pressure of a conventional catheter making it very difficult to identify the appropriate location for the ablation, whereas magnetic catheters produce fewer extra beats and provide for easier and more efficient mapping of the diseased tissue. Successful ablation of ventricular tachycardia can extend the useful life of an implantable defibrillator, reduce the need for antiarrhythmic drugs or, in some cases, obviate the need for an expensive implantable device and its associate follow-up.

•

Cardiac Resynchronization Therapy (CRT). Heart failure is a potentially fatal condition in which the heart muscle is damaged to the point that it is unable to provide adequate blood flow to the body. CRT, or bi-ventricular pacing, has shown promise in the treatment of heart failure in which the ventricles of the heart do not contract in a coordinated manner. The procedure used to carry out this therapy involves the placement of a pacemaker lead into the coronary venous system of the heart. Interventional treatment of this patient population is growing rapidly but the placement of the venous pacing lead with manual interventional technologies is highly challenging and time consuming. The unpredictability of procedure times also makes efficient interventional lab scheduling very difficult in these cases. There is growing evidence that lead placement can contribute to clinical outcomes, and we believe our system enhances the physician’s ability to achieve optimal lead placements.

We believe that our system can address the current challenges in electrophysiology by permitting the physician to remotely navigate disposable interventional devices from a control room outside the x-ray field. Our system also allows for more predictable and efficient navigation of these devices to the treatment site, including the left atrium for atrial fibrillation procedures, and enables appropriate contact force to be maintained to efficiently apply energy on the wall of the beating heart. We also believe that our system will significantly lower the skill barriers required for physicians to perform complex electrophysiology procedures and, additionally, improve interventional lab efficiency and reduce disposable interventional device utilization.

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

•

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

•

Tortuous Anatomy. Some interventional procedures require physicians to navigate a disposable interventional device through a series of sharp turns in the patient’s vasculature. Navigating through tortuous anatomy using manual interventional techniques can be very time consuming and physicians often cannot reach the lesion or manipulate the balloon or stent across the lesion once it is reached. Because our system allows the working tip of disposable interventional devices to be precisely oriented regardless of the number of turns that have occurred, our technology allows physicians to more effectively navigate these devices through complex vasculature and deliver balloons and stents to treatment sites for therapy.

•

Stent Placement. The likelihood of restenosis, or re-blockage of cleared arteries, is greatly increased in multi-vessel diseased patients whose blockages are typically more diffusely distributed throughout longer lengths of the vessel. As a result, these patients are often referred to invasive bypass surgery. We expect that drug-eluting stents, which reduce the likelihood of restenosis, may enable patients with more complex lesions to be treated interventionally rather than with bypass surgery. In order to treat this new group of patients, however, physicians will need to place stents in more challenging or remote locations. By using externally applied magnetic fields to precisely direct a stent through a patient’s vasculature, we believe that our system allows these devices to be more easily navigated to these difficult to reach treatment sites.

•

Small Vessels. Based on our interpretation of various medical studies, we have determined that diabetic patients usually comprise about 20 to 30% of U.S. hospital’s interventional procedure volume. These patients generally have smaller vessels, which often contain longer lesions with more diffusely distributed blockages, as well as tortuous anatomy, making guidewire navigation and stent delivery extremely difficult. We believe that these patients can benefit significantly from the improved disposable interventional device navigation enabled by our system.

Peripheral Vascular Disease (PAD)

It is estimated that PAD currently affects 8 to 12 million Americans, making it the third most prevalent disease in the United States. This number is expected to grow to over 17 million in 2010 and 22 million in 2020. It is primarily a disease of the elderly; roughly 20% of people over age the age of 70 suffer from it. With people living longer and increasingly indulging in unhealthy dietary habits, it is not difficult to account for the heightened prevalence of this disease.

PAD is associated with several significant co-morbidities. Atherosclerosis is a systemic condition; therefore, it affects the coronary arteries as well. A significant number of people with PAD also suffer from Coronary Artery Disease, which means that they are at serious risk of myocardial infarction, in addition to the consequences of PAD.

Stroke is also a common morbidity for people with PAD. If the carotid artery (the artery that supplies blood to the brain) becomes occluded, stroke can occur, leading to serious disability and possibly, death.

Diabetes mellitus is a very serious co-morbidity for PAD and diabetics are significantly more likely to have PAD compared with the general population. Additionally, having diabetes correlates to a poorer prognosis for PAD. PAD can progress to Critical Limb Ischemia (CLI), in which significant tissue death is taking place. Rest pain, ulcerations, and gangrene can result, requiring amputation of the affected limb.

Chronic Total Occlusions (CTO) are classified as blockages that completely obstruct the flow of blood through an artery for an extended period of time, usually 30 days or more. These blockages consist largely of plaque that has been deposited on the endothelium of the artery wall, and which over time has become calcified. The calcification makes the blockage very rigid, and causes the artery to lose elasticity. The artery’s ability to contract and expand is thus diminished, resulting in a narrowing of the artery lumen and a reduction in the amount of blood than can flow through it. CTOs, which are often a factor in peripheral vascular disease, pose a serious health risk and require a safe, effective method of treatment. We believe the NIOBE system can help overcome the significant challenges faced by clinicians in manually delivering guidewires and other devices across CTOs, by providing precise magnetic tip control in combination with 3-D image reconstruction of these complex vascular lesions.

Interventional Neuroradiology, Neurosurgery and Other Interventional Applications

Physicians used a predecessor to our NIOBE System to conduct a number of procedures for the treatment of brain aneurysms, a condition in which a portion of a blood vessel wall balloons and which can result in debilitating or fatal hemorrhagic strokes. Traditional treatment for brain aneurysms involves highly invasive open brain surgery. Interventional procedures have evolved for filling the aneurysm with platinum micro-coils delivered to the site in order to reduce blood flow within the aneurysm. We believe that the NIOBE System has the potential to be adapted for use in the interventional treatment of brain aneurysms, by enabling physicians to reach a broader range of aneurysm targets, and by making procedure times for these cases more predictable.

The NIOBE System also has a range of potential applications in minimally invasive neurosurgery, including biopsies and the treatment of tumors, treatment of vascular malformations and, when deliverables are commercialized by third parties, delivery of pharmacological compounds and deep brain stimulators. We have successfully conducted what we believe to be the first human surgical procedures ever conducted using computerized control in our neurosurgery program by navigating complex pathways through brain tissue to multiple target sites. The NIOBE System also has applicability in the respiratory, gastro-intestinal and genito-urinary systems, for diagnosis and treatment of diseases affecting the lungs, prostate, kidneys, colon and small intestine. We do not anticipate any significant revenue from these programs in the near term.

COLLABORATIONS

We have entered into collaborations with technology leaders in the global interventional market, including Siemens, Philips, and Biosense Webster that we believe will aid us in commercializing our NIOBE System. We believe our two imaging partners, Siemens and Philips, have a significant percentage of the installed base worldwide.

We believe that these collaboration arrangements are favorable to Stereotaxis because they:

•	provide for the integration of our system with market leading digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices;

•	allow us to leverage the sales, distribution, service and maintenance expertise of our strategic partners; and

•

enable operational flexibility by not requiring us to provide any of our strategic partners with a right of first refusal in the event that another party wants to acquire us or with board representation where a strategic partner has made a debt or equity investment in us.

Imaging Partners

Siemens Alliance. In June 2001, we entered into an alliance with Siemens, a global leader in interventional lab equipment sales, including x-ray fluoroscopy systems. Under this alliance, we successfully integrated our NIOBE System with Siemens’ digital fluoroscopy system to provide advanced interventional lab visualization and instrument control through user-friendly computerized interfaces. We also coordinate our sales efforts with Siemens to co-place integrated systems at leading hospital sites in the U.S., Europe and in Asia. Under this alliance and under a separate services agreement, Siemens provides site planning, project management, equipment maintenance and support services for our products directly to our customers. To date, most of our systems placed for clinical use have been integrated with Siemens’ digital fluoroscopy systems.

In May 2003, we entered into an expanded alliance with Siemens, under which we are collaborating to produce what we believe will be market leading technology to provide physicians with real-time 3D visualization of a patient’s anatomy during a procedure by integrating pre-operative MRI and CT data with x-ray fluoroscopic data. We also agreed to integrate our instrument control technology with Siemens’ imaging technology in order to develop new solutions in cardiology and, potentially, in interventional radiology. We have also entered into a separate development agreement for the Japanese market under which Siemens will coordinate regulatory approval and distribute, install and service our NIOBE Systems, whether integrated with the x-ray system of Siemens, or other third parties, in Japan. We have also entered into a software distribution agreement with Siemens under which we have the right to sublicense Siemens’ 3D pre-operative image navigation software as part of our NAVIGANT advanced user interface.

Philips Alliance. In October 2003, we entered into an alliance with Philips, another recognized global leader in interventional lab sales, pursuant to which we agreed to integrate our NIOBE System with Philips’ digital x-ray fluoroscopy system. We also agreed to identify areas of concentration for bringing new solutions to integration of information sources and instrument control in the interventional labs in cardiology and neurology. Under this alliance, we coordinate our sales and marketing efforts with Philips in order to co-place our integrated systems in addition to collaborating on the development of new solutions and sharing engineering and development costs

Disposables Devices Partner

Biosense Webster Alliance. We entered into an alliance in May 2002 pursuant to which we agreed to integrate Biosense Webster’s advanced 3D catheter location sensing technology, which we believe has the leading market position in this important field of visualization for electrophysiology procedures, with our instrument control system, and to jointly develop associated location sensing electrophysiology mapping and ablation catheters that are navigable with the NIOBE System. We believe that these integrated products will provide physicians with the elements required for effective complex electrophysiology procedures: highly accurate information as to the exact location of the catheter in the body and highly precise control over the working tip of the catheter. We also agreed to coordinate our sales force efforts with Biosense Webster in order to place Biosense CARTO® RMT Systems and our NIOBE Systems that, together with the co-developed catheters, comprise the full integration of our instrument control and 3D location sensing technologies in the interventional lab. We expanded this alliance in November 2003 to include the parallel integration of our instrument control technology with Biosense Webster’s full line of non-location sensing mapping and ablation catheters that are relevant to our targeted applications in electrophysiology.

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

Either party may terminate this alliance in certain specified “change of control” situations, although the termination would not be effective until one year after the change of control and then would be subject to a wind-down period during which Biosense Webster would continue to supply co-developed catheters to us or to our customers for three years (or, for non-location sensing mapping and ablation catheters, until our first sale of a competitive product after a change of control, if earlier than three years). If we terminate the agreement under this provision, we must pay a termination fee to Biosense Webster equal to 5% of the total equity value of Stereotaxis in the change of control transaction, up to a maximum of $10 million. We also agreed to notify Biosense Webster if we reasonably believe that we are engaged in substantive discussions in respect of the sale of the company or substantially all of our assets.

In May, 2007 the Company and Biosense Webster amended their agreement to extend the development and distribution alliance related to the magnetically enabled irrigated tip catheters to December 31, 2011 and also to explore opportunities for expanding their integrated technology for the delivery of cells and other biological agents for the treatment of heart failure.

RESEARCH AND DEVELOPMENT

We have assembled an experienced group of engineers and physicists with recognized expertise in magnetics, software, control algorithms, systems integration and disposable interventional device modeling and design.

Our research and development efforts are focused in three major areas:

•	continuing to enhance our existing system through ongoing product and software development;

•	designing new proprietary disposable interventional devices for use with our system; and

•	developing next generation versions of our system.

Our research and development team collaborates with our strategic partners, Siemens, Philips, and Biosense Webster, to integrate our NIOBE System’s open architecture platform with key imaging, location sensing and information systems in the interventional lab. We have also collaborated with a number of highly regarded interventional physicians in key clinical areas and have entered into agreements with a number of universities and research institutions, which serve to increase our access to world class physicians and scientists and to expand our name recognition in the medical community.

CUSTOMER SERVICE AND SUPPORT

Stereotaxis has contracted with Siemens to provide worldwide maintenance and support services to our customers for our integrated products. This allows us to leverage Siemens’ extensive maintenance and support infrastructure for direct, on-site technical support activities, including its call center, customer support engineers and service parts logistics and delivery. It also provides a single point of contact for the customer and allows us to focus on providing installation, training, and back-up technical support. We intend to follow the same strategy with Philips and with other potential collaboration partners in the future.

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

We have established an Odyssey Call Center and clinical support center in our St. Louis facilities, which provides real-time clinical support to our Odyssey customers worldwide via our Odyssey private network.

MANUFACTURING

NIOBE Systems

Our manufacturing strategy for our NIOBE System is to sub-contract the manufacture and testing of our system. This permits us to focus on our core competencies in magnet design, magnet physics, magnetic instrument control and navigational algorithms.

Disposable Interventional Devices

Our manufacturing strategy for disposable interventional devices is to outsource their manufacture through subcontracting and through our alliance with Biosense Webster and to expand partnerships for other interventional devices. We have entered into manufacturing agreements to provide high volume capability for devices other than catheters.

Software

The software components of the NIOBE System, including control and application software, are developed both internally and with integrated modules we purchase or license. We perform final testing of software products in-house prior to their commercial release.

General

Our manufacturing facilities operate under processes that meet the FDA’s requirements under the Quality System Regulation, or QSR. In 2003 and 2006, the FDA audited our Maple Grove, Minnesota facility for regulatory compliance, and no deficiencies were noted. A European notified body has regularly audited each facility annually since 2001 and found the facilities to be in compliance with European requirements. The initial certification was issued in January 2002 for compliance with ISO 9001. The most recent issuance of formal certification is for ISO 13485:2003.

SALES AND MARKETING

We market our products in the U.S and internationally through a direct sales force of senior sales specialists, distributors and sales agents, supported by account managers and clinical specialists that provide training, clinical support, and other services to our customers. In addition, our strategic alliances form an important part of our sales and marketing strategy. We leverage the sales forces of our imaging partners to co-market integrated systems on a worldwide basis. This approach allows us to maximize our leads and knowledge of the market opportunities while using our resources to sell directly to the customer. Under the terms of our agreement, Biosense Webster exclusively distributes our electrophysiology mapping and ablation catheters, co-developed pursuant to our alliance with them.

Our sales and marketing process has two important steps: (1) selling systems directly and through co-marketing agreements with our imaging partners, Siemens and Philips and through distributors; and (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service.

REIMBURSEMENT

We believe that substantially all of the procedures, whether commercial or in clinical trials, conducted in the U.S. with the NIOBE System have been reimbursed to date and that substantially all commercial procedures in Europe have been reimbursed. We expect that third-party payors will reimburse, under existing billing codes, our line of guidewires, as well as our line of ablation catheters and those on which we are collaborating with Biosense Webster. We expect healthcare facilities in the U.S. to bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurers, for services performed with our products. We believe that procedures performed using our products, or targeted for use by products that do not yet have regulatory clearance or approval, are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot assure you that reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures using the NIOBE System. See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

Our strategy is to patent the technology, inventions and improvements that we consider important to the development of our business. As a result, we have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposables interventional devices and our 3D integration technology. As of December 31, 2007, we had 66 issued U.S. patents, 2 co-owned U.S. patents and 8 licensed U.S. patents. In addition, we had 123 pending U.S. patent applications, 12 co-owned U.S. patent applications, 9 licensed U.S. patent applications. As of December 31, 2007 we had pending 10 owned and one licensed Patent Cooperation Treaty applications and 33 owned and one co-owned Foreign Patent Applications. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing.

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

It would be technically difficult and costly to reverse engineer our NIOBE System, which contains numerous complex algorithms that control our disposable devices inside the magnetic fields generated by the NIOBE System. We further believe that our patent portfolio is broad enough in scope to enable us to obtain legal relief if any entity not licensed by us attempted to market disposable devices that can be navigated by the NIOBE System. We can also utilize plastic security keys, with embedded smart chips and associated software that could allow our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system.

We have also developed substantial know-how in magnet design, magnet physics and magnetic instrument control that was developed in connection with the development of the NIOBE System, which we maintain as trade secrets. This know-how centers around our proprietary magnet design, which is a critical aspect of our ability to design, manufacture and install a cost-effective magnetic navigation system that is small enough to be installed in a standard interventional lab.

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

Our intellectual property involves certain risks and uncertainties. Please refer to “Item 1A—Risk Factors” in this annual report for a description of these risks and uncertainties.

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

We expect to face competition from companies that are developing new approaches and products for use in interventional procedures, including robotic approaches that may be directly competitive with our technology. Some of these companies may have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the interventional lab. We are aware of one public company that has commercialized a catheter delivery system which has been cleared by the FDA for mapping procedures only and one private company at a much earlier stage of development. We also face competition from companies who currently market or are developing drugs or gene therapies to treat the conditions for which our products are intended.

We believe that the primary competitive factors in the market we address are capability, safety, efficacy, ease of use, price, quality, reliability and effective sales, support, training and service. The length of time required for products to be developed and to receive regulatory and reimbursement approval is also an important competitive factor. See “Item 1A—Risk Factors” for a discussion of other competitive risks facing our business.

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

Under the 510(k) process, the FDA determines whether or not the device is “substantially equivalent” to a predicate device. In making this determination, the FDA compares both the new device and the predicate device. If the two devices are comparable in intended use, safety, and effectiveness, the device may be cleared for marketing.

Under the PMA process, the FDA examines detailed data relating to the safety and effectiveness of the device. This information includes design, development, manufacture, labeling, advertising, pre-clinical testing, and clinical study data. Prior to approving the PMA, the FDA generally will conduct an inspection of the facilities producing the device and one or more clinical sites where the study was conducted. The facility inspection evaluates the company’s readiness to commercially produce and distribute the device. The inspection includes an evaluation of compliance under the Quality System Regulation (QSR). Under certain circumstances, the FDA may convene an advisory panel meeting to seek review of the data presented in the PMA. If the FDA’s evaluation is favorable, the PMA is approved, and we can market the device in the U.S. The FDA may approve the PMA with conditions, such as post-market surveillance requirements.

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

Currently our NIOBE magnetic navigation system, NAVIGANT advanced user interface, CARDIODRIVE automated catheter advancement system, ODYSSEY information management system, the CRONUS and ASSERT families of coronary guidewires, TANGENT electrophysiology mapping catheter and TITAN and PEGASUS families of guidewires have been cleared by the FDA to be used in interventional procedures. We have received the CE Mark for our HELIOS II electrophysiology ablation catheter and, in the U.S., we have filed a PMA for this device. In addition, we have received the CE Mark for our NIOBE magnetic navigation system, NAVIGANT advanced user interface, CARDIODRIVE automated catheter advancement system, the CRONUS and ASSERT family of coronary guidewires and our family of TITAN guidewires. In addition, Biosense Webster received FDA approval and CE Mark approval for the CELSIUS® RMT, the NAVISTAR® RMT, the NAVISTAR®RMT DS , and the Navistar® RMT ThermoCool® Irrigated Tip diagnostic/ablation steerable tip catheters as described above.

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

The primary regulatory environment in Europe is that of the European Union, which consists of 27 countries encompassing most of the major countries in Europe. The European Union requires that manufacturers of medical products obtain the right to affix the CE Mark to their products before selling them in member countries of the European Union. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE Mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. Compliance with the Medical Device Directive, as certified by a recognized European Notified Body, permits the manufacturer to affix the CE Mark on its products and commercially distribute those products throughout the European Union.

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

Through Siemens and in collaboration with Biosense, we intend to submit an application for regulatory approval to commence a clinical study with the Japanese Ministry of Health, Labor and Welfare for commercial use of the NIOBE System in Japan. Siemens has agreed to coordinate the regulatory approval process and act as distributor for our NIOBE magnetic navigation system and NAVIGANT advanced user interface in Japan. We have received regulatory approval for the NIOBE magnetic navigation system and for our TANGENT mapping catheter in China. We will continue to pursue regulatory approval of additional devices. We have received regulatory approval for our system and for various disposable devices in other countries and we will evaluate regulatory approval in other foreign countries on an opportunistic basis.

In addition, Biosense Webster has obtained the right to affix the CE Mark to the CELSIUS® RMT, the NAVISTAR® RMT, the NAVISTAR® RMT DS , and the Navistar® RMT ThermoCool® Irrigated Tip diagnostic/ablation steerable tip catheters.

Anti-Kickback Statute

The federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the OIG to issue a series of regulations, known as the “safe harbors” which it did, beginning in July of 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG.

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

In addition to creating the two new federal healthcare crimes, HIPAA also establishes uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses. Two standards have been promulgated under HIPAA: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information, and the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. In addition, the Security Standards required covered entities to implement certain security measures to safeguard certain electronic health information by April 2005. Although we believe we are not a covered entity and therefore do not need to comply with these standards, our customers generally are covered entities and frequently ask us to comply with certain aspects of these standards. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards may entail significant and costly changes for us. If we fail to comply with these standards, it is possible that we could be subject to criminal penalties.

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

Federal False Claims Act

Another trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. The government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If it declines to do so, the individual may choose to pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the individual’s litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted laws modeled after the federal False Claims Act.

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

Certificate of Need Laws

In approximately two-thirds of the states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or various types of advanced medical equipment, such as our NIOBE System. At present, many of the states in which we sell NIOBE Systems have laws that require institutions located in those states to obtain a certificate of need in connection with the purchase of our system, and some of our purchase orders are conditioned upon our customer’s receipt of necessary certificate of need approval. Certificate of need laws were enacted to contain rising health care costs, prevent the unnecessary duplication of health resources, and increase patient access for health services. In practice, certificate of need laws have prevented hospitals and other providers who have been unable to obtain a certificate of need from acquiring new equipment or offering new services. A further increase in the number of states regulating our business through certificate of need or similar programs could adversely affect us. Moreover, some states may have additional requirements. For example, we understand that California’s certificate of need law also incorporates seismic safety requirements which must be met before a hospital can acquire our NIOBE System.

Employees

As of December 31, 2007, we had 222 employees, 63 of whom were engaged directly in research and development, 84 in sales and marketing activities, 25 in manufacturing and service, 18 in regulatory, clinical affairs and quality activities, 10 in training activities and 22 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Availability of Information

We make certain filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge in the Investor Relations section of our website, http://www.stereotaxis.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Further, these filings are available on the Internet at http://www.sec.gov. Information contained on our website is not part of this report and such information is not incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed or implied by forward looking statements.

Hospital decision-makers may not purchase our NIOBE System or may think that it is too expensive.

The market for our products and related technology is not well established. To achieve continued sales, hospitals must purchase our products, and in particular, our NIOBE magnetic navigation system. The NIOBE magnetic navigation system, which is the core of our NIOBE System, is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the NIOBE System is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. If hospitals do not widely adopt our NIOBE System, or if they decide that it is too expensive, we may never become profitable. Any failure to sell as many NIOBE Systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, and cash flow.

General economic conditions may cause our customers to delay purchasing our products which may result in lower revenues for us.

An economic downturn in the United States or in any other country in which we sell our products may cause customers to delay purchasing or installation decisions. The NIOBE System is typically purchased as part of a larger overall capital project and an economic downturn might make it more difficult for our customers to obtain adequate financing to support the project or to obtain requisite internal approvals. Any delay in purchasing decisions may result in a decrease in our revenues.

Physicians may not use our products if they do not believe they are safe and effective.

We believe that physicians will not use our products unless they determine that the NIOBE System provides a safe, effective and preferable alternative to interventional methods in general use today. Currently, there is only limited clinical data on the NIOBE System with which to assess safety and efficacy. If longer-term patient studies or clinical experience indicate that treatment with our system or products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. If physicians do not use our products, we likely will not become profitable or generate sufficient cash to survive as a going concern.

Our collaborations with Siemens, Philips, Biosense Webster or other parties may fail, or we may not be able to enter into additional partnerships or collaborations in the future.

We are collaborating with Siemens, Philips, Biosense Webster and other parties to integrate our instrument control technology with their respective imaging products or disposable interventional devices and to co-develop additional disposable interventional devices for use with our NIOBE System. A significant portion of our revenue from system sales will be derived from these integrated products. Siemens provides post-installation maintenance and support services to our customers for our integrated systems and we are in discussions with Philips to provide the same.

Our product commercialization plans could be disrupted, leading to lower than expected revenue and a material and adverse impact on our results of operations and cash flow, if:

•	any of our collaboration partners delays or fails in the integration of its technology with our NIOBE System as planned;

•	any of our collaboration partners fails to develop or commercialize the integrated products in a timely manner;

•	any of our collaboration partners does not co-market and co-promote our integrated products diligently or does not provide maintenance and support services as we expect; or

•	we become involved in disputes with one or more of our collaboration partners regarding our collaborations.

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

The recently announced halting of procedures preformed with our partnered magnetic irrigated catheter may negatively affect our results of operations.

On March 3, 2008, we announced that our catheter partner had advised us that the external evaluation phase of the magnetic irrigated catheter launch had identified a relatively small number of catheters that exhibited signs of char or coagulum formation. Our partner has advised us that these characteristics are inconsistent with the product specifications. Consequently, they have informed us that they will be temporarily halting procedures done with magnetic irrigated catheters and will be delaying full commercialization until this issue is resolved. Our catheter partner has attributed this issue to inconsistencies with specifications and this information, together with the observations of our own engineers, leads us to believe the root cause may lie in the area of manufacturing conformance to specifications. We are currently unable to predict what remedial actions will be necessary to resolve this issue and when commercial re-launch will occur, if at all. Moreover, while we currently expect that the negative results are the result of a manufacturing specification issue, if the issue requires a redesign, resolution of the issue could take significantly longer than addressing a manufacturing specification issue. Any such delay in commercial re-launch would adversely affect our results of operations. Further, sales of our NIOBE System could be negatively affected as hospital decision-makers evaluate the status of this issue.

We have limited experience selling, marketing, and distributing products, which could impair our ability to increase revenue.

We currently market our products in the U.S., Europe and the rest of the world through a direct sales force of sales specialists, distributors and sales agents, supported by account managers and clinical specialists who provide training, clinical support, and other services to our customers. If we are unable to increase our sales force or effectively utilize our existing sales force in the foreseeable future, we may be unable to generate the revenue we have projected in our business plan. Factors that may inhibit our sales and marketing efforts include:

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

Our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading commercial and research hospitals, particularly in the U.S. and Europe. If we are unable to gain and/or maintain such support and collaboration or if the reputation or standing of these physicians is impaired or otherwise adversely affected, our ability to market the NIOBE System and, as a result, our financial condition, results of operations and cash flow could be materially and adversely affected.

We may not be able to rapidly train physicians in numbers sufficient to generate adequate demand for our products.

In order for physicians to learn to use the NIOBE System, they must attend one or more training sessions in order to familiarize themselves with a sophisticated user interface. Market acceptance could be delayed by lack of physician willingness to attend training sessions or by the time required to complete this training. An inability to train a sufficient number of physicians to generate adequate demand for our products could have a material adverse impact on our financial condition and cash flow.

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

We also face competition from companies that are developing drugs or other medical devices or procedures to treat the conditions for which our products are intended. The medical device and pharmaceutical industries make significant investments in research and development, and innovation is rapid and continuous. We are aware of one public company that has commercialized a catheter delivery system which has been cleared by the FDA for mapping procedures only and one private company at a much earlier stage of development. If these or other new products or technologies emerge that provide the same or superior benefits as our products at equal or lesser cost, it could render our products obsolete or unmarketable. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future products and technologies.

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

Our backlog, which consists of purchase orders and other commitments, is considered by some investors to be a significant indicator of future performance. Consequently, negative changes to this backlog or its failure to grow commensurate with expectations could negatively impact our future operating results or our share price. Our backlog includes those outstanding purchase orders and other commitments that management believes will result in recognition of revenue upon delivery or installation of our systems. We cannot assure you that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations or by project changes or delays. System installation is by its nature subject to the interventional lab construction or renovation process which comprises multiple stages, all of which are outside of our control. Although the actual installation of our system requires only a few weeks, and can be accomplished by either our staff or by subcontractors, successful installation of our system can be subjected to delays related to the overall construction or renovation process. If we experience any failures or delays in completing the installation of these systems, our reputation would suffer and we may not be able to sell additional systems. We have experienced situations in which our purchase orders and other commitments did not result in recognizing revenue from placement of a system with a customer. In addition to construction delays, there are risks that an institution will attempt to cancel a purchase order as a result of subsequent project review by the institution or the departure from the institution of physicians or physician groups who have expressed an interest in the Niobe System.

These, or similar events, have occurred in the past and are likely to occur in the future, causing delays in revenue recognition or even removal of orders and other commitments from our backlog. Such events would have a negative effect on our revenue and results of operations.

We will likely experience long and variable sales and installation cycles, which could result in substantial fluctuations in our quarterly results of operations.

We anticipate that our system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ interventional lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, the majority of our systems have historically been installed less than one year after the receipt of a purchase order from a hospital, with the timing being dependant on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. This may contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

If the magnetic fields generated by our system are not compatible with, or interfere with, other widely used equipment in the interventional labs, sales of our products would be negatively affected.

Our system generates magnetic fields that directly govern the motion of the internal, or working, tip of disposable interventional devices. If other equipment in the interventional labs or elsewhere in a hospital is incompatible with the magnetic fields generated by our system, or if our system interferes with such equipment, we may be required to install additional shielding, which may be expensive and which may not solve the problem. If magnetic interference becomes a significant issue at targeted institutions, it would increase our installation costs at those institutions and could limit the number of hospitals that would be willing to purchase and install our systems, either of which would adversely affect our financial condition, results of operations and cash flow.

The use of our products could result in product liability claims that could be expensive, divert management’s attention, and harm our reputation and business.

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

We generally warrant each of our products against defects in materials and workmanship for a period of 12 months following the installation of our system. If product returns or warranty claims increase, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill in the interventional lab market could be damaged. While we have established reserves for liability associated with product warranties, unforeseen warranty exposure in excess of those reserves could materially and adversely affect our financial condition, results of operations and cash flow.

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

We have incurred substantial net losses since inception, and we expect to incur substantial net losses into 2008 as we seek additional regulatory approvals, launch new products and generally continue to scale up our sales and marketing operations to continue the commercialization of our products. We may not be successful in completing the development or commercialization of our technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

We depend on contract manufacturers to produce and assemble most of the components of our systems and other products such as our guidewires and electrophysiology catheter advancement devices. We also depend on various third party suppliers for the magnets we use in our NIOBE magnetic navigation systems. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our NIOBE magnetic navigation system, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

Lead times for materials and components ordered by us and our contract manufacturers vary and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We and our contract manufacturers acquire materials, complete standard subassemblies and assemble fully configured systems based on sales forecasts. If orders do not match forecasts, our contract manufacturers and we may have excess or inadequate inventory of materials and components.

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

We also rely on our collaboration partner, Biosense Webster, and other parties to manufacture a number of disposable interventional devices for use with our NIOBE System. If these parties cannot manufacture sufficient quantities of disposable interventional devices to meet customer demand, or if their manufacturing processes are disrupted, our revenue and profitability would be adversely affected.

Risks associated with international manufacturing and trade could negatively impact the availability and cost of our products because materials used to manufacture our magnets, one of our key system components, are sourced from overseas.

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

We do not have extensive experience in manufacturing, assembling or testing our products on a commercial scale as we subcontract the manufacture, assembly and testing of our NIOBE magnetic navigation system and our disposable devices. We may be unable to meet the expected future demand for our NIOBE System. In addition, the products we design may not satisfy all of the performance requirements and we may need to improve or modify the design or ask our subcontractors to modify their production process in order to do so. We or our subcontractors may experience quality problems, substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, we will be unable to produce a sufficient supply of product necessary to meet our future growth expectations.

We may be unable to protect our technology from use by third parties.

Our commercial success will depend in part on obtaining patent and other intellectual property right protection for the technologies contained in our products and on successfully defending these rights against third party challenges. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We cannot assure you that we will obtain the patent protection we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to re-examination proceedings in the U.S. Patent and Trademark Office, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office, which proceedings could result in either loss of the patent or denial of the patent application or loss, or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, re-examination, and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in patents being issued and certain foreign patent applications for medical related devices and methods may be found unpatentable. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

Our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent, as do the laws of the U.S., particularly in the field of medical products and procedures.

Third parties may assert that we are infringing their intellectual property rights.

Successfully commercializing our products will depend in part on not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. We may also be liable for patent infringement by third parties whose products we use or combine with our own and for which we have no right to indemnification. In addition, because patent applications are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware and which may later result in issued patents that our products infringe. Determining whether a product infringes a patent involves complex legal and factual issues and may not become clear until finally determined by a court in litigation. Our competitors may assert that our products infringe patents held by them. Moreover, as the number of competitors in our market grows the possibility of a patent infringement claim against us increases. If we were not successful in obtaining a license or redesigning our products, we could be subject to litigation. If we lose in this kind of litigation, a court could require us to pay substantial damages or prohibit us from using technologies essential to our products covered by third-party patents. An inability to use technologies essential to our products would have a material adverse effect on our financial condition, results of operations and cash flow and could undermine our ability to continue operating as a going concern.

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

The NIOBE System is designed to have the potential for expanded applications beyond electrophysiology and interventional cardiology, including congestive heart failure, structural heart repair, interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected industries and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either a 510(k) clearance or a pre-market approval, or PMA, from the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for our current Stereotaxis System, including a limited number of disposable interventional devices, and are able to market our system commercially in the U.S., our business model relies significantly on revenue from disposable interventional devices, some of which do not currently have FDA clearance or approval. We cannot assure you that any of our devices will not be required to undergo the lengthier and more burdensome PMA process. We cannot commercially market our unapproved disposable interventional devices in the U.S. until the necessary clearances or approvals from the FDA have been received. In addition, we are working with third parties to co-develop disposable products. In some cases, these companies are responsible for obtaining appropriate regulatory clearance or approval to market these disposable devices. If these clearances or approvals are not received or are substantially delayed or if we are not able to offer a sufficient array of approved disposable interventional devices, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

Furthermore, obtaining 510(k) clearances, PMAs or PMA supplement approvals, from the FDA could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain a 510(k) clearance or

PMA or PMA supplement approval, the clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA will act on our marketing applications. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be adversely affected. Also, a failure to obtain approvals may limit our ability to grow domestically and internationally.

If our strategic partners or we fail to obtain regulatory approvals in other countries for products under development, we will not be able to commercialize these products in those countries.

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

Even after product clearance or approval, we must comply with continuing regulation by the FDA and other authorities, including the FDA’s Quality System Regulation, or QSR, requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. Any failure to comply with continuing regulation by the FDA or other authorities could result in enforcement action that may include suspension or withdrawal of regulatory approvals, recalling products, ceasing product manufacture and/or marketing, seizure and detention of products, paying significant fines and penalties, criminal prosecution and similar actions that could limit product sales, delay product shipment and harm our profitability. Congress could amend the Federal Food, Drug, and Cosmetic Act, and the FDA could modify its regulations promulgated under this law in a way to make ongoing regulatory compliance more burdensome and difficult.

Additionally, any modification to an FDA 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. Modifications to a PMA approved device or its labeling may require either a new PMA or PMA supplement approval, which could be a costly and lengthy process. In the future, we may modify our products after they have received clearance or approval, and we may determine that new clearance or approval is unnecessary. We cannot assure you that the FDA would agree with any of our decisions not to seek new clearance or approval. If the FDA requires us to seek clearance or approval for any modification, we could be subject to enforcement sanctions and we also may be required to cease marketing or recall the modified product until we obtain FDA clearance or approval which could also limit product sales, delay product shipment and harm our profitability.

In many foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for reimbursement. Failure to receive, or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. Due to the movement toward harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system. We cannot predict the timing of this harmonization and its effect on us. Adapting our business to changing regulatory systems could have a material adverse effect on our business, financial condition, and results of operations. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension, or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Our suppliers, subcontractors, or we may fail to comply with the FDA quality system regulation.

Our manufacturing processes must comply with the FDA’s quality system regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We cannot assure you that we or our suppliers or subcontractors would pass such an inspection. If we or our suppliers or subcontractors fail to remain in compliance with the FDA or ISO 9001 standards, we or they may be required to cease all or part of our operations for some period of time until we or they can demonstrate that appropriate steps have been taken to comply with such standards or face other enforcement action, such as a public warning letter. We cannot be certain that our facilities or those of our suppliers or subcontractors will comply with the FDA or ISO 9001 standards in future audits by regulatory authorities. Failure to pass such an inspection could force a shut down of manufacturing operations, a recall of our products or the imposition of other enforcement sanctions, which would significantly harm our revenue and profitability. Further, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements and will not encounter any manufacturing difficulties. Any failure to comply with the FDA’s QSR by us or our suppliers could significantly harm our available inventory and product sales.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, loss of reimbursement for our products under federal or state government health programs such as Medicare and Medicaid and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expense and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

The application of state certificate of need regulations and compliance by our customers with federal and state licensing or other international requirements could substantially limit our ability to sell our products and grow our business.

Some states require health care providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items such as our NIOBE System. In many cases, a limited number of these certificates are available. As a result of this limited availability, hospitals and other health care providers may be unable to obtain a certificate of need for the purchase of our NIOBE System. Further, our sales and installation cycle for the NIOBE System is typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive payments from government-sponsored health care programs such as Medicare and Medicaid, receive full reimbursement from third party payors, and maintain their customers. Our international customers may be required to meet similar or other requirements. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation, or the failure of our customers to satisfy the other necessary requirements under government-sponsored health care programs or other requirements could cause our sales to decline.

Hospitals or physicians may be unable to obtain reimbursement from third-party payors for procedures using the NIOBE System, or reimbursement for procedures may be insufficient to recoup the costs of purchasing our products.

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

Our growth will place a significant strain on our resources, and if we fail to manage our growth, our ability to develop, market, and sell our products will be harmed.

Our business plan contemplates a period of substantial growth and business activity. This growth and activity will likely result in new and increased responsibilities for management personnel and place significant strain upon our operating and financial systems and resources. To accommodate our growth and compete effectively, we will be required to improve our information systems, create additional procedures and controls and expand, train, motivate and manage our work force. We cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our future operations. Any failure to effectively manage our growth could impede our ability to successfully develop market and sell our products.

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

As of December 31, 2007, our executive officers, directors and individuals or entities affiliated with them beneficially own or control a substantial percentage of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings to fund the development and growth of our business. In addition, the terms of our loan agreement prohibit us from declaring dividends without the prior consent of our lender. As a result, capital appreciation, if any, of our common stock will be an investor’s sole source of gain for the foreseeable future.

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

In addition, our alliance with Biosense Webster contains provisions that may similarly discourage a takeover and negatively affect our share price as described above.

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

We have been engaged in research and product development since our inception in 1990. Our initial focus was on the development of neurosurgical applications for our technology, and during the first several years following our inception, we devoted our resources primarily to developing prototypes and performing research and development activities in this area. Starting around 1998, we shifted our primary focus to developing applications for our technology to treat cardiovascular disease and, in 2003, began limited commercial shipments of products we developed for treatment in this area. To date, our investments in our products have produced relatively little revenue as compared to our operating expenses on a cumulative basis. Our lack of a significant operating history also impairs an investor’s ability to make a comparative evaluation of our products, our prospects, and us.

Our future operating results may be below securities analysts or investors’ expectations, which could cause our stock price to decline.

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts, or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including

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

Future issuances of our securities could dilute current shareholders’ ownership.

A number of shares of our common stock are subject to stock options, stock appreciation rights and warrants. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. We cannot predict the effect, if any, that future sales of our common stock, other equity securities or securities convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock or notes. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options, stock appreciation rights or the conversion of any convertible securities outstanding now or in the future), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2007 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we lease approximately 64,000 square feet of office and 12,000 square feet of demonstration and assembly space. This space is leased under an agreement that expires in 2015.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on The NASDAQ Global Market under the symbol “STXS” since August 12, 2004. The following table sets forth the high and low sales prices of our common stock for the periods indicated and reported by NASDAQ.

	High	Low
Year Ended December 31, 2007
First Quarter	$12.76	$9.49
Second Quarter	13.55	9.95
Third Quarter	15.77	11.99
Fourth Quarter	16.88	11.90

Year Ended December 31, 2006
First Quarter	$15.80	$8.63
Second Quarter	12.57	8.76
Third Quarter	11.85	8.14
Fourth Quarter	12.73	9.73

As of February 28, 2008, there were approximately 222 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

STOCK PRICE PERFORMANCE GRAPH

The following graph shows the total shareholder return from August 11, 2004, the date of Stereotaxis’ initial public offering, through December 31, 2007 for a $100 investment in Stereotaxis, Inc., the NASDAQ Composite (U.S.) Index and the NASDAQ Medical Device Index. All values assume reinvestment of the full amount of all dividends although dividends have never been declared on Stereotaxis’ common stock. The stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from, and should be read in conjunction with our financial statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the financial statements. Historical results are not indicative of the results to be expected in the future.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Revenue	$39,298,809	$27,191,706	$15,026,390	$18,816,860	$5,014,877
Cost of revenue	15,346,220	12,892,749	7,720,706	10,672,262	4,051,313

Gross margin	23,952,589	14,298,957	7,305,684	8,144,598	963,564

Operating costs and expenses:
Research and development	25,471,809	21,794,177	17,829,282	17,215,414	13,590,922
Sales and marketing	29,021,117	22,533,882	16,106,621	11,447,857	5,999,310
General and administrative	18,701,726	16,642,359	14,449,326	6,900,016	5,323,682
Royalty settlement	—	—	2,923,111	—	—

Total operating expenses	73,194,652	60,970,418	51,308,340	35,563,287	24,913,914

Operating loss	(49,242,063)	(46,671,461)	(44,002,656)	(27,418,689)	(23,950,350)
Interest and other income (expense), net	1,120,549	951,691	444,821	161,220	(86,487)

Net loss	$(48,121,514)	$(45,719,770)	$(43,557,835)	$(27,257,469)	$(24,036,837)

Basic and diluted net loss per common share (1)	$(1.34)	$(1.39)	$(1.60)	$(2.38)	$(18.37)

Shares used in computing basic and diluted net loss per common share	35,793,973	32,979,403	27,301,822	11,470,310	1,308,805

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,656,378	$36,983,781	$10,735,587	$45,648,834	$26,480,612
Working capital	21,925,716	40,383,798	15,896,719	50,404,840	22,764,719
Total assets	60,475,794	69,290,660	36,658,189	71,044,697	37,323,419
Long-term debt, less current maturities	6,000,000	305,556	1,972,222	1,000,000	2,243,768
Accumulated deficit	(252,072,353)	(203,950,839)	(158,231,069)	(114,673,234)	(87,415,765)
Total stockholders’ equity	24,194,407	44,788,992	18,125,842	58,394,468	25,266,428

(1)	The one-for-3.6 reverse stock split effective as of July 2004 has been reflected in the calculation of the basic and diluted net loss per share for all periods presented above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The NIOBE System is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. In addition to the Niobe System and its components, Stereotaxis also has developed the Odyssey™ information management system, which consolidates the multiple sources of diagnostic and imaging information found in the interventional lab into a large-screen user interface with single mouse control, which can be connected via a private network line to other interventional labs or to a remote clinical call center. The core components of the NIOBE System have received regulatory clearance in the U.S., Canada Europe, China and various other countries.

We believe that our system represents a revolutionary technology in the interventional surgical suite, or “interventional lab”, and has the potential to become the standard of care for a broad range of complex cardiology procedures. We also believe that our system is the only technology to be commercialized that allows remote, computerized control of catheters and guidewires directly at their working tip. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically important improvements and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times and sub-optimal therapeutic outcomes.

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

In August 2004, we completed an initial public offering in which we issued and sold 5,500,000 shares of our common stock at $8.00 per share. In September 2004, the underwriters exercised an option to purchase 462,352 additional shares. In connection with the initial public offering (including the over-allotment option exercise), we received approximately $41.4 million in net proceeds. In February 2006, we completed an underwritten take-down of our common stock from our shelf registration in which we issued and sold 5,500,000 shares of our common stock at $12.00 per share including the underwriters’ exercise of their option to purchase an additional 500,000 shares. In conjunction with the February 2006 shelf take-down, we received approximately $61.7 million in net proceeds. In March 2007, we completed an offering of 1,919,000 shares of our common stock at $10.50 per share. In conjunction with this transaction, we received approximately $20.1 million in net proceeds after deducting offering expenses.

Since our inception, we have generated significant losses. As of December 31, 2007, we had incurred cumulative net losses in excess of $252 million. We expect to incur additional losses into 2008 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund our sales and marketing initiatives. We believe that by the end of 2009, we will be positioned to achieve break-even operating performance.

We have alliances with each of Siemens AG Medical Solutions, Philips Medical Systems and Biosense Webster, Inc., through which we integrate our NIOBE System with market leading digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices, in order to continue to develop new solutions in the interventional lab. Each of these alliances provides for coordination of our sales and marketing activities with those of our partners. In addition, Siemens has agreed to provide worldwide service for our integrated systems.

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

Revenue Recognition

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin (SAB) 104 Revenue Recognition and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognize revenue for each separate element as the criteria are met. Under EITF 00-21, we are required to continually evaluate whether we have separate units of accounting for deliverables within certain contractual arrangements we have made with customers, specifically as it relates to the sale and installation of our magnetic navigation system. Prior to the quarter ended June 30, 2007, we had met the first criterion for separation of multiple elements under EITF 00-21, which was that the NIOBE System has stand-alone value but had not yet accumulated sufficient evidence to support the determination of fair value on the undelivered installation element. By the second quarter of 2007, we had accumulated sufficient experience to conclude that installation had been and could be performed by several independent vendors such that fair value could be determined. As such, we determined in the second quarter of

2007 that installation met the criteria under SAB 104 and EITF Issue No. 00-21 for recognition as a separate element or unit of accounting and began to recognize revenue on the delivery and installation of the NIOBE System as two separate elements.

Under our revenue recognition policy, revenue for system sales is recognized for the portion of sales price due upon delivery, provided delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The balance of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, we recognize revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and an appropriate reserve for returns is established. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus affect on revenue recognized in the period. The Company believes that the estimate is not likely to change significantly in the future.

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

Stock compensation expense, which is a non-cash charge, results from stock option and stock appreciation rights grants made to employees, directors and consultants at the fair value of the option granted, from grants of restricted shares to employees and from share purchases by employees under our employee stock purchase plan. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. When we were a private company, the deemed fair value of the underlying common stock was determined by management and the Board of Directors based on their best estimates using information from preferred stock financing transactions or other significant changes in the business. The fair value of the grants of restricted shares, all of which were granted after we became a public company, was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which generally vest over one to two years. Stock compensation expense for performance-based restricted shares is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to option grants to non-employees is periodically remeasured through the vesting date. Compensation expense is recognized only for those options expected to vest, net of estimated forfeitures. Estimates of the expected life of options has been based on the average of the vesting and expiration periods, the simplified method under SFAS 123R. Estimates of volatility and forfeiture rates utilized in calculating stock based compensation have been prepared based on historical data and future expectations and actual experience to date has been consistent with these estimates.

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

Additional detail regarding the adoption of SFAS 123(R) may be found in the notes to the financial statements which are included elsewhere in this Annual Report on Form 10-K.

Valuation of Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out (FIFO) method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete items and potential impaired items and reserve accordingly. Our reserve estimate for excess and obsolete is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual disposal of the goods.

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

Results of Operations

Comparison of the Years ended December 31, 2007 and 2006

Revenue. Revenue increased to $39.3 million for the year ended December 31, 2007 from $27.2 million for the year ended December 31, 2006, an increase of approximately 45%. Revenue from sales of systems increased to $30.1 million for the year ended December 31, 2007 from $22.7 million for the year ended December 31, 2006, an increase of approximately 33%. Revenue from the sale of systems increased primarily because we sold 27 systems in 2007 compared to 23 systems in 2006. In addition, the average selling price of systems increased approximately 15% in 2007 as contrasted with 2006. Revenue from sales of disposable interventional devices, service and accessories increased to $9.2 million for the year ended December 31, 2007 from $4.5 million for the year ended December 31, 2006, an increase of approximately 102%. This increase was attributable to the increased base of installed systems.

Cost of Revenue. Cost of revenue increased to $15.3 million for the year ended December 31, 2007 from $12.9 million for the year ended December 31, 2006, an increase of approximately 19%. Cost of revenue for systems sold increased to $11.0 million for the year ended December 31, 2007 from $10.4 million for the year ended December 31, 2006, an increase of approximately 5%. This increase in cost of revenue was attributable to the number of systems sold, offset by a 10% reduction in the associated unit cost of goods sold for those systems. In addition, cost of revenue includes the effect of a $1.9 million adjustment in 2007 to the carrying value of the first generation Niobe system in inventory. Cost of revenue for disposable interventional devices, service and accessories increased to $2.5 million for the year ended December 31, 2007 from $2.4 million for the year ended December 31, 2006 an increase of approximately 2%. This increase was due to the larger installed base generating increased volumes of disposable devices, service and other revenues. As a percentage of our revenue, cost of revenue was approximately 39% in the year ended December 31, 2007 or 34% excluding the adjustment to the carrying value of the Niobe system compared to 47% in the year ended December 31, 2006 due principally to the increase in the average selling price of systems and increase in disposable devices and service activity. The improved margin for disposable interventional devices, service and accessories related to the absorption of fixed overhead spending over significantly higher disposables, service and software revenues as well the increase in royalty income.

Research and Development Expense. Research and development expense increased to $25.5 million for the year ended December 31, 2007 from $21.8 million for the year ended December 31, 2006, an increase of approximately 17%. The increase was related to continued catheter development, the Odyssey information management system and other projects.

Sales and Marketing Expense. Sales and marketing expense increased to $29.0 million for the year ended December 31, 2007 from $22.5 million for the year ended December 31, 2006, an increase of approximately 29%. The increase related primarily to increased salary, benefits and travel expenses associated with hiring additional sales personnel and expanded marketing programs.

General and Administrative Expense. General and administrative expense increased to $18.7 million for the year ended December 31, 2007 from $16.6 million for the year ended December 31, 2006, an increase of approximately 12%. The increase relates to expanded activity in training, clinical affairs and increased personnel costs.

Interest Income. Interest income decreased approximately 31% to $1.5 million for the year ended December 31, 2007 from $2.1 million for the year ended December 31, 2006. Interest income decreased due principally to lower average invested balances during 2007.

Interest Expense. Interest expense decreased approximately 70% to $0.4 million for the year ended December 31, 2007 from $1.2 million for the year ended December 31, 2006. Interest expense decreased primarily due to the amortization of commitment fees related to the affiliate line of credit impacting the 2006 year.

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

Cost of Revenue. Cost of revenue increased to $12.9 million for the year ended December 31, 2006 from $7.7 million for the year ended December 31, 2005, an increase of approximately 67%. Cost of revenue for systems sold increased to $10.4 million for the year ended December 31, 2006 from $6.0 million for the year ended December 31, 2005, an increase of approximately 75%. This increase in cost of revenue was attributable primarily to the increased number of systems sold and associated cost of goods sold for those systems. Cost of revenue for disposable interventional devices, service and accessories increased to $2.4 million for the year ended December 31, 2006 from $1.8 million for the year ended December 31, 2005 an increase of approximately 39%. This increase was due to the larger installed base generating increased volumes of disposable devices, service and other revenues. As a percentage of our revenue, cost of revenue was 47% in the year ended December 31, 2006 compared to 51% in the year ended December 31, 2005 due principally to an increase in the average selling price. The improved margin for disposable interventional devices, service and accessories related to increases in software and service plans, consistent with this growth in the installed base of systems and improved absorption of the underlying costs.

Research and Development Expense. Research and development expense increased to $21.8 million for the year ended December 31, 2006 from $17.8 million for the year ended December 31, 2005, an increase of approximately 22%. The increase was due principally to an increase in the research and development projects, including continued integration and development related to disposable interventional devices, further development of the NIOBE platform technology, as well as user interface improvements.

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

Royalty Settlement. Royalty settlement expense related to the resolution of a patent licensing dispute with the University of Virginia was $2.9 million for the year ended December 31, 2005. There was no such settlement expense in 2006.

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

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2007, 2006 and 2005 to reflect these uncertainties. As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $229 million of which approximately $3.5 million will expire between 2008 and 2011 and approximately $225 million will expire between 2012 and 2027. We may not be able to utilize certain of these loss carryforwards prior to their expiration.

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

In February 2006, we completed an underwritten take-down of our common stock from our shelf registration in which we issued and sold 5,500,000 shares of our common stock at $12.00 per share including the underwriters’ exercise of their option to purchase an additional 500,000 shares. In conjunction the February 2006 shelf take-down, we received approximately $61.7 million in net proceeds. Since our inception, we have generated significant losses.

In August 2006, we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration was declared effective by the SEC in September 2006. In March 2007 we sold approximately 1.9 million shares in a registered direct offering, raising approximately $20.1 million. As of December 31, 2007, approximately $55 million remaining availablity under the shelf registration statement.

In February 2008 we entered into a Note and Warrant Purchase Agreement with two current shareholders, providing for a $20 million commitment of funds to be provided either as direct loans to us or as a guaranty of amounts borrowed by us under our working capital facility with our primary lending bank. In connection with this transaction, we amended our loan agreement with Silicon Valley Bank to increase availability under the working capital line to $30 million subject to qualifying receivable and inventory balance limitations, including up to $10 million to be secured by guarantees from the two shareholders, and to extend the maturity of the line to March 31, 2009.

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as short-term investments. In addition to our cash and cash equivalent balances, we maintained $6.6 million and $21.8 million of investments in some or all of corporate debt securities, U.S. government agency notes, commercial paper certificates of deposit and auction rate securities at December 31, 2007 and 2006, respectively.

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Cash Flow (used in) Operating Activities	$(35,713)	$(38,983)	$(40,986)
Cash Flow provided by (used in) Investing Activities	10,596	(16,394)	25,052
Cash Flow provided by Financing Activities	26,929	66,988	2,625

Net cash used in operating activities. We used approximately $35.7 million, $39.0 million and $41.0 million of cash in operating activities during the years ended December 31, 2007, 2006 and 2005, respectively, primarily as a result of operating losses during these periods. Cash generated from operating assets and liabilities purposes increased to $3.3 million during the year ended December 31, 2007 from $755,000 generated during the year ended December 31, 2006 primarily as a result of an overall increase in general liabilities and in deferred revenue related to systems on which revenue has not yet been recognized and an increase in prepaid expenses related to certain development projects offset by an increase in accounts receivable.

Net cash provided by (used in) investing activities. We generated approximately $10.6 million of cash from investing activities during the year ended December 31, 2007 compared to $16.4 million used by investing activities during the year ended December 31, 2006 and $25.0 million generated during the year ended December 31, 2005. The cash generated from 2007 investing activities was substantially from the sale of investments. The cash used for 2006 investing activities was principally for the purchase of investments. The cash generated from 2005 investing activities was substantially from the sale of investments. We used $4.7 million during the year ended December 31, 2007 for the purchase of property and equipment compared to $2.3 million in each of 2006 and 2005.

Net cash provided by financing activities. We realized approximately $26.9 million from financing activities during the year ended December 31, 2007 principally from the sale of our common stock in which we realized approximately $20.1 million in net proceeds and from a $5.0 million borrowing under the our line of credit. We realized approximately $67.0 million from financing activities during the year ended December 31, 2006 principally from the sale of our common stock in which we realized approximately $61.7 million in net proceeds. We realized approximately $2.6 million from financing activities during the year ended December 31, 2005 including $1.1 million in proceeds from the issuance of long-term debt from our equipment and revolving credit facilities, net of repayments and $1.6 million from the issuance of stock as a result of exercises of warrants and options.

At December 31, 2007, we had working capital of approximately $21.9 million, compared to $40.4 million at December 31, 2006.

As of December 31, 2007, we had outstanding balances under various equipment loan agreements, consisting of an aggregate of approximately $2.0 million. As of December 31, 2007, we had $5.0 million outstanding under our $25 million working capital line of credit and had borrowing capacity of $13.9 million, subject to collateralization by qualifying receivables and inventory balances.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as modified in February 2008, we are required to maintain a various levels of “tangible net worth” as defined in the loan agreement, including a requirement of $5 million in tangible net worth, as defined, at the end of any calendar quarter during the term of the revised agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of December 31, 2007, we were in compliance with all covenants of this agreement.

We expect to have negative cash flow from operations through 2008. Throughout 2008, we expect to continue the development and commercialization of our existing products and our research and development programs and the advancement of new products into clinical development. We expect that our research and development expenditures will decrease in 2008 and our selling, general and administrative expenses will continue to increase in order to support our product commercialization efforts. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

While we believe our existing cash, cash equivalents and investments, and borrowing facilities will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, we cannot ensure that we will not require additional financing before that time. We also cannot ensure that such additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Contractual Obligations

The following table summarizes all significant contractual payment obligations by payment due date:

	Payments by Period
Contractual Obligations	Under 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	Total
	(In thousands)
Long-term debt (1)	$972	$6,000	$—	$—	$6,972
Operating leases	1,439	3,048	3,006	4,656	12,149
Capital leases	10	17	11	—	38
Research and alliance agreements	209	263	—	—	472

Total	$2,630	$9,328	$3,017	$4,656	$19,631

(1)	We have not included interest payable on our term notes or our revolving credit agreement in these amounts because the interest on these obligations is calculated at a variable rate.

Commercial Commitments

We have entered into two letters of credit to support certain purchase and other commitments in the amount of approximately $2.7 million which expire in 2008.

As of December 31, 2007 we had a line of credit with our primary lender which had a maximum borrowing capacity of up to $25,000,000, which was amended in February 2008 as described in Note 18 to our financial statements.

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

We have exposure to market risk related to our investments, particularly auction rate securities. At December 31, 2007 we held approximately $500,000 in auction rate securities. Auction rate securities are private placement securities with long-term maturities for which the interest rates are reset through a Dutch auction each month. We only invest in auction rate securities with AAA/Aaa ratings at the time of purchase. Although the monthly auctions have historically provided a liquid market for these securities, the recent liquidity issues experienced in the auction rate securities market might make it impossible for us to liquidate our holdings or require that we sell the securities at a substantial loss.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stereotaxis, Inc.

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereotaxis, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stereotaxis, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

St. Louis, Missouri

March 13, 2008

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$17,022,200	$15,210,493
Short-term investments	6,634,178	21,773,288
Accounts receivable, net of allowance of $189,040 and $90,716 in 2007 and 2006, respectively	13,757,270	15,280,628
Current portion of long-term receivables	136,430	163,362
Inventories	9,964,460	8,285,825
Prepaid expenses and other current assets	3,421,202	2,580,773

Total current assets	50,935,740	63,294,369
Property and equipment, net	7,011,763	4,130,295
Intangible assets, net	1,411,111	1,544,444
Long-term receivables	272,859	—
Other assets	844,321	321,552

Total assets	$60,475,794	$69,290,660

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$972,222	$1,666,666
Accounts payable	7,349,426	5,555,121
Accrued liabilities	11,913,418	10,025,231
Deferred contract revenue	8,774,958	5,663,553

Total current liabilities	29,010,024	22,910,571
Long-term debt, less current maturities	6,000,000	305,556
Long-term deferred contract revenue	942,573	1,220,174
Other liabilities	328,790	65,367

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2007 and 2006, none outstanding at 2007 and 2006	—	—
Common stock, par value of $0.001; 100,000,000 shares authorized at 2007 and 2006, 37,132,529 and 34,755,397 shares issued at 2007 and 2006, respectively	37,133	34,755
Additional paid in capital	276,433,662	248,908,918
Treasury stock, 40,151 shares at 2007 and 2006	(205,999)	(205,999)
Accumulated deficit	(252,072,353)	(203,950,839)
Accumulated other comprehensive income	1,964	2,157

Total stockholders’ equity	24,194,407	44,788,992

Total liabilities and stockholders’ equity	$60,475,794	$69,290,660

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenue:
Systems	$30,118,627	$22,656,092	$12,760,593
Disposables, service and accessories	9,180,182	4,535,614	2,265,797

Total revenue	39,298,809	27,191,706	15,026,390

Cost of revenue:
Systems	10,978,108	10,448,772	5,965,252
Disposables, service and accessories	2,497,459	2,443,977	1,755,454
Inventory impairment	1,870,653	—	—

Total cost of revenue	15,346,220	12,892,749	7,720,706
Gross margin	23,952,589	14,298,957	7,305,684

Operating expenses:
Research and development	25,471,809	21,794,177	17,829,282
Sales and marketing	29,021,117	22,533,882	16,106,621
General and administrative	18,701,726	16,642,359	14,449,326
Royalty settlement	—	—	2,923,111

Total operating expenses	73,194,652	60,970,418	51,308,340

Operating loss	(49,242,063)	(46,671,461)	(44,002,656)
Interest income	1,471,503	2,126,987	949,918
Interest expense	(350,954)	(1,175,296)	(505,097)

Net loss	$(48,121,514)	$(45,719,770)	$(43,557,835)

Net loss per common share:
Basic and diluted	$(1.34)	$(1.39)	$(1.60)

Weighted average shares used in computing net loss per common share:
Basic and diluted	35,793,973	32,979,403	27,301,822

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Treasury Stock	Notes Receivable from Sale of Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2004	27,187,042	$27,187	$174,143,587	$(671,950)	$(162,546)	$(173,432)	$(114,673,234)	$(95,144)	$58,394,468
Issuance of warrants to purchase common stock			938,850						938,850
Amortization of stock-based compensation				747,412					747,412
Payments of notes receivable from sale of stock						3,750			3,750
Interests receivable from sale of stock						(10,937)			(10,937)
Issuance of stock under stock purchase plan	29,554	30	201,097						201,127
Exercise of stock warrants	14,888	15	(15)						—
Exercise of stock options	282,527	282	1,358,193						1,358,475
Grant of restricted shares, net of forfeitures	359,100	359	2,644,863	(2,645,222)					—

Components of comprehensive income (loss):
Net Loss							(43,557,835)		(43,557,835)
Unrealized gain on short term investments
								50,532	50,532

Comprehensive Loss									(43,507,303)

Balance at December 31, 2005	27,873,111	$27,873	$179,286,575	$(2,569,760)	$(162,546)	$(180,619)	$(158,231,069)	$(44,612)	$18,125,842

Balance at December 31, 2005	27,873,111	27,873	179,286,575	(2,569,760)	(162,546)	(180,619)	(158,231,069)	(44,612)	18,125,842
Adoption of SFAS 123(R)			(2,569,760)	2,569,760					—
Issuance common stock	5,500,000	5,500	61,746,903						61,752,403
Amortization of stock-based compensation			4,301,807						4,301,807
Payments of notes receivable from sale of stock						134,700			134,700
Interests receivable from the sale of stock						45,919			45,919
Issuance of stock under stock purchase plan	74,917	75	574,507						574,582
Purchase of treasury stock, at cost					(43,453)				(43,453)
Exercise of stock warrants	638,472	638	4,264,909						4,265,547
Exercise of stock options and stock appreciation rights	325,893	326	1,304,320						1,304,646
Grant of restricted shares, net of forfeitures	343,004	343	(343)						—

Components of comprehensive income (loss):
Net Loss							(45,719,770)		(45,719,770)
Unrealized gain on short term investments
								46,769	46,769

Comprehensive Loss									(45,673,001)

Balance at December 31, 2006	34,755,397	$34,755	$248,908,918	$—	$(205,999)	$—	$(203,950,839)	$2,157	$44,788,992

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY—(CONTINUED)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Treasury Stock	Notes Receivable from Sale of Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	34,755,397	$34,755	$248,908,918	$—	$(205,999)	$—	$(203,950,839)	$2,157	$44,788,992
Issuance common stock	1,919,000	1,919	20,105,317						20,107,236
Amortization of stock-based compensation			5,597,800						5,597,800
Issuance of stock under stock purchase plan	62,254	63	502,308						502,371
Exercise of stock warrants	93,050	93	373,381						373,474
Exercise of stock options and stock appreciation rights	210,745	211	946,030						946,241
Grant of restricted shares, net of forfeitures	92,083	92	(92)						—

Components of comprehensive income (loss):
Net Loss							(48,121,514)		(48,121,514)
Unrealized (loss) on short term investments
								(193)	(193)

Comprehensive Loss									(48,121,707)

Balance at December 31, 2007	37,132,529	$37,133	$276,433,662	$—	$(205,999)	$—	$(252,072,353)	$1,964	$24,194,407

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(48,121,514)	$(45,719,770)	$(43,557,835)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,752,471	1,214,280	769,617
Amortization (accretion)	(131,820)	387,480	397,070
Non-cash compensation	5,597,800	4,301,807	747,412
Interest receivable from sale of stock	—	48,992	—
Loss on asset disposal	9,797	29,658	48,783
Inventory impairment charge	1,870,653	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,523,358	(9,383,556)	2,542,002
Interest receivable on investments	164,455	(74,708)	150,359
Other receivables	(245,927)	444,678	(101,655)
Inventories	(3,549,288)	1,118,967	(4,730,798)
Prepaid expenses and other current assets	(840,429)	1,873,767	(2,064,410)
Other assets	(522,769)	(193,797)	(7,058)
Accounts payable	1,794,305	688,965	2,736,683
Accrued liabilities	1,888,187	4,376,538	81,536
Deferred revenue	2,833,804	1,866,467	1,975,502
Other	263,423	37,351	26,609

Net cash used in operating activities	(35,713,494)	(38,982,881)	(40,986,183)

Cash flows from investing activities
Sale of equipment	100,640	10,072	—
Purchase of equipment	(4,744,376)	(2,305,992)	(2,338,866)
Proceeds from the maturity/sale of available-for-sale investments	29,050,000	18,604,217	37,154,608
Purchase of available-for-sale investments	(13,810,385)	(32,701,841)	(9,763,722)

Net cash provided by (used in) investing activities	10,595,879	(16,393,544)	25,052,020

Cash flows from financing activities
Proceeds from long-term debt	7,000,000	—	2,000,000
Payments under long-term debt	(2,000,000)	(1,000,000)	(938,212)
Proceeds from issuance of stock, net of issuance costs	21,929,322	67,897,178	1,559,602
Purchase of treasury stock	—	(43,453)	—
Payments received on notes receivable from sale of common stock	—	134,700	3,750

Net cash provided by financing activities	26,929,322	66,988,425	2,625,140

Net increase (decrease) in cash and cash equivalents	1,811,707	11,612,000	(13,309,023)
Cash and cash equivalents at beginning of period	15,210,493	3,598,493	16,907,516

Cash and cash equivalents at end of period	$17,022,200	$15,210,493	$3,598,493

Supplemental disclosures of cash flow information:
Interest paid	$166,868	$207,775	$216,763

See accompanying notes.

Notes to Financial Statements

1. Description of Business

Stereotaxis, Inc. (the Company) designs, manufactures, and markets an advanced cardiology instrument control system for the interventional treatment of arrhythmias and coronary artery disease. The Company also markets and sells various disposable interventional devices, including catheters, guidewires and other delivery devices, for use in conjunction with its system. The Company has received regulatory approval for the core components of its system in the U.S., Europe, Canada and various other countries.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. As of December 31, 2006, $713,865 of cash is restricted subject to satisfaction of certain conditions related to a delivered system. No cash was restricted at December 31, 2007.

Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company’s investment securities are classified as available-for-sale and are carried at market value, which approximates cost. Realized gains or losses, calculated based on the specific identification method, were not material for the years ended December 31, 2007, 2006 and 2005. Interest and dividends on securities classified as available-for-sale are included in interest income.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable primarily include amounts due from hospitals and distributors for acquisition of magnetic systems and associated disposable device sales. Credit is granted on a limited basis, with balances due generally within 30 days of billing. The provision for bad debts is based upon management’s assessment of historical and expected net collections considering business and economic conditions and other collection indicators.

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

Property and Equipment

Property and equipment consist primarily of computer, office and research and demonstration equipment held for lease and leasehold improvements and are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives or life of the base lease term, ranging from three to ten years.

Long-Lived Assets

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

Intangible Assets

Intangible assets consist of purchased technology arising out of collaboration with a strategic partner valued at the cost of acquisition on the acquisition date and amortized over its estimated useful life of 15 years. Accumulated amortization at December 31, 2007 and 2006 is $588,889 and $455,555, respectively. Amortization expense in 2007, 2006 and 2005 is $133,333 during each year, as determined under the straight-line method. The estimated future amortization of intangible assets is $133,333 annually through July 2018.

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

Revenue and Costs of Revenue

For arrangements with multiple deliverables, the Company allocates the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin (SAB) 104 and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognizes revenue for each separate element as the criteria are met. In the second quarter of 2007, the Company determined that installation met the criteria under SAB 104 and EITF Issue No. 00-21 for recognition as a separate element or unit of accounting. Under this policy, as of December 31, 2007 there were seven Niobe systems for which the Company had recognized systems revenue upon delivery but for which installation revenue had not yet been recognized. Revenue for system sales is recognized for the portion of sales price due upon delivery, provided delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, the Company recognizes revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. The Company recognizes revenue from disposable device sales or accessories upon shipment and an appropriate reserve for returns is established. The Company recognizes fees earned on the shipment of product to customers as revenue and recognize costs incurred on the shipment of product to customers as cost of revenue.

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and training and product maintenance costs and are recorded at the time of sale. Costs of disposable revenue include direct product costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred. During the 2007 year, the Company recorded approximately $1.9 million of charges for inventory impairment related to the first generation Niobe system. The Company also includes in cost of revenue any expected loss related to executed contracts in the period in which the loss becomes known. During the year ended December 31, 2005 the Company incurred $135,560 for costs in excess of contractual revenue, primarily on certain system sales.

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

Under the modified prospective transition method of SFAS 123(R), the Company recognized stock-based compensation expense related to 1) the remaining unvested portion of all stock option, stock appreciation rights and restricted share awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option, stock appreciation rights and restricted share awards modified or granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company utilizes the Black-Scholes valuation model to determine the fair value of share-based payments at the date of grant with the following inputs: 1) expected dividend rate of 0%; 2) expected volatility of 50% based on the Company’s historical volatility and a review of the volatilities of comparable companies; 3) risk-free interest rate based on the Treasury yield on the date of grant and; 4) expected term for grants made subsequent to the adoption of SFAS 123(R) determined in accordance with Staff Accounting Bulletin No. 107 using the simplified method ranging from 3.75 to 5.5 years. The resulting compensation expense is recognized over the requisite service period, generally one to four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

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

In accordance with SFAS 123(R), the Company recorded approximately $4.3 million of share based compensation expense during the year ended December 31, 2006. As a result, the Company’s net loss for the year ended December 31, 2006 was approximately $2.0 million lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Net loss per share for the year ended December 31, 2006 was $0.06 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Net Loss per Share

Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

The Company has deducted shares subject to repurchase from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding convertible preferred stock, options, stock appreciation rights, warrants, shares subject to repurchase and unearned restricted shares from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. As of December 31, 2007, the Company had 3,324,509 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $8.72 per share and 357,350 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.83 per share.

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

The warranty activity for the year ended December 31, 2007 is as follows:

December 31, 2007
Warranty accrual at December 31, 2006	$188,198
Warranty expense incurred	254,858
Payments made	(208,105)

Warranty accrual at December 31, 2007	$234,951

During the year ended December 31, 2006, the Company expensed approximately $237,000 related to a warranty obligation for a system installed at a hospital whose President and Chief Executive Officer is a member of our board of directors.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.

Concentrations of Risk

The majority of the company’s cash, cash equivalents and investments are deposited with one major financial institution in the United States of America. Deposits in this institution exceed the amount of insurance provided on such deposits.

One customer, Siemens AG, Medical Solutions and its affiliated entities, as our distributor, accounted for $5,611,496, $5,941,884 and $4,392,349, or 14%, 22% and 29%, of total net sales for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006 this customer had balances due to us of $2,265,000 and $1,708,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments by stockholders, and includes the Company’s unrealized income (loss) on marketable securities. Comprehensive income (loss) for the years ended December 31, 2007 and 2006 included unrealized gain (loss) on available-for-sale investments of $(193) and $46,769, respectively. Accumulated other comprehensive income at December 31, 2007 and 2006 was $1,964 and $2,157, respectively.

Reclassifications

Costs of revenue in the prior years financial statements have been reclassified to disclose components related to systems and disposables, service and accessories to conform to current year presentation with no impact to reported net income.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. The adoption of FIN 48 did not have an impact on the Company’s financial position or results of operations.

Pending Accounting Pronouncements

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by us in the first quarter of fiscal 2008. The adoption of EITF 07-06 is not expected to have a material impact to the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The adoption of SFAS 159 is not expected to have a material impact to the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Statement 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact to the Company’s financial statements.

3. Investments

The following table summarizes available-for-sale securities included in short-term investments as of the respective dates:

	December 31, 2007				December 31, 2006
	Cost	Unrealized		Fair Value	Cost	Unrealized		Fair Value

		Gains	Losses			Gains	Losses
Short-term investments:
Corporate debt	$—	$—	$—	$—	$1,844,463	$—	$(475)	$1,843,988
U.S. government agency	—	—	—	—	9,274,072	2,559	—	9,276,631
Commercial paper	6,131,899	1,964	—	6,133,863	7,558,765	494	—	7,559,259
Certificates of deposit				—	2,092,674	—	(421)	2,092,253
Auction rate securities	500,315	—	—	500,315	1,001,157	—	—	1,001,157

Total	$6,632,214	$1,964	$—	$6,634,178	$21,771,131	$3,053	$(896)	$21,773,288

The Company views its available-for-sale portfolio as available for use in its current operations.

4. Inventory

Inventory consists of the following:

	December 31,
	2007	2006
Raw Materials	$2,394,846	$2,501,312
Work in Process	214,996	29,443
Finished Goods	7,949,723	5,966,525
Reserve for obsolescence	(595,105)	(211,455)

	$9,964,460	$8,285,825

5. Prepaid Expenses and Other Assets

Prepaid and other assets consists of the following:

	December 31,
	2007	2006
Prepaid expenses	$1,519,211	$1,424,224
Deferred cost of revenue	1,176,109	347,933
Other assets	1,570,203	1,130,168

	4,265,523	2,902,325
Less: Long-term other assets	(844,321)	(321,552)

Total prepaid expenses and other assets	$3,421,202	$2,580,773

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

6. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006
Equipment	$9,637,232	$5,307,519
Equipment held for lease	303,412	303,412
Leasehold improvements	1,506,576	1,309,715

	11,447,220	6,920,646
Less accumulated depreciation	(4,435,457)	(2,790,351)

	$7,011,763	$4,130,295

7. Related Party Transactions

In November 2005, the Company entered into a six-month commitment with certain affiliated investors providing for the availability of $20 million in unsecured borrowings. The lenders received five-year warrants to purchase shares of the Company’s common stock upon commitment of the funds. The Company recorded the fair value of $938,850 to paid in capital and has amortized the expense over the 6-month term of the commitment. During 2006 and 2005, the Company expensed $674,312 and $264,538, respectively, related to these warrants. The facility expired in May 2006.

In February 2008, the Company received a $20 million commitment for unsecured borrowings from certain affiliated investors as described in Note 18.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006
Accrued salaries, bonus, and benefits	$3,531,582	$3,495,023
Accrued research and development	4,456,049	3,471,094
Accrued legal and other professional fees	824,448	323,224
Other	3,101,339	2,735,890

	$11,913,418	$10,025,231

9. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2007	2006
Revolving credit agreement, due March 2009	$5,000,000	$1,000,000
April 2004 term note, due June 2007	—	333,333
November 2005 term note, due November 2008	305,555	638,889
June 2007 term note, due June 2010	1,666,667	—

	6,972,222	1,972,222
Less current maturities	(972,222)	(1,666,666)

	$6,000,000	$305,556

In March 2007, the Company amended its Revolving Credit Agreement with its primary lending bank. The amended agreement retained substantially all of the same terms and conditions as the agreement in place at December 31, 2006, but increased the maximum borrowing capacity to $25 million, an increase of $15 million, and provided for an additional $2 million in equipment advances. The maturity date of the revolving line of credit was extended to March 2009 and the interest rate was adjusted to the lender’s prime rate plus either 0.25% or 0.75%, depending on a defined liquidity measure. The Company is required to maintain a ratio of “quick” assets (cash, cash equivalents, accounts receivable and short term investments) to current liabilities (less deferred revenue) of at least 1.25 to 1.0. In the event the Company’s quick asset ratio (as defined in the agreement) falls below 1.75 to 1, the Company would also be required to maintain certain operating performance measures. The $2 million equipment loan was drawn in June 2007.

In December 2007, the Company amended its Revolving Credit Agreement with its primary lending bank to modify the terms of the of arrangement to increase the availability under the existing line and deferred required compliance with both quick ratio measures.

As of December 31, 2007, the Company had $5.0 million outstanding under the working capital line of credit and had an unused line of approximately $20.0 million with current borrowing capacity of approximately $13.9 million, secured by qualifying receivables and inventory balances. As of December 31, 2007, the Company is in compliance with all required covenants. The Revolving Credit Agreement was further amended in March 2008 as described in Note 18 herein.

In April 2004, the Company entered into a term note due in June 2007 with its primary lender for $2,000,000, (April 2004 term note). The Company was required to make equal payments of principal and interest, at 7%, through June 2007. The note was paid in full in June 2007.

In November 2005, the Company entered into a term note due in November 2008 with its primary lender for $1,000,000 (November 2005 term note). The Company is required to make equal payments of principal plus interest at prime plus 1.5% through November 2008.

In June 2007, the Company entered into a term note due in June 2010 with its primary lender for $2,000,000, (June 2007 term note). The Company is required to make equal payments of principal and interest, at prime plus 1%, through June 2010.

The Revolving Credit Agreement, April 2004 term note and November 2005 term note (collectively, the Credit Agreements) are secured by substantially all of the Company’s assets. The Company is also required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

In November 2005, the Company entered into a six-month commitment with certain affiliates providing for the availability of up to $20 million of unsecured borrowings. This commitment was available to be drawn against at any time through May 10, 2006, the initial six-month commitment period. The commitment period, as well as the maturity date on any funds drawn under the commitment, was subject to one six-month extension, through November 2006, at the Company’s sole election. The lenders received five-year warrants to purchase shares of the Company’s common stock upon commitment of the funds. The Company did not draw funds under this agreement nor did it extend the commitment period beyond its May 2006 expiration.

In February 2008, the Company entered into a one year commitment with certain stockholders providing for the availability of $20 million of unsecured borrowings as described in Note 18 herein.

Contractual principal maturities of long-term debt at December 31, 2007 are as follows:

2008	$972,222
2009	5,666,667
2010	333,333

$6,972,222

10. Lease Obligations

The Company leases its facilities under operating leases. For the years ended December 31, 2007, 2006, and 2005 rent expense was $1,195,617, $1,182,107, and $942,937 respectively.

In January 2006, the Company moved its primary operations into new facilities. The new facility is subject to a 10 year lease, expiring in 2015. Under the terms of the lease, the Company has options to expand its space and to renew for up to six additional years. The lease contains an escalating rent provision which the Company has straight-lined over the term of the lease.

The future minimum lease payments under noncancelable leases as of December 31, 2007 are as follows:

Year	Operating Lease
2008	$1,439,103
2009	1,528,790
2010	1,519,112
2011	1,482,388
2012	1,524,133
Beyond 2012	4,655,886

Total minimum lease payments	$12,149,412

11. Stockholders’ Equity

Public Offerings of Common Stock

In February 2006, the Company completed an offering of its common stock of 5,500,000 shares of its common stock at $12.00 per share, including the underwriters’ exercise of an option to purchase an additional 500,000 shares. In conjunction with these transactions, the Company received approximately $61.7 million in net proceeds after deduction of underwriting discounts and commissions and payment of estimated offering expenses.

In August 2006, the Company filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration was declared effective by the SEC in September 2006. In March 2007, the

Company completed an offering of 1,919,000 shares of its common stock at $10.50 per share pursuant to the shelf registration. In conjunction with this transaction, the Company received approximately $20.1 million in net proceeds after deducting offering expenses

Common Stock

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the our Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2007.

The Company has reserved shares of common stock for the exercise of warrants, the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31,
	2007	2006
Warrants	357,350	510,626
Stock award plans Employee Stock Purchase Plan	4,326,412 111,065	2,795,907 173,319

	4,794,827	3,479,852

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In 2002, the Board of Directors adopted a stock incentive plan (the 2002 Stock Incentive Plan) and a non-employee directors’ stock plan (2002 Director Plan). In 1994, the Board of Directors adopted the 1994 Stock Option Plan. Each of these plans was subsequently approved by the Company’s stockholders. At December 31, 2007 and 2006, the Board of Directors has reserved a total of 4,326,412 and 2,795,907, shares respectively, of the Company’s common stock to provide for current and future grants under the 2002 Stock Incentive Plan and the 2002 Director Plan and for all current grants under the 1994 Stock Option Plan.

The 2002 Stock Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights and restricted shares to employees, directors, and consultants. Options granted under the 2002 Stock Incentive Plan expire no later than ten years from the date of grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The exercise price of each non-qualified option shall not be less than 85% of the fair value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary, but incentive stock options generally vest 25% on the first anniversary of each grant and 1/48 per month over the next three years. Stock appreciation rights are rights to acquire a calculated number of shares of the Company’s common stock upon exercise of the rights. The number of shares to be issued is calculated as the difference between the exercise price of the right and the aggregate market value of the underlying shares on the exercise date divided by the market value as of the exercise date. Stock appreciation rights granted under the 2002 Stock Incentive Plan generally vest 25% on the first anniversary of such grant and 1/48 per month over the next three years and expire no later than five years from the date of grant. The Company generally issues new shares upon the exercise of stock options and stock appreciation rights.

Restricted share grants under the 2002 Stock Incentive Plan are either time-based or performance-based. Time-based restricted shares generally vest 25% on each anniversary of such grant. Performance-based restricted shares vest upon the achievement of performance objectives which are determined by the Company’s Board of Directors.

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

As of December 31, 2007 1,812,237 options and stock appreciation rights were vested and outstanding under all stock award plans.

A summary of the options and stock appreciation rights activity for the year ended December 31, 2007 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2006	2,403,507	$0.25-$12.35	$7.08
Granted	1,260,680	$10.24-$14.84	$11.13
Exercised	(219,247)	$0.25-$12.03	$4.82
Forfeited	(120,431)	$0.30-$12.03	$8.18

Outstanding, December 31, 2007	3,324,509	$0.25-$14.84	$8.72

As of December 31, 2007 the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 4.8 years. Of the 3,324,509 options and stock appreciation rights that were outstanding as of December 31, 2007, 1,812,237 were vested and exercisable with a weighted average exercise price of $6.94 per share and a weighted average remaining term of 5.0 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2007
Range of Exercise Prices	Options/ SARs Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options/SARs Currently Exercisable	Weighted Average Exercise Price per Share
$0.25 - $5.94	764,695	4.7 years	$4.92	763,248	$4.92
$6.77 - $9.90	1,058,365	5.0 years	7.83	880,319	7.82
$10.06 - $14.84	1,501,449	4.6 years	11.29	168,670	11.51

	3,324,509	4.8 years	$8.72	1,812,237	$6.94

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 3,002,269 options and stock appreciation rights that were in-the-money at December 31, 2007. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2007 was approximately $11.9 million based on a closing share price of $12.22 on December 31, 2007. The intrinsic value of fully vested options and stock appreciation rights outstanding at December 31, 2007 was approximately $9.6 million based on a closing price of

$12.22 on December 31, 2007. During the year ended December 31, 2007, the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was approximately $1.5 million. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2007 was $4.83 per share.

During the year ended December 31, 2007 and 2006, the Company realized approximately $1.0 and $1.3 million, respectively, from the exercise of stock options and stock appreciation rights.

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

A summary of the restricted share grant activity for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2006	679,544	$9.84
Granted	195,660	$12.08
Vested	(50,212)	$9.94
Forfeited	(103,577)	$8.76

Outstanding, December 31, 2007	721,415	$10.60

A summary of the restricted stock outstanding as of December 31, 2007 is as follows:

Number of Shares
Time based restricted shares	235,341
Performance based restricted shares	486,074

Outstanding, December 31, 2007	721,415

The intrinsic value of restricted shares outstanding at December 31, 2007 was approximately $8.8 million based on a closing share price of $12.22 as of December 31, 2007. During the year ended December 31, 2007, the aggregate intrinsic fair value of restricted shares vested was approximately $635,000 determined at the date of vesting.

At December 31, 2007, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $9.8 million, net of estimated forfeitures of approximately $1.1 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures.

2004 Employee Stock Purchase Plan

Upon the effectiveness of the initial public offering in August 2004, the Company adopted its 2004 Employee Stock Purchase Plan and reserved 277,777 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning January 1, 2005 with an initial purchase date of June 30, 2005. Eligible employees have the opportunity to participate in a new purchase period every 6 months. Under the terms of the plan, employees can purchase up to $12,500 of the Company’s common stock at 85% of the fair market value of the stock at the beginning or the end of the purchase period, subject to certain plan limitations. As of December 31, 2007, 2006, and 2005 166,712, 104,458, and 29,541 shares, respectively, had been purchased under this plan.

Pro Forma Net Loss

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

Year Ended December 31, 2005
Net loss, as reported	$(43,557,835)
Add total stock-based compensation cost included in net loss	747,412
Deduct total stock-based compensation expense under fair value method	(3,374,460)

Pro forma net loss	$(46,184,883)

Net loss per share, basic and diluted, as reported	$(1.60)
Net loss per share, basic and diluted, pro forma	$(1.69)

For purposes of the above proforma disclosure, the fair value of each option or stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the year ended 2005: dividend yield of 0%, expected volatility ranging from 50% to 120%, risk free interest rates ranging from 1.09% to 5.28% an initial expected life ranging from five to ten years.

Warrants

Prior to its public offering in 2004, the Company issued warrants to purchase 418,819 shares of common stock at $7.81 per share exercisable through December 2006, warrants to purchase 446,063 shares of common stock at $7.81 exercisable through December 2007, warrants to purchase 298,936 shares of common stock at $10.55 per share exercisable through February 2009 in connection with a corresponding issuance of convertible preferred stock. During 2005, the Company issued warrants to purchase 306,418 shares of common stock at $6.53 in conjunction with a commitment for unsecured borrowing capacity from two affiliated investors. Such warrants are exercisable through November 2010. The fair value of the warrants was credited to additional paid-in capital and was recognized as commitment fees over the term of the agreement. During 2008, the Company issued warrants to certain stockholders in conjunction with a $20 million loan commitment as described in Note 18.

During 2007, 2006, and 2005, warrants for 147,619, 858,810 and 72,507 shares, respectively, were exercised. Certain of these shares were exercised under the cashless exercise provision of the warrant agreements for a net issuance of 93,050, 638,472, and 14,888 shares of common stock during 2007, 2006, and 2005, respectively.

12. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
Deferred:
Federal	$11,396,216	$14,321,316	$14,654,439
State and local	($2,378,549)	2,384,413	2,361,140

Total deferred	9,017,667	16,705,729	17,015,579
Valuation allowance	(9,017,667)	(16,705,729)	(17,015,579)

Net deferred	$—	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2007	2006	2005
U.S. statutory income tax rate	34.0%	34.0%	34.0%
State and local taxes, net of federal tax benefit	(4.9)%	3.4%	3.6%
Permanent differences between book and tax and other	(10.4)%	(1.5)%	(0.2)%
Research credits	0.0%	0.6%	1.7%
Valuation allowance	(18.7)%	(36.5)%	(39.1)%

Effective income tax rate	0.0%	0.0%	0.0%

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, and projections for future losses over periods which the deferred tax assets are deductible, the Company determined that a 100% valuation allowance of deferred tax assets was appropriate. Accordingly, a 100% valuation allowance has been established. The valuation allowance for deferred tax assets includes approximately $251,000 for which subsequently recognized tax benefits will be applied directly to contributed capital.

The components of the deferred tax asset are as follows:

	December 31,
	2007	2006
Current accruals	$2,028,654	$567,126
Depreciation and amortization	1,672,233	1,525,704
Deferred compensation	2,677,348	1,626,847
Net operating loss carryovers	82,150,858	72,276,229
Research and development credit carryovers	—	3,702,394

Deferred tax assets	88,529,093	79,698,300
Valuation allowance	(88,529,093)	(79,698,300)

Net deferred tax assets	$—	$—

As of December 31, 2007, the Company has federal net operating loss carryforwards of approximately $229 million. The net operating loss carryforwards will expire at various dates beginning in 2008, approximately $3,512,000 will expire between 2008 and 2011 and approximately $225,001,000 will expire between 2012 and

2027, if not utilized. The federal research and development credits were decreased to $0 as of December 31, 2007 as the Company had determined it is more likely than not that it does not have sufficient documentation to support the recognition of these credits for financial statement purposes.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. The Company had no unrecognized tax benefits in the financial statements as of January 1, 2007. A portion of the previously reported gross deferred tax assets as of December 31, 2006, primarily the Research and Development credit are not “more-likely-than-not” assets under FIN 48. As such, the Company determined that it would be appropriate to present deferred tax assets net of this asset and the associated valuation allowance. As a result of the adoption, there were no unrecognized tax benefits in the financial statements as of January 1, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As the Company has a federal Net Operating Loss carryforward from the year ended December 31, 1993 forward, all tax years from 1993 forward are subject to examination. As states have varying carryforward periods, and the Company has recently entered into additional states, the states are generally subject to examination for the previous 15 years or less.

The Company recognizes interest accrued, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2007, the Company did not have any accrued interest and penalties.

13. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2007	2006	2005
Basic and diluted:
Net loss	$(48,121,514)	$(45,719,770)	$(43,557,835)
Weighted average common shares outstanding	35,793,973	32,979,403	27,312,041
Less weighted average shares subject to repurchase	—	—	(10,219)

Weighted average shares used in basic and diluted net loss per share	35,793,973	32,979,403	27,301,822

Net loss per share	$(1.34)	$(1.39)	$(1.60)

The following table sets forth the number of common shares that were excluded from the computation of earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2007	2006	2005
Shares outstanding
Restricted shares	675,078	651,288	308,105
Shares issuable upon exercise of:
Options to purchase common stock	3,324,509	2,403,507	2,456,488
Warrants	357,350	510,626	1,369,436

	4,356,937	3,565,421	4,134,029

14. Employee Benefit Plan

Beginning in 2002, the Company offered employees the opportunity to participate in a 401(k) plan. The Company matches employee contributions dollar for dollar up to 3% of the employee’s salary during the employee’s period of participation. For the years ended December 31, 2007, 2006 and 2005, the Company expensed $605,063, $492,142 and $450,370, respectively, related to the plan.

15. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations, or liquidity of the Company.

The Company has entered into two letters of credit to support certain purchase and other commitments in the amount of approximately $2.7 million.

16. Quarterly Data (Unaudited)

The following tabulations reflect the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

	Net Sales	Gross Margin	Net Loss	Basic and Diluted Loss Per Share
2007
First quarter	$9,160,955	$5,910,607	$(10,504,105)	$(0.31)
Second quarter	7,835,239	3,491,908	(15,005,916)	(0.42)
Third quarter	12,047,754	8,014,171	(10,398,262)	(0.29)
Fourth quarter	10,254,861	6,535,903	(12,213,231)	(0.34)

2006
First quarter	$1,731,793	$499,802	$(14,595,306)	$(0.47)
Second quarter	3,814,020	1,631,595	(13,610,529)	(0.41)
Third quarter	7,640,313	3,964,791	(11,353,573)	(0.34)
Fourth quarter	14,005,580	8,202,769	(6,160,362)	(0.18)

17. Segment Information

The Company considers reporting segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment.

Geographic revenue is as follows:

	Year Ended December 31,
	2007	2006	2005
United States	$25,930,305	$10,069,492	$10,998,617
International	13,368,504	17,122,214	4,027,773

Total	$39,298,809	$27,191,706	$15,026,390

All of the Company’s long-lived assets are located in the United States.

18. Subsequent Events

In February 2008 the Company entered into a Loan and Warrant Purchase Agreement with two of its shareholders providing for $20 million in loan availability. These funds can be drawn at the Company’s election, would be subordinated to any bank debt, would be unsecured, and would be due at the maturity date of February 2009. The commitment may also be used to provide guarantees to the Company’s primary lending bank to support advances under the credit agreement with the bank. The financing commitment from the shareholders is subject to a 90 day extension, solely at the Company’s option, providing for an extended maturity date of May 2009. In conjunction with this transaction, the Company and its primary lending bank amended the working capital line of credit by increasing the line to $30 million subject to a borrowing base of qualifying accounts receivable and inventory, with up to $10 million available under the line supported by these guarantees. Under the revised facility the Company is required to maintain a minimum “tangible net worth” as defined in the agreement of at least $5 million at the end of any calendar quarter during the term of the agreement, with lesser amounts required at non-quarter month ends. Warrants to purchase approximately 572,000 shares of the Company’s common stock at an exercise price of $6.99 were issued to the shareholders in exchange for the financing commitment. The warrants are exercisable immediately upon grant and expire five years from the date of grant.

At December 31, 2007, the Company had invested $500,000 in a taxable auction rate security (“ARS”) which we classified as a current asset. The Company considers these securities as available for sale. The ARS held by the Company is a private placement security with a long-term stated maturity for which the interest rate is reset through a Dutch auction every 28 days. The auctions have historically provided a liquid market for these securities as investors historically could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the Company was unable to sell its ARS at auction on February 22, 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. The Company’s ARS was issued by South Carolina Student Loan Corporation and currently carries a AAA/Aaa rating. It has not experienced any payment defaults and is insured by AMBAC. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or there are any ratings downgrades on this ARS we hold, we may be required to recognize an impairment and/or reclassify these investments from short-term to long-term investment. In addition, these securities may not provide the liquidity to us as we need it, as it could take until the final maturity of the underlying note (June 2034) to realize our investments’ recorded value. The Company intends to liquidate these securities at par at the earliest possibility opportunity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2007, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal control over Financial Reporting: The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals in the

United Sates of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2007.

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

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which can be found below.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the period that is covered by this report that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stereotaxis, Inc.

We have audited Stereotaxis, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stereotaxis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Stereotaxis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stereotaxis, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Stereotaxis, Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

St. Louis, Missouri

March 13, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2008, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item concerning our executive officers and directors is incorporated by reference to the information set forth in the section entitled “Directors and Executive Officers” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

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

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

The following table summarizes certain information regarding our securities that may be issued pursuant to our equity compensation plans as of December 31, 2007.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,324,509	$8.72	1,112,968
Equity compensation plans not approved by security holders	—	—	—

Total	3,324,509	$8.72	1,112,968

(1)

Includes 111,065 shares reserved for issuance under the 2004 Employee Stock Purchase Plan. Number of shares of common stock is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Person Transactions and Director Independence” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our Proxy Statement.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K

(1)	Financial Statements—See Index to the Financial Statements at Item 8 of this Report on Form 10-K.

(2)	The following financial statement schedule of Stereotaxis, Inc. is filed as part of this Report and should be read in conjunction with the financial statements of Stereotaxis, Inc.:

—	Schedule II: Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits

See Exhibit Index appearing on page herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: March 13, 2008	By:	/s/ BEVIL J. HOGG
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

Signature	Title	Date

/s/ FRED A. MIDDLETON Fred A. Middleton	Chairman of the Board of Directors	March 13, 2008

/s/ BEVIL J. HOGG Bevil J. Hogg	Chief Executive Officer (principal executive officer)	March 13, 2008

/s/ JAMES M. STOLZE James M. Stolze	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 13, 2008

/s/ ABHI ACHARYA Abhi Acharya	Director	March 13, 2008

/s/ CHRISTOPHER ALAFI Christopher Alafi	Director	March 13, 2008

/s/ DAVID W. BENFER David W. Benfer	Director	March 13, 2008

/s/ RALPH G. DACEY, JR. Ralph G. Dacey, Jr.	Director	March 13, 2008

Signature	Title	Date

/s/ GREGORY R. JOHNSON Gregory R. Johnson	Director	March 13, 2008

/s/ WILLIAM M. KELLEY William M. Kelley	Director	March 13, 2008

/s/ ABHIJEET J. LELE Abhijeet J. Lele	Director	March 13, 2008

/s/ WILLIAM C. MILLS III William C. Mills III	Director	March 13, 2008

/s/ ROBERT J. MESSEY Robert J. Messey	Director	March 13, 2008

/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky	Director	March 13, 2008

S CHEDULE II

VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at the End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2007	$90,716	$280,648	$(182,324)	$189,040
Year ended December 31, 2006	29,576	248,280	(187,140)	90,716
Year ended December 31, 2005	146,223	132,221	(248,868)	29,576

Allowance for inventories valuation:
Year ended December 31, 2007	$211,455	$2,170,606	$(1,786,956)	$595,105
Year ended December 31, 2006	43,438	627,604	(459,587)	211,455
Year ended December 31, 2005	112,755	207,126	(276,443)	43,438

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

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

4.3

Joinder Agreement to Series D-2 Preferred Stock Purchase Agreement, Fourth Amended and Restated Investor Rights Agreement and Amendment to Second Amended and Restated Stockholders’ Agreement dated January 21, 2003 by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.4.

4.4

Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated May 27, 2003 by and among Registrant and certain stockholders incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.5.

4.5

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

4.6

Third Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated January 28, 2004 by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.7.

4.7

Form of Warrant Agreement issued to Series E-2 investors, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.11.

4.8

Form of Warrant issued pursuant to that certain Note and Warrant Purchase Agreement, dated as of November 10, 2005, between the Registrant and the investors named therein, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2005.

4.9	Form of Warrant issued pursuant to that certain Note and Warrant Purchase Agreement effective February 7, 2008 between the Registrant and certain investors named therein (included in Exhibit 10.31).

10.1#

1994 Stock Option Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.1.

10.2a#	2002 Stock Incentive Plan, as amended May 24, 2007, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

Number	Description
10.2b#

Form of Incentive Stock Option Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.2c#

Form of Non-Qualified Stock Option Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.2d#

Form of Restricted Stock Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.2e#

Form of Performance Share Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.2f#

Form of Stock Appreciation Right Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.3a#

2004 Employee Stock Purchase Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.3.

10.3b#

Form of Subscription Agreement for the 2004 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.4a#

2002 Non-Employee Directors’ Stock Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.4.

10.4b#	Amendment to 2002 Non-Employee Directors’ Stock Plan, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.4c#

Form of Non-Qualified Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

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

Number	Description
10.10#	Summary of annual cash compensation of executive officers (filed herewith).

10.11#	Summary of Non-Employee Directors’ Compensation, incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.12

Collaboration Agreement dated June 8, 2001 between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.13†

Extended Collaboration Agreement dated May 27, 2003 between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.13a

Amendment to Collaboration Agreement dated May 5, 2006 between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.14†

Development and Supply Agreement dated May 7, 2002 between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.15†

Amendment to Development and Supply Agreement dated November 3, 2003 between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.16†

Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.18

Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.19†

Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.20†

Japanese Market Development Agreement dated May 18, 2004 between the Registrant, Siemens Aktiengesellschaft and Siemens Asahi Medical Technologies Ltd., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.32.

10.21†

Office Lease dated November 15, 2004 between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.22	Amendment to Office Lease dated November 30, 2007 between the Registrant and Cortex West Development I, LLC (filed herewith).

Number	Description
10.26

Loan and Security Agreement dated April 30, 2004 between the Registrant and Silicon Valley Bank, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.28.

10.27

Second Loan Modification Agreement, dated as of November 8, 2005, between Silicon Valley Bank and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2005.

10.28†

Third Loan Modification Agreement, dated March 12, 2007, between Silicon Valley Bank and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2007.

10.29†	Fourth Loan Modification Agreement, dated December 26, 2007, between Silicon Valley Bank and the Registrant (filed herewith).

10.30†	Fifth Loan Modification Agreement, dated February 29, 2008 between Silicon Valley Bank and the Registrant (filed herewith).

10.31	Note and Warrant Purchase Agreement, effective February 7, 2008, between the Registrant and the investors named therein (filed herewith).]

21.1	List of Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

#	Indicates management contract or compensatory plan
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.