Form 10-Q
period 2008-03-31
Stereotaxis, Inc.
filed 2008-05-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on April 30, 2008 was 37,191,731.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,973,108	$17,022,200
Short-term investments	—	6,634,178
Accounts receivable, net of allowance of $177,719 and $189,040 in 2008 and 2007, respectively	12,500,839	13,757,270
Current portion of long-term receivables	214,342	136,430
Inventories	10,537,151	9,964,460
Prepaid expenses and other current assets	5,128,255	3,421,202

Total current assets	39,353,695	50,935,740
Property and equipment, net	6,607,590	7,011,763
Intangible assets, net	1,377,778	1,411,111
Long-term receivables	483,376	272,859
Long-term investments	469,025	—
Other assets	744,321	844,321

Total assets	$49,035,785	$60,475,794

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$5,888,889	$972,222
Accounts payable	7,124,879	7,349,426
Accrued liabilities	9,044,925	11,913,418
Deferred contract revenue	10,132,609	8,774,958

Total current liabilities	32,191,302	29,010,024

Long-term debt, less current maturities	833,333	6,000,000
Long-term deferred contract revenue	1,266,579	942,573
Other liabilities	344,194	328,790

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2008 and 2007, none outstanding at 2008 and 2007	—	—
Common stock, par value of $0.001; 100,000,000 shares authorized at 2008 and 2007, 37,187,551 and 37,132,529 shares issued at 2008 and 2007, respectively	37,188	37,133
Additional paid in capital	280,172,707	276,433,662
Treasury stock, 40,151 shares at 2008 and 2007	(205,999)	(205,999)
Accumulated deficit	(265,603,519)	(252,072,353)
Accumulated other comprehensive income	—	1,964

Total stockholders’ equity	14,400,377	24,194,407

Total liabilities and stockholders’ equity	$49,035,785	$60,475,794

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Systems	$4,377,398	$7,207,443
Disposables, service and accessories	2,651,053	1,953,512

Total revenue	7,028,451	9,160,955

Cost of revenue:
Systems	1,856,102	2,529,808
Disposables, service and accessories	569,960	720,540

Total cost of revenue	2,426,062	3,250,348
Gross margin	4,602,389	5,910,607

Operating expenses:
Research and development	4,698,797	5,694,691
Sales and marketing	7,663,713	6,079,922
General and administrative	5,476,122	4,942,938

Total operating expenses	17,838,632	16,717,551

Operating loss	(13,236,243)	(10,806,944)

Interest income	107,728	382,454
Interest expense	(402,651)	(79,617)

Net loss	$(13,531,166)	$(10,504,107)

Net loss per common share:	$(0.37)	$(0.31)

Basic and diluted
Weighted average shares used in computing net loss per common share:	36,493,662	34,409,573

Basic and diluted

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(13,531,166)	$(10,504,107)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	564,195	312,268
Amortization (accretion)	15,231	(64,289)
Amortization of warrants	237,129	—
Share-based compensation	1,353,275	1,245,884
Gain on asset disposal	3,068	—
Impairment charge, long-term investment	31,598	—
Changes in operating assets and liabilities:
Accounts receivable	1,256,431	3,430,735
Other receivables	(288,736)	(74,623)
Inventories	(572,691)	(1,733,498)
Prepaid expenses and other current assets	(213,138)	945,347
Other assets	100,000	5,142
Accounts payable	(224,547)	(524,631)
Accrued liabilities	(2,868,493)	1,005,079
Deferred contract revenue	1,681,657	(726,212)
Other	15,404	394,541

Net cash used in operating activities	(12,440,783)	(6,288,364)

Cash flows from investing activities
Purchase of equipment	(163,090)	(1,577,488)
Proceeds from the maturity/sale of available-for-sale investments	6,150,000	19,700,000
Purchase of available-for-sale investments	—	(986,780)

Net cash provided by investing activities	5,986,910	17,135,732

Cash flows from financing activities
Payments under long-term debt	(250,000)	(249,999)
Proceeds from issuance of stock, net of issuance costs	654,781	20,636,518

Net cash provided by financing activities	404,781	20,386,519

Net increase (decrease) in cash and cash equivalents	(6,049,092)	31,233,887
Cash and cash equivalents at beginning of period	17,022,200	15,210,495

Cash and cash equivalents at end of period	$10,973,108	$46,444,382

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or for future operating periods. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008 for the year ended December 31, 2007.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition results of operations or cash flows. SFAS 157 provides a single definition of fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Adoption of SFAS 159 did not have an impact on the Company’s financial position, results of operations, or cash flows as the Company elected not to use the fair value measurement option on its financial instruments and other applicable items.

Effective January 1, 2008, the Company adopted Emerging Issues Task force EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have an impact on the Company’s financial position, results of operations or cash flows.

Revenue and Costs of Revenue

For arrangements with multiple deliverables, the Company allocates the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin 104 (“SAB 104”) Revenue Recognition and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and recognizes revenue for each separate element as the criteria are met. In the second quarter of 2007, the Company determined that installation met the criteria under SAB 104 and EITF

Issue 00-21 for recognition as a separate element or unit of accounting. Revenue for system sales is recognized for the portion of sales price due upon delivery, provided that delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The greater of the fair market value or the amount of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since such arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, the Company recognizes revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. The Company recognizes revenue from disposable device sales or accessories upon shipment and an appropriate reserve for returns is established. The Company recognizes fees earned on the shipment of product to customers as revenue and recognizes costs incurred on the shipment of product to customers as cost of revenue.

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and training and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period as described below.

The Company has deducted unearned restricted shares from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding options, stock appreciation rights and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The Company deducted a weighted average of 640,895 unearned restricted shares from the calculation of net loss per common share for the three months ended March 31, 2008. As of March 31, 2008, the Company had 3,749,106 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $8.09 per share and 572,246 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $7.70 per share.

Stock-Based Compensation

The Company accounts for its grants of stock options, stock appreciation rights, restricted shares and its employee stock purchase plan in accordance with the provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests.

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

Stock options and stock appreciation rights issued to certain non-employees, including individuals for scientific advisory services, are recorded at their fair value as determined in accordance with SFAS 123(R) and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services, and recognized over the service period. Deferred compensation for options granted to such non-employees is periodically remeasured through the vesting or forfeiture date.

At March 31, 2008, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s equity incentive plans that has not yet been recognized was approximately $10.4 million, net of estimated forfeitures of approximately $1.3 million. This cost will be amortized on a straight-line basis over the underlying estimated service periods, generally four years, and may be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. At March 31, 2008, the Board of Directors has reserved a total of 4,303,758 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

A summary of the option and stock appreciation rights activity for the three months ended March 31, 2008 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2007	3,324,509	$0.25 - $14.84	$8.72
Granted	688,515	$4.00 - $6.86	$6.41
Exercised	(40,902)	$1.37 - $9.19	$7.76
Forfeited	(223,016)	$6.77 - $13.02	$12.43

Outstanding, March 31, 2008	3,749,106	$0.25 - $14.84	$8.09

A summary of the restricted share grant activity for the three months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2007	721,415	$10.60
Granted	76,700	$6.06
Vested	(36,961)	$10.58
Forfeited	(94,948)	$11.86

Outstanding, March 31, 2008	666,206	$9.90

A summary of the restricted stock outstanding as of March 31, 2008 is as follows:

Number of Shares
Time based restricted shares	198,877
Performance based restricted shares	467,329

Outstanding, March 31, 2008	666,206

Comprehensive Loss

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments by stockholders, and included the Company’s unrealized income (loss) on marketable securities. Comprehensive income (loss) for the three month periods ended March 31, 2008 and 2007 included unrealized gain (loss) on available-for-sale investments of ($1,964) and ($1,724) respectively. Accumulated other comprehensive income at March 31, 2008 and 2007 was $0 and $1,964 respectively.

Investments

Investments consist of the following available-for-sale securities at fair value:

	March 31, 2008	December 31, 2007
Short-term investments
Commercial paper	$—	$6,133,863
Auction rate securities	—	500,315
Long-term investments
Auction rate securities	469,025	—

	$469,025	$6,634,178

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Money market (1)	$4,555,887	$—	$—	$4,555,887
Auction rate securities	—	—	469,025	469,025

Total	$4,555,887	$—	$469,025	$5,024,912

(1)	Included in cash equivalents

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008:

Balance at December 31, 2007	$500,000
Interest receivable	623
Impairment charge	(31,598)

Balance at March 31, 2008	$469,025

At March 31, 2008, the Company had invested $500,000 in a taxable auction rate security (“ARS”). The ARS held by the Company is a private placement security with a long-term stated maturity for which the interest rate is reset through a Dutch auction every 28 days. The Company’s ARS was issued by South Carolina Student Loan Corporation and currently carries a AAA/Aaa rating. The ARS has not experienced any payment defaults and is insured by AMBAC. Until recently, the auctions have provided a liquid market for these securities as investors could readily sell their investments at auction.

Historically, the fair value of ARS investments has generally approximated par value due to the frequent resets through the auction process. With the liquidity issues experienced in global credit and capital markets, the Company has been unable to sell its ARS at auction during 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. Accordingly, the Company reviewed the estimated fair value of its investment in the ARS as of March 31, 2008 utilizing a discounted cash flow model using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of March 31, 2008, the Company determined there was a decline in the fair value of its ARS investments of approximately $32,000 which was deemed to be an “other-than-temporary” impairment charge in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and recorded a realized loss in the statement of operations. As of March 31, 2008 the Company reclassified its ARS investment balance from short-term investments to non-current investments on its balance sheet.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or there are any ratings downgrades on this ARS we hold, the Company may be required to recognize an additional impairment. In addition, these securities may not provide the necessary liquidity as it could take until the final maturity of the underlying note (June 2034) to realize the investments’ recorded value. The Company intends to liquidate these securities at par value at the earliest possible opportunity.

Inventory

Inventory consists of the following:

	March 31, 2008	December 31, 2007
Raw materials	$1,904,042	$2,394,846
Work in process	152,701	214,996
Finished goods	9,057,708	7,949,723
Reserve for obsolescence	(577,300)	(595,105)

	$10,537,151	$9,964,460

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2008	December 31, 2007
Prepaid expenses	$1,115,662	$1,519,211
Deferred cost of revenue	1,608,124	1,176,109
Other assets	3,148,790	1,570,203

	5,872,576	4,265,523
Less: Long-term other assets	(744,321)	(844,321)

Total prepaid expenses and other current assets	$5,128,255	$3,421,202

Property and Equipment

Property and equipment consist of the following:

	March 31, 2008	December 31, 2007
Equipment	$9,760,849	$9,637,232
Equipment held for lease	303,412	303,412
Leasehold improvements	1,512,394	1,506,576

	11,576,655	11,447,220
Less: Accumulated depreciation	(4,969,065)	(4,435,457)

	$6,607,590	$7,011,763

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2008	December 31, 2007
Accrued salaries, bonus, and benefits	$3,404,819	$3,531,582
Accrued research and development	2,353,056	4,456,049
Accrued legal and other professional fees	639,639	824,448
Other	2,647,411	3,101,339

	$9,044,925	$11,913,418

Line of Credit

In February 2008, the Company entered into a Note and Warrant Purchase Agreement with two of its shareholders, pursuant to which those shareholders agreed to loan the Company up to an aggregate of $20 million. These funds can be drawn at the Company’s election, would be unsecured and subordinated to any bank debt, and would be due at a maturity date in February 2009. The shareholders also agreed to guarantee advances made to the Company pursuant to the credit agreement with the Company’s primary lending bank. The financing commitment from the shareholders is subject to a 90 day extension, solely at the Company’s option, providing for an extended maturity date of May 2009. Warrants to purchase 572,246 shares of the Company’s common stock at an exercise price of $6.99 were issued to the shareholders in exchange for the financing commitment. The warrants were exercisable immediately upon grant and expire five years from the date of grant. If the Company extends the financing commitment period or the maturity date, it would be required to issue five-year warrants to purchase an additional 143,062 shares of common stock at the same exercise price. The Company recorded the fair value of the warrants in the amount of $1.7 million to be amortized to interest expense over the one year commitment period through February 2009. The unamortized balance as of March 31, 2008 was approximately $1.5 million.

In conjunction with this transaction, the Company and its primary lending bank amended the working capital line of credit by increasing the line to $30 million subject to a borrowing base of qualifying accounts receivable and inventory, with up to $10 million available under the line supported by these guarantees. Under the revised facility the Company is required to maintain a minimum “tangible net worth” as defined in the agreement of at least $5 million at the end of any calendar quarter during the term of the agreement, with lesser amounts required at non-quarter month ends. As of March 31, 2008, the Company had $5.0 million outstanding under the working capital line of credit and had an unused line of approximately $25.0 million with current borrowing capacity, including amounts already drawn, of approximately $11.1 million based on qualifying receivables and inventory balances. As of March 31, 2008, the Company was in compliance with all covenants of the bank loan agreement.

Stockholders’ Equity

In March 2007, the Company completed an offering of 1,919,000 shares of its common stock at $10.50 per share. In conjunction with these transactions, the Company received approximately $20.1 million in net proceeds after deducting offering expenses.

Product Warranty Provisions

The Company’s standard policy is to warrant all NIOBE and ODYSSEY systems against defects in material or workmanship for one year following installation. The Company’s estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. A regular review of warranty obligations is performed to determine the adequacy of the reserve and adjustments are made to the estimated warranty liability as appropriate.

Accrued warranty consists of the following:

March 31, 2008
Warranty accrual at December 31, 2007	$234,951
Warranty expense incurred	71,217
Payments made	(43,243)

Warranty accrual at March 31, 2008	$262,925

Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in Item 1A “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2007. Forward-looking statements discuss matters that are not historical facts and include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The NIOBE system is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. In addition to the NIOBE system and its components, Stereotaxis also has developed the ODYSSEY™ information management system, which consolidates the multiple sources of diagnostic and imaging information found in the interventional lab into a large-screen user interface with single mouse control, which can be connected via a private network line to other interventional labs or to a remote clinical call center. The core components of the NIOBE system and the ODYSSEY system have received regulatory clearance in the U.S., Canada, Europe and various other countries.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin 104 (“SAB 104”) Revenue Recognition and Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, and recognize revenue for each separate element as the criteria are met. Under EITF 00-21, we are required to continually evaluate whether we have separate units of accounting for deliverables within certain contractual arrangements we have made with customers, specifically as it relates to the sale and installation of our magnetic navigation system. Prior to the quarter ended June 30, 2007, we had met the first criterion for separation of multiple elements under EITF 00-21, which was that the NIOBE system has stand-alone value but had not yet accumulated sufficient evidence to support the determination of fair value on the undelivered installation element. By the second quarter of 2007, we had accumulated sufficient experience to conclude that installation had been and could be performed by several independent vendors such that fair value could be determined. As such, we determined in the second quarter of 2007 that installation met the criteria under SAB 104 and EITF 00-21 for recognition as a separate element or unit of accounting and began to recognize revenue on the delivery and installation of the NIOBE system as two separate elements.

Under our revenue recognition policy, revenue for system sales is recognized for the portion of sales price due upon delivery, provided delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The greater of fair market value or the amount of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since such arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, we recognize revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and an appropriate reserve for returns is established. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus affect on revenue recognized in the period. The Company believes that the estimate is not likely to change significantly in the future.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenue. Revenue decreased from $9.2 million for the three months ended March 31, 2007 to $7.0 million for the three months ended March 31, 2008, a decrease of approximately 23%. Revenue from the sale of systems decreased from $7.2 million to $4.4 million, a decrease of approximately 39% because of a decrease in the number of systems delivered from six to four. Revenue from sales of disposable interventional devices, service and accessories increased to $2.7 million for the three months ended March 31, 2008 from $2.0 million for the three months ended March 31, 2007, an increase of approximately 36%. This increase was principally attributable to the increased base of installed systems.

Purchase orders and other commitments for our magnetic navigation system and integrated cath lab display were approximately $66 million at March 31, 2008. We do not include orders for disposables, service or other accessories in the backlog data. Backlog includes amounts withheld at the time of revenue recognition which will included in revenue in the future when the related obligations are completed. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations, or by project changes or delays.

Cost of Revenue. Cost of revenue decreased from $3.3 million for the three months ended March 31, 2007 to $2.4 million for the three months ended March 31, 2008, a decrease of approximately 25%. Cost of revenue for systems sold decreased from $2.5 million for the three months ended March 31, 2007 to $1.9 million for the three months ended March 31, 2008 primarily due to the fewer number of systems sold.

Research and Development Expenses. Research and development expenses decreased from $5.7 million for the three months ended March 31, 2007 to $4.7 million for the three months ended March 31, 2008, a decrease of approximately 17%. The decrease was due principally to a decrease in development related to new product introductions and device development.

General and Administrative Expenses. General and administrative expenses include our regulatory, training, clinical and general management expenses. General and administrative expenses increased to $5.5 million from $4.9 million for the three months ended March 31, 2008 and 2007, respectively, an increase of approximately 11%. The increase was due primarily to increased compensation and related costs related to the expansion of our European operations and training.

Sales and Marketing Expenses. Sales and marketing expenses increased to $7.7 million for the three months ended March 31, 2008 from $6.1 million for the three months ended March 31, 2007, an increase of approximately 26%. The increase related primarily to increased salary, benefits and travel expenses associated with expanded sales headcount and expanded marketing programs.

Interest Income. Interest income decreased to $108,000 for the three months ended March 31, 2008 from $382,000 for the three months ended March 31, 2007, a decrease of approximately 72% principally due to lower invested balances.

Interest Expense. Interest expense increased to $403,000 for the three months ended March 31, 2008 from $80,000 for the three months ended March 31, 2007, primarily due to the amortization of warrant expense during 2008 related to the affiliate line of credit and higher average outstanding balances due on our loans during 2008.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $0.5 million of investments in auction rate securities at March 31, 2008 and $6.6 million of investments in commercial paper and auction rate securities at December 31, 2007. At March 31, 2008, we had working capital of approximately $7.2 million, compared to $21.9 million at December 31, 2007.

The following table summarizes our cash flow by operating, investing and financing activities for each of three month periods ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Cash Flow (used in) operating activities	$(12,441)	$(6,288)
Cash Flow provided by investing activities	$5,987	$17,136
Cash Flow provided by financing activities	$405	$20,387

Net cash used in operating activities. We used approximately $12.4 million and $6.3 million of cash for operating activities during the three months ended March 31, 2008 and 2007, respectively, primarily as a result of operations during these periods. During the three months ended March 31, 2008, we used approximately $0.9 million to fund operating assets and liabilities. We generated approximately $2.6 million from operating assets and liabilities during the three months ended March 31, 2007.

Net cash provided by investing activities. We generated approximately $6.0 and $17.1 million of cash from investing activities during the three months ended March 31, 2008 and 2007, respectively, principally from the maturity of investments. We used approximately $0.2 million and $1.6 million of cash for the purchase of equipment during the three months ended March 31, 2008 and 2007, respectively.

Net cash provided by financing activities. We generated approximately $20.4 million from financing activities during the three months ended March 31, 2007 primarily from the proceeds of our common stock offering in the first quarter of 2007. For the three months ended March 31, 2008 we received approximately $655,000 from the exercise of stock options offset by amounts repaid under our equipment loan agreements.

Line of Credit

In February 2008, we entered into a Note and Warrant Purchase Agreement with two of our shareholders pursuant to which those shareholders agreed to loan the Company up to an aggregate of $20 million. These funds can be drawn at our election, would be unsecured and subordinated to any bank debt, and would be due at a maturity date in February 2009. The shareholders also agreed to guarantee advances made to the Company pursuant to the credit agreement with our primary lending bank. The financing commitment from the shareholders is subject to a 90 day extension, solely at our option, providing for an extended maturity date of May 2009. We issued warrants to purchase 572,246 shares of our common stock at an exercise price of $6.99 to the shareholders in exchange for the financing commitment. The warrants were exercisable immediately upon grant and expire five years from the date of grant. To the extent such warrants are exercised on a cash basis, we will receive proceeds from the exercise of such warrants; however, we will not receive the proceeds from any sales of the underlying shares by the shareholders. If we elect to extend the commitment period or the maturity date, we will be required to issue an additional 143,062 of the five-year warrants at the same exercise price.

In conjunction with this transaction, we entered into a loan modification agreement with our primary lender to increase the maximum borrowing capacity from $25 million to $30 million subject to a borrowing base of qualifying accounts receivable and inventory, with up to $10 million available under the line supported by these guarantees. Under the revised facility we are required to maintain a minimum “tangible net worth” as defined in the agreement of at least $5 million at the end of any calendar quarter during the term of the agreement, with lesser amounts required at non-quarter month ends. The revolving line of credit under the loan agreement matures in March 2009 and the interest rate is calculated at a floating per annum rate equal to the greater of the lender’s prime rate or 6%. The loan agreement is secured by substantially all of our assets and includes customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. We are also required under the loan agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of March 31, 2008, we had $5.0 million outstanding under our working capital line of credit and had an unused line of approximately $25.0 million with borrowing capacity, including amounts already drawn, of approximately $11.1 million, based on qualifying receivables and inventory balances. As of March 31, 2008, we had aggregate outstanding balances of approximately $1.7 million under our two equipment loan agreements. As of March 31, 2008, we are in compliance with all covenants of this agreement.

Shelf Registration

In August 2006, we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration was declared effective by the SEC in September 2006. In March 2007, we completed an offering of 1,919,000 shares of our common stock at $10.50 per share pursuant to the shelf registration. In conjunction with this transaction, we received approximately $20.1 million in net proceeds after deducting offering expenses. As a result, we have approximately $55 million of remaining availability under the shelf registration statement. In addition, we filed a registration statement relating to the exercise of warrants previously issued in various private financings. To the extent such warrants are exercised on a cash basis, we will receive proceeds from the exercise of such warrants; however, we will not receive the proceeds from any re-sales of the underlying shares.

Cash flow

We expect to have negative cash flow from operations through 2008. Throughout 2008, we expect to continue the development and commercialization of our existing products and our research and development programs and the advancement of new products into clinical development. We expect that our research and development expenditures will decrease in 2008 and our selling, general and administrative expenses will continue to increase in order to support our product commercialization efforts. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

We have exposure to currency fluctuations. We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. We expect to transact this business primarily in U.S. dollars and in Euros, although we may transact business in other currencies to a lesser extent. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver a system and collect payments under the order, which could adversely affect our operating margins. We have not hedged exposures in foreign currencies or entered into any other derivative instruments. As a result, we will be exposed to some exchange risks for foreign currencies. For example, if the Euro currency exchange rate were to fluctuate by 10%, we believe that our revenues could be affected by as much as 2 to 3%.

We have exposure to market risk related to our investments, particularly auction rate securities. At March 31, 2008 we held approximately $500,000 in auction rate securities against which we have taken a $32,000 impairment charge. Auction rate securities are private placement securities with long-term maturities for which the interest rates are reset through a Dutch auction each month. We only invest in auction rate securities with AAA/Aaa ratings at the time of purchase. Although the monthly auctions have historically provided a liquid market for these securities, the recent liquidity issues experienced in the auction rate securities market might make it impossible for us to liquidate our holdings or require that we sell the securities at a substantial loss or take an additional impairment charge.

We also have exposure to interest rate risk related to our investment portfolio and our borrowings. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing the risk of loss.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since we often invest in short-term debt instruments. We invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments generally have maturities of two years or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

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

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 (as filed with the SEC on March 17, 2008).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported on Form 8-K, during the quarter ended March 31, 2008, the Company issued warrants to purchase an aggregate of 572,246 shares of its common stock at an exercise price of $6.99 per share in connection with a loan agreement pursuant to which affiliates two of the Company’s current shareholders, Sanderling Venture Partners and Alafi Capital (the “Lenders”), committed to loan the Company an aggregate of $20 million. The warrants will be exercisable for a period expiring five years from the date of grant. If the loan commitment or the maturity date of any loan drawn under the loan is extended pursuant to the terms of the loan agreement, the Company will be obligated to issue an additional 143,062 five-year common stock warrants at the same exercise price.

The issuance of warrants was made without any public solicitation to a total of four accredited investors who acquired the warrants for investment purposes only. The investors had access to complete information about the Company and were deemed capable of evaluating the merits and risks of this investment. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933 (“Securities Act”). These warrants and the shares issuable upon exercise will be deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and will bear a legend stating the restrictions on resale. Any funds raised from the exercise of the warrants will be utilized by the Company for general corporate purposes.

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

STEREOTAXIS, INC.
(Registrant)

Date:	May 9, 2008	By:	/s/ Bevil J. Hogg
Bevil J. Hogg,
Chief Executive Officer

Date:	May 9, 2008	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1	Employment Agreement dated February 1, 2008 between Kevin Shifrin and Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.