Form 10-Q
period 2008-06-30
Stereotaxis, Inc.
filed 2008-08-08
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on July 31, 2008 was 37,446,645

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,358,470	$17,022,200
Short-term investments	—	6,634,178
Accounts receivable, net of allowance of $225,820 and $189,040 in 2008 and 2007, respectively	14,787,534	13,757,270
Current portion of long-term receivables	213,940	136,430
Inventories	9,625,809	9,964,460
Prepaid expenses and other current assets	4,892,621	3,421,202

Total current assets	40,878,374	50,935,740
Property and equipment, net	6,358,570	7,011,763
Intangible assets, net	1,344,445	1,411,111
Long-term receivables	328,525	272,859
Long-term investments	469,392	—
Other assets	760,029	844,321

Total assets	$50,139,335	$60,475,794

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$14,040,379	$972,222
Accounts payable	5,246,680	7,349,426
Accrued liabilities	8,540,333	11,913,418
Deferred contract revenue	11,162,771	8,774,958

Total current liabilities	38,990,163	29,010,024

Long-term debt, less current maturities	6,600,142	6,000,000
Long-term deferred contract revenue	1,292,900	942,573
Other liabilities	189,381	328,790

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2008 and 2007, none outstanding at 2008 and 2007	—	—
Common stock, par value of $0.001; 100,000,000 shares authorized at 2008 and 2007, 37,431,384 and 37,132,529 shares issued at 2008 and 2007, respectively	37,431	37,133
Additional paid in capital	281,628,496	276,433,662
Treasury stock, 40,151 shares at 2008 and 2007	(205,999)	(205,999)
Accumulated deficit	(278,393,179)	(252,072,353)
Accumulated other comprehensive income	—	1,964

Total stockholders’ equity	3,066,749	24,194,407

Total liabilities and stockholders’ equity	$50,139,335	$60,475,794

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Systems	$7,898,310	$5,771,587	$12,275,707	$12,979,029
Disposables, service and accessories	2,760,282	2,063,652	5,411,335	4,017,165

Total revenue	10,658,592	7,835,239	17,687,042	16,996,194

Cost of revenue:
Systems	3,868,166	1,952,482	5,724,268	4,482,290
Disposables, service and accessories	314,471	520,196	884,431	1,240,735
Inventory impairment	0	1,870,653	0	1,870,653

Total cost of revenue	4,182,637	4,343,331	6,608,699	7,593,678

Gross margin	6,475,955	3,491,908	11,078,343	9,402,516

Operating expenses:
Research and development	4,782,074	7,090,948	9,480,871	12,785,639
Sales and marketing	8,621,028	6,986,475	16,284,739	13,066,396
General and administrative	5,262,213	4,848,888	10,738,335	9,791,830

Total operating expenses	18,665,315	18,926,311	36,503,945	35,643,865

Operating loss	(12,189,360)	(15,434,403)	(25,425,602)	(26,241,349)

Interest income	24,226	491,103	131,954	873,558
Interest expense	(624,527)	(62,616)	(1,027,178)	(142,232)

Net loss	$(12,789,661)	$(15,005,916)	$(26,320,826)	$(25,510,023)

Net loss per common share:
Basic and diluted	$(0.35)	$(0.42)	$(0.72)	$(0.72)

Weighted average shares used in computing net loss per common share:
Basic and diluted	36,523,194	36,152,659	36,507,915	35,285,931

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(26,320,826)	$(25,510,023)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,124,678	699,905
Amortization (accretion)	48,564	(84,955)
Amortization of warrants	668,704	—
Share-based compensation	2,805,801	2,729,284
Gain on asset disposal	4,188	6,043
Impairment charge	31,598	1,870,653
Other expense	1,801,721	—
Changes in operating assets and liabilities:
Accounts receivable	(1,030,264)	(84,610)
Other receivables	(133,850)	(52,526)
Inventories	338,651	(2,274,351)
Prepaid expenses and other current assets	(409,079)	331,438
Other assets	84,292	(822)
Accounts payable	463,254	(142,745)
Accrued liabilities	(1,807,330)	(1,816,865)
Deferred contract revenue	2,738,140	1,208,453
Other	(139,409)	383,548

Net cash used in operating activities	(19,731,167)	(22,737,573)

Cash flows from investing activities
Purchase of equipment	(475,673)	(2,973,823)
Sale or disposal of equipment	—	100,640
Proceeds from the maturity/sale of available-for-sale investments	6,150,000	22,200,000
Purchase of available-for-sale investments	—	(7,201,707)

Net cash provided by investing activities	5,674,327	12,125,110

Cash flows from financing activities
Proceeds from long-term debt	10,000,000	2,000,000
Payments under long-term debt	(2,265,177)	(1,500,000)
Proceeds from issuance of stock, net of issuance costs	658,287	20,960,209

Net cash provided by financing activities	8,393,110	21,460,209

Net increase (decrease) in cash and cash equivalents	(5,663,730)	10,847,746
Cash and cash equivalents at beginning of period	17,022,200	15,210,493

Cash and cash equivalents at end of period	$11,358,470	$26,058,239

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or for future operating periods. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008 for the year ended December 31, 2007.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition, results of operations or cash flows. SFAS 157 provides a single definition of fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Revenue and Costs of Revenue

For arrangements with multiple deliverables, the Company allocates the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin 104 (“SAB 104”) Revenue Recognition and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and recognizes revenue for each separate element as the criteria are met. In the second quarter of 2007, the Company determined that installation met the criteria under SAB 104 and EITF Issue 00-21 for recognition as a separate element or unit of accounting. Revenue for system sales is recognized for the portion of sales price due upon delivery, provided that delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The greater of the fair market value or the amount of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since such arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, the Company recognizes revenue when those uncertainties are resolved. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. The Company recognizes revenue from disposable device sales or accessories upon shipment and establishes an appropriate reserve for returns. The Company recognizes fees earned on the shipment of product to customers as revenue and recognizes costs incurred on the shipment of product to customers as cost of revenue.

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

The Company has deducted unearned restricted shares from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding options, stock appreciation rights and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The Company deducted a weighted average of 776,613 and 709,499 unearned restricted shares from the calculation of net loss per common share for the three and six months ended June 30, 2008, respectively. As of June 30, 3008, the Company had 4,398,883 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $7.64 per share and 572,246 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $7.70 per share.

Stock-Based Compensation

The Company accounts for its grants of stock options, stock appreciation rights and restricted shares and for its employee stock purchase plan in accordance with the provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests.

The Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Restricted shares granted to employees are valued at the fair market value at the date of grant. The Company amortizes the amount to expense over the service period on a straight-line basis. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

Stock options and stock appreciation rights issued to certain non-employees, including individuals for scientific advisory services, are recorded at their fair value as determined in accordance with SFAS 123(R) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services, and recognized over the service period. Deferred compensation for options granted to such non-employees is remeasured on a quarterly basis through the vesting or forfeiture date.

At June 30, 2008, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s equity incentive plans that has not yet been recognized was approximately $9.0 million, net of estimated forfeitures of approximately $1.1 million. This cost will be amortized on a straight-line basis over the underlying estimated service periods, generally four years, and may be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. At June 30, 2008, the Board of Directors has reserved a total of 5,559,925 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

A summary of the option and stock appreciation rights activity for the six months ended June 30, 2008 is as follows:

	Number of Options/ SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2007	3,324,509	$0.25 - $14.84	$8.72
Granted	1,354,515	$4.00 - $ 6.86	$5.77
Exercised	(46,457)	$0.78 - $ 9.19	$6.96
Forfeited	(233,684)	$6.77 - $13.02	$12.26

Outstanding, June 30, 2008	4,398,883	$0.25 - $14.84	$7.64

A summary of the restricted share grant activity for the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2007	721,415	$10.60
Granted	330,646	$5.25
Vested	(50,389)	$10.33
Forfeited	(110,616)	$11.70

Outstanding, June 30, 2008	891,056	$8.49

A summary of the restricted stock outstanding as of June 30, 2008 is as follows:

Number of Shares
Time based restricted shares	428,852
Performance based restricted shares	462,204

Outstanding, June 30, 2008	891,056

Comprehensive Loss

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments by stockholders, and included the Company’s unrealized income (loss) on marketable securities. Comprehensive income (loss) for the three months ended June 30, 2008 and 2007 was not material. Comprehensive income (loss) for the six months ended June 30, 2008 and 2007 included unrealized gain (loss) on available-for-sale investments of ($1,964) and ($1,732) respectively. Accumulated other comprehensive income (loss) at June 30, 2008 and 2007 was not material.

Investments

Investments consist of the following available-for-sale securities at fair value:

	June 30, 2008	December 31, 2007
Short-term investments
Commercial paper	$—	$6,133,863
Auction rate securities	—	500,315
Long-term investments
Auction rate securities	469,392	—

Total investments	$469,392	$6,634,178

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Money market (1)	$1,059,250	$—	$—	$1,059,250
Auction rate securities	—	—	469,392	469,392

Total	$1,059,250	$—	$469,392	$1,528,642

(1)	Included in cash equivalents

At June 30, 2008, the Company had invested $500,000 in a taxable auction rate security (“ARS”). The ARS held by the Company is a private placement security with a long-term stated maturity for which the interest rate is reset through a Dutch auction every 28 days. The Company’s ARS was issued by South Carolina Student Loan Corporation and currently carries a AAA/Aaa rating. The ARS has not experienced any payment defaults and is insured by AMBAC. Until recently, the auctions have provided a liquid market for these securities as investors could readily sell their investments at auction.

Historically, the fair value of ARS investments has generally approximated par value due to the frequent resets through the auction process. With the liquidity issues experienced in global credit and capital markets, the Company has been unable to sell its ARS at auction during 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. Accordingly, the Company reviewed the estimated fair value of its investment in the ARS as of June 30, 2008 utilizing a discounted cash flow model using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of approximately $32,000 which was deemed to be an “other-than-temporary” impairment charge in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and recorded a realized loss in the statement of operations. At June 30, 2008 the Company classified its ARS investment balance as a non-current investment on its balance sheet.

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

Inventory

Inventory consists of the following:

	June 30, 2008	December 31, 2007
Raw materials	$2,182,966	$2,394,846
Work in process	236,351	214,996
Finished goods	7,782,337	7,949,723
Reserve for obsolescence	(575,845)	(595,105)

Total inventory	$9,625,809	$9,964,460

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	June 30, 2008	December 31, 2007
Prepaid expenses	$1,233,864	$1,519,211
Deferred cost of revenue	1,315,510	1,176,109
Other assets	3,103,276	1,570,203

	5,652,650	4,265,523
Less: Long-term other assets	(760,029)	(844,321)

Total prepaid expenses and other current assets	$4,892,621	$3,421,202

Property and Equipment

Property and equipment consist of the following:

	June 30, 2008	December 31, 2007
Equipment	$9,944,530	$9,637,232
Equipment held for lease	430,127	303,412
Leasehold improvements	1,512,827	1,506,576

	11,887,484	11,447,220
Less: Accumulated depreciation	(5,528,914)	(4,435,457)

Net property and equipment	$6,358,570	$7,011,763

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
Accrued salaries, bonus, and benefits	$4,256,503	$3,531,582
Accrued research and development	529,069	4,456,049
Accrued legal and other professional fees	608,160	824,448
Other	3,146,601	3,101,339

Total accrued liabilities	$8,540,333	$11,913,418

Credit Facilities

In February 2008, the Company entered into a Note and Warrant Purchase Agreement with two of its stockholders, pursuant to which those stockholders agreed to loan the Company up to an aggregate of $20 million. These funds can be drawn at the Company’s election, are unsecured and subordinated to any bank debt, and are due at a maturity date in February 2009. The stockholders also agreed to guarantee advances made to the Company pursuant to the credit agreement with the Company’s primary lending bank. The financing commitment from the stockholders is subject to a 90 day extension, solely at the Company’s option, providing for an extended maturity date of May 2009. Warrants to purchase 572,246 shares of the Company’s common stock at an exercise price of $6.99 were issued to the stockholders in exchange for the financing commitment. The warrants were exercisable immediately upon grant and expire five years from the date of grant. If the Company extends the financing commitment period or the maturity date, it would be required to issue five-year warrants to purchase an additional 143,062 shares of common stock at the same exercise price. The Company recorded the fair value of the warrants in the amount of $1.7 million to be amortized to interest expense over the one year commitment period through February 2009. The unamortized balance as of June 30, 2008 was approximately $1.1 million.

In conjunction with this transaction, the Company and its primary lending bank amended the revolving line of credit by increasing the line to $30 million subject to a borrowing base of qualifying accounts receivable and inventory, with up to $10 million available under the line supported by these guarantees. Under the revised facility the Company is required to maintain a minimum “tangible net worth” as defined in the agreement. As of June 30, 2008, the Company had $13.2 million outstanding under the revolving line of credit and had an unused line of approximately $16.8 million with current borrowing capacity, including amounts already drawn, of approximately $19.9 million. As such, the Company had the ability to borrow an additional $6.7 million under the revolving line of credit at June 30, 2008. As of June 30, 2008, the Company was in compliance with all covenants of the bank loan agreement.

As of June 30, the Company has $10 million remaining on its stockholder credit facility described above.

Debt

Debt outstanding consists of the following:

	June 30, 2008	December 31, 2007
Revolving credit agreement, due March 2009	$13,234,824	$5,000,000
November 2005 term note, due November 2008	138,889	305,555
June 2007 term note, due June 2010	1,333,333	1,666,667
Biosense Advance	5,933,475	—

Total debt	20,640,521	6,972,222
Less current maturities	(14,040,379)	(972,222)

Total long term debt	$6,600,142	$6,000,000

In June 2007, the Company entered into a term note due in June 2010 with its primary lender for $2,000,000, (June 2007 term note). The Company is required to make equal payments of principal and interest, at prime plus 1%, through June 2010.

The Revolving Credit Agreement and the term notes (collectively, the Credit Agreements) are secured by substantially all of the Company’s assets. The Company is also required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

As of June 30, 2008, the Company had classified approximately $5.9 million of amounts owed to Biosense as long-term debt pursuant to the July 18, 2008 amendment further described under “Subsequent Event” below.

In July, 2008, the Company received $10 million in accordance with the agreement with Biosense Webster as further described under “Subsequent Event” below.

Stockholders’ Equity

In March 2007, the Company completed an offering of 1,919,000 shares of its common stock at $10.50 per share. In conjunction with these transactions, the Company received approximately $20.1 million in net proceeds after deducting offering expenses.

Product Warranty Provisions

The Company’s standard policy is to warrant all NIOBE® and ODYSSEY™ systems against defects in material or workmanship for one year following installation. The Company’s estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. A regular review of warranty obligations is performed to determine the adequacy of the reserve and adjustments are made to the estimated warranty liability as appropriate.

Accrued warranty, which is included in other accrued liabilities, consists of the following:

June 30, 2008
Warranty accrual at December 31, 2007	$234,949
Warranty expense incurred	174,383
Payments made	(87,275)

Warranty accrual at June 30, 2008	$322,057

Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

Subsequent Event

On July 18, 2008, the Company and Biosense Webster, Inc. entered into an amendment to their existing agreements. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on revenue share amounts that are currently owed or may be owed in the future by Biosense Webster to the Company pursuant to the revenue share provisions of the existing agreement. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that are currently owed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement (including approximately $6.7 million due as of June 30, 2008) will be deferred and will be due, together with any unrecouped portion of the $10.0 million revenue share advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the revenue share advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding revenue share advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster from time to time by deductions from revenue share amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement (including approximately $1.5 million due as of June 30, 2008, which will be recouped immediately upon the advancement of funds as described above). The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty.

All funds owed by the Company to Biosense Webster must be repaid on the sooner of December 31, 2011 or the date of an Accelerating Recoupment Event as defined below (the “Final Payment Date”). Commencing on May 15, 2010 the Company shall make quarterly payments (the “Supplemental Payments”) to Biosense Webster equal to the difference between the aggregate revenue share payments recouped by Biosense from the Company (other than revenue share amounts attributable to Biosense Webster’s sales of irrigated catheters) in such quarter and $1 million, until the earlier of (1) the date all funds owed by the Company to Biosense Webster pursuant to the Amendment are fully repaid or (2) the Final Payment Date. An Accelerating Recoupment Event means any of the following: (i) the closing of any equity-based registered public financing transaction or in the event of convertible debt, the conversion of such debt into equity (a “Financing”) which raises at least $50 million for the Company; (ii) the failure of the Company to make any Supplemental Payment; or (iii) a change of control of the Company (as defined in the Amendment).

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

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The NIOBE system is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. In addition to the NIOBE system and its components, Stereotaxis also has developed the ODYSSEY information management system, which consolidates the multiple sources of diagnostic and imaging information found in the interventional lab into a large-screen user interface with single mouse control, which can be connected via a private network line to other interventional labs or to a remote clinical call center. The core components of the NIOBE system and the ODYSSEY system have received regulatory clearance in the U.S., Canada, Europe and various other countries.

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

Revenue Recognition

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin 104 (“SAB 104”) Revenue Recognition and EITF Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, and recognize revenue for each separate element as the criteria are met. Under EITF 00-21, we are required to continually evaluate whether we have separate units of accounting for deliverables within certain contractual arrangements we have made with customers, specifically as it relates to the sale and installation of our magnetic navigation system. Prior to the quarter ended June 30, 2007, we had met the first criterion for separation of multiple elements under EITF 00-21, which was that the NIOBE system has stand-alone value but had not yet accumulated sufficient evidence to support the determination of fair value on the undelivered installation element. By the second quarter of 2007, we had accumulated sufficient experience to conclude that installation had been and could be performed by several independent vendors such that fair value could be determined. As such, we determined in the second quarter of 2007 that installation met the criteria under SAB 104 and EITF 00-21 for recognition as a separate element or unit of accounting and began to recognize revenue on the delivery and installation of the NIOBE system as two separate elements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and 2007

Revenue. Revenue increased from $7.8 million for the three months ended June 30, 2007 to $10.7 million for the three months ended June 30, 2008, an increase of approximately 36%. Revenue from the sale of systems increased from $5.8 million to $7.9 million, an increase of approximately 37% because of an increase in the number of NIOBE systems delivered from five to eight. In addition, we sold four ODYSSEY systems during the 2008 period. Revenue from sales of disposable interventional devices, service and accessories increased to $2.8 million for the three months ended June 30, 2008 from $2.1 million for the three months ended June 30, 2007, an increase of approximately 34%. This increase was principally attributable to the increased base of installed systems. Average selling price for the 2008 reporting period decreased because we sold one NIOBE I legacy at a significantly lower price than our average selling price for a NIOBE II system as well as one contract which contained terms requiring us to defer a higher than normal portion of the total revenue until installation was complete.

Purchase orders and other commitments for our magnetic navigation system and integrated cath lab display were approximately $72 million at June 30, 2008. We do not include orders for disposables, service or other accessories in the backlog data. Backlog includes amounts withheld at the time of revenue recognition which will generally be included in systems revenue in the future when the related obligations are completed. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations, or by project changes or delays.

Cost of Revenue. Cost of revenue decreased from $4.3 million for the three months ended June 30, 2007 to $4.2 million for the three months ended June 30, 2008, a decrease of approximately 4%. Cost of sales for the 2007 period included a $1.9 million adjustment to the carrying value of the first generation NIOBE systems remaining in inventory. Cost of revenue for systems sold increased from $2.0 million for the three months ended June 30, 2007 to $3.9 million for the three months ended June 30, 2008, an increase of approximately 98% primarily due to the increased number of NIOBE and ODYSSEY systems sold.

Research and Development Expenses. Research and development expenses decreased from $7.1 million for the three months ended June 30, 2007 to $4.8 million for the three months ended June 30, 2008, a decrease of approximately 33%. The decrease was due principally to a decrease in development costs related to new product introductions.

Sales and Marketing Expenses. Sales and marketing expenses increased to $8.6 million for the three months ended June 30, 2008 from $7.0 million for the three months ended June 30, 2007, an increase of approximately 23%. The increase related primarily to increased compensation and related expenses associated with expanded sales operations and enhanced marketing programs.

General and Administrative Expenses. General and administrative expenses include our regulatory, training, clinical and general management expenses. General and administrative expenses increased to $5.3 million from $4.8 million for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately 9%. The increase was due primarily to increased compensation and related costs associated with the expansion of our European operations and training.

Interest Income. Interest income decreased to $24,000 for the three months ended June 30, 2008 from $491,000 for the three months ended June 30, 2007, a decrease of approximately 95% due principally to lower invested balances.

Interest Expense. Interest expense increased to $625,000 for the three months ended June 30, 2008 from $63,000 for the three months ended June 30, 2007, primarily due to the amortization of warrants issued during 2008 related to the affiliate line of credit and higher average outstanding balances due on our loans during 2008.

Comparison of the Six Months Ended June 30, 2008 and 2007

Revenue. Revenue increased from $17.0 million for the six months ended June 30, 2007 to $17.7 million for the six months ended June 30, 2008, an increase of approximately 4%. Revenue from the sale of systems decreased from $13.0 million to $12.3 million, a decrease of approximately 5%. The number of units sold increased from 11 NIOBE systems sold during the 2007 reporting period to 12 NIOBE systems and six ODYSSEY systems sold during the 2008 reporting period which was offset by a decrease in the average selling price of a NIOBE system. Revenue from sales of disposable interventional devices, service and accessories increased to $5.4 million for the six months ended June 30, 2008 from $4.0 million for the six months ended June 30, 2007, an increase of approximately 35%. This increase was principally attributable to the increased base of installed systems.

Cost of Revenue. Cost of revenue decreased from $7.6 million for the six months ended June 30, 2007 to $6.6 million for the six months ended June 30, 2008, a decrease of approximately 13%. Cost of sales for the 2007 period included a $1.9 million adjustment to the carrying value of the first generation NIOBE systems remaining in inventory. Cost of revenue for systems sold increased from $4.5 million for the six months ended June 30, 2007 to $5.7 million for the six months ended June 30, 2008 primarily due to the increase in the number of NIOBE and ODYSSEY systems sold.

Research and Development Expenses. Research and development expenses decreased from $12.8 million for the six months ended June 30, 2007 to $9.5 million for the six months ended June 30, 2008, a decrease of approximately 26%. The decrease was due principally to a decrease in development costs related to new product introductions.

Sales and Marketing Expenses. Sales and marketing expenses increased to $16.3 million for the six months ended June 30, 2008 from $13.1 million for the six months ended June 30, 2007, an increase of approximately 25%. The increase related primarily to increased compensation and related expenses associated with expanded sales operations and expanded marketing programs.

General and Administrative Expenses. General and administrative expenses include our regulatory, training, clinical and general management expenses. General and administrative expenses increased to $10.7 million from $9.8 million for the six months ended June 30, 2008 and 2007, respectively, an increase of approximately 10%. The increase was due primarily to increased compensation and related costs related to the expansion of our European operations and training.

Interest Income. Interest income decreased to $132,000 for the six months ended June 30, 2008 from $874,000 for the six months ended June 30, 2007, a decrease of approximately 85% due principally to lower invested balances.

Interest Expense. Interest expense increased to $1.0 million for the six months ended June 30, 2008 from $142,000 for the six months ended June 30, 2007, primarily due to the amortization of warrants issued during 2008 related to the affiliate line of credit and higher average outstanding balances due on our loans during the first six months of 2008.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $6.6 million of short-term investments at December 31, 2007, principally in commercial paper. At June 30, 2008, we had working capital of approximately $1.9 million, compared to $21.9 million at December 31, 2007 due principally to the use of cash and utilization of debt to fund our operations.

The following table summarizes our cash flow by operating, investing and financing activities for each of six month periods ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash Flow (used in) Operating Activities	$(19,731)	$(22,738)
Cash Flow provided by Investing Activities	5,674	12,125
Cash Flow provided by Financing Activities	8,393	21,460

Net cash used in operating activities. We used approximately $19.7 million and $22.7 million of cash for operating activities during the six months ended June 30, 2008 and 2007, respectively, primarily as a result of operations during these periods. We used approximately $2.4 million to fund operating assets and liabilities during the six months ended June 30, 2007.

Net cash provided by (used in) investing activities. We generated approximately $5.7 million and $12.1 million of cash from investing activities during the six months ended June 30, 2008 and 2007 respectively, principally from the maturity of investments. We used approximately $0.5 million and $3.0 million of cash for the purchase of equipment during the six months ended June 30, 2008 and 2007, respectively.

Net cash provided by financing activities. We generated approximately $8.4 million and $21.5 million from financing activities during the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 we drew $10 million under our revolving line and repaid scheduled amounts due under our older equipment loans. We generated approximately $21.0 million from the proceeds of our common stock offering in the first quarter of 2007.

In July, 2008, the Company received $10 million under the agreement with Biosense Webster as further described under “Subsequent Event” below.

Line of Credit

In February 2008 we entered into a Loan and Warrant Purchase Agreement with two of our stockholders providing for $20 million in loan availability. These funds can be drawn at our election, would be subordinated to any bank debt, would be unsecured, and would be due at the maturity date of February 2009. The commitment may also be used to provide guarantees to our primary lending bank to support advances under the credit agreement with the bank. The financing commitment from the stockholders is subject to a 90 day extension, solely at our option, providing for an extended maturity date of May 2009. We issued warrants to purchase approximately 572,000 shares of the Company’s common stock at an exercise price of $6.99 to the stockholders in exchange for the financing commitment. The warrants are exercisable immediately upon grant and expire five years from the date of grant. To the extent such warrants are exercised on a cash basis, we will receive proceeds from the exercise of such warrants; however, we will not receive the proceeds from the sales of the underlying shares.

In conjunction with this transaction, we entered into a loan modification agreement with our primary lender to increase the maximum borrowing capacity of our revolving line of credit from $25 million to $30 million subject to a borrowing base of qualifying accounts receivable and inventory, with up to $10 million available under the line supported by these guarantees. Under the revised facility we are required to maintain a minimum “tangible net worth” as defined in the agreement of at least $5 million at the end of any calendar quarter during the term of the agreement, with lesser amounts required at non-quarter month ends. The revolving line of credit under the loan agreement matures in March 2009 and the interest rate is calculated at the lender’s prime rate plus either 0.25% or 0.75%, depending on a defined liquidity measure. The loan agreement is secured by substantially all of our assets and includes customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. We are also required under the loan agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of June 30, 2008, we had $16.8 million outstanding under our revolving line of credit and had an unused line of approximately $16.8 million with borrowing capacity, including amounts already drawn, of approximately $19.9 million, based on qualifying receivables and inventory balances. As of June 30, 2008, we had aggregate outstanding balances of approximately $1.5 million under our two equipment loan agreements and were in compliance with all covenants of this agreement.

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

Cash flow

We expect to have negative cash flow from operations for approximately the next 12 months. Throughout 2008, we expect to continue the development and commercialization of our existing products and our research and development programs and the advancement of new products into clinical development. We expect that our research and development expenditures will decrease in 2008 and our selling, general and administrative expenses will continue to increase in order to support our product commercialization efforts. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and from our revolving line of credit and equipment financing loans. In the future, we may finance cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

Although our bank facility with our primary lender expires in March 2009, we currently anticipate being able to renew the facility on terms that are substantially similar to the current terms. While we believe our existing cash, cash equivalents and investments, funds received under the Biosense agreement in July 2008 and funds available and anticipated to be available from our current borrowing sources will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, we cannot assure you that we will be able to renew our existing bank facility or will not otherwise require additional financing before that time. We also cannot assure you that any such renewal or other additional financing will be available on a timely basis on terms acceptable to us or at all, or that any such other financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have exposure to market risk related to our investments, particularly auction rate securities. At June 30, 2008 we held approximately $500,000 in auction rate securities against which we have taken approximately $32,000 as an impairment charge during the six months ended June 30, 2008. Auction rate securities are private placement securities with long-term maturities for which the interest rates are reset through a Dutch auction each month. We invested only in auction rate securities with AAA/Aaa ratings at the time of purchase. Although the monthly auctions have historically provided a liquid market for these securities, the recent liquidity issues experienced in the auction rate securities market might make it impossible for us to liquidate our holdings or require that we sell the securities at a substantial loss or take an additional impairment charge.

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

Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. We have updated our risk factor below concerning our magnetic irrigated catheter in light of current developments.

The recently announced halting of procedures performed with our partnered magnetic irrigated catheter may negatively affect our results of operations.

On March 3, 2008, we announced that our catheter partner advised us that the external evaluation phase of the magnetic irrigated catheter launch had identified a relatively small number of catheters that exhibited signs of char or coagulum formation. Our partner advised us that these characteristics were inconsistent with the product specifications. Consequently, they temporarily halted procedures done with magnetic irrigated catheters and delayed full commercialization until this issue was resolved. After considerable remediation efforts, during week of July 7, 2008 our partner filed a PMA supplement with the U.S. Food and Drug Administration, immediately followed with a CE Mark filing with European regulators. While we are optimistic that, pending these regulatory approvals, we will be able to resume shipments of the irrigated catheter in Europe in the fourth quarter of 2008 and shortly thereafter in 2009 in the U.S., there can be no assurance as to the timing of such regulatory approvals or reintroduction, if at all, of the irrigated catheter into the market place. Any such delay in commercial re-launch would adversely affect our results of operations. Further, sales of our NIOBE System could be negatively affected as hospital decision-makers evaluate the status of this issue.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 29, 2008 the stockholders of Stereotaxis, Inc. elected David W. Benfer and Eric N. Prystowsky to the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2011. The following table sets forth the votes for each director:

	Votes For	Withheld
David W. Benfer	32,051,455	143,308
Eric N. Prystowsky	30,875,465	1,319298

After the meeting, our Board of Directors consisted of the individuals listed above plus Christopher Alafi, Ralph G. Dacey, Jr., Bevil J. Hogg, William M. Kelley, Abhijeet J. Lele, Robert J. Messey, Fred A. Middleton and William C. Mills III.

At the Annual Meeting of Stockholders, the stockholders approved an amendment to the Company’s 2002 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 shares. The proposal received 18,083,997 votes “for” ratification, 3,818,774 “against” ratification and 1,120,088 shares abstained.

At the Annual Meeting of Stockholders, the stockholders ratified the appointment of Ernst & Young, LLP as the Company’s independent registered public accountants to examine the financial statements of the Company for the 2008 fiscal year. The proposal received 32,071,031 votes “for” ratification, 114,668 “against” ratification and 9,264 shares abstained.

Total shares eligible to vote at the Annual Meeting were 37,002,345.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: August 8, 2008	By:	/s/ Bevil J. Hogg
Bevil J. Hogg,
Chief Executive Officer

Date: August 8, 2008	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1	Sixth Loan Modification Agreement, dated June 25, 2008 between Silicon Valley Bank and the Registrant (filed herewith)

10.2(2)#	First Amendment to Employment Agreement, dated as of May 29, 2008, by and between the Registrant and Michael P. Kaminski

10.3#	Employment Agreement dated June 2, 2008 between Louis T. Ruggiero and the Registrant (filed herewith)

10.4#	2002 Non-Employee Directors’ Stock Plan (Amended and Restated May 29, 2008) (filed herewith)

10.5#	Summary of Non-Employee Directors’ Compensation (Revised effective May 2008) (filed herewith)

10.6#	Form of Incentive Stock Option Agreement under the 2002 Stock Incentive Plan (filed herewith).

10.7#	Form of Restricted Stock Agreement under the 2002 Stock Incentive Plan (filed herewith)

10.8#	Form of Performance Share Agreement under the 2002 Stock Incentive Plan (filed herewith)

10.9#	Form of Stock Appreciation Right Agreement under the 2002 Stock Incentive Plan (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.
(2)	This exhibit was previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (filed June 3, 2008) (File No. 000-50884), and is incorporated herein by reference.
#	Indicates management contract or compensatory plan