Form 10-Q
period 2008-09-30
Stereotaxis, Inc.
filed 2008-11-10
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on October 31, 2008 was 37,416,111

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,784,987	$17,022,200
Short-term investments	—	6,634,178
Accounts receivable, net of allowance of $303,855 and $189,040 in 2008 and 2007, respectively	13,117,362	13,757,270
Current portion of long-term receivables	198,351	136,430
Inventories	8,359,590	9,964,460
Prepaid expenses and other current assets	5,007,969	3,421,202

Total current assets	46,468,259	50,935,740
Property and equipment, net	5,857,675	7,011,763
Intangible assets, net	1,311,111	1,411,111
Long-term receivables	306,030	272,859
Long-term investments	469,842	—
Other assets	662,672	844,321

Total assets	$55,075,589	$60,475,794

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$17,957,046	$972,222
Accounts payable	4,512,604	7,349,426
Accrued liabilities	7,556,442	11,913,418
Deferred contract revenue	13,572,095	8,774,958

Total current liabilities	43,598,187	29,010,024
Long-term debt, less current maturities	15,469,858	6,000,000
Long-term deferred contract revenue	1,099,341	942,573
Other liabilities	166,874	328,790
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2008 and 2007, none outstanding at 2008 and 2007	—	—
Common stock, par value of $0.001; 100,000,000 shares authorized at 2008 and 2007, 37,428,311 and 37,132,529 shares issued at 2008 and 2007, respectively	37,428	37,133
Additional paid in capital	283,376,206	276,433,662
Treasury stock, 40,151 shares at 2008 and 2007	(205,999)	(205,999)
Accumulated deficit	(288,466,306)	(252,072,353)
Accumulated other comprehensive income	—	1,964

Total stockholders’ equity (deficit)	(5,258,671)	24,194,407

Total liabilities and stockholders’ equity (deficit)	$55,075,589	$60,475,794

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Systems	$7,365,480	$9,500,848	$19,641,188	$22,479,877
Disposables, service and accessories	3,186,169	2,546,906	8,597,503	6,564,071

Total revenue	10,551,649	12,047,754	28,238,691	29,043,948

Cost of revenue:
Systems	3,098,477	3,541,756	8,822,745	8,024,046
Disposables, service and accessories	543,071	491,827	1,427,501	1,732,562
Inventory impairment	—	—	—	1,870,653

Total cost of revenue	3,641,548	4,033,583	10,250,246	11,627,261

Gross margin	6,910,101	8,014,171	17,988,445	17,416,687

Operating expenses:
Research and development	4,380,466	6,690,032	13,861,339	19,475,675
Sales and marketing	7,012,264	7,667,013	23,297,003	20,733,407
General and administrative	4,719,779	4,320,208	15,458,115	14,112,033

Total operating expenses	16,112,509	18,677,253	52,616,457	54,321,115

Operating loss	(9,202,408)	(10,663,082)	(34,628,012)	(36,904,428)

Interest income	33,711	339,087	165,665	1,212,644
Interest expense	(904,428)	(74,267)	(1,931,606)	(216,499)

Net loss	$(10,073,125)	$(10,398,262)	$(36,393,953)	$(35,908,283)

Net loss per common share:	$(0.28)	$(0.29)	$(1.00)	$(1.01)

Basic and diluted
Weighted average shares used in computing net loss per common share:
Basic and diluted	36,612,877	36,256,089	36,541,593	35,612,871

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(36,393,953)	$(35,908,283)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,690,814	1,194,475
Amortization (accretion)	81,898	(92,938)
Amortization of warrants	668,704	—
Share-based compensation	4,309,466	4,182,046
Loss on asset disposal	4,188	8,010
Impairment charge	31,598	1,870,653
Non-cash expense net of royalties	1,497,765	—
Changes in operating assets and liabilities:
Accounts receivable	76,022	3,073,118
Other receivables	(95,092)	(343,645)
Inventories	1,604,870	(2,365,078)
Prepaid expenses and other current assets	(524,427)	(421,303)
Other assets	181,649	(103)
Accounts payable	(270,822)	561,384
Accrued liabilities	(2,888,122)	1,310,879
Deferred contract revenue	4,953,905	479,146
Other	(161,916)	397,121

Net cash used in operating activities	(25,233,453)	(26,054,518)

Cash flows from investing activities
Purchase of equipment	(540,914)	(4,136,666)
Sale or disposal of equipment	—	100,640
Proceeds from the maturity/sale of available-for-sale investments	6,150,000	28,500,000
Purchase of available-for-sale investments	—	(8,827,764)

Net cash provided by investing activities	5,609,086	15,636,210

Cash flows from financing activities
Proceeds from long-term debt	24,000,000	2,000,000
Payments under long-term debt	(2,515,176)	(1,750,000)
Proceeds from issuance of stock, net of issuance costs	902,330	21,390,733

Net cash provided by financing activities	22,387,154	21,640,733

Net increase in cash and cash equivalents	2,762,787	11,222,425
Cash and cash equivalents at beginning of period	17,022,200	15,210,493

Cash and cash equivalents at end of period	$19,784,987	$26,432,918

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or for future operating periods. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008 for the year ended December 31, 2007.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 is effective upon issuance, and applies to prior periods for which the financial statements have not been issued. FSP 157-3 is applicable to the valuation of an auction-rate security held by the Company for which there was no active market as of September 30, 2008. The adoption of FSP 157-3 during the three month period ending September 30, 2008 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows. See “Investments” below for a discussion of the valuation of the security.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Adoption of SFAS 159 did not have an impact on the Company’s financial position, results of operations, or cash flows as the Company elected not to use the fair value measurement option on any additional financial instruments or other applicable items.

Effective January 1, 2008, the Company adopted EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

Accounting Standards Issued and Not Yet Adopted

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141 (R), Business Combinations. The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact on its financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing EPS under the “two-class method”. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company) with all prior period EPS data being adjusted retrospectively. The Company is currently evaluating the effect FSP EITF 03-6-1 will have on its calculation of EPS.

Revenue and Costs of Revenue

For arrangements with multiple deliverables, the Company allocates the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin 104, Revenue Recognition(“SAB 104”), and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and recognizes revenue for each separate element as the criteria are met. In the second quarter of 2007, the Company determined that installation met the criteria under SAB 104 and EITF 00-21 for recognition as a separate element or unit of accounting. Revenue for NIOBE system sales is recognized for the portion of sales price due upon delivery, provided that delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The greater of the fair market value or the amount of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since such arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, the Company recognizes revenue when those uncertainties are resolved. The Company may deliver systems to a non-hospital site at the customer’s request. The Company evaluates whether delivery has occurred considering the guidance under SAB 104 with respect to “bill and hold”. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. The Company recognizes revenue from disposable device sales or accessories upon shipment and establishes an appropriate reserve for returns. The Company recognizes amounts earned on the shipment of product to customers as revenue and recognizes costs incurred on the shipment of product to customers as cost of revenue.

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period as described below.

The Company has deducted unearned restricted shares from the calculation of shares used in computing net loss per share, basic and diluted. The Company has excluded all outstanding options, stock appreciation rights and warrants from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The Company deducted a weighted average of 792,961 and 739,086 unearned restricted shares from the calculation of net loss per common share for the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, the Company had 4,555,133 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $7.58 per share and 572,246 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $7.70 per share.

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

Stock options and stock appreciation rights issued to certain non-employees, are recorded at their fair value as determined in accordance with SFAS 123(R) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services, and recognized over the service period. Deferred compensation for options granted to such non-employees is remeasured on a quarterly basis through the vesting or forfeiture date.

At September 30, 2008, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s equity incentive plans that has not yet been recognized was approximately $10.7 million, net of estimated forfeitures of approximately $1.4 million. This cost will be amortized on a straight-line basis over the underlying estimated service periods, generally four years, and may be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in both the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Company’s Proxy Statement on Schedule 14A filed with the SEC on April 17, 2008. At September 30, 2008, the Board of Directors has reserved a total of 5,618,370 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

A summary of the option and stock appreciation rights activity for the nine months ended September 30, 2008 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2007	3,324,509	$0.25 - $14.84	$8.72
Granted	1,604,765	$4.00 - $ 7.03	$5.97
Exercised	(46,457)	$0.78 - $ 9.19	$6.96
Forfeited	(327,684)	$6.77 - $13.28	$11.30

Outstanding, September 30, 2008	4,555,133	$0.25 - $14.84	$7.58

A summary of the restricted share grant activity for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2007	721,415	$10.60
Granted	330,646	$5.25
Vested	(60,118)	$10.57
Forfeited	(169,061)	$11.13

Outstanding, September 30, 2008	822,882	$8.34

A summary of the restricted stock outstanding as of September 30, 2008 is as follows:

Number of Shares
Time based restricted shares	388,203
Performance based restricted shares	434,679

Outstanding, September 30, 2008	822,882

Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments by stockholders, and included the Company’s unrealized income (loss) on marketable securities. Comprehensive loss for the three months ended September 30, 2008 and 2007 was $(10,073,125) and $(10,399,315), respectively. Comprehensive loss for the nine months ended September 30, 2008 and 2007 was $(36,395,917) and $(35,911,068), respectively. Comprehensive loss for the nine months ended September 30, 2007 included unrealized loss on available-for-sale investments of $(2,785). Accumulated other comprehensive income (loss) at September 30, 2008 and 2007 was not material.

Investments

Investments consist of the following available-for-sale securities at fair value:

	September 30, 2008	December 31, 2007
Short-term investments
Commercial paper	$—	$6,133,863
Auction rate security	—	500,315
Long-term investments
Auction rate security	469,842	—

Total investments	$469,842	$6,634,178

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Money market (1)	$18,175,702	$—	$—	$18,175,702
Auction rate securities	—	—	469,842	469,842

Total	$18,175,702	$—	$469,842	$18,645,544

(1)	Included in cash equivalents

At September 30, 2008, the Company had invested $500,000 in a taxable auction rate security (“ARS”). The ARS held by the Company is a private placement security with a long-term stated maturity for which the interest rate is reset through a Dutch auction every 28 days. The Company’s ARS was issued by South Carolina Student Loan Corporation and currently carries an AA/Aaa rating. The ARS has not experienced any payment defaults and is insured by AMBAC. Until early 2008, the auctions had provided a liquid market for these securities as investors could readily sell their investments at auction.

Historically, the fair value of ARS investments has generally approximated par value due to the frequent resets through the auction process. With the liquidity issues experienced in global credit and capital markets, the Company has been unable to sell its ARS at auction during 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. Accordingly, the Company reviews the estimated fair value of its investment in the ARS as of each quarter end utilizing a discounted cash flow model using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, in March 2008, the Company determined there was a decline in the fair value of its ARS investments of approximately $32,000 which was deemed to be an “other-than-temporary” impairment charge in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and recorded a realized loss in the statement of operations. At September 30, 2008 the Company classified its ARS investment balance as a non-current investment on its balance sheet. As discussed above under “Recently Adopted Accounting Pronouncements”, the adoption of FSP 157-3 did not have a material impact on the Company’s valuation of the ARS.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or there are any ratings downgrades on the ARS we own, the Company may be required to recognize an additional impairment. In addition, these securities may not provide the necessary liquidity as it could take until the final maturity of the underlying note (June 2034) to realize the investment’s recorded value. The Company intends to liquidate these securities at par value at the earliest possible opportunity.

Inventory

Inventory consists of the following:

	September 30, 2008	December 31, 2007
Raw materials	$1,786,870	$2,394,846
Work in process	201,864	214,996
Finished goods	6,970,182	7,949,723
Reserve for obsolescence	(599,326)	(595,105)

Total inventory	$8,359,590	$9,964,460

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2008	December 31, 2007
Prepaid expenses	$1,458,060	$1,519,211
Deferred cost of revenue	1,895,497	1,176,109
Other assets	2,317,084	1,570,203

	5,670,641	4,265,523
Less: Long-term other assets	(662,672)	(844,321)

Total prepaid expenses and other current assets	$5,007,969	$3,421,202

Property and Equipment

Property and equipment consist of the following:

	September 30, 2008	December 31, 2007
Equipment	$9,785,448	$9,637,232
Equipment held for lease	544,932	303,412
Leasehold improvements	1,517,095	1,506,576

	11,847,475	11,447,220
Less: Accumulated depreciation	(5,989,800)	(4,435,457)

Net property and equipment	$5,857,675	$7,011,763

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
Accrued salaries, bonus, and benefits	$4,327,367	$3,531,582
Accrued research and development	422,590	4,456,049
Accrued legal and other professional fees	566,798	824,448
Other	2,239,687	3,101,339

Total accrued liabilities	$7,556,442	$11,913,418

Deferred Revenue

Deferred revenue consists of the following:

	September 30, 2008	December 31, 2007
Niobe and Odyssey systems shipped, revenue deferred	$5,685,863	$3,146,290
Customer deposits	4,208,113	1,985,150
Deferred service and license fees	4,777,460	4,586,091

	14,671,436	9,717,531
Less: Long-term deferred revenue	(1,099,341)	(942,573)

Total deferred contract revenue	$13,572,095	$8,774,958

Credit Facilities

In February 2008, the Company entered into a Note and Warrant Purchase Agreement with two of its stockholders, pursuant to which those stockholders agreed to loan the Company up to an aggregate of $20 million. These funds can be drawn at the Company’s election, are unsecured and subordinated to any bank debt, and are due at a maturity date in February 2009. The stockholders also agreed to guarantee advances made to the Company pursuant to the credit agreement with the Company’s primary lending bank. The financing commitment from the stockholders is subject to a 90 day extension, solely at the Company’s option, providing for an extended maturity date of May 2009. Warrants to purchase 572,246 shares of the Company’s common stock at an exercise price of $6.99 were issued to the stockholders in exchange for the financing commitment. The warrants were exercisable immediately upon grant and expire five years from the date of grant. If the Company extends the financing commitment period or the maturity date, it would be required to issue five-year warrants to purchase an additional 143,062 shares of common stock at the same exercise price. The Company recorded the fair value of the warrants in the amount of $1.7 million to be amortized to interest expense over the one year commitment period through February 2009. The unamortized balance as of September 30, 2008 was approximately $0.6 million.

In conjunction with this transaction, the Company and its primary lending bank amended the revolving line of credit by increasing the line to $30 million subject to a borrowing base of qualifying accounts receivable and inventory, with up to $10 million available under the line supported by these guarantees. Under the revised facility the Company is required to maintain a minimum “tangible net worth” as defined in the agreement. As of September 30, 2008, the Company had $13.2 million outstanding under the revolving line of credit and had an unused line of approximately $16.8 million with current borrowing capacity of $20.4 million, including amounts already drawn. As such, the Company had the ability to borrow an additional $4.5 million under the revolving line of credit at September 30, 2008. As of September 30, 2008, the Company was in compliance with all covenants of the bank loan agreement.

As of September 30, 2008 the Company has $6.0 million remaining on its stockholder credit facility described above.

Debt

Debt outstanding consists of the following:

	September 30, 2008	December 31, 2007
Revolving credit agreement, due March 2009	$13,234,824	$5,000,000
November 2005 term note, due November 2008	55,555	305,555
June 2007 term note, due June 2010	1,166,667	1,666,667
Biosense Webster Advance	14,969,858	—
Stockholder Note	4,000,000	—

Total debt	33,426,904	6,972,222
Less current maturities	(17,957,046)	(972,222)

Total long term debt	$15,469,858	$6,000,000

In June 2007, the Company entered into a term note due in June 2010 with its primary lender for $2,000,000. The Company is required to make equal payments of principal and interest, at prime plus 1%, through June 2010.

The Company’s revolving credit agreement and the Company’s term notes (collectively, the “Credit Agreements”) are secured by substantially all of the Company’s assets. The Company is also required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

In July 2008, the Company and Biosense Webster, Inc. entered into an amendment to their existing agreements. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on revenue share amounts that were owed at the time the amendment was executed or may be owed in the future by Biosense Webster to the Company pursuant to the revenue share provisions of the existing agreement. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement will be deferred and will be due, together with any unrecouped portion of the $10.0 million revenue share advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the revenue share advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding revenue share advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster from time to time by deductions from revenue share amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. As of September 30, 2008, approximately $17.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of September 30, 2008, $2.1 million of revenue share advances had been used to reduce the advances and the remaining approximately $15.0 million of amounts owed to Biosense Webster has been classified as long term debt in the accompanying balance sheet.

All funds owed by the Company to Biosense Webster must be repaid on the sooner of December 31, 2011 or the date of an Accelerating Recoupment Event as defined below (the “Final Payment Date”). Commencing on May 15, 2010 the Company is required to make quarterly payments (the “Supplemental Payments”) to Biosense Webster equal to the difference between the aggregate revenue share payments recouped by Biosense Webster from the Company (other than revenue share amounts attributable to Biosense Webster’s sales of irrigated catheters) in such quarter and $1 million, until the earlier of (1) the date all funds owed by the Company to Biosense Webster pursuant to the Amendment are fully repaid or (2) the Final Payment Date. An “Accelerating Recoupment Event” means any of the following: (i) the closing of any equity-based registered public financing transaction or in the event of convertible debt, the conversion of such debt into equity which raises at least $50 million for the Company; (ii) the failure of the Company to make any Supplemental Payment; or (iii) a change of control of the Company (as defined in the amendment).

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

September 30, 2008
Warranty accrual at December 31, 2007	$234,949
Warranty expense incurred	318,562
Payments made	(162,461)

Warranty accrual at September 30, 2008	$391,050

Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

Subsequent Events

In October 2008, the Company received an offer from one of its investment advisors to repurchase at par value the ARS described above originally purchased for $500,000. The Company has agreed to this repurchase, which will likely result in a recovery of the $32,000 impairment charge described above.

In November 2008, the company received a commitment from the two stockholders who had issued the credit facility described above to extend the provisions of that agreement initially to March 31, 2010 on the same terms and conditions as the current agreement.

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

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias, coronary artery disease and peripheral vascular disease. The NIOBE system is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. In addition to the NIOBE system and its components, Stereotaxis also has developed the ODYSSEY information management system, which consolidates the multiple sources of diagnostic and imaging information found in the interventional lab into a large-screen user interface with single mouse control, which can be connected via a private network line to other interventional labs or to a remote clinical call center. The core components of the NIOBE system and the ODYSSEY system have received regulatory clearance in the U.S., Canada, Europe and various other countries.

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

Revenue Recognition

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin 104 (“SAB 104”) Revenue Recognition and EITF Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and recognize revenue for each separate element as the criteria are met. Under EITF 00-21, we are required to continually evaluate whether we have separate units of accounting for deliverables within certain contractual arrangements we have made with customers, specifically as it relates to the sale and installation of our magnetic navigation system. Prior to the quarter ended June 30, 2007, we had met the first criterion for separation of multiple elements under EITF 00-21, which was that the NIOBE system has stand-alone value but had not yet accumulated sufficient evidence to support the determination of fair value on the undelivered installation element. By the second quarter of 2007, we had accumulated sufficient experience to conclude that installation had been and could be performed by several independent vendors such that fair value could be determined. As such, we determined in the second quarter of 2007 that installation met the criteria under SAB 104 and EITF 00-21 for recognition as a separate element or unit of accounting and began to recognize revenue on the delivery and installation of the NIOBE system as two separate elements.

Under our revenue recognition policy, revenue for system sales is recognized for the portion of sales price due upon delivery, provided delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The greater of fair market value or the amount of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since such arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, we recognize revenue when those uncertainties are resolved. The Company may deliver systems to a non-hospital site at the customer’s request. The Company evaluates whether delivery has occurred considering the guidance under SAB 104 with respect to “bill and hold”. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and an appropriate reserve for returns is established. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus affect on revenue recognized in the period. The Company believes that the estimate is not likely to change significantly in the future.

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenue. Revenue decreased from $12.0 million for the three months ended September 30, 2007 to $10.6 million for the three months ended September 30, 2008, a decrease of approximately 12%. Revenue from the sale of systems decreased from $9.5 million to $7.4 million, a decrease of approximately 22% because of a decrease in the number of NIOBE systems recognized as revenue from nine to six. In addition, we delivered four ODYSSEY systems during the 2008 period. Revenue from sales of disposable interventional devices, service and accessories increased to $3.2 million for the three months ended September 30, 2008 from $2.5 million for the three months ended September 30, 2007, an increase of approximately 25%. This increase was principally attributable to the increased base of installed systems.

Purchase orders and other commitments for our magnetic navigation system and integrated cath lab display were approximately $75 million at September 30, 2008. We do not include orders for disposables, service or other accessories in the backlog data. Backlog includes amounts withheld at the time of revenue recognition which will generally be included in systems revenue in the future when the related obligations are completed. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations, or by project changes or delays.

Cost of Revenue. Cost of revenue decreased from $4.0 million for the three months ended September 30, 2007 to $3.6 million for the three months ended September 30, 2008, a decrease of approximately 10%. Cost of revenue for systems sold decreased from $3.5 million for the three months ended September 30, 2007 to $3.1 million for the three months ended September 30, 2008, a decrease of approximately 13% primarily due to the decrease in the number of NIOBE systems sold offset by the sale of ODYSSEY systems in 2008.

Research and Development Expenses. Research and development expenses decreased from $6.7 million for the three months ended September 30, 2007 to $4.4 million for the three months ended September 30, 2008, a decrease of approximately 35%. The decrease was due principally to a decrease in development costs related to new product introductions.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $7.7 million for the three months ended September 30, 2007 to $7.0 million for the three months ended September 30, 2008, a decrease of approximately 9%. The decrease related primarily to the timing of certain marketing programs.

General and Administrative Expenses. General and administrative expenses include our regulatory, training, clinical and general management expenses. General and administrative expenses increased to $4.7 million from $4.3 million for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately 9%. The increase was due primarily to increased costs associated with regulatory activities related to our partnered devices. In addition, we recorded a foreign exchange loss of $0.2 million during the three months ended September 30, 2008 compared with a foreign exchange gain of $0.3 million during the three months ended September 30, 2007.

Interest Income. Interest income decreased to $34,000 for the three months ended September 30, 2008 from $339,000 for the three months ended September 30, 2007, a decrease of approximately 90% due principally to lower invested balances.

Interest Expense. Interest expense increased to $904,000 for the three months ended September 30, 2008 from $74,000 for the three months ended September 30, 2007, primarily due to the amortization of warrants issued during 2008 related to the affiliate line of credit and higher average outstanding balances due on our loans during 2008.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Revenue. Revenue decreased from $29.0 million for the nine months ended September 30, 2007 to $28.2 million for the nine months ended September 30, 2008, a decrease of approximately 3%. Revenue from the sale of systems decreased from $22.5 million to $19.6 million, a decrease of approximately 13%. The number of units recognized to revenue decreased from 20 NIOBE systems during the 2007 reporting period to 18 NIOBE systems and 10 ODYSSEY systems during the 2008 reporting period. The NIOBE units recognized in the 2007 period carried a somewhat higher average selling price, also contributing to the year over year decrease in revenue. Revenue from sales of disposable interventional devices, service and accessories increased to $8.6 million for the nine months ended September 30, 2008 from $6.6 million for the nine months ended September 30, 2007, an increase of approximately 30%. This increase was principally attributable to the increased base of installed systems.

Cost of Revenue. Cost of revenue decreased from $11.6 million for the nine months ended September 30, 2007 to $10.3 million for the nine months ended September 30, 2008, a decrease of approximately 12%. Cost of sales for the 2007 period included a $1.9 million adjustment to the carrying value of the first generation NIOBE systems remaining in inventory. Cost of revenue for systems sold increased from $8.0 million for the nine months ended September 30, 2007 to $8.8 million for the nine months ended September 30, 2008 primarily due to an increase in the average per-unit installation and production cost of the NIOBE systems sold and the recognition of costs associated with ODYSSEY systems sold in the 2008 period, whereas there were no ODYSSEY system sales recorded in the 2007 period.

Research and Development Expenses. Research and development expenses decreased from $19.5 million for the nine months ended September 30, 2007 to $13.9 million for the nine months ended September 30, 2008, a decrease of approximately 29%. The decrease was due principally to a decrease in development costs related to new product introductions.

Sales and Marketing Expenses. Sales and marketing expenses increased to $23.3 million for the nine months ended September 30, 2008 from $20.7 million for the nine months ended September 30, 2007, an increase of approximately 12%. The increase related primarily to increased compensation and related expenses associated with expanded sales operations and expanded marketing programs in the first half of 2008.

General and Administrative Expenses. General and administrative expenses include our regulatory, training, clinical and general management expenses. General and administrative expenses increased to $15.5 million from $14.1 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately 10%. The increase was due primarily to increased costs associated with regulatory activities related to our partnered devices as well as increased compensation and related costs related to the expansion of our training programs in the first half of the year. In addition, we recorded a foreign exchange loss of $0.2 million during the nine months ended September 30, 2008 compared with a foreign exchange gain of $0.5 million during the nine months ended September 30, 2007.

Interest Income. Interest income decreased to $166,000 for the nine months ended September 30, 2008 from $1.2 million for the nine months ended September 30, 2007, a decrease of approximately 86% due principally to lower invested balances.

Interest Expense. Interest expense increased to $1.9 million for the nine months ended September 30, 2008 from $216,000 for the nine months ended September 30, 2007, primarily due to the amortization of warrants issued during 2008 related to the affiliate line of credit and higher average outstanding balances due on our loans during the first nine months of 2008.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as investments. In addition to our cash and cash equivalent balances, we maintained $6.6 million of short-term investments at December 31, 2007, principally in commercial paper. At September 30, 2008, we had working capital of approximately $2.9 million, compared to $21.9 million at December 31, 2007 due principally to the use of cash and utilization of debt to fund our operations.

The following table summarizes our cash flow by operating, investing and financing activities for each of nine month periods ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash Flow (used in) operating activities	$(25,233)	$(26,055)
Cash Flow provided by investing activities	$5,609	$15,636
Cash Flow provided by financing activities	$22,387	$21,641

Net cash used in operating activities. We used approximately $25.2 million and $26.0 million of cash for operating activities during the nine months ended September 30, 2008 and 2007, respectively, primarily as a result of operations during these periods. We generated approximately $2.9 million from operating assets and liabilities during the nine months ended September 30, 2008. We generated approximately $2.7 million to fund operating assets and liabilities during the nine months ended September 30, 2007.

Net cash provided by (used in) investing activities. We generated approximately $5.6 million and $15.6 million of cash from investing activities during the nine months ended September 30, 2008 and 2007 respectively, principally from the maturity of investments. We used approximately $0.5 million and $4.1 million of cash for the purchase of equipment during the nine months ended September 30, 2008 and 2007, respectively.

Net cash provided by financing activities. We generated approximately $22.4 million and $21.6 million from financing activities during the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 we drew $10.0 million under our revolving line with our primary lending bank and $4.0 million under our line of credit with certain of our stockholders and received $10.0 under the agreement with Biosense Webster. We repaid $2.5 million scheduled amounts due under our older equipment loans. We generated approximately $21.0 million from the proceeds of our common stock offering in the first quarter of 2007.

Borrowing facilities

In February 2008, we entered into a Note and Warrant Purchase Agreement with two of our stockholders providing for $20 million in loan availability. These funds can be drawn at our election, would be subordinated to any bank debt, would be unsecured, and unless extended, would be due at the maturity date of February 2009. The commitment may also be used to provide guarantees to our primary lending bank to support advances under the credit agreement with the bank. The financing commitment from the stockholders is subject to a 90 day extension, solely at our option, providing for an extended maturity date of May 2009. We issued warrants to purchase approximately 572,000 shares of the Company’s common stock at an exercise price of $6.99 to the stockholders in exchange for the financing commitment. The warrants are exercisable immediately upon grant and expire five years from the date of grant. To the extent such warrants are exercised on a cash basis, we will receive proceeds from the exercise of such warrants; however, we will not receive the proceeds from the sales of the underlying shares. As of September 30, 2008, of the $20 million available to us under this agreement, $10 million has been utilized to guarantee the amounts outstanding to our primary lender and $4 million has been drawn by us.

In conjunction with this transaction, we entered into a loan modification agreement with our primary lender to increase the maximum borrowing capacity of our revolving line of credit from $25 million to $30 million subject to a borrowing base of qualifying accounts receivable and inventory, with up to $10 million available under the line supported by these guarantees. Under the revised facility we are required to maintain a minimum “tangible net worth” as defined in the agreement of at least $5 million at the end of any calendar quarter during the term of the agreement, with lesser amounts required at non-quarter month ends. The revolving line of credit under the loan agreement matures in March 2009 and the interest rate is calculated at the greater of the lender’s prime rate plus 1% or 6% for the guaranteed line and the greater of the lender’s prime rate plus 1% or 7% for all other borrowings under the revolving line. The loan agreement is secured by substantially all of our assets and includes customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. We are also required under the loan agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of September 30, 2008, we had $13.2 million outstanding under our revolving line of credit and had an unused line of approximately $16.8 million with borrowing capacity of $20.4 million, including amounts already drawn, based on qualifying receivables and inventory balances. As of September 30, 2008, we had aggregate outstanding balances of approximately $1.2 million under our two equipment loan agreements and were in compliance with all covenants of this agreement.

In July 2008, we entered into an amendment to our existing agreements with Biosense Webster, Inc. Pursuant to the amendment, Biosense Webster agreed to pay us $10.0 million as an advance on revenue share amounts that were owed at the time the amendment was executed or may be owed in the future by Biosense Webster to us pursuant to the revenue share provisions of the existing agreement. We also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that are were owed at the time the amendment was executed or may be owed in the future by the us to Biosense Webster pursuant to the existing agreement will be deferred and will be due, together with any unrecouped portion of the $10.0 million revenue share advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the revenue share advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding revenue share advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster from time to time by deductions from revenue share amounts otherwise owed to us from Biosense Webster pursuant to the existing agreement. We have the right to prepay any amounts due pursuant to the amendment at any time without penalty. As of September 30, 2008, approximately $17.0 million has been advanced by Biosense Webster to the Company pursuant to the amendment. As of September 30, 2008, , $2.1 million of revenue share advances had been used to reduce the advances and the remaining approximately $15.0 million of amounts owed to Biosense Webster has been classified as long term debt in the accompanying balance sheet. All funds owed by us to Biosense Webster must be repaid on the sooner of December 31, 2011 or the date of an Accelerating Recoupment Event as defined below (the “Final Payment Date”). Commencing on May 15, 2010 we must make quarterly payments (the “Supplemental Payments”) to Biosense Webster equal to the difference between the aggregate revenue share payments recouped by Biosense Webster from us (other than revenue share amounts attributable to Biosense Webster’s sales of irrigated catheters) in such quarter and $1 million, until the earlier of (1) the date all funds owed by us to Biosense Webster pursuant to the amendment are fully repaid or (2) the Final Payment Date. An “Accelerating Recoupment Event” means any of the following: (i) the closing of any equity-based registered public financing transaction or in the event of convertible debt, the conversion of such debt into equity in which we raise at least $50 million; (ii) our failure of the to make any Supplemental Payment; or (iii) a change of control (as defined in the amendment).

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

Cash flow

We expect to have negative cash flow from operations for the succeeding 12 month period. Throughout the remainder of 2008, we expect to continue the development and commercialization of our existing products and our research and development programs and the advancement of new products into clinical development. We expect that our research and development expenditures will decrease in 2008 and our selling, general and administrative expenses will continue to increase in order to support our product commercialization efforts. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities, investor loan commitments, and from our revolving line of credit and equipment financing loans. In the future, we may finance cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

Although our credit facility with our primary lender expires in March 2009, we currently anticipate being able to renew the facility on terms that are substantially similar to the current terms. In November 2008, the company received a commitment from the two stockholders who had issued the credit facility described above to extend the provisions of that agreement initially to March 31, 2010 on the same terms and conditions as the current agreement. While we believe our existing cash, cash equivalents and investments, amounts outstanding under the Biosense Webster agreement and funds available and anticipated to be available from our current borrowing sources will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, we cannot assure you that we will be able to renew our existing bank facility or will not otherwise require additional financing before that time. Although we anticipate that we will be able to extend our current credit facility before it reaches maturity date, we also cannot assure you that any such renewal or other additional financing will be available on a timely basis on terms acceptable to us or at all, or that any such other financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have exposure to currency fluctuations. We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. We expect to transact this business primarily in U.S. dollars and in Euros, although we may transact business in other currencies to a lesser extent. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. Our foreign operations incur most of their expenses in the local currency and thus are subject to exchange rate volatility. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we record an account receivable and the time we collect payments, which could adversely affect our operating margins. We have not hedged exposures in foreign currencies or entered into any other derivative instruments. As a result, we will be exposed to some exchange risks for foreign currencies. For example, if the Euro currency to dollar exchange rate were to fluctuate by 10%, we believe that our revenue could be affected by as much as 2 to 3%.

We have exposure to market risk related to our investments, particularly auction rate securities. At September 30, 2008 we held approximately $500,000 in auction rate securities against which we have taken approximately $32,000 as an impairment charge during the nine months ended September 30, 2008. Auction rate securities are private placement securities with long-term maturities for which the interest rates are reset through a Dutch auction each month. We invested only in auction rate securities with AAA/Aaa ratings at the time of purchase. Although the monthly auctions have historically provided a liquid market for these securities, the liquidity issues experienced in the auction rate securities market have limited our ability to liquidate our holdings. In October 2008, we accepted an offer from one of our investment advisors to repurchase our outstanding security at par value. Although we expect the transaction to be completed in 2008, if the settlement is altered or delayed, it is possible that we will be unable to liquidate our holdings, be required to sell the securities at a substantial loss or take an additional impairment charge.

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

Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

STEREOTAXIS, INC.
(Registrant)

Date: November 10, 2008	By:	/s/ Bevil J. Hogg
Bevil J. Hogg,
Chief Executive Officer

Date: November 10, 2008	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1*	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc. (filed herewith)

10.2#	Stereotaxis, Inc. 2002 Stock Incentive Plan, as amended and restated on May 29, 2008 (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan
(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.