Form 10-K/A
period 2007-12-31
Stereotaxis, Inc.
filed 2008-12-29
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of outstanding shares of the registrant’s common stock on October 31, 2008 was 37,416,111.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s next Annual Meeting of Stockholders to be held on May 29, 2008 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE		1

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	2

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	26

SIGNATURES		27

EXHIBIT INDEX		29

EXHIBIT 23.1

EXHIBIT 24.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

i

EXPLANATORY NOTE

This Amendment No. 1 amends Stereotaxis, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of updating: (i) Note 19 to our Financial Statements to provide plans to address its liquidity and cash flow issues, (ii) the Report of Independent Registered Public Accounting Firm and (iii) Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 17, 2008.

PART II

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated March 13, 2008, the Company, as discussed in Note 19, has experienced net losses and negative operating cash flows adversely affecting the Company’s current results of operations and liquidity. Note 19 describes management’s plans to address these issues.

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

/s/ Ernst & Young, LLP

St. Louis, Missouri

March 13, 2008, except Note 19 as to which the date is December 26, 2008

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

19. Liquidity (Unaudited)

The Company has continued to experience net operating losses and negative cash flows during 2008, which has had an impact on the Company’s financial position and liquidity. As of September 30, 2008 and for the nine months then ended, the Company had working capital of $2.9 million, and used $25.2 million of cash for operations. At September 30, 2008, the Company had approximately $20 million of cash and equivalents, unused borrowing capacity of $4.5 million under its revolving line of credit, and $6 million of availability remaining on the shareholder loan agreement. The Company continues to address its liquidity needs and believes it can obtain sufficient liquidity for 2009 operations.

In July 2008 the Company entered into an amendment to its existing agreements with Biosense Webster, Inc. Pursuant to the amendment Biosense Webster agreed to pay the Company $10 million as an advance on revenue share amounts that were owed at the time the amendment was executed or may be owed in the future by Biosense Webster to the Company pursuant to the revenue share provisions of the existing agreement. The Company also agreed that an aggregate of up to $8 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10 million revenue share advance on the Final Payment Date, which is defined in the agreement as December 31, 2011 or the date of an Accelerating Recoupment Event as defined in the agreement.

In November 2008 the Company, Sanderling Venture Partners and Alafi Capital executed a term sheet under which Sanderling Venture Partners and Alafi Capital committed to extend their February 2008 agreement to loan the Company an aggregate $20 million on an unsecured basis. As amended, if extended by the Company the agreement will expire on the earlier of March 31, 2010 or the date the Company receives at least $20 million of third party, non-bank financing. This facility may also be used by the Company to guarantee its loan commitments with Silicon Valley Bank, its primary bank lender, through the same extended term.

The Company also has approximately $55 million of remaining availability under a shelf registration statement that was filed in August 2006 for the issuance and sale from time to time to the public of securities, including debt, preferred stock, common stock and warrants.

The Company is currently in negotiation with its primary lender to renew its bank line of credit, which expires on March 31, 2009, through March 31, 2010 on substantially the same terms as the current line.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Listing

Exhibits	Description

23.1	Consent of Independent Registered Accounting Firm

24.1	Power of Attorney authorizing certain persons to sign this First Amendment to the Annual Report on Form 10-K on behalf of certain directors and officers of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: December 29, 2008	By:	/s/ BEVIL J. HOGG
Bevil J. Hogg,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRED A. MIDDLETON* Fred A. Middleton	Chairman of the Board of Directors	December 29, 2008

/s/ BEVIL J. HOGG Bevil J. Hogg	Chief Executive Officer (principal executive officer)	December 29, 2008

/s/ JAMES M. STOLZE James M. Stolze	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	December 29, 2008

/s/ CHRISTOPHER ALAFI* Christopher Alafi	Director	December 29, 2008

/s/ DAVID W. BENFER* David W. Benfer	Director	December 29, 2008

/s/ RALPH G. DACEY, JR.* Ralph G. Dacey, Jr.	Director	December 29, 2008

Signature	Title	Date

/s/ MICHAEL P. KAMINSKI Michael P. Kaminski	President, Chief Operating Officer and Director	December 29, 2008

/s/ WILLIAM M. KELLEY* William M. Kelley	Director	December 29, 2008

/s/ ABHIJEET J. LELE* Abhijeet J. Lele	Director	December 29, 2008

/s/ WILLIAM C. MILLS III* William C. Mills III	Director	December 29, 2008

/s/ ROBERT J. MESSEY* Robert J. Messey	Director	December 29, 2008

/s/ ERIC N. PRYSTOWSKY* Eric N. Prystowsky	Director	December 29, 2008

*By:	/s/ JAMES M. STOLZE
James M. Stolze, attorney-in-fact, by authority of the power of attorney filed as Exhibit 24.1 hereto.

EXHIBIT INDEX

Exhibits	Description

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney authorizing certain persons to sign this Amendment No. 1 Annual Report on Form 10-K on behalf of certain directors and officers of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer)

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)