Form 10-K
period 2008-12-31
Stereotaxis, Inc.
filed 2009-03-13
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 000-50884

STEREOTAXIS, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	94-3120386
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4320 Forest Park Avenue, Suite 100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ”large accelerated filer,” ”accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrants common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NASDAQ Global Market on June 30, 2008) was approximately $149 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2009 was 42,046,241.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s next Annual Meeting of Stockholders to be held on May 21, 2009 are incorporated by reference into Part III of this Form 10-K.

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

OVERVIEW

We design, manufacture and market an advanced cardiology instrument control system for use in a hospital’s interventional medical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling important new therapeutic solutions and enhancing the efficiency and efficacy of existing catheter-based, or interventional, procedures. Our Niobe® system allows physicians to more effectively navigate proprietary catheters, guidewires and other delivery devices, both our own and those we are co-developing with strategic partners, through the blood vessels and chambers of the heart to treatment sites in order to effect treatment. This is achieved using computer-controlled, externally applied magnetic fields that precisely and directly govern the motion of the internal, or working, tip of the catheter, guidewire or other interventional device. We believe that our Niobe system represents a revolutionary technology in the interventional lab, bringing precise remote digital instrument control and programmability to the interventional lab, and has the potential to become the standard of care for a broad range of complex cardiology procedures. Our Odyssey™ Total Information Solution allows physicians to utilize a consolidated user interface and single mouse and keyboard control for multiple systems within the interventional lab.

We believe that our Niobe system is the only commercialized technology that allows remote, computerized control of catheters, guidewires and other delivery devices directly at their working tip. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically important improvements and cost efficiencies over manual interventional methods, which often result in long and unpredictable procedure times with suboptimal therapeutic outcomes and represents an important advance supporting efficient and effective information management and physician collaboration.

Enhancements to the Odyssey Total Information Solution currently in development would allow physicians to record, archive and review procedures and collaborate with other Odyssey users either with or without a Niobe system. We believe that our Odyssey Total Information Solution will enhance physician workflow and efficiency in the interventional lab.

We began commercial shipments of our Niobe system in 2003, following U.S. and European regulatory approval of its core components. As of December 31, 2008, we had recognized revenue on 118 Niobe systems and 14 Odyssey systems and had approximately $69 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. As of December 31, 2007, we had backlog of approximately $58 million. Of the December 31, 2008 backlog, we expect approximately 50% to be recognized as revenue over the course of 2009. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the Niobe system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our Niobe system can vary significantly from one reporting period to the next.

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

•

our Navigant® advanced user interface, or physician control center, which physicians use to visualize and track procedures and to provide instrument control commands that govern the motion of the working tip of the catheter, guidewire or other interventional device;

•	our Cardiodrive® automated catheter advancement system, which is used to remotely advance and retract the catheter in the patient’s heart; and

In addition to the Niobe system and its components, Stereotaxis also has developed the Odyssey Total Information Solution, which consolidates the multiple sources of diagnostic and imaging information found in the interventional lab into a large-screen user interface with single mouse control, which can be connected via a private network line to other interventional labs or to a remote clinical call center. The system also features a remote viewing and recording capability, called Odyssey Cinema™, that simultaneously captures procedure data from multiple sources. This tool includes an archiving capability that will allow clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey network providing physicians with a tool for clinical collaboration, remote consultation and training. The Odyssey Total Information Solution is intended to be acquired in conjunction with a Niobe system or on a stand-alone basis for installation in interventional labs and other locations where clinicians often desire the benefits of Odyssey’s consolidated large screen single mouse control, and potential real-time access to networked call center support that we believe can improve clinical workflows and related efficiencies.

The Niobe system is designed to be installed in both new and replacement interventional labs worldwide. Current and potential purchasers of our Niobe system include leading research and academic hospitals as well as community and regional medical centers around the world.

We currently have regulatory clearance to market our Niobe Magnetic Navigation System, our Navigant advanced user interface, our Cardiodrive automated catheter advancement system, our Odyssey workstation and various disposable interventional devices in the U.S., Canada, Europe, and various other countries. We continue to pursue regulatory approvals for additional products and in additional countries as appropriate.

We have alliances with each of Siemens AG Medical Solutions, Philips Medical Systems and Biosense Webster, a subsidiary of Johnson & Johnson. Through these alliances, we integrate our Niobe system with Siemens’ and Philips’ market leading digital imaging and Biosense Webster’s 3D catheter location sensing technology, and develop compatible disposable interventional devices, in order to continue to introduce new solutions to the interventional lab. The Siemens and Philips alliances provide for coordination of our sales and marketing efforts with those of our partners to facilitate co-placement of integrated systems. In addition, Siemens provides worldwide service for our integrated systems.

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

The rhythmic beating of the heart results from the transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in complications that can range from fatigue to stroke or death. Over four million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias.

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

Interventional cardiology and electrophysiology procedures have proven to be very effective at treating arrhythmias and coronary artery disease at sites accessible through the vasculature without the patient trauma, complications, recovery times and cost generally associated with open-heart surgery. With the advent of drug-eluting stents, the number of potential patients who could benefit from interventional cardiology procedures has grown. However, we believe major challenges associated with manual approaches to interventional cardiology and electrophysiology persist. In interventional cardiology, these challenges include difficulty in navigating the disposable interventional device through tortuous vasculature and crossing certain types of complex lesions to deliver balloons or stents to effect treatment. As a result, numerous patients who could be candidates for an interventional approach continue to be referred to bypass surgery. In electrophysiology, these challenges include precisely navigating the tip of the mapping and ablation catheter to the treatment site on the heart wall and maintaining tissue contact throughout the cardiac cycle to effect treatment, and, for atrial fibrillation, performing complex ablations within the left atrium of the heart. A major limitation is the manual dexterity required to perform complex ablations. As a result, large numbers of patients are referred to palliative drug therapy that can have harmful side effects.

We believe the Niobe system represents a revolutionary step in the trend toward highly effective, but less invasive, cardiac procedures. As the first technology to permit direct, computerized control of the working tip of a disposable interventional device, the Niobe system enables physicians to perform cardiac procedures interventionally that historically would have been very difficult or impossible to perform in this way and has the potential to significantly improve both the efficiency and efficacy of these treatments. We believe that the Odyssey Total Information Solution will provide physicians the ability to enhance procedure workflow, more effectively manage their interventional procedures, collaborate with other physicians, and provide the capability to record and review segments or the entire procedure.

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

Limitations of Instrument Control

Manually controlled catheters, guidewires and other delivery devices, even in the hands of the most skilled specialist, have inherent instrument control limitations. In traditional interventional procedures, the device is manually manipulated by the physician who twists and pushes the external end of the instrument in an iterative process to thread the instrument through often tortuous blood vessels or into the chambers of the heart to the treatment site. Manual control of the working tip becomes increasingly difficult as more turns are required to navigate the instrument to the treatment site, as the blood vessels to be navigated become smaller and less accessible or more obstructed, and as greater precision is required to safely carry out therapy at the treatment site.

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

THE STEREOTAXIS VALUE PROPOSITION

Our products address the current challenges in the interventional lab by providing precise computerized control of the working tip of the interventional instrument and by integrating this control with the visualization and information systems used during interventional cardiology and electrophysiology procedures, on a cost justified basis. We believe that the Niobe system is the only commercialized technology that allows remote, computerized control of disposable interventional devices directly at their working tip.

We believe that our systems will:

•

Expand the market by enabling new treatments for major diseases and enhancing the treatment of more complex existing cases. Treatment of a number of major diseases, including atrial fibrillation, cardiac chronic total occlusions, critical limb ischemia due to chronic total occlusions of peripheral arteries, and heart failure through the placement of bi-ventricular pacing devices, is highly problematic using conventional wire and/or catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias, such as atrial fibrillation, are often referred to other more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases interventionally. Because the Niobe system provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult total occlusions and atrial fibrillation to be treated interventionally on a much broader scale than today.

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

•

Improve clinical workflow and information management. The Odyssey Total Information Solution will improve clinical workflow and information management efficiency by consolidating the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse control via the Odyssey workstation. Odyssey Cinema will provide the customer with remote viewing and recording capabilities. By connecting the lab to other Odyssey sites both within and outside of the hospital via a secure private network, Odyssey Connect™ will provide the customer with on-demand support and the ability to participate in site-to-site collaboration and remote training.

•

Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that the Niobe system can reduce complex interventional procedure times compared to manual procedures. We believe the Niobe system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from the Niobe system result from decreased use of multiple catheters, guidewires and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

•

Enhance physician skill levels in order to improve the efficacy of complex cardiology procedures. Training required for physicians to safely and effectively carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of interventional physicians for more complex procedures. The Niobe system can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventionalists, with more standardized outcomes. In addition, interventional physicians can learn to use the Niobe system in a relatively short period of time. The Niobe system can also be programmed to carry out sequences of complex navigation automatically further enhancing ease of use.

•

Improve patient and physician safety. The Niobe system has been used in more than 18,000 procedures and the incidence of all reported major adverse cardiac events associated with the use of the system for all procedures is less than 0.1%. This represents what we believe to be a clinically significant improvement in major complication rates over conventional procedures, which can range as high as 2-5% for complex ablations. Additionally, during conventional catheter-based procedures, each of the physician, who stands by the patient table to manually control the catheter, the nursing staff assisting with the procedure and the patient are exposed to the potentially harmful x-ray radiation from the fluoroscopy field. This exposure can be minimized by reducing procedure times. Reducing procedure times is also beneficial to the patient because of the direct correlation between complication rates and procedure length. The Niobe system can further improve physician safety by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation.

OUR PRODUCTS

Niobe System

Our proprietary Niobe system provides the physician with precise remote digital instrument control through user friendly “point and click” computer mouse control, in combination with sophisticated image integration and 3D reconstruction. It can be operated either from beside the patient table, as in traditional interventional procedures, or from a room adjacent to the patient and outside the x-ray fluoroscopy field. The Niobe Magnetic Navigation System navigates disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to deliver treatment using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled, by the working tip to arrive at its position in the blood vessels or chambers of the heart, which results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the device.

Through our alliances with Siemens, Philips and Biosense Webster, this precise digital instrument control has been integrated with the visualization and information systems used during interventional cardiology and electrophysiology procedures in order to provide the physician with a fully-integrated and automated information and instrument control system. We have integrated our Niobe system with Siemens’ and with Philips’ digital

x-ray fluoroscopy systems. In addition, we have integrated the Niobe system with Biosense Webster’s 3D catheter location sensing technology to provide accurate real-time information as to the 3D location of the working tip of the instrument, and with Biosense Webster’s ablation tip technology. The combination of these technologies was fully launched in 2005.

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

The Navigant advanced user interface consists of:

•

configurable display screens located both next to the patient table inside the interventional labs and in the adjacent control room, outside the x-ray field, that provide advanced visualization and information integration to the physician;

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

Cardiodrive Automated Catheter Advancement System. As the physician conducts the procedure from the adjacent control room, the Cardiodrive automated catheter advancement system is used to remotely advance and retract the catheter in the patient’s heart while the Niobe magnets precisely steer the working tip of the device.

Odyssey Total Information Solution.

The Odyssey Total Information Solution consolidates the multiple sources of diagnostic and imaging information found in the interventional labs into a networked large-screen user interface with single mouse control. Odyssey Cinema is designed to simultaneously capture procedure data from multiple sources and includes an archiving capability that will allow clinicians to store and replay procedures. This information will be accessible from locations throughout the hospital local area network via Odyssey Connect and over the global Odyssey network providing physicians with a tool for clinical collaboration, remote consultation and training.

We have received regulatory marketing clearance, licensing and CE Mark approvals necessary for us to market the Niobe Magnetic Navigation System, the Navigant advanced user interface and the Cardiodrive automated catheter advancement system in the U.S., Canada, Europe and various other countries. We have received regulatory marketing clearance, licensing and CE Mark approvals necessary for us to market the Odyssey workstation in the U.S. and Europe and are in the process of obtaining necessary approvals for Odyssey Cinema and Odyssey Connect in the U.S. and Europe and for all of our products in various other countries.

DISPOSABLES AND OTHER ACCESSORIES

Our Niobe system is designed to use a toolkit of proprietary disposable interventional devices. The toolkit currently consists of:

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

We have received FDA clearance and the CE Mark necessary for us to market our suite of Cronus, Assert and Titan and Pegasus coronary and RF PowerAssert™ Peripheral guidewires and our Helios II electrophysiology ablation catheter in the U.S. and Europe. In addition, we have received FDA clearance for our Tangent mapping catheter in the U.S. We continue to seek approvals to market our products as appropriate.

Biosense Webster has received FDA approval and CE Mark for the CARTO® RMT navigation system for use with the Niobe system, the 4mm CELSIUS RMT Diagnostic/Ablation Steerable Tip Catheter, the 4mm NAVISTAR RMT Diagnostic/Ablation Steerable Tip Catheter, the Navistar RMT DS Diagnostic/Ablation Steerable Tip Catheter and the 8mm NAVISTAR RMT THERMOCOOL Irrigated Tip Catheter. We will continue to co-develop catheters that can be navigated with our system, both with and without Biosense Webster’s 3D catheter location sensing technology. We are also developing disposable interventional devices for other applications. In addition, we can utilize technology which allows our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system.

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

Electrophysiology

The rhythmic beating of the heart results from the transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in symptoms that can range from fatigue to stroke or death. Over four million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias. The most common arrhythmia in adults is atrial fibrillation. This chaotic electrical activity of the top chambers of the heart is estimated to be present in over two million people in the United States and over five million people worldwide. The incidence is expected to continue to rise as the population ages and life expectancy continues to increase. Atrial fibrillation is a major physical and economic burden. This arrhythmia is associated with stroke, heart failure, and adverse symptoms causing patients to be very motivated to seek treatment. The combination of symptoms, prevalence and co-morbidities make atrial fibrillation a major economic factor in healthcare. We believe payers are very interested in therapies that may reduce the financial impact of this disease.

Drug therapies for arrhythmias often fail to adequately control the arrhythmia and may have significant side effects. Consequently, physicians have increasingly sought more permanent, non- pharmacological, solutions for arrhythmias. The most common interventional treatment for arrhythmias, and in particular tachyarrhythmias, where the patient’s heart rate is too high or irregular, is an ablation procedure in which the diseased tissue giving rise to the arrhythmia is isolated or destroyed. Prior to performing an electrophysiology ablation, a physician typically performs a diagnostic procedure in which the electrical signal patterns of the heart wall are “mapped” to identify the heart tissue generating the aberrant electrical signals. Following the mapping procedure, the physician may then use an ablation catheter to eliminate the aberrant signal or signal path, restoring the heart to its normal rhythm. In cases where an ablation is anticipated, physicians will choose an ablation catheter and perform both the mapping and ablation with the same catheter. In February 2009 the FDA approved the Biosense Webster NAVISTAR THERMOCOOL irrigated catheter to be labeled for the treatment of atrial fibrillation. This is the first device approved by the FDA to be labeled for the interventional treatment of this arrhythmia. We believe this important milestone will accelerate acceptance of ablations for the treatment of atrial fibrillation.

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

•

Atrial Fibrillation. The most commonly diagnosed abnormal heart rhythm, atrial fibrillation, is a particular type of arrhythmia characterized by rapid, disorganized contractions of the heart’s upper chambers, the atria, which lead to ineffective heart pumping and blood flow and can be a major risk factor for stroke. The number of potential patients for manual catheter-based procedures for atrial fibrillation has been limited because the procedures are extremely complex and are performed by only the most highly skilled electrophysiologists. They also typically have much longer procedure times than general ablation cases and the success rates have been lower and more variable. We believe that our system can allow these procedures to be performed by a broader range of electrophysiologists and, by automating some of the more complex catheter maneuvers, can standardize and reduce procedure times and significantly improve outcomes.

•

Ventricular Tachycardia. Ventricular tachycardia is a malignant, potentially lethal arrhythmia that is extremely difficult and time consuming to treat by catheter ablation because of the mechanical force of a conventional catheter against the heart wall. The magnetic catheter has been characterized as the ideal tool for this application. These arrhythmias can often be modified or interrupted by the pressure of a conventional catheter making it very difficult to identify the appropriate location for the ablation, whereas magnetic catheters produce fewer extra beats and provide for easier and more efficient mapping of the diseased tissue. Successful ablation of ventricular tachycardia can extend the useful life of an implantable defibrillator, reduce the need for antiarrhythmic drugs or, in some cases, obviate the need for an expensive implantable device and its associated follow-up.

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

We believe that our system can address the current challenges in electrophysiology by permitting the physician to remotely navigate disposable interventional devices from a control room outside the x-ray field. Additionally, we believe that our system allows for more predictable and efficient navigation of these devices to the treatment site, including the left atrium for atrial fibrillation procedures, and enables appropriate contact force to be maintained to efficiently apply energy on the wall of the beating heart. We also believe that our system will significantly lower the skill barriers required for physicians to perform complex electrophysiology procedures and, additionally, improve interventional lab efficiency and reduce disposable interventional device utilization.

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

tortuous anatomy using manual interventional techniques can be very time consuming and physicians often cannot reach the lesion or manipulate the balloon or stent across the lesion once it is reached. Each turn in the vessel diminishes the control the physician has over the steering of the wire tip. Because our system allows the working tip of disposable interventional devices to be precisely oriented regardless of the number of turns that have occurred, our technology allows physicians to more effectively navigate these devices through complex vasculature and deliver balloons and stents to treatment sites for therapy.

•

Stent Placement. The likelihood of restenosis, or re-blockage of cleared arteries, is greatly increased in multi-vessel diseased patients whose blockages are typically more diffusely distributed throughout longer lengths of the vessel. As a result, these patients are often referred to invasive bypass surgery. We expect that drug-eluting stents, which reduce the likelihood of restenosis, may enable patients with more complex lesions to be treated interventionally rather than with bypass surgery. In order to treat this new group of patients, however, physicians will need to place stents in more challenging or remote locations. By using externally applied magnetic fields to precisely place a stent through a patient’s vasculature, we believe that our system allows these devices to be more easily deployed in these difficult to reach treatment sites.

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

Peripheral Arterial Disease (PAD)

PAD is a form of atherosclerosis or blockage of an artery which restricts blood flow to the extremities, typically the lower legs. It is estimated that PAD currently affects 8 to 12 million Americans, making it the third most prevalent disease in the U.S. This number is expected to grow to over 17 million in 2010 and 22 million in 2020. It is primarily a disease of the elderly; roughly 20% of people over the age of 70 suffer from it. With people living longer and increasingly indulging in unhealthy dietary habits, it is not difficult to account for the heightened prevalence of this disease.

PAD is associated with several significant co-morbidities. Atherosclerosis is a systemic condition; therefore, it affects the coronary arteries as well. A significant number of people with PAD also suffer from Coronary Artery Disease, which means that they are at serious risk of myocardial infarction (heart attack), in addition to the consequences of PAD. Stroke is also a common morbidity for people with PAD. If the carotid artery (the artery that supplies blood to the brain) becomes occluded, stroke can occur, leading to serious disability and possibly, death. Diabetes mellitus is a very serious co-morbidity for PAD and diabetics are significantly more likely to have PAD compared with the general population. Additionally, having diabetes correlates to a poorer prognosis for PAD. PAD can progress to Critical Limb Ischemia (CLI), in which significant tissue death is taking place. Rest pain, ulcerations, and gangrene can result, requiring amputation of the affected limb.

Chronic Total Occlusions (CTO) are classified as blockages that completely obstruct the flow of blood through an artery for an extended period of time, usually 30 days or more. These blockages consist largely of plaque that has been deposited on the lining of the artery wall, and which over time has become calcified. The calcification makes the blockage very rigid, and causes the artery to lose elasticity. The artery’s ability to contract and expand is thus diminished, resulting in a narrowing of the artery lumen and a reduction in the amount of blood that can flow through it. CTOs, which are often a factor in peripheral vascular disease, pose a serious health risk and require a safe, effective method of treatment. We believe the Niobe system can help overcome the significant challenges faced by clinicians in manually delivering guidewires and other devices across CTOs, by providing precise magnetic tip control in combination with 3-D image reconstruction of these complex vascular lesions.

Interventional Neuroradiology, Neurosurgery and Other Interventional Applications

Physicians used a predecessor to our Niobe system to conduct a number of procedures for the treatment of brain aneurysms, a condition in which a portion of a blood vessel wall balloons and which can result in debilitating or fatal bleeding and strokes. Traditional treatment for brain aneurysms involves highly invasive open brain surgery. Interventional procedures have evolved for filling the aneurysm with platinum micro-coils delivered to the site in order to reduce blood flow within the aneurysm. We believe that the Niobe system has the potential to be adapted for use in the interventional treatment of brain aneurysms, by enabling physicians to reach a broader range of aneurysm targets, and by making procedure times for these cases more predictable.

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

Imaging Partners

Siemens Alliance. We have successfully integrated our Niobe system with Siemens’ digital fluoroscopy system to provide advanced interventional lab visualization and instrument control through user-friendly computerized interfaces. We also coordinate our sales efforts with Siemens to co-place integrated systems at leading hospital sites in the U.S., Europe and in Asia. Under this alliance and under a separate services agreement, Siemens provides site planning, project management, equipment maintenance and support services for our products directly to our customers. To date, most of our systems placed for clinical use have been integrated with Siemens’ digital fluoroscopy systems. We have also entered into a separate development agreement for the Japanese market under which Siemens will coordinate regulatory approval and distribute, install and service our Niobe systems, whether integrated with the x-ray system of Siemens, or other third parties, in Japan. We have also entered into a software distribution agreement with Siemens under which we have the right to sublicense Siemens’ 3D pre-operative image navigation software as part of our Navigant advanced user interface.

Philips Alliance. We have successfully integrated our Niobe system with Philips’ digital x-ray fluoroscopy system. We also coordinate our sales and marketing efforts with Philips in order to co-place our integrated systems in addition to collaborating on the development of new solutions and sharing engineering and development costs.

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

The co-developed catheters are manufactured and distributed by Biosense Webster, and each of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on a profit formula for sales of the co-developed catheters, and our royalty increases under certain circumstances. Under this alliance, we agreed to certain restrictions on our ability to co-develop and distribute catheters competitive with those we are developing with Biosense Webster and granted Biosense Webster certain notice and discussion rights for product development activities we undertake relating to localization and magnetically enabling interventional disposable devices in cardiology fields outside of electrophysiology and mapping.

Either party may terminate this alliance in certain specified “change of control” situations, although the termination would not be effective until one year after the change of control and then would be subject to a wind-down period during which Biosense Webster would continue to supply co-developed catheters to us or to our customers for three years (or, for non-location sensing mapping and ablation catheters, until our first sale of a competitive product after a change of control, if earlier than three years). If we terminate the agreement under this provision, we must pay a termination fee to Biosense Webster equal to 5% of the total equity value of Stereotaxis in the change of control transaction, up to a maximum of $10 million. We also agreed to notify Biosense Webster if we reasonably believe that we are engaged in substantive discussions with respect to the sale of the Company or substantially all of our assets.

In May 2007 the Company and Biosense Webster amended their agreement to extend the development and distribution alliance related to the magnetically enabled irrigated tip catheters until December 31, 2011 and also to explore opportunities for expanding their integrated technology for the delivery of cells and other biological agents for the treatment of heart failure.

Our agreement with Biosense Webster relating to exclusive integration with their 3D localization system expires in May 2009 and our agreement relating to exclusive development and sale of magnetically enabled non-irrigated catheters expires in December 2009. The Company is in discussion with Biosense Webster to determine the ongoing relationship between Stereotaxis and Biosense Webster as it relates to future co-development, integration, and distribution of the 3D localization system and non-irrigated magnetically enabled mapping and ablation catheters.

In July 2008, the Company and Biosense Webster reached an agreement under which Biosense Webster advanced the Company $10 million and allowed the Company to defer up to $8 million of payments due to Biosense Webster for research and development related to jointly developed products. Repayment of these advances will be recouped by Biosense Webster from royalties otherwise owing to the Company on the sale of magnetically enabled co-developed catheters. If not fully recouped, any remaining advances will be due to Biosense on December 31, 2011.

RESEARCH AND DEVELOPMENT

We have assembled an experienced group of engineers and physicists with recognized expertise in magnetics, software, control algorithms, systems integration and disposable interventional device modeling and design.

Our research and development efforts are focused in the following areas:

•	continuing to enhance our existing Niobe and Odyssey systems through ongoing product and software development; and

•	designing new proprietary disposable interventional devices for use with our system.

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

We have established a call center in our St. Louis facilities, which provides real-time clinical and technical support to our Odyssey customers worldwide via our Odyssey private network.

MANUFACTURING

Niobe and Odyssey systems

Our manufacturing strategy for our Niobe and Odyssey systems is to sub-contract the manufacture of major subassemblies of our system to maximize manufacturing flexibility and lower fixed costs while maintaining quality control by completing final system assembly and inspection in-house.

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

Software

The software components of the Niobe and Odyssey systems, including control and application software, are developed both internally and with integrated modules we purchase or license. We perform final testing of software products in-house prior to their commercial release.

General

Our manufacturing facilities operate under processes that meet the FDA’s requirements under the Quality System Regulation, or QSR. In 2003 and 2006, the FDA audited our Maple Grove, Minnesota facility for regulatory compliance, and no deficiencies were noted. In 2007 and 2008, the FDA conducted pre-approval audits related to the Helios II ablation catheter pre-market approval, with only three minor observations noted. A European notified body has regularly audited each facility annually since 2001 and found the facilities to be in compliance with European requirements. The initial certification was issued in January 2002 for compliance with ISO 9001. The most recent issuance of formal certification is for ISO 13485:2003.

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

REIMBURSEMENT

We believe that substantially all of the procedures, whether commercial or in clinical trials, conducted in the U.S. with the Niobe system have been reimbursed to date. We expect that third-party payors will reimburse, under existing billing codes, our line of guidewires, as well as our line of ablation catheters and those on which we are collaborating with Biosense Webster. We expect healthcare facilities in the U.S. to bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurers, for services performed with our products. We believe that procedures performed using our products, or targeted for use by products that do not yet have regulatory clearance or approval, are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot assure you that reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures using the Niobe system. See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

Our strategy is to patent the technology, inventions and improvements that we consider important to the development of our business. As a result, we have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposables interventional devices and our 3D integration technology. As of December 31, 2008, we had 68 issued U.S. patents, 2 co-owned U.S. patents and 7 licensed U.S. patents. In addition, we had 117 pending U.S. patent applications, 8 co-owned U.S. patent applications, 9 licensed U.S. patent applications. As of December 31, 2008 we had pending 9 owned and 2 licensed Patent Cooperation Treaty applications and 22 owned and one co-owned Foreign Patent Applications. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing.

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

It would be technically difficult and costly to reverse engineer our Niobe system, which contains numerous complex algorithms that control our disposable devices inside the magnetic fields generated by the Niobe system. We further believe that our patent portfolio is broad enough in scope to enable us to obtain legal relief if any entity not licensed by us attempted to market disposable devices that can be navigated by the Niobe system. We can also utilize security keys, such as embedded smart chips or associated software that could allow our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system.

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

We expect to face competition from companies that are developing new approaches and products for use in interventional procedures, including robotic approaches that may be directly competitive with our technology. Some of these companies may have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the interventional lab. We are aware of one public company that has commercialized a catheter delivery system which has been cleared by the FDA for mapping procedures only and one private company at a much earlier stage of development. We also face competition from companies who currently market or are developing drugs, gene or cellular therapies to treat the conditions for which our products are intended.

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

U.S. Food and Drug Administration Regulation

The Food and Drug Administration (“FDA”) strictly regulates the medical devices we produce under the authority of the Federal Food, Drug and Cosmetic Act, or FFDCA, the regulations promulgated under the FFDCA, and other federal and state statutes and regulations. The FFDCA governs, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, post market reporting and advertising and promotion of medical devices.

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

Currently our Niobe Magnetic Navigation System, Navigant advanced user interface, Cardiodrive automated catheter advancement system, Odyssey workstation, Tangent electrophysiology mapping catheter, Helios II electrophysiology ablation catheter, the Cronus and Assert families of coronary guidewires, the Titan and Pegasus™ families of guidewires and our RF guidewire have been cleared by the FDA to be used in interventional procedures. In addition, Biosense Webster received FDA approval for the CELSIUS® RMT, the NAVISTAR® RMT, the NAVISTAR®RMT DS, and the NAVISTAR® RMT THERMOCOOL® Irrigated Tip diagnostic/ablation steerable tip catheters as described above.

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

We have received the right to affix the CE Mark to each of our products that has received 510(k) clearance or PMA approval in the U.S. We have not applied for the right to affix the CE Mark to our Tangent mapping catheter as it is not currently marketed. If we modify existing products or develop new products in the future, including new devices, we will need to apply for permission to affix the CE Mark to such products. We will be subject to regulatory audits, currently conducted biannually, in order to maintain any CE Mark permissions we have already obtained. We cannot be certain that we will be able to obtain permission to affix the CE Mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE Mark to our products, we will no longer be able to sell our products in member countries of the European Union. In addition, Biosense Webster has obtained the right to affix the CE Mark to the CELSIUS® RMT, the NAVISTAR® RMT, the NAVISTAR® RMT DS, and the NAVISTAR® RMT ThermoCool® Irrigated Tip diagnostic/ablation steerable tip catheters.

We are actively pursuing approvals for our system and for various disposable devices in various other countries in which we conduct business or intend to conduct business. Where appropriate, we work through our strategic partners to obtain the requisite approvals. We will evaluate regulatory approval on additional products and in other foreign countries on an opportunistic basis.

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

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the OIG to issue a series of regulations, known as the “safe harbors” which it did, beginning in July 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG.

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

HIPAA

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

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

Employees

As of December 31, 2008, we had 183 employees, 46 of whom were engaged directly in research and development, 77 in sales and marketing activities, 23 in manufacturing and service, 12 in regulatory, clinical affairs and quality activities, 5 in training activities and 20 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Hospital decision-makers may not purchase our Niobe or Odyssey system or may think that such systems are too expensive.

The market for our products and related technology is not well established. To achieve continued sales, hospitals must purchase our products, and in particular, our Niobe Magnetic Navigation System. The Niobe Magnetic Navigation System, which is the core of our Niobe system, is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision for the Niobe system based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the Niobe system is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. Although priced significantly below a Niobe system, the Odyssey system is still an expensive piece of equipment. If hospitals do not widely adopt our systems, or if they decide that they are too expensive, we may never become profitable. Any failure to sell as many systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, and cash flow.

General economic conditions could materially adversely impact us.

Our operating performance is dependent upon economic conditions in the United States and in other countries in which we operate. The recent economic downturn in the United States and in other countries in which we sell our products may cause customers to delay purchasing or installation decisions or cancel existing orders. The Niobe and Odyssey systems are typically purchased as part of a larger overall capital project and an economic downturn and financial turmoil affecting the banking system and financial markets might make it more difficult for our customers, including distributors, to obtain adequate financing to support the project or to obtain requisite approvals. Any delay in purchasing decisions or cancellation of purchasing commitments may result in a decrease in our revenues. The credit crisis could further affect our business if key suppliers are unable to obtain financing to manufacture our products or become insolvent and we are unable to manufacture product to meet customer demand. If conditions become more severe or continue longer than we anticipate, we may experience a material negative decrease on the demand for our products which may, in turn, have a material adverse effect on our revenue, profitability, financial condition, ability to raise additional capital and the market price of our stock.

Physicians may not use our products if they do not believe they are safe, efficient and effective.

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

We are collaborating with Siemens, Philips, Biosense Webster and other parties to integrate our instrument control technology with their respective imaging products or disposable interventional devices and to co-develop additional disposable interventional devices for use with our Niobe system. A significant portion of our revenue from system sales will be derived from these integrated products. Siemens provides post-installation maintenance and support services to our customers for our integrated systems.

Our product commercialization plans could be disrupted, leading to lower than expected revenue and a material and adverse impact on our results of operations and cash flow, if:

•	any of our collaboration partners delays or fails in the integration of its technology with our Niobe system as planned;

•	any of our collaboration partners fails to develop or commercialize the integrated products in a timely manner;

•	any of our collaboration partners do not co-market and co-promote our integrated products diligently or do not provide maintenance and support services as we expect; or

•	we become involved in disputes with one or more of our collaboration partners regarding our collaborations.

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

We currently market our products in the U.S., Europe and the rest of the world through a direct sales force of sales specialists, distributors and sales agents, supported by account managers and clinical specialists who provide training, clinical support, and other services to our customers. If we are unable to effectively utilize our existing sales force or increase our existing sales force in the foreseeable future, we may be unable to generate the revenue we have projected in our business plan. Factors that may inhibit our sales and marketing efforts include:

•	our inability to recruit and retain adequate numbers of qualified sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of hospitals and physicians to purchase and use our products;

•	unforeseen costs associated with maintaining and expanding an independent sales and marketing organization; and

•	unforeseen costs associated with maintaining and expanding an independent sales and marketing organization.

In addition, if we fail to effectively use distributors or contract sales agents for distribution of our products where appropriate, our revenue and profitability would be adversely affected.

Our marketing strategy is dependent on collaboration with physician “thought leaders.”

Our research and development efforts and our marketing strategy depend heavily on obtaining support and collaboration from highly regarded physicians at leading commercial and research hospitals, particularly in the U.S. and Europe. If we are unable to gain and/or maintain such support and collaboration or if the reputation or standing of these physicians is impaired or otherwise adversely affected, our ability to market our products and, as a result, our financial condition, results of operations and cash flow could be materially and adversely affected.

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

We also face competition from companies that are developing drugs or other medical devices or procedures to treat the conditions for which our products are intended. The medical device and pharmaceutical industries make significant investments in research and development, and innovation is rapid and continuous. We are aware of one public company that has commercialized a catheter delivery system which has been cleared by the FDA for mapping procedures only, and we are aware of one private company at a much earlier stage of development. If these or other new products or technologies emerge that provide the same or superior benefits as our products at equal or lesser cost, it could render our products obsolete or unmarketable. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future products and technologies.

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

Our backlog, which consists of purchase orders and other commitments, is considered by some investors to be a significant indicator of future performance. Consequently, negative changes to this backlog or its failure to grow commensurate with expectations could negatively impact our future operating results or our share price. Our backlog includes those outstanding purchase orders and other commitments that management believes will result in recognition of revenue upon delivery or installation of our systems. We cannot assure you that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations or by project changes or delays. System installation is by its nature subject to the interventional lab construction or renovation process which comprises multiple stages, all of which are outside of our control. Although the actual installation of our Niobe system requires only a few weeks, and can be accomplished by either our staff or by subcontractors, successful installation of our system can be subjected to delays related to the overall construction or renovation process. If we experience any failures or delays in completing the installation of these systems, our reputation would suffer and we may not be able to sell additional systems. We have experienced situations in which our purchase orders and other commitments did not result in recognizing revenue from placement of a system with a customer. In addition to construction delays, there are risks that an institution will attempt to cancel a purchase order as a result of subsequent project review by the institution or the departure from the institution of physicians or physician groups who have expressed an interest in the Niobe or Odyssey system.

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

We anticipate that our Niobe system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ interventional lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, historically the majority of our Niobe systems have been delivered less than one year after the receipt of a purchase order from a hospital, with the timing being dependant on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. We cannot assure you that the time from purchase order to delivery for systems to be delivered in the future will be consistent with our historical experience. Moreover, the global economic slowdown may cause our customers to further delay construction or significant capital purchases, which could further lengthen our sales cycle. This may contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

If the magnetic fields generated by our system are not compatible with, or interfere with, other widely used equipment in the interventional labs, sales of our products would be negatively affected.

Our Niobe system generates magnetic fields that directly govern the motion of the internal, or working, tip of disposable interventional devices. If other equipment in the interventional labs or elsewhere in a hospital is incompatible with the magnetic fields generated by our system, or if our system interferes with such equipment, we may be required to install additional shielding, which may be expensive and which may not solve the problem. If magnetic interference becomes a significant issue at targeted institutions, it would increase our installation costs at those institutions and could limit the number of hospitals that would be willing to purchase and install our systems, either of which would adversely affect our financial condition, results of operations and cash flow.

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

We generally warrant each of our products against defects in materials and workmanship for a period of 12 months following the installation of our system. If product returns or warranty claims increase, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill in the interventional lab market could be damaged. Unforeseen warranty exposure in excess of our established reserves for liabilities associated with product warranties could materially and adversely affect our financial condition, results of operations and cash flow.

We may not generate cash from operations necessary to commercialize our existing products and invest in new products.

We may require additional funds to meet our operational, working capital and capital expenditure needs in the future. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	enhance our existing products or develop new ones;

•	expand our operations;

•	hire, train and retain employees; or

•	respond to competitive pressures or capital requirements.

Our failure to do any of these things could result in lower revenue and adversely affect our financial condition and results of operations, and we may have to curtail or cease operations.

While we believe our existing cash, cash equivalents and investments, amounts outstanding under the Biosense Webster agreement related to prepaid royalties and research and development expenditures and funds available from our current borrowing sources will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, we cannot assure you that we will not otherwise require additional financing before that time. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have incurred substantial losses in the past and may not be profitable in the future.

We have incurred substantial net losses since inception, and we expect to incur substantial net losses into 2009 as we continue the commercialization of our products. We may not be successful in completing the development or commercialization of our technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

We may not be able to comply with debt covenants and may have to repay outstanding indebtedness

We have financed our operations through equity transactions and bank and other borrowings. Our current bank loan agreement contains financial and other covenants which, if violated, could require the repayment of existing indebtedness and lead to the lack of availability of borrowings under that agreement. There can be no assurance that we will be able to maintain compliance with these covenants or that we could replace this source of liquidity if these covenants were to be violated and our loans were forced to be repaid.

Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

We depend on contract manufacturers to produce and assemble certain of the components of our systems and other products such as our guidewires and electrophysiology catheter advancement devices. We also depend on various third party suppliers for the magnets we use in our Niobe Magnetic Navigation Systems. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our Niobe Magnetic Navigation System, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

We do not have extensive experience in manufacturing, assembling or testing our products on a commercial scale as we subcontract the manufacture, assembly and testing of subassemblies of our Niobe Magnetic Navigation System and all of our disposable devices. We may be unable to meet the expected future demand for our Niobe or Odyssey system. In addition, the products we design may not satisfy all of the performance requirements and we may need to improve or modify the design or ask our subcontractors to modify their production process in order to do so. We or our subcontractors may experience quality problems, substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, we will be unable to produce a sufficient supply of product necessary to meet our future growth expectations.

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

The Niobe system is designed to have the potential for expanded applications beyond electrophysiology and interventional cardiology, including congestive heart failure, structural heart repair, interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine. We continue to develop the Odyssey system and the related Cinema and Connect features, for interventional labs that have a Niobe system installed as well as those standard interventional labs that do not have a Niobe system installed. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected industries and sites and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either a 510(k) clearance or a pre-market approval, or PMA, from the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for our current Stereotaxis system, including a limited number of disposable interventional devices, and are able to market our system commercially in the U.S., our business model relies significantly on revenue from disposable interventional devices, some of which may not achieve FDA clearance or approval. We cannot assure you that any of our devices will not be required to undergo the lengthier and more burdensome

PMA process. We cannot commercially market any disposable interventional devices in the U.S. until the necessary clearances or approvals from the FDA have been received. In addition, we are working with third parties to co-develop disposable products. In some cases, these companies are responsible for obtaining appropriate regulatory clearance or approval to market these disposable devices. If these clearances or approvals are not received or are substantially delayed or if we are not able to offer a sufficient array of approved disposable interventional devices, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

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

In addition, we are subject to the U.S. Foreign Corrupt Practices Act, antitrust and anti-competition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. From time to time, we may face audits or investigations by one or more government agencies, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business and financial results.

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

While we do not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, many health care laws and regulations apply to our business. We could be subject to health care fraud and patient privacy regulation by the federal government, the states in which we conduct our business, and internationally. The regulations that may affect our ability to operate include:

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

•	Regulations pertaining to receipt of CE mark for our products marketed outside of the United States and submission to periodic regulatory audits in order to maintain these regulatory approvals

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

We face currency and other risks associated with international operations.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules have in the past created uncertainty for public companies. We continue to evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

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

Our common stock is traded on the NASDAQ Global Market and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2008, our common stock traded between $2.25 and $12.57 per share, on trading volume ranging from approximately 23,000 to 2.9 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

These factors, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock. As with the stock of many other public companies, the market price of our common stock has been particularly volatile during the recent period of upheaval in the capital markets and world economy. This excessive volatility may continue for an extended period of time following the filing date of this report. Furthermore, the stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Volatility in the price of our common stock on the NASDAQ Global Market may depress the trading price of our common stock, which could, among other things, allow a potential acquirer of the Company to purchase a significant amount of our common stock at low prices. Additionally, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Class action securities litigation, if instituted against us, could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

Future issuances of our securities could dilute current stockholders’ ownership.

A number of shares of our common stock are subject to stock options, stock appreciation rights and warrants. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. We cannot predict the effect, if any, that future sales of debt, our common stock, other equity securities or securities convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock or notes. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options, stock appreciation rights or the conversion of any convertible securities outstanding now or in the future), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we lease approximately 65,000 square feet of office and 12,000 square feet of demonstration and assembly space. This space is leased under an agreement through 2018.

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

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the NASDAQ Global Market under the symbol “STXS” since August 12, 2004. The following table sets forth the high and low sales prices of our common stock for the periods indicated and reported by NASDAQ.

	High	Low
Year Ended December 31, 2008
First Quarter	$12.57	$3.37
Second Quarter	8.01	4.58
Third Quarter	7.99	4.63
Fourth Quarter	6.64	2.25

Year Ended December 31, 2007
First Quarter	$12.76	$9.49
Second Quarter	13.55	9.95
Third Quarter	15.77	11.99
Fourth Quarter	16.88	11.90

As of February 28, 2009, there were approximately 257 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

STOCK PRICE PERFORMANCE GRAPH

The following graph shows the total stockholder return from August 11, 2004, the date of Stereotaxis’ initial public offering, through December 31, 2008 for a $100 investment in Stereotaxis, Inc., the NASDAQ Composite (U.S.) Index and the NASDAQ Medical Device Index. All values assume reinvestment of the full amount of all dividends although dividends have never been declared on Stereotaxis’ common stock. The stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data:
Revenue	$40,365,173	$39,298,809	$27,191,706	$15,026,390	$18,816,860
Cost of revenue	14,177,790	15,346,220	12,892,749	7,720,706	10,672,262

Gross margin	26,187,383	23,952,589	14,298,957	7,305,684	8,144,598

Operating costs and expenses:
Research and development	17,422,828	25,471,809	21,794,177	17,829,282	17,215,414
Sales and marketing	28,660,663	29,021,117	22,533,882	16,106,621	11,447,857
General and administrative	21,121,164	18,701,726	16,642,359	14,449,326	6,900,016
Royalty settlement	—	—	—	2,923,111	—

Total operating expenses	67,204,655	73,194,652	60,970,418	51,308,340	35,563,287

Operating loss	(41,017,272)	(49,242,063)	(46,671,461)	(44,002,656)	(27,418,689)
Interest and other income (expense), net	(2,868,702)	1,120,549	951,691	444,821	161,220

Net loss	$(43,885,974)	$(48,121,514)	$(45,719,770)	$(43,557,835)	$(27,257,469)

Basic and diluted net loss per common share (1)	$(1.20)	$(1.34)	$(1.39)	$(1.60)	$(2.38)

Shares used in computing basic and diluted net loss per common share	36,585,086	35,793,973	32,979,403	27,301,822	11,470,310

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,355,657	$23,656,378	$36,983,781	$10,735,587	$45,648,834
Working capital	23,331,906	21,925,716	40,383,798	15,896,719	50,404,840
Total assets	59,440,365	60,475,794	69,290,660	36,658,189	71,044,697
Long-term debt, less current maturities	25,271,547	6,000,000	305,556	1,972,222	1,000,000
Accumulated deficit	(295,958,327)	(252,072,353)	(203,950,839)	(158,231,069)	(114,673,234)
Total stockholders’ equity	4,770,681	24,194,407	44,788,992	18,125,842	58,394,468

(1)	The one-for-3.6 reverse stock split effective as of July 2004 has been reflected in the calculation of the basic and diluted net loss per share for all periods presented above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to the Niobe system and its components, Stereotaxis also has developed the Odyssey Total Information Solution, which consolidates the multiple sources of diagnostic and imaging information found in the interventional lab into a large-screen user interface with single mouse control, which can be connected via a private network line to other interventional labs or to a remote clinical call center. The system also features a remote viewing and recording capability, called Odyssey Cinema, that simultaneously captures procedure data from multiple sources. The tool includes an archiving capability that will allow clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey network providing physicians with a tool for clinical collaboration, remote consultation and training. The Odyssey Total Information Solution may be acquired in conjunction with a Niobe system or on a stand-alone basis for installation in interventional labs and other locations where clinicians often desire the benefits of Odyssey’s consolidated large screen single mouse control, and potential real-time access to networked call center support that we believe can improve clinical workflows and related efficiencies.

From its inception in 1990, the Company’s initial focus was on the development of neurosurgical applications for our technology, including delivery of devices to specific sites within the brain. During that time, we primarily devoted our resources to developing prototypes and performing research and development activities in this area. Following receipt of FDA approval to begin human clinical trials in the field of brain biopsies, we successfully completed our initial human clinical procedures in this area in late 1998. Over the next two years, we shifted our primary focus to developing applications for our technology to treat cardiovascular diseases because of the significantly larger market opportunities for these applications. During 2003, following receipt of marketing clearance from the FDA for our current system, we emerged from the development stage and began to generate revenue from the placement of investigational systems and the commercial launch of our cardiology system in the U.S. and Europe.

In August 2004, we completed an initial public offering in which we issued and sold 5,962,352 shares of our common stock, including the overallotment, at $8.00 per share, raising approximately $41.4 million in net proceeds. In February 2006, we completed an underwritten take-down of our common stock from our shelf registration in which we issued and sold 5,500,000 shares of our common stock at $12.00 per share including the underwriters’ overallotment option, raising approximately $61.7 million in net proceeds. In March 2007, we completed an offering of 1,919,000 shares of our common stock at $10.50 per share, receiving approximately $20.1 million in net proceeds.

In December 2008 we completed two concurrent registered direct offerings of our common stock. In one of the offerings, affiliates of two members of our board of directors purchased a total of 2,024,260 shares of our common stock at $4.94 per share including warrants to purchase 4,859,504 shares of our common stock at $4.64 per share exercisable through June 2014. In the other offering, we sold 2,389,877 shares of our common stock at $4.18 per share including warrants to purchase an additional 1,792,408 shares of our common stock at $5.11 per share exercisable through June 2014 and warrants to purchase an additional 2,148,739 shares of our common stock at $4.65 per share with an expiration date in June 2009. In addition, in the second offering, we issued warrants to purchase up to 682,824 shares of our common stock which are exerciseable under certain defined conditions at an exercise price of $0.001 per share through May 2009. The investors in this transaction became entitled to exercise and did exercise, warrants to purchase 341,412 shares of common stock in March 2009. In conjunction with these transactions, we received approximately $18.8 million in net proceeds after deducting offering expenses.

We generate revenue from both the initial capital sales of the Niobe and Odyssey systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company on the sale by Biosense Webster of co-partnered catheters. We market our products to a broad base of hospitals in the United States and internationally as detailed in Note 16 to the financial statements. Due to an increase in our installed base and to the introduction and regulatory approval of a broader range of catheters and guidewires for use with the Niobe system, recurring revenue has increased from 17% of total revenues in 2006 to 23% in 2007 and 30% in 2008. We expect recurring revenue to become a larger percentage of total revenue in the future.

Since our inception, we have generated significant losses. As of December 31, 2008, we had incurred cumulative net losses of approximately $296 million. We expect to incur additional losses into 2009 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund our sales and marketing initiatives. Our goal is to achieve break-even in our quarterly operating earnings at a quarterly revenue level of less than $24 million.

We have alliances with each of Siemens AG Medical Solutions, Philips Medical Systems and Biosense Webster, Inc., through which we integrate our Niobe system with market leading digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices, in order to continue to develop new solutions in the interventional lab. Each of these alliances provides for coordination of our sales and marketing activities with those of our partners. In addition, Siemens is our product distributor in certain countries and has agreed to provide worldwide service for our integrated systems.

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

Revenue Recognition

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin (SAB) 104 Revenue Recognition and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognize revenue for each separate element as the criteria are met. Under EITF 00-21, we are required to continually evaluate whether we have separate units of accounting for deliverables within certain contractual arrangements we have made with customers, specifically as it relates to the sale and installation of our Magnetic Navigation System. Prior to the quarter ended June 30, 2007, we had met the first criterion for separation of multiple elements under EITF 00-21, which was that the Niobe system has stand-alone value but had not yet accumulated sufficient evidence to support the determination of fair value on the undelivered installation element. By the second quarter of 2007, we had accumulated sufficient experience to conclude that installation had been and could be performed by several independent vendors such that fair value could be determined. As such, we determined in the second quarter of 2007 that installation met the criteria under SAB 104 and EITF Issue No. 00-21 for recognition as a separate element or unit of accounting and began to recognize revenue on the delivery and installation of the Niobe system as two separate elements. As of December 31, 2008, revenue is recognized on the sale of the Odyssey system upon completion of installation.

Under our revenue recognition policy, revenue for Niobe system sales is recognized for the portion of sales price due upon delivery, provided that delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The greater of the fair market value or the amount of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We may deliver systems to a non- hospital site at the customer’s request. We evaluate whether delivery has occurred considering the guidance under SAB 104 with respect to “bill and hold”. Revenue is recognized for Odyssey systems upon completion of installation. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus affect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

Stock-based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option and stock appreciation rights grants made to employees, directors and consultants at the fair value of the option granted, from grants of restricted shares to employees and from share purchases by employees under our employee stock purchase plan. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares, all of which were granted after we became a public company, was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which generally vest over one to two years. Stock compensation expense for performance-based restricted shares is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to option grants to non-employees is periodically remeasured through the vesting date. Compensation expense is recognized only for those options expected to vest, net of estimated forfeitures. Estimates of the expected life of options has been based on the average of the vesting and expiration periods, the simplified method under SFAS 123(R). Estimates of volatility and forfeiture rates utilized in calculating stock based compensation have been prepared based on historical data and future expectations and actual experience to date has been consistent with these estimates.

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

Results of Operations

Comparison of the Years ended December 31, 2008 and 2007

Revenue. Revenue increased to $40.4 million for the year ended December 31, 2008 from $39.3 million for the year ended December 31, 2007, an increase of approximately 3%. Revenue from sales of systems decreased to $28.4 million for the year ended December 31, 2008 from $30.1 million for the year ended December 31, 2007, a decrease of approximately 6%. The number of units recognized to revenue decreased from 27 Niobe systems during the 2007 reporting period to 25 Niobe systems and 14 Odyssey systems during the 2008 reporting period. The Niobe units recognized in the 2007 period carried a somewhat higher average selling price, also contributing to the year over year decrease in systems revenue. Revenue from sales of disposable interventional devices, service and accessories increased to $12.0 million for the year ended December 31, 2008 from $9.2 million for the year ended December 31, 2007, an increase of approximately 31%. This increase was attributable to the increased base of installed systems.

Cost of Revenue. Cost of revenue decreased to $14.2 million for the year ended December 31, 2008 from $15.3 million for the year ended December 31, 2007, a decrease of approximately 8%. Cost of revenue for systems sold increased to $12.0 million for the year ended December 31, 2008 from $11.0 million for the year ended December 31, 2007, an increase of approximately 9% primarily due to the costs associated with the 14 Odyssey systems recognized in 2008 as well as increased installation costs incurred in 2008 compared to 2007. Cost of revenue for disposable interventional devices, service and accessories decreased to $2.2 million for the year ended December 31, 2008 from $2.5 million for the year ended December 31, 2007 a decrease of approximately 13%. This decrease was due principally to a reduction in labor costs allocated to service revenues. As a percentage of our revenue, total cost of revenue was approximately 35% in the year ended December 31, 2008 compared to 39% for the year ended December 31, 2007. The adjustment to the carrying value of the Niobe system in the year ended December 31, 2007 was 5% of total revenue.

Research and Development Expense. Research and development expense decreased to $17.4 million for the year ended December 31, 2008 from $25.5 million for the year ended December 31, 2007, a decrease of approximately 32%. The decrease was due principally to a decrease in development costs related to new product introductions.

Sales and Marketing Expense. Sales and marketing expense remained almost unchanged at $28.7 million for the year ended December 31, 2008 compared to $29.0 million for the year ended December 31, 2007. Decreases in selected marketing activities and non-cash compensation were offset by increased compensation and related expenses associated with expanded sales operations.

General and Administrative Expense. General and administrative expense increased to $21.1 million for the year ended December 31, 2008 from $18.7 million for the year ended December 31, 2007, an increase of approximately 13%. The increase relates to certain one time expenses incurred in 2008, including expenses associated with the retirement of our CEO of $1.7 million which includes non-cash charges of approximately $850,000 related to certain equity modifications, regulatory activity to further the Company’s product registration in Japan, an impairment charge of $0.5 million for a long-term investment and a recorded foreign exchange loss during the 2008 reporting period compared with a foreign exchange gain during the 2007 reporting period.

Interest Income. Interest income decreased approximately 87% to $0.2 million for the year ended December 31, 2008 from $1.5 million for the year ended December 31, 2007. Interest income decreased due principally to lower average invested balances during 2008.

Interest Expense. Interest expense increased to $3.1 million for the year ended December 31, 2008 from $0.4 million for the year ended December 31, 2007. Interest expense increased primarily due to the amortization of warrants issued during 2008 related to the line of credit received from affiliates of certain members of our board of directors and higher average outstanding balances due to our bank loan balances during the 2008 reporting period as well as the amounts received or deferred in connection with the July 2008 Biosense Webster agreement executed.

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

Research and Development Expense. Research and development expense increased to $25.5 million for the year ended December 31, 2007 from $21.8 million for the year ended December 31, 2006, an increase of approximately 17%. The increase was related to continued catheter development, the Odyssey development and other projects.

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

Interest Expense. Interest expense decreased approximately 70% to $0.4 million for the year ended December 31, 2007 from $1.2 million for the year ended December 31, 2006. Interest expense decreased primarily due to the amortization of commitment fees related to the line of credit received from affiliates of certain members of our board of directors impacting the 2006 year.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2008, 2007 and 2006 to reflect these uncertainties. As of December 31, 2008, we had federal net operating loss carryforwards of approximately $267 million of which approximately $4.8 million will expire between 2009 and 2012 and approximately $262 million will expire between 2012 and 2028. As of December 31, 2008, we had state net operating loss carryforwards of approximately $5.2 million which will expire at various dates between 2009 and 2028 if not utilized. We may not be able to utilize certain of these loss carryforwards prior to their expiration.

Liquidity and Capital Resources

In February 2006, we completed an underwritten take-down of our common stock from our shelf registration in which we issued and sold 5,500,000 shares of our common stock, including overallotment, at $12.00 per share, receiving approximately $61.7 million in net proceeds.

In August 2006, we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock and warrants. In March 2007 we sold approximately 1.9 million shares under this shelf registration in a registered direct offering, raising approximately $20.1 million. We used the remaining available amount under this shelf registration in the two registered direct offerings completed in December 2008, as described below.

In February 2008 we entered into a Loan and Warrant Purchase Agreement with current stockholders who are affiliates of two members of our board of directors, providing for a $20 million commitment of funds to be provided either as direct loans to us or as a guarantee of amounts borrowed by us under our working capital facility with our primary lending bank. In connection with this transaction, in March 2008 we amended our loan agreement with our primary lender to increase availability under the working capital line to $30 million subject to qualifying receivable and inventory balance limitations, including up to $10 million to be secured by guarantees from such stockholders, and to extend the maturity of the line to March 31, 2009. Under the revised facility we are required to maintain a minimum “tangible net worth” as defined in the agreement. As of December 31, 2008, we are in compliance with all of the requirements of the loan agreement. The above agreement was amended in March 2009 to extend the line of credit through March 2010. In recognition of the $20 million in equity raised in December 2008, we reduced the total availability under the revised line to a total of $25 million, including $10 million available under the guarantee of the stockholders described above.

In November 2008, the stockholders described above committed to extend their February 2008 agreement to loan us an aggregate of $20 million on an unsecured basis. As amended, the commitment will expire on the earlier of March 31, 2010 or the date we receive at least $20 million of third party, non-bank financing. This facility may also be used by us to guarantee the loan commitments of our primary bank lender, through the same extended term. In February 2009 we issued the stockholders warrants to purchase an aggregate of 1,582,280 shares of common stock at an exercise price of $3.16 per share in exchange for the extension of the commitment.

In December 2008, we completed a registered direct offering in which the above mentioned stockholders participated. In connection with and conditioned upon the closing of the registered direct offerings, we agreed that the loan obligations of such stockholders would decrease from an aggregate of $20 million to $10 million.

In July 2008, we amended our existing agreements with Biosense Webster, Inc. Pursuant to the amendment, Biosense Webster agreed to advance us $10.0 million against royalty amounts that were owed at the time to us from Biosense Webster the amendment was executed or would be owed in the future. We also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by us to Biosense Webster would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date, as defined in the amendment, but in no event later than December 31, 2011. We have the right to prepay any amounts due pursuant to the amendment at any time without penalty. As of December 31, 2008, approximately $17.6 million had been advanced by Biosense Webster to us pursuant to the amendment. As of December 31, 2008, $2.6 million of royalty amounts earned had been used to reduce the advances and the remaining approximately $14.9 million of amounts owed to Biosense Webster has been classified as long term debt on our balance sheet. Commencing on May 15, 2010 we are required to make quarterly payments to Biosense Webster equal to the difference between certain aggregate royalty payments recouped by Biosense Webster from us in such quarter and $1 million, until the earlier of (1) the date all funds owed by us to Biosense Webster pursuant to the amendment are fully repaid or (2) the Final Payment Date. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster from time to time by deductions from royalty amounts otherwise payable to the Company.

In December, 2008, we completed a registered direct offering in which we issued and sold 2,389,877 units (the “Units”) at the negotiated price of $4.18 per Unit, with each Unit consisting of (i) one share of the Company’s common stock, (ii) one warrant to purchase 0.75 shares of common stock at an exercise price of $5.11 per share (the “Series A Warrant”), for an aggregate of up to 1,792,408 shares of common stock, (iii) one six-month warrant to purchase 0.90 shares of common stock at an exercise price of $4.65 per share (the “Series B Warrant”), for an aggregate of up to 2,148,739 shares of common stock, and (iv) two warrants to purchase 0.286 shares of common stock at an exercise price of $0.001 per share (the “Series C and D Warrants”), for an aggregate of up to 682,824 shares of common stock. Exercise of the Series C and Series D warrants are conditioned upon certain events and the exercise price of the Series A warrants are subject to adjustment, all as further described in Note 11 to the Financial Statements. The investors in this transaction became entitled to exercise and did exercise, warrants to purchase 341,412 shares of common stock in March 2009. In addition, concurrently with the offering discussed above, we completed a registered direct offering with affiliates of two of our directors in which we issued and sold 2,024,260 shares of common stock and warrants to purchase up to 4,859,504 shares of common stock to certain existing stockholders, for a purchase price of $4.94 per unit. The warrants are exercisable at $4.64 per share, are exercisable on or after the date immediately following the six month anniversary of their issuance and have a five year term from that initial exercisability date. In conjunction with the two offerings, we received proceeds of approximately $18.8 million net of offering expenses.

In March 2009, we entered into an agreement with our primary lending bank to amend the revolving line of credit to provide for $25 million in total capacity, including $10 million to be supported by guarantees from stockholders who are affiliates of two members of our board of directors. The revolving line expires on March 31, 2010, contains tangible net worth measurements and provides for availability based outstanding accounts receivable balances and inventory, subject to certain limitations.

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents, as well as short-term investments. In addition to our cash and cash equivalent balances, we maintained $6.6 million of investments in commercial paper and auction rate securities at December 31, 2007. We had no short term investments at December 31, 2008.

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Cash Flow used in operating activities	$(28,655)	$(35,713)	$(38,983)
Cash Flow provided by (used in) investing activities	4,986	10,596	(16,394)
Cash Flow provided by financing activities	37,002	26,929	66,988

Net cash used in operating activities. We used approximately $28.7 million, $35.7 million and $39.0 million of cash in operating activities during the years ended December 31, 2008, 2007 and 2006, respectively, primarily as a result of operating losses during these periods. Cash generated from operating assets and liabilities increased to $6.2 million during the year ended December 31, 2008 from $3.3 million generated during the year ended December 31, 2007 primarily as a result of a decrease in accounts receivable and inventory.

Net cash provided by (used in) investing activities. We generated approximately $5.0 million of cash from investing activities during the year ended December 31, 2008 compared to $10.6 million provided by investing activities during the year ended December 31, 2007 and $16.4 million used during the year ended December 31, 2006. The cash generated from 2008 and 2007 investing activities was substantially from the sale of investments. The cash used for 2006 investing activities was principally for the purchase of investments. We used $1.7 million during the year ended December 31, 2008 for the purchase of property and equipment compared to $4.7 million and $2.3 million respectively in 2007 and 2006.

Net cash provided by financing activities. We realized approximately $37.0 million from financing activities during the year ended December 31, 2008 principally from the borrowings under our line of credit and our agreement with Biosense as described above. In addition, we realized approximately $19.7 million in net proceeds from the sale of our common stock during the year ended December 31, 2008. We realized approximately $26.9 million from financing activities during the year ended December 31, 2007 principally from the sale of our common stock in which we realized approximately $20.1 million in net proceeds and from a $5.0 million borrowing under our line of credit. We realized approximately $67.0 million from financing activities during the year ended December 31, 2006 principally from the sale of our common stock in which we realized approximately $61.7 million in net proceeds.

At December 31, 2008, we had working capital of approximately $23.3 million, compared to $21.9 million at December 31, 2007.

As of December 31, 2008, we had outstanding balances under various equipment loan agreements, consisting of an aggregate of approximately $1.0 million. As of December 31, 2008, we had $13.2 million outstanding under the revolving line of credit and had an unused line of approximately $16.8 million with current borrowing capacity of $16.2 million, including amounts already drawn. As such, we had the ability to borrow an additional $3.0 million under the revolving line of credit at December 31, 2008. As of December 31, 2008, we are in compliance with all covenants of the bank loan agreement.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as in effect at December 31, 2008 and as modified in March 2009, we are required to maintain various levels of “tangible net worth” as defined in the loan agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the lender. As of December 31, 2008 and as of the amendment date we were in compliance with all covenants of this agreement.

We expect to have negative cash flow from operations into 2009. Throughout 2009, we expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our research and development expenditures will decrease in 2009 and our selling, general and administrative expenses will continue to increase in order to support our product commercialization efforts. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

While we believe our existing cash, cash equivalents and borrowing facilities will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, we cannot assure that we will not require additional financing before that time. We also cannot assure that such additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Contractual Obligations

The following table summarizes all significant contractual payment obligations by payment due date:

	Payments by Period
Contractual Obligations	Under 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	Total
	(In thousands)
Long-term debt (1)	$3,901	$25,272	$—	$—	$29,173
Operating leases	1,665	3,121	3,048	9,189	17,023
Capital leases	10	15	3	—	28

Total	$5,576	$28,408	$3,051	$9,189	$46,224

(1)	We have not included interest payable on our term notes or our revolving credit agreement in these amounts because the interest on these obligations is calculated at a variable rate.

Commercial Commitments

We have entered into a letter of credit to support certain commitments in the amount of approximately $0.1 million which expires in December 2009.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of December 31, 2008 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the year ended December 31, 2008, sales denominated in foreign currencies were approximately 15% of total revenue. For the year ended December 31, 2008, our revenue would have decreased by approximately $0.6 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the year ended December 31, 2008, expenses denominated in foreign currencies were approximately 12% of our total expenses. For the year ended December 31, 2008, our operating expenses would have decreased by approximately $0.8 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2008 would not have materially affected the carrying amounts of those net assets.

Interest Rate Risk

We have exposure to interest rate risk related to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing the risk of loss. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term debt instruments. We invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments generally have maturities of two years or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of December 31, 2008, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. However, because our outstanding debt is subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in no increase in the interest we paid as of December 31, 2008.

Inflation Risk

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stereotaxis, Inc.

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereotaxis, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stereotaxis, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 12, 2009

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$30,355,657	$17,022,200
Short-term investments	—	6,634,178
Accounts receivable, net of allowance of $328,307 and $189,040 in 2008 and 2007, respectively	9,739,008	13,757,270
Current portion of long-term receivables	197,351	136,430
Inventories	8,086,956	9,964,460
Prepaid expenses and other current assets	2,966,510	3,421,202

Total current assets	51,345,482	50,935,740
Property and equipment, net	6,420,600	7,011,763
Intangible assets, net	1,277,778	1,411,111
Long-term receivables	298,123	272,859
Other assets	98,382	344,321
Long-term investments	—	500,000

Total assets	$59,440,365	$60,475,794

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$3,901,491	$972,222
Accounts payable	4,561,928	7,349,426
Accrued liabilities	9,873,818	11,913,418
Deferred contract revenue	9,676,339	8,774,958

Total current liabilities	28,013,576	29,010,024
Long-term debt, less current maturities	25,271,547	6,000,000
Long-term deferred contract revenue	1,225,656	942,573
Other liabilities	158,905	328,790
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2008 and 2007, none outstanding at 2008 and 2007	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2008 and 2007, 42,049,792 and 37,132,529 shares issued at 2008 and 2007, respectively	42,050	37,133
Additional paid in capital	300,892,957	276,433,662
Treasury stock, 40,151 shares at 2008 and 2007	(205,999)	(205,999)
Accumulated deficit	(295,958,327)	(252,072,353)
Accumulated other comprehensive income	—	1,964

Total stockholders’ equity	4,770,681	24,194,407

Total liabilities and stockholders’ equity	$59,440,365	$60,475,794

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
Revenue:
Systems	$28,375,880	$30,118,627	$22,656,092
Disposables, service and accessories	11,989,293	9,180,182	4,535,614

Total revenue	40,365,173	39,298,809	27,191,706
Cost of revenue
Systems	12,008,090	10,978,108	10,448,772
Disposables, service and accessories	2,169,700	2,497,459	2,443,977
Inventory impairment	—	1,870,653	—

Total Cost of revenue	14,177,790	15,346,220	12,892,749
Gross margin	26,187,383	23,952,589	14,298,957
Operating expenses:
Research and development	17,422,828	25,471,809	21,794,177
Sales and marketing	28,660,663	29,021,117	22,533,882
General and administrative	21,121,164	18,701,726	16,642,359

Total operating expenses	67,204,655	73,194,652	60,970,418

Operating loss	(41,017,272)	(49,242,063)	(46,671,461)
Interest income	194,870	1,471,503	2,126,987
Interest expense	(3,063,572)	(350,954)	(1,175,296)

Net loss	$(43,885,974)	$(48,121,514)	$(45,719,770)

Net loss per common share:
Basic and diluted	$(1.20)	$(1.34)	$(1.39)

Weighted average shares used in computing net loss per common share:
Basic and diluted	36,585,086	35,793,973	32,979,403

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Deferred Compensation	Treasury Stock	Notes Receivable from Sale of Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2005	27,873,111	$27,873	$179,286,575	$(2,569,760)	$(162,546)	$(180,619)	$(158,231,069)	$(44,612)	$18,125,842
Adoption of SFAS 123(R)			(2,569,760)	2,569,760					—
Issuance common stock	5,500,000	5,500	61,746,903						61,752,403
Amortization of stock-based compensation			4,301,807						4,301,807
Payments of notes receivable from sale of stock						134,700			134,700
Interests receivable from the sale of stock						45,919			45,919
Issuance of stock under stock purchase plan	74,917	75	574,507						574,582
Purchase of treasury stock, at cost					(43,453)				(43,453)
Exercise of stock warrants	638,472	638	4,264,909						4,265,547
Exercise of stock options and stock appreciation rights	325,893	326	1,304,320						1,304,646
Grant of restricted shares, net of forfeitures	343,004	343	(343)						—
Components of comprehensive income (loss):
Net Loss							(45,719,770)		(45,719,770)
Unrealized gain on short term investments								46,769	46,769

Comprehensive Loss									(45,673,001)

Balance at December 31, 2006	34,755,397	$34,755	$248,908,918	$—	$(205,999)	$—	$(203,950,839)	$2,157	$44,788,992

Issuance common stock	1,919,000	1,919	20,105,317						20,107,236
Amortization of stock-based compensation			5,597,800						5,597,800
Issuance of stock under stock purchase plan	62,254	63	502,308						502,371
Exercise of stock warrants	93,050	93	373,381						373,474
Exercise of stock options and stock appreciation rights	210,745	211	946,030						946,241
Grant of restricted shares, net of forfeitures	92,083	92	(92)						—
Components of comprehensive loss:
Net Loss							(48,121,514)		(48,121,514)
Unrealized loss on short term investments								(193)	(193)

Comprehensive Loss									(48,121,707)

Balance at December 31, 2007	37,132,529	$37,133	$276,433,662	$—	$(205,999)	$—	$(252,072,353)	$1,964	$24,194,407

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY—(CONTINUED)

			Additional Paid-In Capital	Deferred Compensation	Treasury Stock	Notes Receivable from Sale of Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2007	37,132,529	$37,133	$276,433,662	$—	$(205,999)	$—	$(252,072,353)	$1,964	$24,194,407
Issuance of common stock and warrants	4,414,137	4,414	20,563,270						20,567,684
Amortization of stock-based compensation			2,994,202						2,994,202
Issuance of stock under stock purchase plan	85,525	86	574,954						575,040
Exercise of stock warrants	479	—	3,741						3,741
Exercise of stock options	48,193	48	323,497						323,545
Grant of restricted shares, net of forfeitures	368,929	369	(369)						—
Components of comprehensive loss
Net Loss							(43,885,974)		(43,885,974)
Unrealized loss on short term investments								(1,964)	(1,964)

Comprehensive Loss									(43,887,938)

Balance at December 31, 2008	42,049,792	$42,050	$300,892,957	$—	$(205,999)	$—	$(295,958,327)	$—	$4,770,681

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(43,885,974)	$(48,121,514)	$(45,719,770)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,252,384	1,752,471	1,214,280
Amortization (accretion)	115,231	(131,820)	387,480
Amortization of warrants	1,653,161	—	—
Share-based compensation	2,994,202	5,597,800	4,301,807
Interest receivable from sale of stock	—	—	48,992
Loss on asset disposal	2,387	9,797	29,658
Inventory impairment charge	—	1,870,653	—
Asset impairment	500,000	—	—
Non-cash expense net of non-cash royalty income	1,467,245	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,454,376	1,523,358	(9,383,556)
Interest receivable on investments	316	164,455	(74,708)
Other receivables	(86,185)	(245,927)	444,678
Inventories	1,877,504	(3,549,288)	1,118,967
Prepaid expenses and other current assets	532,575	(840,429)	1,873,767
Other assets	245,939	(522,769)	(193,797)
Accounts payable	(221,498)	1,794,305	688,965
Accrued liabilities	(570,745)	1,888,187	4,376,538
Deferred revenue	1,184,464	2,833,804	1,866,467
Other	(169,885)	263,423	37,351

Net cash used in operating activities	(28,654,503)	(35,713,494)	(38,982,881)

Cash flows from investing activities
Sale of equipment	2,200	100,640	10,072
Purchase of equipment	(1,665,808)	(4,744,376)	(2,305,992)
Proceeds from the maturity/sale of available-for-sale investments	6,650,000	29,050,000	18,604,217
Purchase of available-for-sale investments	—	(13,810,385)	(32,701,841)

Net cash provided by (used in) investing activities	4,986,392	10,595,879	(16,393,544)

Cash flows from financing activities
Proceeds from long-term debt	24,000,000	7,000,000	—
Payments under long-term debt	(6,737,398)	(2,000,000)	(1,000,000)
Proceeds from issuance of stock and warrants, net of issuance costs	19,738,966	21,929,322	67,897,178
Purchase of treasury stock	—	—	(43,453)
Payments received on notes receivable from sale of common stock	—	—	134,700

Net cash provided by financing activities	37,001,568	26,929,322	66,988,425

Net increase in cash and cash equivalents	13,333,457	1,811,707	11,612,000
Cash and cash equivalents at beginning of period	17,022,200	15,210,493	3,598,493

Cash and cash equivalents at end of period	$30,355,657	$17,022,200	$15,210,493

Supplemental disclosures of cash flow information:
Interest paid	$698,245	$166,868	$207,775

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. No cash was restricted at December 31, 2008.

Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company’s investment securities are classified as available-for-sale and are carried at market value, which approximates cost. Realized gains or losses, calculated based on the specific identification method, were not material for the years ended December 31, 2008 and 2007. Interest and dividends on securities classified as available-for-sale are included in interest income.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable primarily include amounts due from hospitals and distributors for acquisition of magnetic systems, associated disposable device sales and service contracts. Credit is granted on a limited basis, with balances due generally within 30 days of billing. The provision for bad debts is based upon management’s assessment of historical and expected net collections considering business and economic conditions and other collection indicators.

Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value.

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

Intangible Assets

Intangible assets consist of purchased technology arising out of collaboration with a strategic partner valued at the cost of acquisition on the acquisition date and amortized over its estimated useful life of 15 years. Accumulated amortization at December 31, 2008 and 2007 is $722,222 and $588,889, respectively. Amortization expense in 2008, 2007 and 2006 is $133,333 during each year, as determined under the straight-line method. The estimated future amortization of intangible assets is $133,333 annually through July 2018.

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

Revenue and Costs of Revenue

For arrangements with multiple deliverables, the Company allocates the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”), and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and recognizes revenue for each separate element as the criteria are met. In the second quarter of 2007, the Company determined that installation met the criteria under SAB 104 and EITF 00-21 for recognition as a separate element or unit of accounting. Revenue for Niobe system sales is recognized for the portion of sales price due upon delivery, provided that delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The greater of the fair market value or the amount of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, the Company recognizes revenue when those uncertainties are resolved. The Company may deliver systems to a non-hospital site at the customer’s request. The Company evaluates whether delivery has occurred considering the guidance under SAB 104 with respect to “bill and hold”. The Company generally recognizes revenue for Odyssey system sales upon completion of installation. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. The Company recognizes revenue from disposable device sales or accessories upon shipment and establishes an appropriate reserve for returns. The Company recognizes amounts earned on the shipment of product to customers as revenue and recognizes costs incurred on the shipment of product to customers as cost of revenue.

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

Share-Based Compensation

The Company utilizes the Black-Scholes valuation model to determine the fair value of share-based payments at the date of grant with the following inputs: 1) expected dividend rate of 0%; 2) expected volatility of 50-65% based on the Company’s historical volatility and a review of the volatilities of comparable companies; 3) risk-free interest rate based on the Treasury yield on the date of grant and; 4) expected term for grants made subsequent to the adoption of SFAS 123(R) determined in accordance with Staff Accounting Bulletin No. 107 generally using the simplified method which results in an expected term ranging from 3.75 to 5.5 years. The resulting compensation expense is recognized over the requisite service period, generally one to four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

Stock options or stock appreciation rights issued to certain non-employees are recorded at their fair value as determined in accordance with SFAS 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services, and recognized over the service period. Deferred compensation for options granted to non-employees is remeasured on a quarterly basis through the vesting or forfeiture date.

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

The Company has excluded all outstanding options, stock appreciation rights, warrants, shares subject to repurchase and unearned restricted shares from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. As of December 31, 2008, the Company had 4,480,683 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $7.52 per share and 10,413,071 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.69 per share.

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

Product Warranty Provisions

The Company’s standard policy is to warrant all systems against defects in material or workmanship for one year following installation. The Company’s estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. A regular review of warranty obligations is performed to determine the adequacy of the reserve and adjustments are made to the estimated warranty liability (included in other accrued liabilities) as appropriate.

The warranty activity for the year ended December 31, 2008 is as follows:

December 31, 2008
Warranty accrual at December 31, 2007	$234,949
Warranty expense incurred	532,769
Payments made	(233,596)

Warranty accrual at December 31, 2008	$534,122

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

One customer, Siemens AG, Medical Solutions and its affiliated entities, as our distributor, accounted for $5,611,496 and $5,941,884, or 14% and 22%, of total net revenue for the years ended December 31, 2007, and 2006, respectively. No single customer accounted for more than 10% of total revenue for the year ended December 31, 2008.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments by stockholders, and includes the Company’s unrealized income (loss) on marketable securities. Comprehensive loss for the year ended December 31, 2008 and 2007 was $(43,887,938) and $(48,121,707), respectively. Accumulated other comprehensive income (loss) at December 31, 2008 and 2007 was not material.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active. The adoption of FSP 157-3 during the year ending December 31, 2008 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

Pending Accounting Pronouncements

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock

(“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. While the Company is still evaluating the impact of this pronouncement, we estimate that if these warrants been valued as a liability under this pronouncement as of December 31, 2008, equity would have been reduced and liabilities would have been increased within a range of $2.8 – $4.2 million.

3. Investments

The following table summarizes available-for-sale securities included in short-term investments as of the respective dates:

	December 31, 2007
	Cost	Unrealized		Fair Value
		Gains	Losses
Short-term investments:
Commercial paper	$6,131,899	$1,964	—	$6,133,863
Auction rate securities	500,315	—	—	500,315

Total	$6,632,214	$1,964	$—	$6,634,178

The Company views its available-for-sale portfolio as available for use in its current operations. During 2008, the Company sold its outstanding auction rate security at par value. The Company had no investments as of December 31, 2008.

In accordance with SFAS 157, the Company’s financial assets (cash equivalents invested in money market accounts) in the amount of $26,426,748 were measured at fair value on a recurring basis as of December 31, 2008 and were classified as Level 1 securities.

4. Inventory

Inventory consists of the following:

	December 31,
	2008	2007
Raw materials	$1,551,794	$2,394,846
Work in process	480,400	214,996
Finished goods	6,638,040	7,949,723
Reserve for obsolescence	(583,278)	(595,105)

Total inventory	$8,086,956	$9,964,460

5. Prepaid Expenses and Other Current Assets

Prepaid and other current assets consists of the following:

	December 31,
	2008	2007
Prepaid expenses	$1,239,805	$1,519,211
Deferred cost of revenue	816,096	1,176,109
Other assets	910,609	725,882

Total prepaid expenses and other current assets	$2,966,510	$3,421,202

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

6. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2008	2007
Equipment	$10,504,504	$9,637,232
Equipment held for lease	547,416	303,412
Leasehold improvements	1,918,653	1,506,576

	12,970,573	11,447,220
Less: Accumulated depreciation	(6,549,973)	(4,435,457)

Net property and equipment	$6,420,600	$7,011,763

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007
Accrued salaries, bonus, and benefits	$5,215,219	$3,531,582
Accrued research and development	399,405	4,456,049
Accrued legal and other professional fees	622,862	824,448
Other	3,636,332	3,101,339

Total accrued liabilities	$9,873,818	$11,913,418

8. Related Party Transactions

In November 2005, the Company entered into a six-month commitment with stockholders who are affiliates of two members of our board of directors (“Lenders”) providing for the availability of $20 million in unsecured borrowings. The Lenders received five-year warrants to purchase shares of the Company’s common stock upon commitment of the funds. The Company recorded the fair value of $938,850 to paid in capital and has amortized the expense over the 6-month term of the commitment. During 2006, the Company expensed $674,312 related to these warrants. The facility expired in May 2006.

In February 2008, the Company received a $20 million commitment for unsecured borrowings from the Lenders. The Lenders received five-year warrants to purchase shares of the Company’s common stock upon commitment of the funds. The Company recorded the fair value of $1,731,044 to paid in capital and has amortized the expense over the one-year term of the commitment. During 2008, the Company expensed $1,636,193 related to these warrants.

In November 2008, the Lenders agreed to extend the February 2008 commitment for unsecured borrowings. In conjunction with this agreement, the Company agreed to provide the Lenders with five-year warrants to purchase shares of the Company’s common stock, the number of which was to be determined at a later date. In December 2008, the Lenders purchased $10 million of the Company’s common stock as further described in Note 11 and reduced the commitment for unsecured borrowings to $10 million. In February 2009, the Company exercised its option to extend the commitment through March 2010 and issued warrants to purchase 1,582,280 shares of common stock at a price of $3.16 per share as described in Note 18. The Company will amortize the related expense over the one-year term of the commitment.

9. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

	December 31,
	2008	2007
Revolving credit agreement, due March 2010	$13,234,824	$5,000,000
November 2005 term note, due November 2008	—	305,555
June 2007 term note, due June 2010	1,000,000	1,666,667
Biosense Webster Advance	14,938,214	—

Total debt	29,173,038	6,972,222
Less current maturities	(3,901,491)	(972,222)

Total long term debt	$25,271,547	$6,000,000

In February 2008, the Company entered into a Note and Warrant Purchase Agreement with stockholders who are affiliates of two members of its board of directors (“Lenders”), pursuant to which the Lenders agreed to loan the Company up to an aggregate of $20 million. The Company could draw down these funds at its election. These funds are unsecured and subordinated to any bank debt, and if drawn, are due at a maturity date in February 2009. The Lenders also agreed to guarantee advances made to the Company pursuant to the credit agreement with the Company’s primary lending bank. The financing commitment from the Lenders is subject to a 90 day extension, solely at the Company’s option, providing for an extended maturity date of May 2009. Warrants to purchase 572,246 shares of the Company’s common stock at an exercise price of $6.99 were issued to the stockholders in exchange for the financing commitment. The warrants were exercisable immediately upon grant and expire five years from the date of grant. If the Company were to extend the financing commitment period or the maturity date, it would be required to issue five-year warrants to purchase an additional 143,062 shares of common stock at the same exercise price. The Company did not exercise this option. See Note 11 describing the December 2008 equity funding transaction. The Company recorded the fair value of the warrants in the amount of $1.7 million to be amortized to interest expense over the one year commitment period through February 2009. The unamortized balance as of December 31, 2008 was approximately $0.1 million.

In November 2008, the Lenders committed to extend their February 2008 agreement to loan the Company an aggregate of $20 million on an unsecured basis. As amended, the commitment will expire on the earlier of March 31, 2010 or the date the Company receives at least $20 million of third party, non-bank financing. This facility may also be used by the Company to guarantee its loan commitments with the Company’s primary bank lender, through the same extended term. The Company has agreed that it will issue the Lenders warrants to purchase common stock in exchange for the extension of the commitment. In February 2009, the Company exercised its option to extend the term of this agreement through March 2010. In conjunction with this agreement, the Company issued warrants to purchase 1,582,280 shares at $3.16 per share. In December 2008, the Company completed a registered direct offering in which the Lenders participated. In connection with and conditioned upon the closing of the registered direct offerings, the Company agreed that the loan obligation would decrease from an aggregate of $20 million to $10 million. The Lenders would receive additional warrant coverage equal to 50% of the $10 million extension amount upon the Company’s exercise of the extension of the facility. Such warrants would have a term of five years from the date of issuance and would be issued at the time the Company exercises the extension, with an exercise price equal to the average of the five-day closing sale price ending on the date prior to the exercise of the extension and issuance of the warrants, provided that the exercise price will not be lower than the closing bid price immediately preceding the time the Company exercises the extension right.

In March 2008, the Company and its primary lending bank amended the revolving line of credit by increasing the line to $30 million subject to a borrowing base of qualifying accounts receivable and inventory, with up to $10 million available under the line supported by the guarantees described above. Under the revised facility the Company is required to maintain a minimum “tangible net worth” as defined in the agreement.

Interest on the facility accrues at the rate of prime plus 1% subject to a floor of 6% for the amount under guarantee and 7% for the remaining amounts. As of December 31, 2008, the Company had $13.2 million outstanding under the revolving line of credit and had an unused line of approximately $16.8 million with current borrowing capacity of $16.2 million, including amounts already drawn. As such, the Company had the ability to borrow an additional $3.0 million under the revolving line of credit at December 31, 2008. As of December 31, 2008, the Company was in compliance with all covenants of the bank loan agreement. As of December 31, 2008 the Company had no remaining availability on its Lender loan and guarantee. In March 2009, the Company and its primary lending bank entered into an agreement to amend the revolving line of credit to change the total availability under the line to $25 million, to extend the term of the agreement to March 31, 2010, to modify the tangible net worth requirements, and to provide for additional borrowing capacity as it relates to advances against accounts receivable from non-U.S. customers.

In June 2007, the Company entered into a term note due in June 2010 with its primary lender for $2,000,000. The Company is required to make equal payments of principal and interest, at prime plus 1%, through June 2010.

In November 2005, the Company entered into a term note due in November 2008 with its primary lender for $1,000,000. The note was fully paid in November 2008.

The Revolving Credit Agreement and the Company’s term notes (collectively, the “Credit Agreements”) are secured by substantially all of the Company’s assets. The Company is also required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

In July 2008, the Company and Biosense Webster, Inc. entered into an amendment to their existing agreements. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. As of December 31, 2008, approximately $17.6 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of December 31, 2008, $2.6 million of royalty payments owed by Biosense had been used to reduce the advances and the remaining approximately $14.9 million of amounts owed to Biosense Webster has been classified as long term debt in the accompanying balance sheet.

All funds owed by the Company to Biosense Webster must be repaid on the sooner of December 31, 2011 or the date of an Accelerating Recoupment Event as defined below (the “Final Payment Date”). Commencing on May 15, 2010 the Company is required to make quarterly payments (the “Supplemental Payments”) to Biosense Webster equal to the difference between the aggregate royalty payments recouped by Biosense Webster from the Company (other than royalty amounts attributable to Biosense Webster’s sales of irrigated catheters) in such quarter and $1 million, until the earlier of (1) the date all funds owed by the Company to Biosense Webster pursuant to the Amendment are fully repaid or (2) the Final Payment Date. An “Accelerating Recoupment Event” means any of the following: (i) the closing of any equity-based registered public financing transaction or in the event of convertible debt, the conversion of such debt into equity which raises at least $50 million for the

Company; (ii) the failure of the Company to make any Supplemental Payment; or (iii) a change of control of the Company (as defined in the amendment).

Contractual principal maturities of debt at December 31, 2008 are as follows:

2009	$3,901,491
2010	10,333,333
2011	14,938,214

$29,173,038

For financial reporting purposes, $3,234,824 of the 2010 maturity is classified as short-term debt under the provisions of FASB Statement No. 6, Classification of Short-Term Obligations Expected to Be Refinanced and EITF Consensus No. 95-22, Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

10. Lease Obligations

The Company leases its facilities under operating leases. For the years ended December 31, 2008, 2007, and 2006 rent expense was $1,559,584, $1,195,617, and $1,182,107 respectively.

In January 2006, the Company moved its primary operations into new facilities. The facility is subject to a lease which expires in 2018. Under the terms of the lease, the Company has options to renew for up to three additional years. The lease contains an escalating rent provision which the Company has straight-lined over the term of the lease.

The future minimum lease payments under noncancelable leases as of December 31, 2008 are as follows:

Year	Operating Lease
2009	$1,664,599
2010	1,605,231
2011	1,515,897
2012	1,524,133
2013	1,524,133
Beyond 2013	9,187,984

Total minimum lease payments	$17,021,977

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

In December 2008, the Company completed a registered direct offering in which it issued and sold 2,389,877 units (the “Units”) at the negotiated price of $4.18 per Unit, with each Unit consisting of (i) one share of the Company’s common stock (“Common Stock”), (ii) one warrant to purchase 0.75 shares of Common Stock at an exercise price of $5.11 per share (the “Series A Warrant”), (iii) one six-month warrant to purchase 0.90 shares of Common Stock at an exercise price of $4.65 per share (the “Series B Warrant”), for an aggregate of up to 2,148,739 shares of Common Stock, and (iv) two warrants to purchase 0.286 shares of Common Stock at an exercise price of $0.001 per share (the “Series C and D Warrants”), for an aggregate of up to 682,824 shares of Common Stock. The ability of the Investors to exercise the Series C and D Warrants is conditioned upon the trading price of Common Stock during certain periods prior to May 30, 2009, as described further below. The Series B, C and D Warrants all expire prior to June 30, 2009 and represent the right to acquire in the aggregate up to 2,831,563 shares of Common Stock. The Series A Warrants, which are exercisable on or after the date immediately following the six month anniversary of their issuance (the “Initial Exercisability Date”) and have a five year term from the Initial Exercisability Date, represent the right to acquire an aggregate of up to 1,792,408 shares of Common Stock. The Series A Warrants will have a provision for full ratchet adjustment of the exercise price for the first two years following the closing, and a provision for weighted average adjustment thereafter, provided that, in any event upon three successive quarters of positive free cash flow (defined as cash flow from operations less non-acquisition related capital expenditures), the full ratchet anti-dilution protection will no longer apply and weighted average anti-dilution will apply thereafter. The exercise price adjustment provisions included in the Series A Warrant will only reduce the exercise price, and will not result in any increase in the number of Series A Warrants or shares of Common Stock underlying the Series A Warrants. Under certain conditions, holders of Series C Warrants are entitled to purchase up to 341,412 shares of Common Stock until ten trading days after the two month anniversary of the issuance date of such warrants and holders of Series D Warrants are entitled to purchase up to 341,412 shares of Common Stock until ten trading days after the five month anniversary of the issuance date of such warrants. The ability of the holders to exercise the Series C Warrants is conditioned on the simple average of the daily volume weighted average price of the Common Stock for the 30 trading days prior to the two month anniversary of closing, and the ability of the holders to exercise the Series D Warrants is conditioned on the simple average of the daily volume weighted average price of the Company’s Common Stock for the 30 trading days prior to the five month anniversary of closing. If either such simple average is between $4.18 and $3.25, a portion of the Series C and D Warrants will be exercisable; if each such simple average is below $3.25, all of the Series C and D Warrants will be exercisable. The investors in this transaction became entitled to exercise and did exercise Warrants to purchase 341,412 shares of common stock in March 2009.

In addition, concurrently with the offering discussed above, the Company completed a second registered direct offering an aggregate of 2,024,260 shares of Common Stock and warrants to purchase up to 4,859,504 shares of Common Stock to certain stockholders of the Company affiliated with two members of our board of directors, for a purchase price of $4.94 per unit (representing the closing bid price of the Common Stock on the trading day preceding the execution of the agreement, plus an additional $0.125 per warrant share underlying the warrant). The warrants are exercisable at $4.64 per share, are exercisable on or after the date immediately following the six month anniversary of their issuance and have a five year term from that initial exercisability date.

In conjunction with the two offerings, the Company received approximately $18.8 million net of offering expenses.

Common Stock

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the our Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2008.

The Company has reserved shares of common stock for the exercise of warrants, the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31,
	2008	2007
Warrants	10,413,071	357,350
Stock award plans	5,411,026	4,326,412
Employee Stock Purchase Plan	25,540	111,065

	15,849,637	4,794,827

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In 2002, the Board of Directors adopted a stock incentive plan (the 2002 Stock Incentive Plan) and a non-employee directors’ stock plan (2002 Director Plan). In 1994, the Board of Directors adopted the 1994 Stock Option Plan. Each of these plans was subsequently approved by the Company’s stockholders. At December 31, 2008 and 2007, the Board of Directors has reserved a total of 5,411,026 and 4,326,412, shares respectively, of the Company’s common stock to provide for current and future grants under the 2002 Stock Incentive Plan and the 2002 Director Plan and for all current grants under the 1994 Stock Option Plan.

The 2002 Stock Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units to employees, directors, and consultants. Options granted under the 2002 Stock Incentive Plan expire no later than ten years from the date of grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary, but incentive stock options generally vest 25% on the first anniversary of each grant and 1/48 per month over the next three years. Stock appreciation rights are rights to acquire a calculated number of shares of the Company’s common stock upon exercise of the rights. The number of shares to be issued is calculated as the difference between the exercise price of the right and the aggregate market value of the underlying shares on the exercise date divided by the market value as of the exercise date. Stock appreciation rights granted under the 2002 Stock Incentive Plan generally vest 25% on the first anniversary of such grant and 1/48 per month over the next three years and expire no later than five years from the date of grant. The Company generally issues new shares upon the exercise of stock options and stock appreciation rights.

Restricted share grants under the 2002 Stock Incentive Plan are either time-based or performance-based. Time-based restricted shares generally vest 25% on each anniversary of such grant. Performance-based restricted shares vest upon the achievement of performance objectives which are determined by the Company’s Board of Directors.

The 2002 Director Plan allows for the grant of non-qualified stock options to the Company’s non-employee directors. Options granted under the 2002 Director Plan expire no later than ten years from the date of grant. The exercise price of options under the 2002 Director Plan shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. Initial grants of options to new directors generally vest over a two year period. Annual grants to directors generally vest upon the earlier of one year or the next stockholder meeting.

A summary of the options and stock appreciation rights activity for the year ended December 31, 2008 is as follows:

	Number of Options/SARS	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2007	3,324,509	$0.25-$14.84	$8.72
Granted	1,780,765	$4.00-$7.03	$5.84
Exercised	(46,457)	$0.78-$9.19	$6.96
Forfeited	(578,134)	$4.97-$14.84	$9.26

Outstanding, December 31, 2008	4,480,683	$0.25-$14.84	$7.52

As of December 31, 2008 the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 4.3 years. Of the 4,480,683 options and stock appreciation rights that were outstanding as of December 31, 2008, 2,602,097 were vested and exercisable with a weighted average exercise price of $7.90 per share and a weighted average remaining term of 3.4 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2008
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price Per Share
$0.25 - $5.94	1,614,718	5.1 years	$4.96	797,718	$4.96
$6.77 - $9.90	1,646,088	4.3 years	7.44	1,001,144	7.73
$10.06 - $14.84	1,219,877	3.3 years	11.04	803,235	11.03

	4,480,683	4.3 years	$7.53	2,602,097	$7.90

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 135,409 options and stock appreciation rights that were in-the-money at December 31, 2008. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2008 was approximately $0.4 million based on a closing share price of $4.40 on December 31, 2008. The intrinsic value of fully vested options and stock appreciation rights outstanding at December 31, 2008 was approximately $0.3 million based on a closing price of $4.40 on December 31, 2008. During the year ended December 31, 2008, the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was approximately $0.4 million. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2008 was $2.56 per share.

During the year ended December 31, 2008 and 2007, the Company realized approximately $0.3 and $1.0 million, respectively, from the exercise of stock options and stock appreciation rights.

A summary of the restricted share grant activity for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2007	721,415	$10.60
Granted	679,783	$4.76
Vested	(68,626)	$10.66
Forfeited	(310,854)	$10.17

Outstanding, December 31, 2008	1,021,718	$6.84

A summary of the restricted stock outstanding as of December 31, 2008 is as follows:

Number of Shares
Time based restricted shares	431,227
Performance based restricted shares	590,491

Outstanding, December 31, 2008	1,021,718

The intrinsic value of restricted shares outstanding at December 31, 2008 was approximately $4.5 million based on a closing share price of $4.40 as of December 31, 2008. During the year ended December 31, 2008, the aggregate intrinsic value of restricted shares vested was approximately $431,000 determined at the date of vesting.

During the year ended December 31, 2008, the Company determined that it was not probable that the performance conditions related to certain of its outstanding restricted share awards would be achieved and accordingly recorded approximately $(3.8) million as a cumulative catch-up adjustment resulting in a reduction of share based compensation. The Company also expensed approximately $1.1 million related to modifications of exercise provision of certain outstanding equity awards and to vesting and exercise provisions in conjunction with the retirement of its CEO.

At December 31, 2008, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $8.6 million, net of estimated forfeitures of approximately $1.1 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures.

2004 Employee Stock Purchase Plan

Upon the effectiveness of the initial public offering in August 2004, the Company adopted its 2004 Employee Stock Purchase Plan and reserved 277,777 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning January 1, 2005 with an initial purchase date of June 30, 2005. Eligible employees have the opportunity to participate in a new purchase period every 6 months. Under the terms of the plan, employees can purchase up to $12,500 of the Company’s common stock at 85% of the fair market value of the stock at the beginning or the end of the purchase period, subject to certain plan limitations. As of December 31, 2008, 2007, and 2006 252,237, 166,712, and 104,485 shares, respectively, had been purchased under this plan. As of December 31, 2008 there were 25,540 remaining shares available for issuance under the Employee Stock Purchase Plan.

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

During 2005, the Company issued warrants to purchase 306,418 shares of common stock at $6.53 in conjunction with a commitment for unsecured borrowing capacity from stockholders who are affiliated with two members of our board of directors. Such warrants are exercisable through November 2010. The fair value of the warrants was credited to additional paid-in capital and was recognized as commitment fees over the term of the agreement. In February 2008, the Company issued warrants to such stockholders to purchase 572,246 shares of common stock at $6.99 per share exercisable through February 2013 in conjunction with a $20 million loan commitment as described in Note 9. The fair value of the warrants was credited to additional paid-in capital and was recognized as commitment fees over the term of the agreement. In February 2009, the Company exercised its option to extend the terms of its guarantee with the same stockholders and issued warrants to such stockholders to purchase 1,582,280 shares of common stock at $3.16 per share exercisable through February 2014 as described in Note 18.

In December 2008, the Company issued warrants to purchase shares of the Company’s common stock in conjunction with two concurrent registered direct offerings. In the first offering, the Company issued warrants to stockholders who are affiliates of two members of its board of directors to purchase 4,859,504 shares of its common stock at $4.64 per share exercisable through June 2014. In the other offering, the Company issued warrants to purchase an 1,792,408 shares of our common stock at $5.11 per share exercisable through June 2014 and warrants to purchase an additional 2,148,739 shares of its common stock at $4.65 per share with an expiration date in June 2009. The Company also issued warrants to purchase up to 682,824 shares of its common stock which are exercisable under certain defined conditions at an exercise price of $0.001 per share through June 2009.

During 2008, 2007, and 2006, warrants for 479, 147,619 and 858,810 shares, respectively, were exercised. Certain of these shares were exercised under the cashless exercise provision of the warrant agreements for a net issuance of 479, 93,050, and 638,472 shares of common stock during 2008, 2007, and 2006, respectively.

12. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
Deferred:
Federal	$13,322,273	$11,396,216	$14,321,316
State and local	781,188	(2,378,549)	2,384,413

	14,103,461	9,017,667	16,705,729
Valuation allowance	(14,103,461)	(9,017,667)	(16,705,729)

	$—	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2008	2007	2006
U.S. statutory income tax rate	34.0%	34.0%	34.0%
State and local taxes, net of federal tax benefit	1.8%	(4.9)%	3.4%
Permanent differences between book and tax and other	(3.7)%	(10.4)%	(1.5%)
Research credits	0.0%	0.0%	0.6%
Valuation allowance	(32.1)%	(18.7)%	(36.5%)

Effective income tax rate	0.0%	0.0%	0.0%

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, and projections for future periods over which the deferred tax assets are deductible, the Company determined that a 100% valuation allowance of deferred tax assets was appropriate. Accordingly, a 100% valuation allowance has been established. The valuation allowance for deferred tax assets includes amounts for which subsequently recognized tax benefits will be applied directly to contributed capital.

The components of the deferred tax asset are as follows:

	December 31,
	2008	2007
Current accruals	$2,428,663	$2,028,654
Depreciation and amortization	2,099,867	1,672,233
Deferred compensation	2,021,670	2,677,348
Net operating loss carryovers	96,004,376	82,150,858

Deferred tax assets	102,554,576	88,529,093
Valuation allowance	(102,554,576)	(88,529,093)

Net deferred tax assets	$—	$—

As of December 31, 2008, the Company has federal net operating loss carryforwards of approximately $267 million. The net operating loss carryforwards will expire at various dates beginning in 2009, approximately

$4,795,000 will expire between 2009 and 2012 and approximately $262,316,000 will expire between 2012 and 2028, if not utilized. As of December 31, 2008, the Company has state net operating loss carryforwards of approximately $5,221,000 which will expire at various dates between 2009 and 2028, if not utilized.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As the Company has a federal Net Operating Loss carryforward from the year ended December 31, 1994 forward, all tax years from 1994 forward are subject to examination. As states have varying carryforward periods, and the Company has recently entered into additional states, the states are generally subject to examination for the previous 10 years or less.

The Company recognizes interest accrued, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2008, accrued interest and penalties were not material.

13. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2008	2007	2006
Basic and diluted:
Net loss	$(43,885,974)	$(48,121,514)	$(45,719,770)
Weighted average common shares outstanding	36,585,086	35,793,973	32,979,403

Net loss per share	$(1.20)	$(1.34)	$(1.39)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2008	2007	2006
Shares outstanding
Restricted shares	885,857	675,078	651,288
Shares issuable upon exercise of:
Options to purchase common stock	4,480,683	3,324,509	2,403,507
Warrants	10,413,071	357,350	510,626

	15,779,611	4,356,937	3,565,421

14. Employee Benefit Plan

Beginning in 2002, the Company offered employees the opportunity to participate in a 401(k) plan. The Company matches employee contributions dollar for dollar up to 3% of the employee’s salary during the employee’s period of participation. For the years ended December 31, 2008, 2007 and 2006, the Company expensed $621,389, $605,063 and $492,142, respectively, related to the plan.

15. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations, or liquidity of the Company.

The Company has entered into a letter of credit to support certain commitments in the amount of approximately $0.1 million.

16. Segment Information

The Company considers reporting segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment.

Geographic revenue is as follows:

	Year Ended December 31,
	2008	2007	2006
United States	$29,052,328	$25,930,305	$10,069,492
International	11,312,845	13,368,504	17,122,214

Total	$40,365,173	$39,298,809	$27,191,706

All of the Company’s long-lived assets are located in the United States.

17. Quarterly Data (Unaudited)

The following tabulations reflect the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007:

	Net Sales	Gross Profit	Net Loss	Basic and Diluted Loss Per Share
2008
First quarter	$7,028,451	$4,602,389	$(13,531,166)	$(0.37)
Second quarter	10,658,592	6,475,955	(12,789,661)	(0.35)
Third quarter	10,551,649	6,910,101	(10,073,125)	(0.28)
Fourth quarter	12,126,481	8,198,938	(7,492,022)	(0.20)

2007
First quarter	$9,160,955	$5,910,607	$(10,504,105)	$(0.31)
Second quarter (1)	7,835,239	3,491,908	(15,005,916)	(0.42)
Third quarter	12,047,754	8,014,171	(10,398,262)	(0.29)
Fourth quarter	10,254,861	6,535,903	(12,213,231)	(0.32)

(1)	Includes inventory impairment charge of $1,870,653

18. Subsequent Events

In February 2009, the Company exercised its option to extend the term of its guarantee from stockholders who are affiliated with two members of its board of directors as described in Note 9. In conjunction with this agreement, the Company issued warrants to purchase 1,582,280 shares at $3.16 per share.

In February 2009, as a result of the issuance of the warrants described above, the Company determined that the exercise price of the warrants to purchase 1,792,408 shares issued in the December 2008 equity financing would be adjusted from the original exercise price of $5.11 per share to $3.16 per share, as required by the terms of the December financing.

In March 2009, the Company and its primary lending bank entered into an agreement to amend the revolving line of credit to change the total availability under the line to $25 million, to extend the term of the agreement to March 31, 2010, to modify the tangible net worth requirements, and to provide for additional borrowing capacity as it relates to advances against accounts receivable from non-U.S. customers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2008, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal control over Financial Reporting: The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals in the United Sates of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2008.

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

Report of Independent Registered Public Accounting Firm.

The Board of Directors and Shareholders

Stereotaxis, Inc.

We have audited Stereotaxis, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stereotaxis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Stereotaxis Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stereotaxis, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Stereotaxis, Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 12, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2009, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

Stereotaxis, Inc.

Attention: James M. Stolze

4320 Forest Park Avenue, Suite 100

St. Louis, MO 63108

314-678-6100

To the extent required by law or the rules of the NASDAQ Global Market, any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website (www.stereotaxis.com) in accordance with SEC rules.

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

The following table summarizes certain information regarding our securities that may be issued pursuant to our equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,480,683	$7.52	1,047,258
Equity compensation plans not approved by security holders	—	—	—

Total	4,480,683		1,047,258

(1)

Includes 25,540 shares reserved for issuance under the 2004 Employee Stock Purchase Plan. Number of shares of common stock is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

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

See Exhibit Index appearing on page 87 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 13, 2009	By:	/s/ MICHAEL P. KAMINSKI
Michael P. Kaminski President & Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael P. Kaminski and James M. Stolze, and each of them, his true and lawful attorneys-in-fact and agents, with full Power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full Power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRED A. MIDDLETON Fred A. Middleton	Chairman of the Board of Directors	March 13, 2009

/s/ MICHAEL P. KAMINSKI Michael P. Kaminski	President & Chief Executive Officer, Director (principal executive officer)	March 13, 2009

/s/ JAMES M. STOLZE James M. Stolze	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 13, 2009

/s/ CHRISTOPHER ALAFI Christopher Alafi	Director	March 13, 2009

/s/ DAVID W. BENFER David W. Benfer	Director	March 13, 2009

/s/ RALPH G. DACEY, JR. Ralph G. Dacey, Jr.	Director	March 13, 2009

/s/ BEVIL J. HOGG Bevil J. Hogg	Director	March 13, 2009

/s/ WILLIAM M. KELLEY William M. Kelley	Director	March 13, 2009

Signature	Title	Date

/s/ ABHIJEET J. LELE Abhijeet J. Lele	Director	March 13, 2009

/s/ WILLIAM C. MILLS III William C. Mills III	Director	March 13, 2009

/s/ ROBERT J. MESSEY Robert J. Messey	Director	March 13, 2009

/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky	Director	March 13, 2009

    SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at the End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2008	$189,040	$207,798	$(68,531)	$328,307
Year ended December 31, 2007	90,716	280,648	(182,324)	189,040
Year ended December 31, 2006	29,576	248,280	(187,140)	90,716

Allowance for inventories valuation:
Year ended December 31, 2008	$595,105	$87,391	$(99,218)	$583,278
Year ended December 31, 2007	211,455	2,170,606	(1,786,956)	595,105
Year ended December 31, 2006	43,438	627,604	(459,587)	211,455

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

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

4.9	Form of Warrant issued pursuant to that certain Note and Warrant Purchase Agreement effective February 7, 2008 between the Registrant and certain investors named therein (included in Exhibit 10.31a).

4.10

Form of Series A Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

Number	Description
4.11

Form of Series B, C and D Warrants, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.12

Form of Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

10.1#

1994 Stock Option Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.1.

10.2a#

2002 Stock Incentive Plan, as amended and restated May 29, 2008, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.2b#

Form of Incentive Stock Option Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.2c#

Form of Non-Qualified Stock Option Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.2d#

Form of Restricted Stock Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.2e#

Form of Performance Share Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.2f#

Form of Stock Appreciation Right Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

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

10.4a#

2002 Non-Employee Directors’ Stock Plan, as amended and restated Mary 29, 2008, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.4b#

Form of Non-Qualified Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.5a#

Restated Employment Agreement dated February 22, 2006 between Bevil J. Hogg and the Registrant, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.5b#	Amended and Restated Employment Agreement dated November 25, 2008, between Bevil J. Hogg and the Registrant (filed herewith).

Number	Description
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

10.8a#

Employment Agreement dated April 17, 2002 between Michael P. Kaminski and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.8.

10.8b#

First Amendment to Employment Agreement dated as of May 29, 2008, by and between the Registrant and Michel P. Kaminski, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed June 3, 2008.

10.8c#	Second Amendment to Employment Agreement dated as of December 10, 2008 by and between the Registrant and Michael P. Kaminski (filed herewith).

10.9#

Letter Agreement and Employment Agreement dated May 26, 2004 between James M. Stolze and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.17.

10.10#

Employment Agreement, dated June 2, 2008, between the Registrant and Louis T. Ruggiero, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.11a#

Employment Agreement dated February 1, 2008 between Kevin Shifrin and Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the quarter ended March 31, 2008.

10.11b#	Severance Agreement and Release dated January 9, 2009 between the Kevin Shifrin and Registrant (filed herewith).

10.12#	Summary of annual cash compensation of executive officers (filed herewith).

10.13#	Summary of Non-Employee Directors’ Compensation, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.14

Collaboration Agreement dated June 8, 2001 between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.15†

Extended Collaboration Agreement dated May 27, 2003 between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.16

Amendment to Collaboration Agreement dated May 5, 2006 between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.17†

Development and Supply Agreement dated May 7, 2002 between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

Number	Description
10.18†

Amendment to Development and Supply Agreement dated November 3, 2003 between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.19†

Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.20†

Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.21

Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.22†

Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.23†

Japanese Market Development Agreement dated May 18, 2004 between the Registrant, Siemens Aktiengesellschaft and Siemens Asahi Medical Technologies Ltd., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.32.

10.24†

Office Lease dated November 15, 2004 between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.25

Amendment to Office Lease dated November 30, 2007 between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

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

10.29†

Fourth Loan Modification Agreement, dated December 26, 2007, between Silicon Valley Bank and the Registrant, incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.30†

Fifth Loan Modification Agreement, dated February 29, 2008 between Silicon Valley Bank and the Registrant, incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.31

Sixth Loan Modification Agreement, dated June 25, 2008, between Silicon Valley Bank and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

Number	Description
10.32a

Note and Warrant Purchase Agreement, effective February 7, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.32b	First Amendment to Note and Warrant Purchase Agreement, effective December 29, 2008, between the Registrant and the investors named therein (filed herewith).

21.1	List of Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

#	Indicates management contract or compensatory plan
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.