Form 10-Q
period 2009-03-31
Stereotaxis, Inc.
filed 2009-05-11
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on April 30, 2009 was 42,378,793.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31, 2009	December 31, 2008

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,799,762	$30,355,657
Accounts receivable, net of allowance of $436,957 and $328,307 in 2009 and 2008, respectively	12,569,981	9,739,008
Current portion of long-term receivables	190,968	197,351
Inventories	8,145,691	8,086,956
Prepaid expenses and other current assets	4,934,792	2,966,510

Total current assets	44,641,194	51,345,482
Property and equipment, net	6,955,458	6,420,600
Intangible assets, net	1,244,445	1,277,778
Long-term receivables	284,457	298,123
Other assets	98,863	98,382

Total assets	$53,224,417	$59,440,365

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$13,901,491	$3,901,491
Accounts payable	5,330,995	4,561,928
Accrued liabilities	8,709,512	9,873,818
Deferred contract revenue	8,418,545	9,676,339
Warrants	4,803,654	—

Total current liabilities	41,164,197	28,013,576

Long-term debt, less current maturities	15,294,783	25,271,547
Long-term deferred contract revenue	1,100,321	1,225,656
Other liabilities	146,465	158,905

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2009 and 2008, none outstanding at 2009 and 2008	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2009 and 2008, 42,384,136 and 42,049,792 shares issued at 2009 and 2008, respectively	42,384	42,050
Additional paid in capital	299,170,680	300,892,957
Treasury stock, 40,151 shares at 2009 and 2008	(205,999)	(205,999)
Accumulated deficit	(303,488,414)	(295,958,327)

Total stockholders’ equity (deficit)	(4,481,349)	4,770,681

Total liabilities and stockholders’ equity (deficit)	$53,224,417	$59,440,365

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Systems	$6,860,807	$4,377,398
Disposables, service and accessories	4,272,327	2,651,053

Total revenue	11,133,134	7,028,451

Cost of revenue:
Systems	2,563,483	1,856,102
Disposables, service and accessories	897,199	569,960

Total cost of revenue	3,460,682	2,426,062

Gross margin	7,672,452	4,602,389

Operating expenses:
Research and development	3,309,862	4,698,797
Sales and marketing	7,453,439	7,663,713
General and administrative	4,038,156	5,476,122

Total operating expenses	14,801,457	17,838,632

Operating loss	(7,129,005)	(13,236,243)

Other income	250,937	—
Interest income	26,972	107,728
Interest expense	(678,991)	(402,651)

Net loss	$(7,530,087)	$(13,531,166)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.37)

Weighted average shares used in computing net loss per common share:
Basic and diluted	41,281,130	36,493,662

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(7,530,087)	$(13,531,166)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	499,541	564,195
Amortization	33,333	15,231
Amortization of warrants	174,345	237,129
Share-based compensation	1,185,626	1,353,275
Loss on asset disposal	12,437	3,068
Impairment charge	—	31,598
Non-cash expense net of non-cash royalty income	(431,104)	—
Warrant adjustment	(250,937)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,830,973)	1,256,431
Other receivables	20,049	(288,736)
Inventories	(58,735)	(572,691)
Prepaid expenses and other current assets	(69,840)	(213,138)
Other assets	(481)	100,000
Accounts payable	769,067	(224,547)
Accrued liabilities	(543,300)	(2,868,493)
Deferred revenue	(1,383,129)	1,681,657
Other	(12,440)	15,404

Net cash used in operating activities	(10,416,628)	(12,440,783)

Cash flows from investing activities
Purchase of equipment	(1,046,836)	(163,090)
Proceeds from the maturity/sale of available-for-sale investments	—	6,150,000

Net cash provided by (used in) investing activities	(1,046,836)	5,986,910

Cash flows from financing activities
Payments under long-term debt	(166,666)	(250,000)
Proceeds from issuance of stock and warrants, net of issuance costs	74,235	654,781

Net cash provided by (used in) financing activities	(92,431)	404,781

Net decrease in cash and cash equivalents	(11,555,895)	(6,049,092)
Cash and cash equivalents at beginning of period	30,355,657	17,022,200

Cash and cash equivalents at end of period	$18,799,762	$10,973,108

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or for future operating periods. These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2009 for the year ended December 31, 2008.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009 the Company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing EPS under the “two-class method”. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company) with all prior period EPS data to be adjusted retrospectively. Because the Company’s restricted share awards do not contractually participate in its losses, the Company has not used the two-class method to calculate basic and diluted EPS.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. In conjunction with its December 2008 registered direct offering, the Company issued warrants to purchase shares of the Company’s common stock. One of the warrant series was determined to be a derivative instrument based on the clarification within EITF 07-05. As of January 1, 2009, the fair value of these warrants was reclassified from equity to a current liability. The fair value of the warrant will be periodically remeasured with any changes in value recognized in “Other income (expense)” in the financial statements. See Derivative Instruments below for the required disclosures related to derivative instruments.

Effective January 1, 2009, the Company adopted the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures and qualitative disclosures for derivative instruments. The required disclosures must address the following: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 does not change the accounting treatment for derivative instruments. Since SFAS 161 only required additional disclosure, the adoption did not impact the Company’s results of operations, financial condition or cash flows.

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

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The Company deducted unearned restricted shares and has excluded all outstanding options, stock appreciation rights and warrants from the calculation of basic loss per common share because all such securities are anti-dilutive for all periods presented. In addition, the application of the two-class method of computing earnings per share under FSP No. EITF 03-6-1 is not applicable because the Company’s unearned restricted shares do not contractually participate in its losses. As of March 31, 2009, the Company had 4,525,600 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $7.37 per share and 11,449,798 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.21 per share. The Company had a weighted average of 850,992 unearned restricted shares for the three months ended March 31, 2009.

Fair Value Measurements

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

Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets.

•

Level 2, defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Share-Based Compensation

The Company accounts for its grants of stock options, stock appreciation rights and restricted shares and for its employee stock purchase plan in accordance with the provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests.

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

At March 31, 2009, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet been recognized was approximately $7.4 million, net of estimated forfeitures of approximately $1.1 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in both the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 24, 2009. At March 31, 2009, the Board of Directors had reserved a total of 5,443,634 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

A summary of the option and stock appreciation rights activity for the three months ended March 31, 2009 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2008	4,480,683	$0.25 - $14.84	$7.52
Granted	135,000	$3.38	$3.38
Exercised	(3,472)	$1.62	$1.62
Forfeited	(86,611)	$4.84 - $14.84	$9.58

Outstanding, March 31, 2009	4,525,600	$0.25 - $14.84	$7.37

A summary of the restricted share grant activity for the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2008	1,021,718	$6.84
Granted	6,800	$3.38
Vested	(52,585)	$7.43
Forfeited	(42,880)	$6.87

Outstanding, March 31, 2009	933,053	$6.78

A summary of the restricted stock outstanding as of March 31, 2009 is as follows:

Number of Shares
Time based restricted shares	369,487
Performance based restricted shares	563,566

Outstanding, March 31, 2009	933,053

Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments by stockholders, and included the Company’s unrealized income (loss) on marketable securities. Comprehensive loss for the three months ended March 31, 2009 and 2008 was $(7,530,087) and $(13,533,130), respectively. Accumulated other comprehensive income (loss) at March 31, 2009 and 2008 was not material.

Investments

In accordance with SFAS 157, the Company’s financial assets (cash equivalents invested in money market accounts) in the amount of $18,423,763 were measured at fair value on a recurring basis as of March 31, 2009 and were based on Level 1 inputs.

Inventory

Inventory consists of the following:

	March 31, 2009	December 31, 2008

Raw materials	$2,336,236	$1,551,794
Work in process	356,475	480,400
Finished goods	6,149,940	6,638,040
Reserve for obsolescence	(696,960)	(583,278)

Total inventory	$8,145,691	$8,086,956

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2009	December 31, 2008

Prepaid expenses	$1,067,018	$1,239,805
Deferred cost of revenue	752,842	816,096
Other assets	3,114,932	910,609

Total prepaid expenses and other current assets	$4,934,792	$2,966,510

Property and Equipment

Property and equipment consist of the following:

	March 31, 2009	December 31, 2008

Equipment	$11,087,329	$10,504,504
Equipment held for lease	584,870	547,416
Leasehold improvements	2,295,517	1,918,653

	13,967,716	12,970,573
Less: Accumulated depreciation	(7,012,258)	(6,549,973)

Net property and equipment	$6,955,458	$6,420,600

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008

Accrued salaries, bonus, and benefits	$5,121,775	$5,215,219
Accrued research and development	367,583	399,405
Accrued legal and other professional fees	475,495	622,862
Other	2,744,659	3,636,332

Total accrued liabilities	$8,709,512	$9,873,818

Deferred Revenue

Deferred revenue consists of the following:

	March 31, 2009	December 31, 2008

Niobe and Odyssey systems shipped, revenue deferred	$2,100,751	$2,942,032
Customer deposits	1,866,160	2,482,081
Deferred service and license fees	5,551,955	5,477,882

	9,518,866	10,901,995
Less: Long-term deferred revenue	(1,100,321)	(1,225,656)

Total current deferred contract revenue	$8,418,545	$9,676,339

Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	March 31, 2009	December 31, 2008

Revolving credit agreement, due March 2010	$13,234,824	$13,234,824
June 2007 term note, due June 2010	833,333	1,000,000
Biosense Webster Advance	15,128,117	14,938,214

Total debt	29,196,274	29,173,038
Less current maturities	(13,901,491)	(3,901,491)

Total long term debt	$15,294,783	$25,271,547

In December 2008, the Company agreed to amend its Note and Warrant Purchase Agreement with stockholders who are affiliates of two members of its board of directors (“Lenders”), pursuant to which the Lenders agreed to loan the Company up to an aggregate of $10 million on an unsecured basis. As amended, the commitment will expire on the earlier of March 31, 2010 or the date the Company receives at least $20 million of third party, non-bank financing. This facility may also be used by the Company to guarantee its loan commitments with the Company’s primary bank lender, through the same extended term. The Company has elected to use the facility to guarantee such loan commitments. In conjunction with the financing commitment, warrants to purchase 1,582,280 shares of the Company’s common stock at an exercise price of $3.16 were issued to the Lenders in February 2009. The warrants were exercisable immediately upon grant and expire five years from the date of grant. The Company recorded the fair value of the warrants in the amount of $2.1 million which will be amortized to interest expense over the commitment period ending March 2010. The unamortized balance as of March 31, 2009 was approximately $2.0 million.

In March 2009, the Company and Silicon Valley Bank, its primary lending bank, entered into an agreement to amend the revolving line of credit to change the total availability under the line to $25 million, with up to $10 million available under the line supported by the guarantees described above and to extend the term of the agreement to March 31, 2010. As of March 31, 2009, all amounts due under this agreement have been classified as short term debt in the accompanying balance sheet. Under the revised facility, the Company is required to maintain a minimum “tangible net worth” as defined in the agreement. Interest on the facility accrues at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts. As of March 31, 2009, the Company had $13.2 million outstanding under the revolving line of credit with current borrowing capacity of $19.4 million, including amounts already drawn. As such, the Company had the ability to borrow an additional $6.2 million under the revolving line of credit at March 31, 2009. As of March 31, 2009, the Company was in compliance with all covenants of the bank loan agreement.

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

In July 2008, the Company and Biosense Webster, Inc. entered into an amendment to their existing agreements. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the revenue share provisions of the existing agreement. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement will be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding revenue share advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. As of March 31, 2009, approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of March 31, 2009, $3.5 million of royalty advances had been used to reduce the advances and the remaining approximately $15.0 million of amounts owed to Biosense Webster, including accrued interest, has been classified as long term debt in the accompanying balance sheet.

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

Derivative Instruments

The Company currently does not have derivative instruments to manage its exposure to currency fluctuations or other business risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value.

In conjunction with its December 29, 2008 registered direct offering, the Company issued warrants to purchase 1,792,408 shares of the Company’s common stock that contained a provision that required a reduction of the exercise price if certain equity events occurred. Under the provisions of SFAS 133 and EITF 07-05, such a reset provision no longer meets the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations. EITF 07-05 became effective for the Company as of January 1, 2009. Accordingly, the fair value of the warrants as of that date was reclassified from stockholder’s equity into current liabilities at that date. The Company determined that no change in fair value had occurred between the date of closing and December 31, 2008 and as such, the Company did not record a cumulative effect for the change in accounting principal upon adoption of EITF 07-05.

In accordance with SFAS 157, the Company’s warrants in the amount of $4,803,654 were measured at fair value on a recurring basis as of March 31, 2009 and were valued using Level 3 valuation inputs.

A Monte Carlo simulation model was used to value the Company’s warrants at March 31, 2009 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 69%; 3) risk-free interest rate of 1.67%; and 4) expected life of 5.25 years. The fair value of the outstanding derivative instrument and the effect on the Statement of Operations is as follows:

Fair value of warrants
Balance, January 1, 2009	$5,054,591
Change in fair value	(250,937)

Balance, March 31, 2009	$4,803,654

Stockholders’ Equity

In conjunction with the financing commitment by the Lenders described above, in February 2009, warrants to purchase 1,582,280 shares of the Company’s common stock at an exercise price of $3.16 were issued to the Lenders.

As a result of the issuance of these warrants to the Lenders, the exercise price of the warrants to purchase 1,792,408 shares issued in the December 2008 equity financing described above was adjusted from the original exercise price of $5.11 per share to $3.16 per share, as required by the terms of the underlying warrant agreement.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

March 31, 2009

Warranty accrual at December 31, 2008	$534,122
Warranty expense incurred	63,818
Payments made	(113,405)

Warranty accrual at March 31, 2009	$484,535

Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

Related Party Transactions

In February 2009, the Company exercised its option to extend a $10 million commitment for unsecured borrowings through March 2010 from certain stockholders who are affiliates of two members of our board of directors (the “Lenders”). In conjunction with this commitment, the Lenders received five-year warrants to purchase 1,582,280 shares of common stock at a price of $3.16 per share. The Company recorded the fair value of $2,072,787 to other current assets and will amortize the expense over the term of the commitment. During the three months ended March 31, 2009, the Company expensed $76,463 related to these warrants recorded within interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in Item 1A “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2008. Forward-looking statements discuss matters that are not historical facts and include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue Recognition

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin SAB 104 (“SAB 104”), Revenue Recognition and Emerging Issues Task Force EITF Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, and recognize revenue for each separate element as the criteria are met. Under EITF 00-21, we are required to continually evaluate whether we have separate units of accounting for deliverables within certain contractual arrangements we have made with customers, specifically as it relates to the sale and installation of our Magnetic Navigation System. We determined that installation of our Niobe system meets the criteria under SAB 104 and EITF Issue No. 00-21 for recognition as a separate element or unit of accounting. Revenue is recognized on the sale of the ODYSSEY system upon completion of installation.

Under our revenue recognition policy, revenue for NIOBE system sales is recognized for the portion of sales price due upon delivery, provided that delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The greater of the fair market value or the amount of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering the guidance under SAB 104 with respect to “bill and hold”. Revenue is recognized for ODYSSEY systems upon completion of installation. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenue. Revenue increased from $7.0 million for the three months ended March 31, 2008 to $11.1 million for the three months ended March 31, 2009, an increase of approximately 58%. Revenue from the sale of systems increased from $4.4 million to $6.9 million, an increase of approximately 57%, because of an increase in the number of NIOBE systems recognized as revenue from four to five and an increase in the average revenue realized per system. In addition, we delivered five ODYSSEY systems during the 2009 period as contrasted with two systems sold in the 2008 period. Revenue from sales of disposable interventional devices, service and accessories increased to $4.3 million for the three months ended March 31, 2009 from $2.7 million for the three months ended March 31, 2008, an increase of approximately 61%. This increase was attributable to the increased base of installed systems, the resulting disposable sales and related royalties as well as favorable pricing on a next generation proprietary disposable. As a percentage of our revenue, gross margin was approximately 69% for the three months ended March 31, 2009 compared to 65% during the same three month period of the prior year.

Purchase orders and other commitments for our magnetic navigation system and integrated cath lab display were approximately $67 million at March 31, 2009. We do not include orders for disposables, service or other accessories in the backlog data. Backlog includes amounts withheld at the time of revenue recognition which will generally be included in systems revenue in the future when the related obligations are completed. There can be no assurance that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations, or by project changes or delays.

Cost of Revenue. Cost of revenue increased from $2.4 million for the three months ended March 31, 2008 to $3.5 million for the three months ended March 31, 2009, an increase of approximately 43%. Cost of revenue for systems sold increased from $1.9 million for the three months ended March 31, 2008 to $2.6 million for the three months ended March 31, 2009, an increase of approximately 38% primarily due to the increase in the number of NIOBE and ODYSSEY systems sold in 2009.

Research and Development Expenses. Research and development expenses decreased from $4.7 million for the three months ended March 31, 2008 to $3.3 million for the three months ended March 31, 2009, a decrease of approximately 30%. The decrease was due principally to a decrease in related to the completion of development of two projects.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $7.7 million for the three months ended March 31, 2008 to $7.5 million for the three months ended March 31, 2009, a decrease of approximately 3%. Decreases in selected sales and marketing activities were nearly offset by increased compensation and related expenses associated with expanded sales operations.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses decreased to $4.0 million from $5.5 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of approximately 26%. The decrease was due primarily to a reduction of headcount and regulatory process costs and a realignment of certain responsibilities into sales and marketing.

Other Income. Other income represents the decrease in market value of certain warrants classified treated as a derivative and recorded as a current liability under EITF 07-05.

Interest Income. Interest income decreased to $27,000 for the three months ended March 31, 2009 from $108,000 for the three months ended March 31, 2008, a decrease of approximately 75% due principally to lower rates realized on invested balances.

Interest Expense. Interest expense increased to $679,000 for the three months ended March 31, 2009 from $403,000 for the three months ended March 31, 2008, primarily due to the amortization of expense associated with warrants issued during 2008 and 2009 related to the line of credit received from affiliates of certain members of our board of directors and higher average outstanding balances due to our bank loan balances during the 2009 reporting period as well as the amounts received or deferred in connection with the July 2008 Biosense Webster agreement.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At March 31, 2009 we had $18.8 million of cash and equivalents. At March 31, 2009, we had working capital of approximately $3.5 million, compared to $23.3 million at December 31, 2008. The decrease in working capital is due principally to the use of cash and utilization of debt to fund our operations, the classification of $10 million of debt as short-term and the reclassification of $4.8 million from equity to current liabilities related to certain warrants issued in our December 2008 financing transaction and the adoption of EITF 07-05 on January 1, 2009.

The following table summarizes our cash flow by operating, investing and financing activities for each of three month periods ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash Flow used in Operating Activities	$(10,417)	$(12,441)

Cash Flow provided by (used in) Investing Activities	$(1,047)	$5,987

Cash Flow provided by (used in) Financing Activities	$(92)	$405

Net cash used in operating activities. We used approximately $10.4 million and $12.4 million of cash for operating activities during the three months ended March 31, 2009 and 2008, respectively, primarily as a result of operations during these periods. During the three month periods ended March 31, 2009 and 2008, we used approximately $4.1 million and $1.1 million, respectively, to fund operating assets and liabilities. The increase in cash used for working capital purposes in 2009 was attributed principally to the timing of receipt of payments for systems sold.

Net cash provided by (used in) investing activities. We used approximately $1.0 million of cash for investing activities during the three months ended March 31, 2009 for the purchase of equipment. We generated approximately $6.0 million of cash from investing activities during the three months ended March 31, 2008 principally from the maturity of investments.

Net cash provided by (used in) financing activities. We used approximately $0.1 million of cash for financing activities during the three months ended March 31, 2009 from the scheduled repayment of equipment loan obligations offset by purchases of stock by employees under our Employee Stock Purchase Plan. For the three months ended March 31, 2008 we received approximately $405,000 from financing activities from the exercise of stock options offset by amounts repaid under our equipment loan agreements.

Borrowing facilities

In December 2008, we amended our Note and Warrant Purchase Agreement with stockholders who are affiliates of two members of our board of directors (“Lenders”), pursuant to which the Lenders agreed to loan us up to an aggregate of $10 million on an unsecured basis. As amended, the commitment will expire on the earlier of March 31, 2010 or the date we receive at least $20 million of third party, non-bank financing. This facility may also be used by us to guarantee our loan commitments with our primary bank lender, through the same extended term. The Company has elected to use the facility to guarantee such loan commitments. In conjunction with the financing commitment, we issued warrants to purchase 1,582,280 shares of our common stock at an exercise price of $3.16 to the Lenders. The warrants were exercisable immediately upon grant and expire five years from the date of grant.

In March 2009, we entered into an agreement with Silicon Valley Bank, our primary lending bank, to amend the revolving line of credit to change the total availability under the line to $25 million, with up to $10 million available under the line supported by the guarantees described above and to extend the term of the agreement to March 31, 2010. Under the revised facility, we are required to maintain a minimum “tangible net worth” as defined in the agreement. Interest on the facility accrues at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts. As of March 31, 2009, we had $13.2 million outstanding under the revolving line of credit with current borrowing capacity of $19.4 million, including amounts already drawn. As such, we had the ability to borrow an additional $6.2 million under the revolving line of credit at March 31, 2009. As of March 31, 2009, we were in compliance with all covenants of the bank loan agreement.

In June 2007, we entered into a term note with our primary lender in the amount of $2,000,000. We are required to make equal payments of principal and interest, at prime plus 1%, through June 2010.

Our revolving credit agreement and the term note (collectively, the “Credit Agreements”) are secured by substantially all of our assets. We are also required under the Credit Agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with the primary lender.

In July 2008, we amended our existing agreements with Biosense Webster, Inc. Pursuant to the amendment, Biosense Webster agreed to advance us $10.0 million against royalty amounts that were owed at the time to us from Biosense Webster the amendment was executed or would be owed in the future. We also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by us to Biosense Webster would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date, as defined in the amendment, but in no event later than December 31, 2011. We have the right to prepay any amounts due pursuant to the amendment at any time without penalty. As of March 31, 2009, approximately $18.0 million had been advanced by Biosense Webster to us pursuant to the amendment. As of March 31, 2009, $3.5 million of royalty amounts earned had been used to reduce the advances and the remaining approximately $15.0 million of amounts owed to Biosense Webster, including accrued interest, has been classified as long term debt on our balance sheet. Commencing on May 15, 2010 we are required to make quarterly payments to Biosense Webster equal to the difference between certain aggregate royalty payments recouped by Biosense Webster from us in such quarter and $1.0 million, until the earlier of (1) the date all funds owed by us to Biosense Webster pursuant to the amendment are fully repaid or (2) the Final Payment Date. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster from time to time by deductions from royalty amounts otherwise payable to the Company.

Cash flow

We expect to have negative cash flow from operations throughout 2009 as we continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our research and development expenditures will decrease in 2009 and our selling, general and administrative expenses will increase in order to support our product commercialization efforts. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

While we believe our existing cash, cash equivalents and borrowing facilities will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, we cannot assure that we will not require additional financing before that time. As currently structured, the $25 million working capital facility as well as the financing commitment provided by the Lenders expires on March 31, 2010. We cannot assure that current sources of financing will be renewed or that additional financing, if any, will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our activities are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international activities are subject to risks typical of international activities, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of March 31, 2009 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the three months ended March 31, 2009, sales denominated in foreign currencies were approximately 37% of total revenue. For the three months ended March 31, 2009, our revenue would have decreased by approximately $0.4 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the three months ended March 31, 2009, expenses denominated in foreign currencies were approximately 16% of our total expenses. For the three months ended March 31, 2009, our operating expenses would have decreased by approximately $0.2 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at March 31, 2009 would not have materially affected the carrying amounts of those net assets.

Interest Rate Risk

We have exposure to interest rate risk related to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing the risk of loss. Our interest income is sensitive to changes in the general level of U.S. interest rates. When appropriate, we invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments generally have maturities of two years or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of March 31, 2009, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. However, because our outstanding debt is subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in no increase in interest expense for the three months ended March 31, 2009.

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

ITEM 1A.	RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: May 11, 2009	By:	/s/ Michael P. Kaminski
Michael P. Kaminski,
Chief Executive Officer

Date: May 11, 2009	By:	/s/ James M. Stolze
James M. Stolze, Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

4.1(2)	Form of Series B, C and D Warrants issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, between the Company, RCG PB, Ltd., and Ramius Enterprise Master Fund Ltd

10.1*	Amended and Restated Loan and Security Agreement, dated March 12, 2009, between the Company and Silicon Valley Bank

10.2	Export-Import Bank Loan and Security Agreement, dated March 12, 2009, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank

10.3	Stereotaxis Advisory Board and Consulting Agreement, dated February 25, 2009, between the Company and Eric N. Prystowsky, MD

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.
(2)	This exhibit was previously filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Current Report on Form 8-K/A filed January 8, 2009 (File No. 000-50884), and is incorporated herein by reference.