Form 10-Q/A
period 2009-03-31
Stereotaxis, Inc.
filed 2009-07-02
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Stereotaxis, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2009 (the “Original 10-Q”), solely to reflect the inclusion of information which had previously been redacted from Exhibit 10.1 to the Original 10-Q. Except as identified above, no other amendments or changes to the Original 10-Q are made by this Amendment and the remainder of the Original 10-Q shall remain in effect as of the date of filing of the Original 10-Q. Additionally, this Amendment does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original 10-Q.

STEREOTAXIS, INC.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

4.1(2)	Form of Series B, C and D Warrants issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, between the Company, RCG PB, Ltd., and Ramius Enterprise Master Fund Ltd

10.1*	Amended and Restated Loan and Security Agreement, dated March 12, 2009, between the Company and Silicon Valley Bank

10.2	Export-Import Bank Loan and Security Agreement, dated March 12, 2009, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank

10.3	Stereotaxis Advisory Board and Consulting Agreement, dated February 25, 2009, between the Company and Eric N. Prystowsky, MD

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

*	Filed herewith

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.

(2)	This exhibit was previously filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Current Report on Form 8-K/A filed January 8, 2009 (File No. 000-50884), and is incorporated herein by reference.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: July 2, 2009	By:	/s/ Michael P. Kaminski
Michael P. Kaminski,
Chief Executive Officer

Date: July 2, 2009	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

3