Form 10-Q
period 2009-06-30
Stereotaxis, Inc.
filed 2009-08-07
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on July 31, 2009 was 42,747,838.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$12,779,581	$30,355,657
Accounts receivable, net of allowance of $200,364 and $328,307 in 2009 and 2008, respectively	11,951,238	9,739,008
Current portion of long-term receivables	197,912	197,351
Inventories	7,458,777	8,086,956
Prepaid expenses and other current assets	4,184,150	2,966,510

Total current assets	36,571,658	51,345,482
Property and equipment, net	5,818,582	6,420,600
Intangible assets, net	1,211,111	1,277,778
Long-term receivables	284,119	298,123
Other assets	24,632	98,382

Total assets	$43,910,102	$59,440,365

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$14,901,491	$3,901,491
Accounts payable	4,279,511	4,561,928
Accrued liabilities	8,157,417	9,873,818
Deferred contract revenue	8,108,174	9,676,339
Warrants	4,498,945	—

Total current liabilities	39,945,538	28,013,576

Long-term debt, less current maturities	13,496,487	25,271,547
Long-term deferred contract revenue	823,616	1,225,656
Other liabilities	147,317	158,905

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2009 and 2008, none outstanding at 2009 and 2008	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2009 and 2008, 42,747,838 and 42,049,792 shares issued at 2009 and 2008, respectively	42,748	42,050
Additional paid in capital	300,588,586	300,892,957
Treasury stock, 40,151 shares at 2009 and 2008	(205,999)	(205,999)
Accumulated deficit	(310,928,191)	(295,958,327)

Total stockholders’ equity (deficit)	(10,502,856)	4,770,681

Total liabilities and stockholders’ equity	$43,910,102	$59,440,365

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Systems	$8,162,504	$7,898,310	$15,023,312	$12,275,707
Disposables, service and accessories	4,481,833	2,760,282	8,754,162	5,411,335

Total revenue	12,644,337	10,658,592	23,777,474	17,687,042

Cost of revenue:
Systems	3,212,031	3,868,166	5,775,513	5,724,268
Disposables, service and accessories	1,453,854	314,471	2,351,052	884,431

Total cost of revenue	4,665,885	4,182,637	8,126,565	6,608,699

Gross margin	7,978,452	6,475,955	15,650,909	11,078,343

Operating expenses:
Research and development	3,636,007	4,782,074	6,945,870	9,480,871
Sales and marketing	7,680,549	8,621,028	15,133,984	16,284,739
General and administrative	3,314,678	5,262,213	7,352,843	10,738,335

Total operating expenses	14,631,234	18,665,315	29,432,697	36,503,945

Operating loss	(6,652,782)	(12,189,360)	(13,781,788)	(25,425,602)

Other income	304,709	—	555,646	—
Interest income	4,376	24,226	31,349	131,954
Interest expense	(1,096,080)	(624,527)	(1,775,071)	(1,027,178)

Net loss	$(7,439,777)	$(12,789,661)	$(14,969,864)	$(26,320,826)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.35)	$(0.36)	$(0.72)

Weighted average shares used in computing net loss per common share:
Basic and diluted	41,670,130	36,523,194	41,476,704	36,507,915

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(14,969,864)	$(26,320,826)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,128,860	1,124,678
Amortization	66,667	48,564
Amortization of warrants	674,575	668,704
Share-based compensation	2,608,500	2,805,801
Loss on asset disposal	551,559	4,188
Impairment charge	—	31,598
Non-cash expense net of non-cash royalty (income)	(833,582)	1,801,721
Warrant adjustment	(555,646)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,212,230)	(1,030,264)
Other receivables	13,443	(133,850)
Inventories	796,181	338,651
Prepaid expenses and other current assets	180,572	(409,079)
Other assets	73,750	84,292
Accounts payable	(282,417)	463,254
Accrued liabilities	(1,324,548)	(1,807,330)
Deferred revenue	(1,970,205)	2,738,140
Other liabilities	(11,588)	(139,409)

Net cash used in operating activities	(16,065,973)	(19,731,167)

Cash flows from investing activities
Purchase of equipment	(1,246,403)	(475,673)
Proceeds from the maturity/sale of available-for-sale investments	—	6,150,000

Net cash provided by (used in) investing activities	(1,246,403)	5,674,327

Cash flows from financing activities
Proceeds from long-term debt	—	10,000,000
Payments of long-term debt	(333,331)	(2,265,177)
Proceeds from issuance of stock and warrants, net of issuance costs	69,631	658,287

Net cash provided by (used in) financing activities	(263,700)	8,393,110

Net decrease in cash and cash equivalents	(17,576,076)	(5,663,730)
Cash and cash equivalents at beginning of period	30,355,657	17,022,200

Cash and cash equivalents at end of period	$12,779,581	$11,358,470

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

1. Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or for future operating periods.

On August 6, 2009, the Company filed a Current Report on Form 8-K which included revisions to Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 which the Company originally filed with the Securities and Exchange Commission (SEC) on March 13, 2009 to update disclosure regarding the Company’s liquidity. The Company incorporated the revised financial statements by reference into registration statements on Forms S-3 and S-8 which the Company filed with the SEC. The financial statement revisions include the addition of a footnote which discusses the Company’s liquidity.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 13, 2009 and the Current Report on Form 8-K as filed with the SEC on August 6, 2009.

2. Summary of Significant Accounting Policies

Revenue and Costs of Revenue

For arrangements with multiple deliverables, the Company allocates the total revenue to each deliverable based on the provisions of Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”), and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and recognizes revenue for each separate element as the criteria are met. Revenue for NIOBE system sales is recognized for the portion of sales price due upon delivery, provided that delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The greater of the fair market value or the amount of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since such arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, the Company recognizes revenue when those uncertainties are resolved. The Company may deliver systems to a non-hospital site at the customer’s request. The Company evaluates whether delivery has occurred considering the guidance under SAB 104 with respect to “bill and hold.” The Company generally recognizes revenue for ODYSSEY system sales upon completion of installation. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. The Company recognizes revenue from disposable device sales or accessories upon shipment and establishes an appropriate reserve for returns. The Company recognizes amounts earned on the shipment of product to customers as revenue and recognizes costs incurred on the shipment of product to customers as cost of revenue.

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The Company deducted unearned restricted shares and has excluded all outstanding options, stock appreciation rights and warrants from the calculation of basic loss per common share because all such securities are anti-dilutive for all periods presented. In addition, the application of the two-class method of computing earnings per share under FSP No. EITF 03-6-1 is not applicable because the Company’s unearned restricted shares do not contractually participate in its losses. As of June 30, 2009, the Company had 4,717,956 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $7.17 per share and 8,959,647 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.27 per share. The Company had a weighted average of 774,502 and 812,536 unearned restricted shares for the three and six months ended June 30, 2009, respectively.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and warrants. FASB Statement No. 157, “Fair Value Measurement” established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements at June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Money Market funds	$11,683,217	$—	$—	$11,683,217

Total assets measured at fair value	$11,683,217	$—	$—	$11,683,217

Liabilities
Warrants	$—	$—	$4,498,945	$4,498,945

Total liabilities measured at fair value	$—	$—	$4,498,945	$4,498,945

Amounts included in:
Cash and cash equivalents	$11,683,217	$—	$—	$11,683,217

Total assets measured at fair value	$11,683,217	$—	$—	$11,683,217

Amounts included in:
Warrants	$—	$—	$4,498,945	$4,498,945

Total liabilities measured at fair value	$—	$—	$4,498,945	$4,498,945

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Money Market funds	$26,426,748	$—	$—	$26,426,748

Total assets measured at fair value	$26,426,748	$—	$—	$26,426,748

Amounts included in:
Cash and cash equivalents	$26,426,748	$—	$—	$26,426,748

Total assets measured at fair value	$26,426,748	$—	$—	$26,426,748

Fair Value – Other Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of June 30, 2009 and December 31, 2008.

Cash and cash equivalents, accounts receivable and accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

Long and short-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value.

The carrying amounts and estimated fair value of the Company’s debt are summarized as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Short-term debt	$14,901,491	$15,127,438	$3,901,491	$3,986,400
Long-term debt	13,496,487	13,942,781	25,271,547	26,045,873

	$28,397,978	$29,070,219	$29,173,038	$30,032,273

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

At June 30, 2009, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $6.8 million, net of estimated forfeitures of approximately $1.0 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments by stockholders, and included the Company’s unrealized income (loss) on marketable securities. During the three and six months ended June 30, 2009 and 2008, unrealized gains or losses related to investments were not material. Accumulated other comprehensive income (loss) at June 30, 2009 and 2008 was not material.

Recently Adopted Accounting Pronouncements

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

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures and qualitative disclosures for derivative instruments. The required disclosures must address the following: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 does not change the accounting treatment for derivative instruments. Since SFAS 161 only required additional disclosure, the adoption did not impact the Company’s results of operations, financial condition or cash flows.

Effective June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (SFAS 165). The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The Company evaluated subsequent events after the balance sheet date of June 30, 2009 through the filing of this report with the SEC. The adoption did not have any impact on the Company’s results of operations, financial condition or cash flows.

Effective April 1, 2009, the Company adopted FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, increases the frequency of fair value disclosures. The FSP is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of the FSP did not have any impact on the Company’s results of operations, financial condition or cash flows. See “Fair Value – Other Financial Instruments” for the required interim disclosures about fair value of financial instruments.

3. Investments

In accordance with SFAS 157, the Company’s financial assets (cash equivalents invested in money market accounts) in the amount of $11,683,217 were measured at fair value on a recurring basis as of June 30, 2009 and were based on Level 1 inputs.

4. Inventory

Inventory consists of the following:

	June 30, 2009	December 31, 2008

Raw materials	$2,489,186	$1,551,794
Work in process	512,184	480,400
Finished goods	5,199,395	6,638,040
Reserve for obsolescence	(741,988)	(583,278)

Total inventory	$7,458,777	$8,086,956

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2009	December 31, 2008

Prepaid expenses	$857,205	$1,239,805
Deferred cost of revenue	625,161	816,096
Warrants	1,493,063	94,852
Other assets	1,208,721	815,757

Total prepaid expenses and other current assets	$4,184,150	$2,966,510

6. Property and Equipment

Property and equipment consist of the following:

	June 30, 2009	December 31, 2008

Equipment	$9,340,132	$10,504,504
Equipment held for lease	548,313	547,416
Leasehold improvements	2,434,199	1,918,653

	12,322,644	12,970,573
Less: Accumulated depreciation	(6,504,062)	(6,549,973)

Net property and equipment	$5,818,582	$6,420,600

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2009	December 31, 2008

Accrued salaries, bonus, and benefits	$4,264,685	$5,215,219
Accrued research and development	373,052	399,405
Accrued legal and other professional fees	409,056	622,862
Other	3,110,624	3,636,332

Total accrued liabilities	$8,157,417	$9,873,818

8. Deferred Revenue

Deferred revenue consists of the following:

	June 30, 2009	December 31, 2008

Product shipped, revenue deferred	$1,707,498	$2,942,032
Customer deposits	1,389,150	2,482,081
Deferred service and license fees	5,835,142	5,477,882

	8,931,790	10,901,995
Less: Long-term deferred revenue	(823,616)	(1,225,656)

Total current deferred contract revenue	$8,108,174	$9,676,339

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	June 30, 2009	December 31, 2008

Revolving credit agreement, due March 2010	$13,234,824	$13,234,824
June 2007 term note, due June 2010	666,667	1,000,000
Biosense Webster Advance	14,496,487	14,938,214

Total debt	28,397,978	29,173,038
Less current maturities	(14,901,491)	(3,901,491)

Total long term debt	$13,496,487	$25,271,547

In December 2008, the Company agreed to amend its Note and Warrant Purchase Agreement with stockholders who are affiliates of two members of its board of directors (“Lenders”), pursuant to which the Lenders agreed to loan the Company up to an aggregate of $10 million on an unsecured basis. As amended, the commitment will expire on the earlier of March 31, 2010 or the date the Company receives at least $20 million of third party, non-bank financing. This facility may also be used by the Company to guarantee its loan commitments with the Company’s primary bank lender, through the same extended term. The Company has elected to use the facility to guarantee such loan commitments. In conjunction with the financing commitment, warrants to purchase 1,582,280 shares of the Company’s common stock at an exercise price of $3.16 were issued to the Lenders in February 2009. The warrants were exercisable immediately upon grant and expire five years from the date of grant. The Company recorded the fair value of the warrants in the amount of $2.1 million which will be amortized to interest expense over the commitment period ending March 2010. The unamortized balance as of June 30, 2009 was approximately $1.5 million.

In March 2009, the Company and Silicon Valley Bank, its primary lending bank, entered into an agreement to amend the revolving line of credit to change the total availability under the line to $25 million, with up to $10 million available under the line supported by the guarantees described above and to extend the term of the agreement to March 31, 2010. As of June 30, 2009, all amounts due under this agreement have been classified as short term debt in the accompanying balance sheet. Under the revised facility, the Company is required to maintain a minimum “tangible net worth” as defined in the agreement. Interest on the facility accrues at the rate of prime plus 0.5%, subject to a floor of 6%, for the amount under guarantee, and prime plus 1.75%, subject to a floor of 7%, for the remaining amounts. As of June 30, 2009, the Company had $13.2 million outstanding under the revolving line of credit with current borrowing capacity of $19.8 million, including amounts already drawn. As such, the Company had the ability to borrow an additional $6.6 million under the revolving line of credit at June 30, 2009. As of June 30, 2009, the Company was in compliance with all covenants of the bank loan agreement.

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

In July 2008, the Company and Biosense Webster, Inc. entered into an amendment to their existing agreements. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the revenue share provisions of the existing agreement. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement will be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding revenue share advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. As of June 30, 2009, approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of June 30, 2009, approximately $4.3 million of royalty advances had been used to reduce the advances and the remaining $14.5 million owed to Biosense Webster, including accrued interest, has been classified as long term debt in the accompanying balance sheet.

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

10. Stockholders’ Equity

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in both the Company’s Annual Report on Form 10-K and Current Report on 8-K for the fiscal year ended December 31, 2008 and the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 24, 2009. At June 30, 2009, the Board of Directors had reserved a total of 5,359,102 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

A summary of the option and stock appreciation rights activity for the six months ended June 30, 2009 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share

Outstanding, December 31, 2008	4,480,683	$0.25 - $14.84	$7.52
Granted	407,600	$3.46 - $4.39	$3.83
Exercised	(3,472)	$1.62	$1.62
Forfeited	(166,855)	$0.54 - $14.84	$8.60

Outstanding, June 30, 2009	4,717,956	$0.25 - $14.84	$7.17

A summary of the restricted share grant activity for the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Outstanding, December 31, 2008	1,021,718	$6.84
Granted	6,800	$3.38
Vested	(65,063)	$7.72
Forfeited	(60,660)	$6.85

Outstanding, June 30, 2009	902,795	$6.75

A summary of the restricted stock outstanding as of June 30, 2009 is as follows:

Number of Shares

Time based restricted shares	353,104
Performance based restricted shares	549,691

Outstanding, June 30, 2009	902,795

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

In accordance with SFAS 157, the Company’s warrants in the amount of $4,498,945 were measured at fair value on a recurring basis as of June 30, 2009 and were valued using Level 3 valuation inputs. A Monte Carlo simulation model was used to value the Company’s warrants at June 30, 2009 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 69%; 3) risk-free interest rate of 2.54%; and 4) expected life of 5.0 years. The fair value of the outstanding derivative instrument and the effect on the Statement of Operations is as follows:

Fair Value of Warrants
Balance, January 1, 2009	$5,054,591
Change in fair value	$(250,937)

Balance, March 31, 2009	4,803,654
Change in fair value	(304,709)

Balance, June 30, 2009	$4,498,945

11. Product Warranty Provisions

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

June 30, 2009
Warranty accrual at December 31, 2008	$534,122
Warranty expense incurred	219,008
Payments made	(195,996)

Warranty accrual at June 30, 2009	$557,134

12. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

13. Related Party Transactions

In February 2009, the Company exercised its option to extend a $10 million commitment for unsecured borrowings through March 2010 from certain stockholders who are affiliates of two members of our board of directors (the “Lenders”). In conjunction with this commitment, the Lenders received five-year warrants to purchase 1,582,280 shares of common stock at a price of $3.16 per share. The Company recorded the fair value of $2,072,787 to other current assets and will amortize the expense over the term of the commitment. During the three and six months ended June 30, 2009, the Company expensed $503,261 and $579,724, respectively related to these warrants which was recorded as interest expense.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K and Current Report on Form 8-K for the year ended December 31, 2008.

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

Under our revenue recognition policy, revenue for NIOBE system sales is recognized for the portion of sales price due upon delivery, provided that delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The greater of the fair market value or the amount of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering the guidance under SAB 104 with respect to “bill and hold.” Revenue is recognized for ODYSSEY systems upon completion of installation. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans.

We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in our estimates have had only a de minimus affect on revenue recognized in the period. We believe that the estimates are not likely to change significantly in the future.

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

Revenue. Revenue increased from $10.7 million for the three months ended June 30, 2008 to $12.6 million for the three months ended June 30, 2009, an increase of approximately 19%. Revenue from the sale of systems increased from $7.9 million to $8.2 million, an increase of approximately 3%, due to an increase in the average revenue realized per system. We recognized revenue on eight NIOBE and two ODYSSEY systems during the 2009 period and eight NIOBE systems and four ODYSSEY systems during the 2008 period. Revenue from sales of disposable interventional devices, service and accessories increased to $4.5 million for the three months ended June 30, 2009 from $2.8 million for the three months ended June 30, 2008, an increase of approximately 62%. The increase was attributable to the increased base of installed systems, the resulting disposable sales and related royalties as well as favorable pricing on a next generation proprietary disposable.

Cost of Revenue. Cost of revenue increased from $4.2 million for the three months ended June 30, 2008 to $4.7 million for the three months ended June 30, 2009, an increase of approximately 12%. Cost of revenue for systems sold decreased from $3.9 million for the three months ended June 30, 2008 to $3.2 million for the three months ended June 30, 2009, a decrease of approximately 17%, primarily due to the decrease in the average cost of Niobe systems sold in the 2009 period. Cost of revenue for disposables, service and accessories increased to $1.4 million during the 2009 period from $0.3 million during the 2008 period. As a percentage of our total revenue, overall gross margin was approximately 63% for the three months ended June 30, 2009 compared to 61% during the same three month period of the prior year. Gross margin for disposables, service and accessories declined from 89% for the three months ended June 30, 2008 to 68% for the three months ended June 30, 2009 primarily related to higher than normal maintenance costs related to a first generation Niobe system incurred during the quarter and costs associated with software upgrades.

Research and Development Expenses. Research and development expenses decreased from $4.8 million for the three months ended June 30, 2008 to $3.6 million for the three months ended June 30, 2009, a decrease of approximately 24%. The decrease was due principally to a decrease related to the completion of development of a partnered disposable device.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $8.6 million for the three months ended June 30, 2008 to $7.7 million for the three months ended June 30, 2009, a decrease of approximately 11%. The decrease was primarily due to a reduction in selected marketing activities and costs related to a re-alignment of the domestic sales organization.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses decreased to $3.3 million from $5.3 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately 37%. The decrease was due primarily to a reduction of non-cash compensation, headcount and regulatory process costs and a realignment of certain responsibilities into sales and marketing.

Other Income. Other income represents the decrease in market value of certain warrants classified as a derivative and recorded as a current liability under EITF 07-05.

Interest Income. Interest income decreased to $4,000 for the three months ended June 30, 2009 from $24,000 for the three months ended June 30, 2008, a decrease of approximately 82% due primarily to lower invested balances.

Interest Expense. Interest expense increased to $1.1 million for the three months ended June 30, 2009 from $625,000 for the three months ended June 30, 2008, primarily due to higher amortization expense related to the line of credit received from affiliates of certain members of our board of directors in 2009 as contrasted with similar warrants issued in 2008. In addition, we had higher average outstanding balances due on our bank loan balances during the 2009 reporting period as well as the amounts received or deferred in connection with the July 2008 Biosense Webster agreement

Comparison of the Six Months Ended June 30, 2009 and 2008

Revenue. Revenue increased from $17.7 million for the six months ended June 30, 2008 to $23.8 million for the six months ended June 30, 2009, an increase of approximately 34%. Revenue from the sale of systems increased from $12.3 million to $15.0 million, an increase of approximately 22%, due to an increase in the number of NIOBE systems delivered from twelve to thirteen and an increase in the average revenue realized per system. In addition, we recognized revenue on seven ODYSSEY systems during the 2009 period as contrasted with six ODYSSEY systems installed during the 2008 period. Revenue from sales of disposable interventional devices, service and accessories increased to $8.8 million for the six months ended June 30, 2009 from $5.4 million for the six months ended June 30, 2008, an increase of approximately 62%, because of an increased base of installed systems, the resulting disposable sales and related royalties as well as favorable pricing on a next generation proprietary disposable.

Cost of Revenue. Cost of revenue increased from $6.6 million for the six months ended June 30, 2008 to $8.1 million for the six months ended June 30, 2009, an increase of approximately 23%. Cost of revenue for systems sold increased from $5.7 million for the six months ended June 30, 2008 to $5.8 million for the six months ended June 30, 2009, an increase of approximately 1% primarily due to the increase in number of systems delivered offset by a decrease in the average cost of NIOBE systems delivered in the 2009 period. Cost of revenue for disposables, service and accessories increased to $2.4 million during the 2009 reporting period from $0.9 million during the 2008 reporting period due to the costs associated with the increased volume of revenue and higher than normal maintenance costs related to a first generation NIOBE system incurred during the period. As a percentage of our revenue, gross margin was approximately 66% during the 2009 reporting period compared to 63% during 2008 reporting period.

Research and Development Expenses. Research and development expenses decreased from $9.5 million for the six months ended June 30, 2008 to $6.9 million for the six months ended June 30, 2009, a decrease of approximately 27%. The decrease was due principally to the completion of two projects and decreases in headcount related costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $16.3 million for the six months ended June 30, 2008 to $15.1 million for the six months ended June 30, 2009, a decrease of approximately 7%. The decrease is primarily due to a reduction in selected marketing activities and costs related to a re-alignment of the domestic sales organization.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses decreased to $7.4 million from $10.7 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of approximately 32%. The decrease was due primarily to a reduction of non-cash compensation, headcount and regulatory process costs and a realignment of certain responsibilities into sales and marketing.

Other Income. Other income represents the decrease in market value of certain warrants classified as a derivative and recorded as a current liability under EITF 07-05.

Interest Income. Interest income decreased to $31,000 for the six months ended June 30, 2009 from $132,000 for the six months ended June 30, 2008, a decrease of approximately 76% due primarily to lower invested balances.

Interest Expense. Interest expense increased to $1.8 million for the six months ended June 30, 2009 from $1.0 million for the six months ended June 30, 2008, primarily due to higher amortization expense related to the line of credit received from affiliates of certain members of our board of directors in 2009 as contrasted with similar warrants issued in 2008. In addition, we had higher average outstanding balances due on our bank loan balances during the 2009 reporting period as well as the amounts received or deferred in connection with the July 2008 Biosense Webster agreement.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At June 30, 2009 we had $12.8 million of cash and equivalents. At June 30, 2009, we had a deficit working capital position of approximately $3.4 million. We had working capital of $23.3 million at December 31, 2008. The decrease in working capital is due principally to the use of cash and utilization of debt to fund our operations, the classification of $11 million of debt as short-term and the reclassification of $4.8 million from equity to current liabilities related to certain warrants issued in our December 2008 financing transaction and due to the adoption of EITF 07-05 on January 1, 2009.

The following table summarizes our cash flow by operating, investing and financing activities for each of six month periods ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008

Cash Flow used in Operating Activities	$(16,066)	$(19,731)

Cash Flow provided by (used in) Investing Activities	$(1,246)	$5,674

Cash Flow provided by (used in) Financing Activities	$(264)	$8,393

Net cash used in operating activities. We used approximately $16.1 million and $19.7 million of cash for operating activities during the six months ended June 30, 2009 and 2008, respectively, primarily as a result of operations during these periods. During the six month periods ended June 30, 2009 and 2008, we used approximately $4.7 million and $0.1 million, respectively, to fund operating assets and liabilities. The increase in cash used for working capital purposes in 2009 was attributed principally to the timing of receipt of payments for systems.

Net cash provided by (used in) investing activities. We used approximately $1.3 million of cash for investing activities during the six months ended June 30, 2009 for the purchase of equipment and generated $5.7 million of cash during the six months ended June 30, 2008 principally from the maturity of investments.

Net cash provided by (used in) financing activities. We used approximately $0.3 million of cash for financing activities during the six months ended June 30, 2009 for the scheduled repayment of equipment loan obligations. For the six months ended June 30, 2008 we received approximately $8.4 million from financing activities primarily due to $10 million received under revolving line of credit, offset by repayments under our working capital line of credit and our equipment loan obligations.

Borrowing facilities

In December 2008, we agreed to amend our Note and Warrant Purchase Agreement with stockholders who are affiliates of two members of our board of directors (“Lenders”), pursuant to which the Lenders agreed to loan us up to an aggregate of $10 million on an unsecured basis. As amended, the commitment will expire on the earlier of March 31, 2010 or the date we receive at least $20 million of third party, non-bank financing. This facility may also be used by us to guarantee our loan commitments with our primary bank lender, through the same extended term. We have elected to use the facility to guarantee such loan commitments. In conjunction with the financing commitment, we issued warrants to purchase 1,582,280 shares of our common stock at an exercise price of $3.16 to the Lenders. The warrants were exercisable immediately upon grant and expire five years from the date of grant.

In March 2009, we entered into an agreement with Silicon Valley Bank, our primary lending bank, to amend our revolving line of credit to change the total availability under the line to $25 million, with up to $10 million available under the line supported by the guarantees described above and to extend the term of the agreement to March 31, 2010. Under the revised facility, we are required to maintain a minimum “tangible net worth” as defined in the agreement. Interest on the facility accrues at the rate of prime plus 0.5%, subject to a floor of 6%, for the amount under guarantee, and prime plus 1.75%, subject to a floor of 7%, for the remaining amounts. As of June 30, 2009, we had $13.2 million outstanding under the revolving line of credit with current borrowing capacity of $19.8 million, including amounts already drawn. As such, we had the ability to borrow an additional $6.6 million under the revolving line of credit at June 30, 2009. As of June 30, 2009, we were in compliance with all covenants of the bank loan agreement.

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

In July 2008, we amended our existing agreements with Biosense Webster, Inc. Pursuant to the amendment, Biosense Webster agreed to advance us $10.0 million against royalty amounts that were owed at the time the amendment was executed or would be owed in the future to us from Biosense Webster. We also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by us to Biosense Webster would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date, as defined in the amendment, but in no event later than December 31, 2011. We have the right to prepay any amounts due pursuant to the amendment at any time without penalty. As of June 30, 2009, approximately $18.0 million had been advanced by Biosense Webster to us pursuant to the amendment and $4.3 million of royalty amounts earned had been used to reduce the advances. Of the approximately $14.5 million owed to Biosense Webster, including accrued interest, $13.5 million has been classified as long term debt on our balance sheet and $1.0 million has been classified as short-term debt on our balance sheet. Commencing on May 15, 2010 we are required to make quarterly payments to Biosense Webster equal to the difference between certain aggregate royalty payments recouped by Biosense Webster from us in such quarter and $1.0 million, until the earlier of (1) the date all funds owed by us to Biosense Webster pursuant to the amendment are fully repaid or (2) the Final Payment Date. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster from time to time by deductions from royalty amounts otherwise payable to us.

Cash flow

We expect to have negative cash flow from operations throughout 2009 as we continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our research and development and general and administrative expenditures will decrease in 2009 and our sales and marketing expenses will increase in order to support our product commercialization efforts. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

As currently structured, the $25 million working capital facility as well as the financing commitment provided by the Lenders expires on March 31, 2010 although we currently anticipate we will be able to renew the facility on substantially similar terms. While we believe our existing cash, cash equivalents and borrowing facilities will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months (assuming an extension following March 31, 2010), we cannot assure that we will not require additional financing before that time. We cannot assure you that current sources of financing will be renewed or that additional financing, if any, will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not otherwise available to us, we could be required to delay research and development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our activities are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international activities are subject to risks typical of international activities, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of June 30, 2009 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the six months ended June 30, 2009, sales denominated in foreign currencies were approximately 29% of total revenue and as such, our revenue would have decreased by approximately $0.7 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the six months ended June 30, 2009, expenses denominated in foreign currencies were approximately 15% of our total expenses and as such, our operating expenses would have decreased by approximately $0.5 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at June 30, 2009 would not have materially affected the carrying amounts of those net assets.

Interest Rate Risk

We have exposure to interest rate risk related to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing the risk of loss. Our interest income is sensitive to changes in the general level of U.S. interest rates. When appropriate, we invest our excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. These instruments generally have maturities of two years or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions. Accordingly, we believe that while the instruments we typically purchase are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of June 30, 2009, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. However, because our outstanding debt is subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in no increase in interest expense for the six months ended June 30, 2009.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

At the Annual Meeting of Stockholders held on June 10, 2009 the stockholders of Stereotaxis, Inc. elected Christopher Alafi, Abhijeet J. Lele and Robert J. Messey as Class II members of the Board of Directors of the Company to terms expiring at the Annual Meeting of Stockholders in the year 2012. The following table sets forth the votes for each director:

	Votes For	Withheld
Christopher Alafi	36.875.386	264,455
Abhijeet J. Lele	34,641,905	2,497,936
Robert J. Messey	36,805,689	334,152

After the meeting, our Board of Directors consisted of the individuals listed above plus David W. Benfer, Bevil J. Hogg, Michael P. Kaminski, William M. Kelley, Fred A. Middleton, William C. Mills III and Eric N. Prystowsky.

At the Annual Meeting of Stockholders, the stockholders approved the 2009 Employee Stock Purchase Plan. The proposal received 23,122,623 votes “for” ratification, 511,052 “against” ratification and 27,702 shares abstained

At the Annual Meeting of Stockholders, the stockholders approved amendments to the 2002 Stock Incentive Plan. The proposal received 21,381,339 votes “for” ratification, 2,238,778 “against” ratification and 41,260 shares abstained

At the Annual Meeting of Stockholders, the stockholders approved a one-time stock option exchange program. The proposal received 19,573,565 votes “for” ratification, 4,033,865 “against” ratification and 53,947 shares abstained

At the Annual Meeting of Stockholders, the stockholders ratified the appointment of Ernst & Young, LLP as the Company’s independent registered public accountants to examine the financial statements of the Company for the 2009 fiscal year. The proposal received 37,030,465 votes “for” ratification, 71,746 “against” ratification and 37,630 shares abstained.

Total shares eligible to vote at the Annual Meeting were 42,338,642.

ITEM 5. OTHER INFORMATION

(a) The Second Amendment to Employment Agreement effective January 1, 2009 between Michael Kaminski and the Company (“Second Amendment”) has been corrected to remove language incorrectly stating that severance payments received as a result of change of control will be reduced in the event of new employment (as was correctly described in the 2009 proxy.) In addition the Second Amendment has been corrected to include language that with respect to compliance with section 409A of the Internal Revenue Code concerning the treatment of deferred compensation. A Corrected Second Amendment to Employment Agreement has accordingly been filed herewith to replace and supersede the Second Amendment originally filed as Exhibit 10.8c to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

As previously disclosed on the Company’s Form 8-K dated February 18, 2009 (filed February 24, 2009 (File No. 000-50884), the Compensation Committee of the Company’s Board of Directors of Stereotaxis, Inc. (the “Company”) approved modifications to the severance packages for Douglas M. Bruce, Louis T. Ruggiero, James M. Stolze and Melissa C. Walker, in order to standardize the severance arrangements for the Company’s executive officers. The Company is filing herewith amendments to those officers’ employment agreements implementing and effectuating such modifications.

In addition, as previously disclosed on the Company’s Form 8-K dated August 6, 2009 (filed August 6, 2009) (File No. 000-50884), the Company entered into an employment agreement with Daniel J. Johnston, who will become the Company’s Chief Executive Officer effective November 15, 2009. The Company is filing herewith Mr. Johnston’s employment agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: August 7, 2009	By:	/s/ Michael P. Kaminski
Michael P. Kaminski,
Chief Executive Officer

Date: August 7, 2009	By:	/s/ James M. Stolze
James M. Stolze, Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1 #	2009 Employee Stock Purchase Plan, as adopted June 10, 2009.

10.2 #	2002 Stock Incentive Plan, as amended and restated June 10, 2009.

10.3 #	Corrected Second Amendment to Employment Agreement dated August 6, 2009 by and between Michael P. Kaminski and the Registrant.

10.4 #	Amendment to Employment Agreement dated August 6, 2009 between Douglas M. Bruce and the Registrant

10.5 #	Amendment to Employment Agreement dated August 6, 2009 between Louis T. Ruggiero and the Registrant

10.6 #	Amendment to Employment Agreement dated August 6, 2009 between James M. Stolze and the Registrant

10.7 #	Amendment to Employment Agreement dated August 6, 2009 between Melissa C. Walker and the Registrant

10.8 #	Employment Agreement dated August 5, 2009 between Dan Johnston and the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

#	Indicates management contract or compensatory plan
(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.