Form 10-Q
period 2009-09-30
Stereotaxis, Inc.
filed 2009-11-06
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232,405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on October 31, 2009 was 50,258,451.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$12,012,659	$30,355,657
Accounts receivable, net of allowance of $265,208 and $328,307 in 2009 and 2008, respectively	11,547,727	9,739,008
Current portion of long-term receivables	340,333	197,351
Inventories	6,979,759	8,086,956
Prepaid expenses and other current assets	3,149,122	2,966,510

Total current assets	34,029,600	51,345,482
Property and equipment, net	5,106,215	6,420,600
Intangible assets, net	1,177,778	1,277,778
Long-term receivables	142,723	298,123
Other assets	27,162	98,382

Total assets	$40,483,478	$59,440,365

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$8,734,824	$3,901,491
Accounts payable	4,084,037	4,561,928
Accrued liabilities	7,962,313	9,873,818
Deferred contract revenue	6,895,840	9,676,339
Warrants	4,988,084	—

Total current liabilities	32,665,098	28,013,576

Long-term debt, less current maturities	22,057,304	25,271,547
Long-term deferred contract revenue	1,014,592	1,225,656
Other liabilities	12,963	158,905

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2009 and 2008, none outstanding at 2009 and 2008	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2009 and 2008, 42,783,451 and 42,049,792 shares issued at 2009 and 2008, respectively	42,783	42,050
Additional paid in capital	301,638,671	300,892,957
Treasury stock, 40,151 shares at 2009 and 2008	(205,999)	(205,999)
Accumulated deficit	(316,741,934)	(295,958,327)

Total stockholders’ equity (deficit)	(15,266,479)	4,770,681

Total liabilities and stockholders’ equity	$40,483,478	$59,440,365

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Systems	$8,671,302	$7,365,480	$23,694,613	$19,641,188
Disposables, service and accessories	4,619,391	3,186,169	13,373,484	8,597,503

Total revenue	13,290,693	10,551,649	37,068,097	28,238,691

Cost of revenue:
Systems	3,474,492	3,098,477	9,250,005	8,822,745
Disposables, service and accessories	811,089	543,071	3,162,142	1,427,501

Total cost of revenue	4,285,581	3,641,548	12,412,147	10,250,246

Gross margin	9,005,112	6,910,101	24,655,950	17,988,445

Operating expenses:
Research and development	3,302,008	4,380,466	10,247,877	13,861,339
Sales and marketing	6,290,814	7,012,264	21,424,796	23,297,003
General and administrative	3,654,207	4,719,779	11,006,981	15,458,115

Total operating expenses	13,247,029	16,112,509	42,679,654	52,616,457

Operating loss	(4,241,917)	(9,202,408)	(18,023,704)	(34,628,012)

Other income (expense)	(489,139)	—	66,507	—
Interest income	2,721	33,711	34,069	165,665
Interest expense	(1,085,408)	(904,428)	(2,860,479)	(1,931,606)

Net loss	$(5,813,743)	$(10,073,125)	$(20,783,607)	$(36,393,953)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.28)	$(0.50)	$(1.00)

Weighted average shares used in computing net loss per common share:
Basic and diluted	41,988,251	36,612,877	41,649,094	36,541,593

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(20,783,607)	$(36,393,953)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,628,909	1,690,814
Amortization	100,000	81,898
Amortization of warrants	1,174,882	668,704
Share-based compensation	3,658,620	4,309,466
Loss on asset disposal	551,559	4,188
Impairment charge	338,821	31,598
Non-cash expense net of non-cash royalty (income)	(1,306,530)	1,497,765
Warrant adjustment	(66,507)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,808,719)	76,022
Other receivables	12,418	(95,092)
Inventories	1,275,199	1,604,870
Prepaid expenses and other current assets	749,058	(524,427)
Other assets	71,220	181,649
Accounts payable	(477,891)	(270,822)
Accrued liabilities	(1,519,652)	(2,888,122)
Deferred revenue	(2,991,563)	4,953,905
Other liabilities	(145,942)	(161,916)

Net cash used in operating activities	(19,539,725)	(25,233,453)

Cash flows from investing activities
Purchase of equipment	(1,372,906)	(540,914)
Proceeds from the maturity/sale of available-for-sale investments	—	6,150,000

Net cash provided by (used in) investing activities	(1,372,906)	5,609,086

Cash flows from financing activities
Proceeds from long-term debt	3,000,000	24,000,000
Payments of long-term debt	(499,998)	(2,515,176)
Proceeds from issuance of stock and warrants, net of issuance costs	69,631	902,330

Net cash provided by financing activities	2,569,633	22,387,154

Net (decrease) increase in cash and cash equivalents	(18,342,998)	2,762,787
Cash and cash equivalents at beginning of period	30,355,657	17,022,200

Cash and cash equivalents at end of period	$12,012,659	$19,784,987

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

1. Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or for future operating periods.

On August 6, 2009, the Company filed a Current Report on Form 8-K and on September 8, 2009, the Company filed a Current Report on Form 8-K/A, which included revisions to Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 which the Company originally filed with the Securities and Exchange Commission (SEC) on March 13, 2009 to update disclosure regarding the Company’s liquidity. The Company incorporated the revised financial statements by reference into registration statements on Forms S-3 and S-8 which the Company filed with the SEC. The financial statement revisions include the addition of a footnote which discusses the Company’s liquidity.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 13, 2009 and the Current Reports on Form 8-K and Form 8-K/A as filed with the SEC on August 6, 2009 and September 8, 2009, respectively.

2. Summary of Significant Accounting Policies

Revenue and Costs of Revenue

For arrangements with multiple deliverables, the Company allocates the total revenue to each deliverable based on the provisions of general accounting principles for revenue recognition and revenue arrangements with multiple deliverables and recognizes revenue for each separate element as the criteria are met. Revenue for NIOBE system sales is recognized for the portion of sales price due upon delivery, provided that delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The greater of the fair market value or the amount of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since such arrangements do not include an installation element or right of return privileges. If uncertainties exist regarding collectability, the Company recognizes revenue when those uncertainties are resolved. The Company may deliver systems to a non-hospital site at the customer’s request. The Company evaluates whether delivery has occurred considering the guidance under general accounting principles for revenue recognition with respect to “bill and hold.” The Company recognizes revenue for ODYSSEY and CINEMA system sales upon completion of installation. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. The Company recognizes revenue from disposable device sales or accessories upon shipment and establishes an appropriate reserve for returns. The Company recognizes amounts earned on the shipment of product to customers as revenue and recognizes costs incurred on the shipment of product to customers as cost of revenue.

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. Product maintenance costs are recorded as incurred and all other costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The Company deducted unearned restricted shares and has excluded all outstanding options, stock appreciation rights and warrants from the calculation of basic loss per common share because all such securities are

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

anti-dilutive for all periods presented. In addition, the application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable because the Company’s unearned restricted shares do not contractually participate in its losses. As of September 30, 2009, the Company had 4,693,188 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $6.68 per share and 8,959,647 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.27 per share. The Company had a weighted average of 725,709 and 783,275 unearned restricted shares for the three and nine months ended September 30, 2009, respectively.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and warrants. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements at September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Money Market funds	$9,215,339	$—	$—	$9,215,339

Total assets measured at fair value	$9,215,339	$—	$—	$9,215,339

Liabilities
Warrants	$—	$—	$4,988,084	$4,988,084

Total liabilities measured at fair value	$—	$—	$4,988,084	$4,988,084

Amounts included in:
Cash and cash equivalents	$9,215,339	$—	$—	$9,215,339

Total assets measured at fair value	$9,215,339	$—	$—	$9,215,339

Amounts included in:
Warrants	$—	$—	$4,988,084	$4,988,084

Total liabilities measured at fair value	$—	$—	$4,988,084	$4,988,084

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value – Other Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of September 30, 2009 and December 31, 2008.

Cash and cash equivalents, accounts receivable and accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

Long and short-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value.

The carrying amounts and estimated fair value of the Company’s debt are summarized as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Short-term debt	$8,734,824	$8,812,726	$3,901,491	$3,986,400
Long-term debt	22,057,304	22,737,653	25,271,547	26,045,873

	$30,792,128	$31,550,379	$29,173,038	$30,032,273

Share-Based Compensation

The Company accounts for its grants of stock options, stock appreciation rights and restricted shares and for its employee stock purchase plan in accordance with the provisions of general accounting principles for share-based payment. These accounting principles require the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests.

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

At September 30, 2009, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $6.3 million, net of estimated forfeitures of approximately $1.0 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments by stockholders, and included the Company’s unrealized income (loss) on marketable securities. During the three and nine months ended September 30, 2009 and 2008, unrealized gains or losses related to investments were not material. Accumulated other comprehensive income (loss) at September 30, 2009 and 2008 was not material.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) ratified the consensus reached on general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. These principles clarify the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under general accounting principles for derivatives and hedging activities. The general accounting principles for

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

determining whether an instrument (or embedded feature) is indexed to an entity’s own stock are effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company). In conjunction with its December 2008 registered direct offering, the Company issued warrants to purchase shares of the Company’s common stock. One of the warrant series was determined to be a derivative instrument based on the clarification within these general accounting principles. As of January 1, 2009, the fair value of these warrants was reclassified from equity to a current liability. The fair value of the warrant will be periodically remeasured with any changes in value recognized in “Other income (expense)” in the financial statements. See Derivative Instruments below for the required disclosures related to derivative instruments.

Effective January 1, 2009 the Company adopted new guidance related to general accounting principles for participating securities. This guidance addresses whether instruments granted in share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing EPS under the “two-class method”. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This guidance is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company) with all prior period EPS data to be adjusted retrospectively. Because the Company’s restricted share awards do not contractually participate in its losses, the Company has not used the two-class method to calculate basic and diluted EPS.

Effective January 1, 2009, the Company adopted new guidance related to general accounting principles for disclosures about derivative instruments and hedging activities. This guidance requires additional quantitative disclosures and qualitative disclosures for derivative instruments. The required disclosures must address the following: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under general accounting principles for derivatives and hedging activities and their related interpretations and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance does not change the accounting treatment for derivative instruments. Since this guidance only required additional disclosure, the adoption did not impact the Company’s results of operations, financial condition or cash flows.

Effective June 30, 2009, the Company adopted new guidance related to general accounting principles for subsequent events. This guidance modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, this guidance modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 6, 2009. The adoption did not have any impact on the Company’s results of operations, financial condition or cash flows.

Effective April 1, 2009, the Company adopted guidance related to general accounting principles for interim disclosures about fair value of financial instruments, which increases the frequency of fair value disclosures. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this guidance did not have any impact on the Company’s results of operations, financial condition or cash flows. See “Fair Value – Other Financial Instruments” for the required interim disclosures about fair value of financial instruments.

In the third quarter of 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of accounting principles generally accepted in the United States (GAAP). These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

In October 2009, the FASB issued an update to existing guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. The FASB issued an update to existing guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third party evidence of the selling price for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company expects to early adopt the new guidance on January 1, 2010. We have not yet determined its impact on our financial statements.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Inventory

Inventory consists of the following:

	September 30, 2009	December 31, 2008

Raw materials	$2,572,005	$1,551,794
Work in process	317,760	480,400
Finished goods	4,828,663	6,638,040
Reserve for obsolescence	(738,669)	(583,278)

Total inventory	$6,979,759	$8,086,956

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2009	December 31, 2008

Prepaid expenses	$846,903	$1,239,805
Deferred cost of revenue	320,006	816,096
Deferred debt issue costs	992,756	94,852
Other assets	989,457	815,757

Total prepaid expenses and other current assets	$3,149,122	$2,966,510

5. Property and Equipment

Property and equipment consist of the following:

	September 30, 2009	December 31, 2008

Equipment	$8,651,903	$10,504,504
Equipment held for lease	547,416	547,416
Leasehold improvements	2,327,255	1,918,653

	11,526,574	12,970,573
Less: Accumulated depreciation	(6,420,359)	(6,549,973)

Net property and equipment	$5,106,215	$6,420,600

6. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2009	December 31, 2008

Accrued salaries, bonus, and benefits	$3,897,849	$5,215,219
Accrued research and development	588,927	399,405
Accrued legal and other professional fees	682,444	622,862
Other	2,793,093	3,636,332

Total accrued liabilities	$7,962,313	$9,873,818

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Deferred Revenue

Deferred revenue consists of the following:

	September 30, 2009	December 31, 2008

Product shipped, revenue deferred	$741,135	$2,942,032
Customer deposits	1,961,742	2,482,081
Deferred service and license fees	5,207,555	5,477,882

	7,910,432	10,901,995
Less: Long-term deferred revenue	(1,014,592)	(1,225,656)

Total current deferred contract revenue	$6,895,840	$9,676,339

8. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	September 30, 2009	December 31, 2008

Revolving credit agreement, due March 2010	$16,234,824	$13,234,824
Term note, due June 2010	500,000	1,000,000
Biosense Webster Advance	14,057,304	14,938,214

Total debt	30,792,128	29,173,038
Less current maturities	(8,734,824)	(3,901,491)

Total long term debt	$22,057,304	$25,271,547

In December 2008, the Company agreed to amend its Note and Warrant Purchase Agreement with stockholders who are affiliates of two members of its board of directors (“Lenders”), pursuant to which the Lenders agreed to loan the Company up to an aggregate of $10 million on an unsecured basis. As amended, the commitment will expire on the earlier of March 31, 2010 or the date the Company receives at least $20 million of third party, non-bank financing. This facility may also be used by the Company to guarantee its loan commitments with the Company’s primary bank lender. The Company has elected to use the facility to guarantee such loan commitments. In conjunction with the financing commitment, warrants to purchase 1,582,280 shares of the Company’s common stock at an exercise price of $3.16 were issued to the Lenders in February 2009. The warrants were exercisable immediately upon grant and expire five years from the date of grant. The Company recorded the fair value of the warrants in the amount of $2.1 million which will be amortized to interest expense over the commitment period. The unamortized balance as of September 30, 2009 was approximately $1.0 million. See Note 13 – Subsequent Events for additional discussion related to the extension of this commitment.

In March 2009, the Company and Silicon Valley Bank, its primary lending bank, entered into an agreement to amend the revolving line of credit to change the total availability under the line to $25 million, with up to $10 million available under the line supported by the guarantees described above and to extend the term of the agreement to March 31, 2010. As of September 30, 2009, $6.2 million due under this agreement has been classified as short term debt and $10 million due under this agreement has been classified as long term debt in the accompanying balance sheet. Under the revised facility, the Company is required to maintain a minimum “tangible net worth” as defined in the agreement. Interest on the facility accrues at the rate of prime plus 0.5%, subject to a floor of 6%, for the amount under guarantee, and prime plus 1.75%, subject to a floor of 7%, for the remaining amounts. As of September 30, 2009, the Company had $16.2 million outstanding under the revolving line of credit with current borrowing capacity of $19.2 million, including amounts already drawn. As such, the Company had the ability to borrow an additional $3.0 million under the revolving line of credit at September 30, 2009. As of September 30, 2009, the Company was in compliance with all covenants of the bank loan agreement. See Note 13 – Subsequent Events for additional discussion related to the increase in this line of credit and the extension of its maturity.

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In July 2008, the Company and Biosense Webster, Inc. entered into an amendment to their existing agreements. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the revenue share provisions of the existing agreement. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or might be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and would be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses accrue at an interest rate of the prime rate plus 0.75%. Outstanding revenue share advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. As of September 30, 2009, approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of September 30, 2009, approximately $5.0 million of royalty payments had been used to reduce the advances. Of the remaining $14.1 million owed to Biosense Webster, including accrued interest, $12.1 million has been classified as long-term debt and $2.0 million has been classified as short-term debt in the accompanying balance sheet.

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Stockholders’ Equity

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in both the Company’s Annual Report on Form 10-K and Current Report on 8-K for the fiscal year ended December 31, 2008 and the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 24, 2009. At September 30, 2009, the Board of Directors had reserved a total of 5,323,489 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

During the third quarter of 2009, the Company allowed certain option holders to participate in a one-time stock option exchange program. The exchange program allowed the Company to cancel certain stock options in exchange for the grant of a lesser amount of stock options with lower exercise prices at the election of option holders. The exchange ratios used resulted in a fair value of the replacement options to be granted that was approximately equal to the fair value of the options that were surrendered and thus, no incremental expense was recognized in conjunction with this option exchange. Of the 975,121 options eligible under the program, 407,832 options were cancelled by the Company in exchange for the granting of 149,976 replacement options. This exchange program was approved by the stockholders on June 10, 2009.

A summary of the option and stock appreciation rights activity for the nine months ended September 30, 2009, including the impact of the exchange, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share

Outstanding, December 31, 2008	4,480,683	$0.25 - $14.84	$7.52
Granted	823,780	$3.43 - $ 4.50	$3.99
Exercised	(3,472)	$1.62	$1.62
Forfeited	(607,803)	$0.54 - $14.84	$9.27

Outstanding, September 30, 2009	4,693,188	$0.25 - $14.84	$6.68

A summary of the restricted share grant activity for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Outstanding, December 31, 2008	1,021,718	$6.84
Granted	41,800	$4.06
Vested	(72,011)	$8.17
Forfeited	(64,491)	$6.84

Outstanding, September 30, 2009	927,016	$5.64

A summary of the restricted stock outstanding as of September 30, 2009 is as follows:

Number of Shares

Time based restricted shares	342,325
Performance based restricted shares	584,691

Outstanding, September 30, 2009	927,016

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In conjunction with its December 29, 2008 registered direct offering, the Company issued warrants to purchase 1,792,408 shares of the Company’s common stock that contained a provision that required a reduction of the exercise price if certain equity events occurred. Under the provisions of general accounting principles for derivatives and hedging activities and determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, such a reset provision no longer meets the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations. General accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock became effective for the Company as of January 1, 2009. Accordingly, the fair value of the warrants as of that date was reclassified from stockholders’ equity into current liabilities at that date. The Company determined that no change in fair value had occurred between the date of closing and December 31, 2008 and as such, the Company did not record a cumulative effect for the change in accounting principal upon adoption of this guidance.

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $4,988,084 were measured at fair value on a recurring basis as of September 30, 2009 and were valued using Level 3 valuation inputs. A Black Scholes model was used to value the Company’s warrants at September 30, 2009 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 65%; 3) risk-free interest rate of 2.31%; and 4) expected life of 4.75 years. The fair value of the outstanding derivative instrument and the effect on the Statement of Operations is as follows:

Fair Value of Warrants

Balance, January 1, 2009	$5,054,591
Change in fair value	(250,937)

Balance, March 31, 2009	$4,803,654
Change in fair value	(304,709)

Balance, June 30, 2009	$4,498,945
Change in fair value	489,139

Balance, September 30, 2009	$4,988,084

10. Product Warranty Provisions

The Company’s standard policy is to warrant all NIOBE, ODYSSEY and CINEMA systems against defects in material or workmanship for one year following installation. The Company’s estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. A regular review of warranty obligations is performed to determine the adequacy of the reserve and adjustments are made to the estimated warranty liability as appropriate.

Accrued warranty, which is included in other accrued liabilities, consists of the following:

September 30, 2009

Warranty accrual at December 31, 2008	$534,122
Warranty expense incurred	370,726
Payments made	(310,206)

Warranty accrual at September 30, 2009	$594,642

11. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Related Party Transactions

In February 2009, the Company exercised its option to extend a $10 million commitment for unsecured borrowings through the earlier of March 2010 or the date the Company receives $20 million of third party, non-bank financings, from certain stockholders who are affiliates of two members of our board of directors (the “Lenders”). In conjunction with this commitment, the Lenders received five-year warrants to purchase 1,582,280 shares of common stock at a price of $3.16 per share. The Company recorded the fair value of $2,072,787 to other current assets and will amortize the expense over the term of the commitment. During the three and nine months ended September 30, 2009, the Company expensed $500,307 and $1,080,031, respectively related to these warrants which was recorded as interest expense.

13. Subsequent Events

In October 2009, the Company received a commitment letter from its primary lender indicating the lender’s commitment to extend the maturity of the current working capital line of credit from March 31, 2010 to March 31, 2011 and to increase the total availability under the line from $25 million to $30 million, retaining the $10 million sublimit for borrowings supported by guarantees from the Lenders as defined in Note 12. Also in October 2009, the Company received from the Lenders an extension of their commitment to provide $10 million in either direct loans to the Company or loan guarantees to the Company’s primary bank lender through the earlier of March 31, 2011 or the date the Company receives $30 million of third party, non-bank financing, coincidental with the proposed maturity of the bank line of credit, as amended. The Company granted to the Lenders 664,064 warrants in exchange for their extension. The warrants are exercisable at $4.25 per share, beginning on March 1, 2010 and expiring on February 28, 2015. The fair value of these warrants of $1,232,503, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably.

In October 2009 the Company completed a public offering of its common stock in which it issued 7,475,000 shares and realized approximately $28 million in proceeds, net of fees and expenses.

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

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias, coronary artery disease and peripheral vascular disease. The NIOBE system is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. In addition to the NIOBE system and its components, Stereotaxis also has developed the ODYSSEY information management system which provides an innovative information backbone for managing, controlling, recording and sharing procedures performed in interventional labs. The ODYSSEY workstation standardizes data integration for magnetic and standard interventional labs by enhancing the physician workflow through a consolidated display of multiple systems and eliminating the challenge of interacting simultaneously with many separate diagnostic systems. CINEMA then captures a complete record of synchronized procedure data that can be viewed live or from a comprehensive archive of cases performed. Hospitals can also share procedures with other institutions providing a forum for defining clinical best practices across a broad spectrum of medical procedures. The core components of the NIOBE and the ODYSSEY systems have received regulatory clearance in the U.S., Canada, Europe and various other countries. Such clearance is not required for the CINEMA.

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

Revenue Recognition

For arrangements with multiple deliverables, we allocate the total revenue to each deliverable based on the provisions of general accounting principles for revenue recognition and revenue arrangements with multiple deliverables, and recognize revenue for each separate element as the criteria are met. Under this guidance, we are required to continually evaluate whether we have separate units of accounting for deliverables within certain contractual arrangements we have made with customers, specifically as it relates to the sale and installation of our Magnetic Navigation System. We determined that installation of our NIOBE system meets the criteria under this guidance for recognition as a separate element or unit of accounting. Revenue is recognized on the sale of the ODYSSEY or CINEMA system upon completion of installation.

Under our revenue recognition policy, revenue for NIOBE system sales is recognized for the portion of sales price due upon delivery, provided that delivery has occurred, title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. The greater of the fair market value or the amount of the sales price due upon installation is recognized as revenue when the standard installation process is complete. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering the guidance under general accounting principles for revenue recognition with respect to “bill and hold.” Revenue is recognized for ODYSSEY or CINEMA systems upon completion of installation. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans.

We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in our estimates have had only a de minimus effect on revenue recognized in the period. We believe that the estimates are not likely to change significantly in the future.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

Revenue. Revenue increased from $10.6 million for the three months ended September 30, 2008 to $13.3 million for the three months ended September 30, 2009, an increase of approximately 26%. Revenue from the sale of systems increased from $7.4 million to $8.7 million, an increase of approximately 18%, due to an increase in the average revenue realized per system on NIOBE and the number of systems on ODYSSEY and CINEMA. We recognized revenue on six NIOBE, seven ODYSSEY and two CINEMA Systems during the 2009 period, verses six NIOBE systems and four ODYSSEY systems during the 2008 period. Revenue from sales of disposable interventional devices, service and accessories increased to $4.6 million for the three months ended September 30, 2009 from $3.2 million for the three months ended September 30, 2008, an increase of approximately 45%. The increase was attributable to the increased base of installed systems, the resulting disposable sales and related royalties as well as favorable pricing on a next generation proprietary disposable.

Cost of Revenue. Cost of revenue increased from $3.6 million for the three months ended September 30, 2008 to $4.3 million for the three months ended September 30, 2009, an increase of approximately 18%. Cost of revenue for systems sold increased from $3.1 million for the three months ended September 30, 2008 to $3.5 million for the three months ended September 30, 2009, an increase of approximately 12%, primarily due to the increase in the number of ODYSSEY and CINEMA systems sold in the most recent quarter. Cost of revenue for disposables, service and accessories increased to $0.8 million during the 2009 period from $0.5 million during the 2008 period. As a percentage of our total revenue, overall gross margin was approximately 68% for the three months ended September 30, 2009 compared to 65% during the same three month period of the prior year. Gross margin for disposables, service and accessories was essentially unchanged at 82% for the current quarter compared to 83% for the three months ended September 30, 2008.

Research and Development Expenses. Research and development expenses decreased from $4.4 million for the three months ended September 30, 2008 to $3.3 million for the three months ended September 30, 2009, a decrease of approximately 25%. The decrease was due principally to the completion of development of a partnered disposable device.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $7.0 million for the three months ended September 30, 2008 to $6.3 million for the three months ended September 30, 2009, a decrease of approximately 10%. The decrease was primarily headcount related as well as a reduction in estimated bonuses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses decreased to $3.7 million from $4.7 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of approximately 23%. The decrease was due primarily to a reduction of non-cash compensation, headcount, bonus estimate and regulatory process costs.

Other Income (Expense). Other income(expense) represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Income. Interest income decreased to $3,000 for the three months ended September 30, 2009 from $34,000 for the three months ended September 30, 2008, a decrease of approximately 92% due primarily to lower invested balances.

Interest Expense. Interest expense increased to $1.1 million for the three months ended September 30, 2009 from $904,000 for the three months ended September 30, 2008, primarily due to higher amortization of warrants related to the credit support agreement received from affiliates of certain members of our board of directors in 2009 as contrasted with similar warrants issued in 2008. In addition, we had higher average outstanding balances due on the amounts received or deferred in connection with the July 2008 Biosense Webster agreement.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Revenue. Revenue increased from $28.2 million for the nine months ended September 30, 2008 to $37.1 million for the nine months ended September 30, 2009, an increase of approximately 31%. Revenue from the sale of systems increased from $19.6 million to $23.7 million, an increase of approximately 21%, due to an increase in the number of NIOBE systems delivered from eighteen to nineteen and an increase in the average revenue realized per system. In addition, we recognized revenue on fourteen ODYSSEY and two CINEMA Systems during the 2009 period as contrasted with ten ODYSSEY systems recognized during the 2008 period. Revenue from sales of disposable interventional devices, service and accessories increased to $13.4 million for the nine months ended September 30, 2009 from $8.6 million for the nine months ended September 30, 2008, an increase of approximately 56%, driven by the increased base of installed systems, the resulting disposable sales and related royalties as well as favorable pricing on a next generation proprietary disposable.

Cost of Revenue. Cost of revenue increased from $10.3 million for the nine months ended September 30, 2008 to $12.4 million for the nine months ended September 30, 2009, an increase of approximately 21%. Cost of revenue for systems sold increased from $8.8 million for the nine months ended September 30, 2008 to $9.3 million for the nine months ended September 30, 2009, an increase of approximately 5% primarily due to the increase in number of systems delivered offset by a decrease in the average cost of NIOBE systems delivered in the 2009 period. Cost of revenue for disposables, service and accessories increased to $3.2 million during the 2009 reporting period from $1.4 million during the 2008 reporting period due to the costs associated with the increased volume of disposable devices sold and higher software costs associated with new generation software upgrades in 2009. As a percentage of our revenue, gross margin was approximately 67% during the 2009 reporting period compared to 64% during 2008 reporting period.

Research and Development Expenses. Research and development expenses decreased from $13.9 million for the nine months ended September 30, 2008 to $10.2 million for the nine months ended September 30, 2009, a decrease of approximately 26%. The decrease was due principally to the completion of two projects and decreases in headcount related costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $23.3 million for the nine months ended September 30, 2008 to $21.4 million for the nine months ended September 30, 2009, a decrease of approximately 8%. The decrease is primarily due to a reduction in selected sales activities and costs related to headcount and reduction of bonus achievement expectations.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses decreased to $11.0 million from $15.5 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of approximately 29%. The decrease was due primarily to a reduction of non-cash compensation, headcount and regulatory process costs.

Other Income. Other income represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Income. Interest income decreased to $34,000 for the nine months ended September 30, 2009 from $166,000 for the nine months ended September 30, 2008, a decrease of approximately 79% due primarily to lower invested balances.

Interest Expense. Interest expense increased to $2.9 million for the nine months ended September 30, 2009 from $1.9 million for the nine months ended September 30, 2008, primarily due to higher amortization expense related to the warrants related to the credit support commitment received from affiliates of certain members of our board of directors in 2009 as contrasted with similar warrants issued in 2008. In addition, we had higher average outstanding balances due on the amounts received or deferred in connection with the July 2008 Biosense Webster agreement.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At September 30, 2009 we had $12.0 million of cash and equivalents. At September 30, 2009, we had a working capital position of approximately $1.4 million. We had working capital of $23.3 million at December 31, 2008. The decrease in working capital is due principally to the use of cash and utilization of debt to fund our operations, and the reclassification of $4.8 million from equity to current liabilities related to certain warrants issued in our December 2008 financing transaction as required by the adoption of new guidance related to general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock on January 1, 2009.

The following table summarizes our cash flow by operating, investing and financing activities for each of nine month periods ended September 30, 2009 and 2008 (in thousands):

	2009	2008

Cash Flow used in Operating Activities	$(19,540)	$(25,233)

Cash Flow provided by (used in) Investing Activities	(1,373)	5,609

Cash Flow provided by Financing Activities	2,570	22,387

Net cash used in operating activities. We used approximately $19.5 million and $25.2 million of cash for operating activities during the nine months ended September 30, 2009 and 2008, respectively, primarily as a result of operations during these periods. During the nine month periods ended September 30, 2009 and 2008, we used approximately $4.8 million and $2.9 million, respectively, to fund operating assets and liabilities. The increase in cash used for working capital purposes in 2009 was attributed principally to the timing of receipt of payments for systems.

Net cash provided by (used in) investing activities. We used approximately $1.4 million of cash for investing activities during the nine months ended September 30, 2009 for the purchase of equipment and generated $5.6 million of cash during the nine months ended September 30, 2008 principally from the maturity of investments.

Net cash provided by financing activities. We received approximately $2.6 million of cash from financing activities during the nine months ended September 30, 2009 primarily due to additional borrowing under the revolving line of credit. For the nine months ended September 30, 2008 we received approximately $22.4 million from financing activities primarily due to $10 million received under revolving line of credit, $10 million under our advance from Biosense Webster, and $4 million of third party, non-bank financing, offset by repayments under our working capital line of credit and our equipment loan obligations.

Borrowing facilities

In December 2008, we agreed to amend our Note and Warrant Purchase Agreement with stockholders who are affiliates of two members of our board of directors (“Lenders”), pursuant to which the Lenders agreed to loan us up to an aggregate of $10 million on an unsecured basis. As amended, the commitment will expire on the earlier of March 31, 2010 or the date we receive at least $20 million of third party, non-bank financing. This facility may also be used by us to guarantee our loan commitments with our primary bank lender, through the same extended term. We have elected to use the facility to guarantee such loan commitments. In conjunction with the financing commitment, we issued warrants to purchase 1,582,280 shares of our common stock at an exercise price of $3.16 to the Lenders. The warrants were exercisable immediately upon grant and expire five years from the date of grant. In October 2009, we received from the Lenders an extension of their commitment to provide $10 million in either direct loans to us or loan guarantees to our primary bank lender through the earlier of March 31, 2011 or the date we receive at least $30 million of third party, non-bank financing, coincidental with the proposed maturity of the bank line of credit, as amended. We granted to the Lenders 664,064 warrants in exchange for their extension. The warrants are exercisable at $4.25 per share, beginning on March 1, 2010 and expiring on February 28, 2015.

In March 2009, we entered into an agreement with Silicon Valley Bank, our primary lending bank, to amend our revolving line of credit to change the total availability under the line to $25 million, with up to $10 million available under the line supported by the guarantees described above and to extend the term of the agreement to March 31, 2010. Under the revised facility, we are required to maintain a minimum “tangible net worth” as defined in the agreement. Interest on the facility accrues at the rate of prime plus 0.5%, subject to a floor of 6%, for the amount under guarantee, and prime plus 1.75%, subject to a floor of 7%, for the remaining amounts. As of September 30, 2009, we had $16.2 million outstanding under the revolving line of credit with current borrowing capacity of $19.2 million, including amounts already drawn. As such, we had the ability to borrow an additional $3.0 million under the revolving line of credit at September 30, 2009. As of September 30, 2009, we were in compliance with all covenants of the bank loan agreement. In October 2009, the Company received a commitment letter from its primary lender indicating the lender’s commitment to extend the maturity of the current working capital line of credit from March 31, 2010 to March 31, 2011 and to increase the total availability under the line from $25 million to $30 million, retaining the $10 million sublimit for borrowings supported by guarantees from the Lenders.

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

In July 2008, we amended our existing agreements with Biosense Webster, Inc. Pursuant to the amendment, Biosense Webster agreed to advance us $10.0 million against royalty amounts that were owed at the time the amendment was executed or would be owed in the future to us from Biosense Webster. We also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by us to Biosense Webster would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date, as defined in the amendment, but in no event later than December 31, 2011. We have the right to prepay any amounts due pursuant to the amendment at any time without penalty. As of September 30, 2009, approximately $18.0 million had been advanced by Biosense Webster to us pursuant to the amendment and $5.0 million of royalty amounts earned had been used to reduce the advances. Of the approximately $14.1 million owed to Biosense Webster, including accrued interest, $12.1 million has been classified as long term debt and $2.0 million has been classified as short-term debt on our balance sheet. Commencing on May 15, 2010 we are required to make quarterly payments to Biosense Webster equal to the difference between certain aggregate royalty payments recouped by Biosense Webster from us in such quarter and $1.0 million, until the earlier of (1) the date all funds owed by us to Biosense Webster pursuant to the amendment are fully repaid or (2) the Final Payment Date. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster from time to time by deductions from royalty amounts otherwise payable to us.

In October 2009 we completed a public offering of our common stock in which issued we 7,475,000 shares and received approximately $28 million in proceeds, net of fees and expenses.

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

As currently structured, the $25 million bank working capital facility expires on March 31, 2010. However, the Company has received a commitment, subject only to completion of normal documentation, to extend this facility to March 31, 2011 and to increase the line to $30 million. In addition, effective with the October 2009 amendment of our agreement with the Lenders, the financing commitment provided by the Lenders expires on March 31, 2011. While we believe our existing cash, cash equivalents and borrowing facilities will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, we cannot assure that we will not require additional financing before that time. We cannot assure you that additional financing, if any, will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not otherwise available to us, we could be required to delay research and development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our activities are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international activities are subject to risks typical of international activities, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of September 30, 2009 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the nine months ended September 30, 2009, sales denominated in foreign currencies were approximately 25% of total revenue and as such, our revenue would have decreased by approximately $0.9 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the nine months ended September 30, 2009, expenses denominated in foreign currencies were approximately 15% of our total expenses and as such, our operating expenses would have decreased by approximately $0.6 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at September 30, 2009 would not have materially affected the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of September 30, 2009, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. However, because our outstanding debt is subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in no increase in interest expense for the nine months ended September 30, 2009.

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

STEREOTAXIS, INC.
(Registrant)

Date: November 6, 2009	By:	/S/ MICHAEL P. KAMINSKI
Michael P. Kaminski,
Chief Executive Officer

Date: November 6, 2009	By:	/S/ JAMES M. STOLZE
James M. Stolze,
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.