Form 10-K
period 2009-12-31
Stereotaxis, Inc.
filed 2010-03-15
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NASDAQ Global Market on June 30, 2009) was approximately $120 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2010 was 50,306,376.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

STEREOTAXIS, INC.

i

PART I

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

•	our business strategy;

•	our value proposition;

•	the timing and prospects for regulatory approval of our additional disposable interventional devices;

•	the success of our partnerships and strategic alliances;

•	our estimates regarding our capital requirements;

•	our ability to fund operations through cash flows from operations or by raising additional capital;

•	the ability of physicians to perform certain medical procedures with our products safely, effectively and efficiently;

•	the adoption of our products by hospitals and physicians;

•	the market opportunity for our products, including expected demand for our products;

•	our plans for hiring additional personnel; and

•	any of our other plans, objectives, expectations and intentions contained in this annual report that are not historical facts.

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

OVERVIEW

We design, manufacture and market an advanced cardiology instrument control system for use in a hospital’s interventional medical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling important therapeutic solutions and enhancing the efficiency and efficacy of existing catheter-based, or interventional, procedures. Our Niobe® system allows physicians to more effectively navigate proprietary catheters, guidewires and other delivery devices, both our own and those we are co-developing with strategic partners, through the blood vessels and chambers of the heart to treatment sites in order to effect treatment. This is achieved using computer-controlled, externally applied magnetic fields that precisely and directly govern the motion of the internal, or working, tip of the catheter, guidewire or other interventional device. We believe that our Niobe system represents a revolutionary technology in the interventional lab, bringing precise remote digital instrument control and programmability to the interventional lab, and has the potential to become the standard of care for a broad range of complex cardiology procedures. Additionally, our Odyssey™ Enterprise Solution allows physicians to utilize a consolidated user interface and single mouse and keyboard control for multiple systems within the interventional lab.

We believe that our Niobe system is the only commercialized technology that allows remote, computerized control of catheters, guidewires and other delivery devices directly at their working tip. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically important improvements and cost efficiencies over manual interventional methods, which often result in long and unpredictable procedure times with suboptimal therapeutic outcomes. We believe that our technology represents an important advance supporting efficient and effective information management and physician collaboration.

Enhancements to the Odyssey Enterprise Solution allow physicians to remotely view, record, and collaborate with other Odyssey users either with or without a Niobe system. We believe that our Odyssey Enterprise Solution will enhance physician workflow and efficiency in the interventional lab.

We began commercial shipments of our Niobe system in 2003, following U.S. and European regulatory approval of its core components. Niobe system revenue represented 54%, 67%, and 78% of revenue for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, we had recognized revenue on 143 Niobe systems, 37 Odyssey Vision systems and 6 Odyssey™ Enterprise Cinema systems and had approximately $37 million of backlog, consisting of outstanding purchase orders and other commitments for these systems, which we expect will be recognized to revenue within the next 18 months. We had backlog of approximately $45 million as of December 31, 2008 and 2007, using the same 18-month criteria. Of the December 31, 2009 backlog, we expect approximately 82% to be recognized as revenue over the course of 2010. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the Niobe system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our Niobe system can vary significantly from one reporting period to the next.

The Niobe system is designed primarily for use by interventional electrophysiologists in the treatment of abnormal heart rhythms known as arrhythmias and by interventional cardiologists in the treatment of coronary artery disease. To date the significant majority of the Stereotaxis installations worldwide are intended for use in electrophysiology.

Our Niobe system consists of the following proprietary components:

•

our Niobe Magnetic Navigation System, which utilizes permanent magnets to navigate catheters, guidewires and other delivery devices through complex paths in the blood vessels and chambers of the heart to carry out treatment;

•

our Navigant™ advanced user interface, or physician control center, which physicians use to visualize and track procedures and to provide instrument control commands that govern the motion of the working tip of the catheter, guidewire or other interventional device; and

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

In addition to the Niobe system and its components, Stereotaxis also has developed the Odyssey Enterprise Solution, which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Enterprise Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network, providing physicians with a tool for clinical collaboration, remote consultation and training. The Odyssey Enterprise Solution is intended to be acquired in conjunction with a Niobe system or on a stand-alone basis for installation in interventional labs and other locations where clinicians desire improved clinical workflows and related efficiencies.

We currently have regulatory clearance to market our Niobe Magnetic Navigation System, our Navigant advanced user interface, our Cardiodrive automated catheter advancement system, our Odyssey Enterprise Solution and various disposable interventional devices in the U.S., Canada, Europe, and various other countries. We continue to pursue regulatory approvals for additional products and in additional countries as appropriate.

We have alliances with each of Siemens AG Medical Solutions, Philips Medical Systems and Biosense Webster, a subsidiary of Johnson & Johnson. Through these alliances, we integrate our Niobe system with Siemens’ and Philips’ market leading digital imaging and Biosense Webster’s 3D catheter location sensing technology, and develop compatible disposable interventional devices in order to continue to introduce new solutions to the interventional lab. The Siemens and Philips alliances provide for coordination of our sales and marketing efforts with those of our partners to facilitate co-placement of integrated systems. In addition, Siemens provides worldwide service for our integrated systems. Siemens accounted for 13% of total net revenue for the year ended December 31, 2009.

The core elements of our Niobe system are protected by an extensive patent portfolio, as well as substantial know-how and trade secrets.

BACKGROUND

We have focused our clinical and commercial efforts on applications of the Niobe system in electrophysiology procedures for the treatment of arrhythmias and in complex interventional cardiology procedures for the treatment of coronary artery disease.

The rhythmic beating of the heart results from the transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in complications that can range from fatigue to stroke or death. Several million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias.

Nearly half a million people die annually from coronary artery disease, a condition in which the formation of plaque in the coronary arteries obstructs the supply of blood to the heart, making this the leading cause of death in the U.S. Despite various attempts to reduce risk factors, each year approximately one million patients undergo interventional procedures in an attempt to open blocked vessels and another half a million patients undergo open heart surgery to bypass blocked coronary arteries.

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

We believe the Niobe system represents a revolutionary step in the trend toward highly effective, but less invasive, cardiac procedures. As the first technology to permit direct, computerized control of the working tip of a disposable interventional device, the Niobe system enables physicians to perform cardiac procedures interventionally that historically would have been very difficult or impossible to perform in this way and has the potential to significantly improve both the efficiency and efficacy of these treatments. We believe that the Odyssey Enterprise Solution will provide physicians the ability to enhance procedure workflow, more effectively manage their interventional procedures, collaborate with other physicians, and provide the capability to record and review segments or the entire procedure.

CURRENT CHALLENGES IN INTERVENTIONAL MEDICINE

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

THE STEREOTAXIS VALUE PROPOSITION

Our products address the current challenges in the interventional lab by providing precise computerized control of the working tip of the interventional instrument and by integrating this control with the visualization and information systems used during interventional cardiology and electrophysiology procedures, on a cost-justified basis. We believe that the Niobe system is the only commercialized technology that allows remote, computerized control of disposable interventional devices directly at their working tip.

We believe that our systems will:

•

Expand the market by enhancing the treatment of more complex existing cases and potentially enabling new treatments for major diseases. Treatment of a number of major diseases, including atrial fibrillation, cardiac chronic total occlusions, critical limb ischemia due to chronic total occlusions of peripheral arteries, and heart failure through the placement of bi-ventricular pacing devices, is highly problematic using conventional wire and/or catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias, such as atrial fibrillation, are often referred to other more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases interventionally. Because the Niobe system provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult total occlusions and atrial fibrillation to be treated interventionally on a much broader scale than today.

•

Improve outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices leads to sub-optimal results in many procedures. Precise instrument control is necessary for treating a number of cardiac conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. For coronary artery disease, precise and correct navigation and placement of expensive stents also have a significant impact on procedure costs and outcomes. We believe the Niobe system can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by effecting more precise, safe, treatments once these sites are reached.

•

Improve clinical workflow and information management. The Odyssey Enterprise Solution will improve clinical workflow and information management efficiency by integrating and synchronizing the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse control via the Odyssey Vision system. Odyssey Enterprise Cinema systems can provide the customer with remote viewing and recording capabilities. By connecting the lab to other Odyssey sites both within and outside of the hospital via a secure private network, Odyssey Network Connect™ will provide the customer with on-demand support and the ability to participate in site-to-site collaboration and remote training.

•

Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that the Niobe system can reduce complex procedure times compared to manual procedures. We believe the Niobe system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from the Niobe system result from decreased use of multiple catheters, guidewires and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

•

Enhance physician skill levels in order to improve the efficacy of complex cardiology procedures. Training required for physicians to safely and effectively carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of physicians for more complex procedures. The Niobe system can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventional physicians, with more standardized outcomes. In addition, interventional physicians can learn to use the Niobe system in a relatively short period of time. The Niobe system can also be programmed to carry out sequences of complex navigation automatically further enhancing ease of use.

•

Improve patient and physician safety. The Niobe system has been used in more than 26,000 procedures and the incidence of all reported major adverse cardiac events associated with the use of the system for all procedures is approximately 0.1%. This represents what we believe to be a clinically significant improvement in major complication rates over conventional procedures, which can range as high as 2-5% for complex ablations. Additionally, during conventional catheter-based procedures, each of the physicians who stand by the patient table to manually control the catheter, the nursing staff assisting with the procedure, and the patient are exposed to the potentially harmful x-ray radiation from the fluoroscopy field. This exposure can be minimized by reducing procedure times. Reducing procedure times is also beneficial to the patient because of the direct correlation between complication rates and procedure length. The Niobe system can further improve physician safety by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

OUR PRODUCTS

Niobe® System

Our proprietary Niobe system provides the physician with precise remote digital instrument control through user friendly “point and click” computer mouse control, in combination with sophisticated image integration and 3D reconstruction. It can be operated either from beside the patient table, as in traditional interventional procedures, or from a room adjacent to the patient and outside the x-ray fluoroscopy field. The Niobe Magnetic Navigation System navigates disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to deliver treatment using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled by the working tip to arrive at its position in the blood vessels or chambers of the heart. This results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the device.

Through our alliances with Siemens, Philips and Biosense Webster, this precise digital instrument control has been integrated with the visualization and information systems used during electrophysiology procedures in order to provide the physician with a fully-integrated and automated information and instrument control system. We have integrated our Niobe system with Siemens’ and with Philips’ digital x-ray fluoroscopy systems. In addition, we have integrated the Niobe system with Biosense Webster’s 3D catheter location sensing technology to provide accurate real-time information as to the 3D location of the working tip of the instrument, and with Biosense Webster’s ablation tip technology. The combination of these technologies was fully launched in 2005.

The components of the Niobe system are identified and described below:

Niobe® Magnetic Navigation System. Our Niobe Magnetic Navigation System utilizes two permanent magnets mounted on articulating and pivoting arms that are enclosed within a stationary housing, with one magnet on either side of the patient table. These magnets generate magnetic navigation fields that are less than 10% of the strength of fields typically generated by MRI equipment and therefore require significantly less shielding, and cause significantly less interference, than MRI equipment. The Niobe system is indicated for use in cardiac, peripheral and neurovascular applications.

Navigant™ Advanced User Interface. The Navigant advanced user interface is an integrated information and control center that integrates the key information sources used by physicians to provide instrument control directions to precisely govern the motion of the working tip of disposable interventional devices.

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

•	a software package for specific clinical procedures.

Cardiodrive® Automated Catheter Advancement System. As the physician conducts the procedure from the adjacent control room, the Cardiodrive or QuikCAS™ automated catheter advancement system is used to remotely advance and retract the electrophysiology catheter in the patient’s heart while the Niobe magnets precisely steer the working tip of the device.

Odyssey Enterprise Solution

The Odyssey Enterprise Solution offers a fully integrated, real-time information solution to manage, control, record and share procedures across networks or around the world. Odyssey enhances the physician workflow in both interventional and electrophysiology labs through a consolidated user interface of multiple systems on a single display to enable greater focus on the case and improve the efficiency of the lab. Odyssey includes one mouse and keyboard to command multiple systems in the lab from a single point of control. In addition, Odyssey acquires a real-time, remote view of the lab capturing synchronized procedure data for review of important events during cases. Odyssey also enables physicians to review recorded cases and create snapshots following procedures for enhanced clinical reporting, auditing and presentation. Odyssey enables physicians to establish a comprehensive master archive of procedures performed in the lab providing an excellent tool for training new staff on the standard practices. Odyssey further enables procedures to be observed remotely around the world with high speed internet access even wirelessly using a standard laptop or tablet PC.

Regulatory Approval

We have received regulatory marketing clearance, licensing and CE Mark approvals necessary for us to market the Niobe Magnetic Navigation System, the Navigant advanced user interface and the Cardiodrive automated catheter advancement system in the U.S., Canada, Europe and various other countries. We have received regulatory marketing clearance, licensing and CE Mark approvals necessary for us to market the Odyssey Vision in the U.S. and Europe and are in the process of obtaining necessary approvals for all of our products in various other countries. Our total U.S. revenue was $22,309,477, $29,052,328, and $25,930,305 for the years ended December 31, 2009, 2008, and 2007, respectively. Our total international revenue was $28,840,078, $11,312,845, and $13,368,504, for the years ended December 31, 2009, 2008, and 2007, respectively.

DISPOSABLES AND OTHER ACCESSORIES

Our Niobe system is designed to use a toolkit of proprietary disposable interventional devices. The toolkit currently consists of:

•	our Cardiodrive or QuikCAS automated catheter advancement disposable used to provide precise remote advancement of proprietary electrophysiology catheters;

•

our suite of Cronus®, Assert®, Titan® and Pegasus™ coronary guidewires suitable for use in interventional cardiology procedures for the introduction and placement of over-the-wire therapeutic devices, such as stents and angioplasty balloons; and

•

the CARTO® RMT navigation and ablation system, CELSIUS® RMT, NAVISTAR® RMT, NAVISTAR® RMT DS, and NAVISTAR® RMT THERMOCOOL® Irrigated Tip Diagnostic/Ablation Steerable Tip Catheters co-developed with Biosense Webster, as described below.

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

CLINICAL APPLICATIONS

We have focused our clinical and commercial efforts on applications of the Niobe system in electrophysiology procedures for the treatment of arrhythmias and in complex interventional cardiology procedures for the treatment of coronary artery disease. Our system potentially has broad applicability in other areas, such as interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine, and our patent portfolio has been structured to permit expansion into these areas.

Electrophysiology

The rhythmic beating of the heart results from the transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in symptoms that can range from fatigue to stroke or death. Several million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias. The most common arrhythmia in adults is atrial fibrillation. This chaotic electrical activity of the top chambers of the heart is estimated to be present in over two million people in the United States and over five million people worldwide. The incidence is expected to continue to rise as the population ages and life expectancy continues to increase. Atrial fibrillation is a major physical and economic burden. This arrhythmia is associated with stroke, heart failure, and adverse symptoms causing patients to be very motivated to seek treatment. The combination of symptoms, prevalence and co-morbidities make atrial fibrillation a major economic factor in healthcare. We believe payers are very interested in therapies that may reduce the financial impact of this disease.

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

•

Ventricular Tachycardia. Ventricular tachycardia is a malignant, potentially lethal arrhythmia that is extremely difficult and time consuming to treat by catheter ablation because of the mechanical force of a conventional catheter against the heart wall. The magnetic catheter has been characterized as the ideal tool for this application. These arrhythmias can often be modified or interrupted by the pressure of a conventional catheter making it very difficult to identify the appropriate location for the ablation, whereas magnetic catheters produce fewer extra beats and provide for easier and more efficient mapping of the diseased tissue. Successful ablation of ventricular tachycardia can extend the useful life of an implantable defibrillator, reduce shocks to the patient, reduce the need for antiarrhythmic drugs or, in some cases, obviate the need for an expensive implantable device and its associated follow-up.

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

We estimate that approximately 10-15% of these interventional cardiology procedures currently being performed are complex and therefore require longer procedure times and may have sub-optimal outcomes. We believe that our system can substantially benefit this subset of complex interventional cardiology procedures, including procedures involving:

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

Peripheral Arterial Disease (PAD)

PAD is a form of atherosclerosis or blockage of an artery which restricts blood flow to the extremities, typically the lower legs. It is the third most prevalent disease in the U.S. and the number of people affected is expected to grow to over 22 million in 2020. Individuals suffering from PAD often experience chronic total occlusions.

Chronic total occlusions are classified as blockages that completely obstruct the flow of blood through an artery for an extended period of time, usually 30 days or more. Chronic total occlusions, which are often a factor in peripheral vascular disease, pose a serious health risk and require a safe, effective method of treatment. We believe the Niobe system can help overcome the significant challenges faced by clinicians in manually delivering guidewires and other devices across chronic total occlusions, by providing precise magnetic tip control in combination with 3-D image reconstruction of these complex vascular lesions. We do not anticipate any significant revenue from these applications in the near term.

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

COLLABORATIONS

We have entered into collaborations with technology leaders in the global interventional market, including Siemens, Philips, and Biosense Webster that we believe will aid us in commercializing our Niobe system. We believe our two imaging partners, Siemens and Philips, have a significant percentage of the installed base of imaging systems worldwide.

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

Imaging Partners

Siemens Alliance. We have successfully integrated our Niobe system with Siemens’ digital fluoroscopy system to provide advanced interventional lab visualization and instrument control through user-friendly computerized interfaces. We also coordinate our sales efforts with Siemens to co-place integrated systems at leading hospital sites in the U.S., Europe and in Asia. Under this alliance and under a separate services agreement, Siemens provides site planning, project management, equipment maintenance and support services for our products directly to our customers. To date, the majority of our systems placed for clinical use have been integrated with Siemens’ digital fluoroscopy systems. We have also entered into a separate development agreement for the Japanese market under which Siemens will coordinate regulatory approval and distribute, install and service our Niobe systems, whether integrated with the x-ray system of Siemens, or other third parties, in Japan. We have also entered into a software distribution agreement with Siemens under which we have the right to sublicense Siemens’ 3D pre-operative image navigation software as part of our Navigant advanced user interface.

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

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on a profit formula for sales of the co-developed catheters, and our royalty increases under certain circumstances. Under this alliance, we agreed to certain restrictions on our ability to co-develop and distribute catheters competitive with those we are developing with Biosense Webster and granted Biosense Webster certain notice and discussion rights for product development activities we undertake relating to localization and magnetically enabling interventional disposable devices in cardiology fields outside of electrophysiology and mapping.

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

In May 2007 we amended our agreement with Biosense Webster to extend the development and distribution alliance related to the magnetically enabled irrigated tip catheters until December 31, 2011 and also to explore opportunities for expanding their integrated technology for the delivery of cells and other biological agents for the treatment of heart failure.

In July 2008, we reached an agreement with Biosense Webster under which Biosense Webster advanced us $10 million and allowed us to defer up to $8 million of payments due to Biosense Webster for research and development related to jointly developed products. Repayment of these advances will be recouped by Biosense Webster from royalties otherwise owing to us on the sale of magnetically enabled co-developed catheters and/or through periodic minimum payments. If not fully recouped, any remaining advances will be due to Biosense on December 31, 2011.

Our agreement with Biosense Webster relating to exclusive integration with their 3D localization system expired in May 2009 and certain aspects of our agreement relating to exclusive development and sale of magnetically enabled non-irrigated catheters, including Biosense Webster’s distribution rights, were extended to May 2010. We are in discussion with Biosense Webster to determine the ongoing relationship between Biosense Webster and us as it relates to future co-development, integration, and distribution of the 3D localization system and non-irrigated magnetically enabled mapping and ablation catheters.

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

CUSTOMER SERVICE AND SUPPORT

Stereotaxis provides worldwide maintenance and support services to our customers for our integrated products with the assistance of certain strategically-based partners. By utilizing these relationships, we provide direct, on-site technical support activities, including call center, customer support engineers and service parts logistics and delivery. In certain situations, we use these third parties as a single point of contact for the customer, which allows us to focus on providing installation, training, and back-up technical support.

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

Our sales and marketing efforts include three important elements: (1) selling Niobe systems directly and through co-marketing agreements with our imaging partners, Siemens and Philips and through distributors; (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service; and (3) increasing the market penetration of Odyssey in standard labs.

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

INTELLECTUAL PROPERTY

Our strategy is to patent the technology, inventions and improvements that we consider important to the development of our business. As a result, we have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposables interventional devices and our 3D integration technology. As of December 31, 2009, we had 83 issued U.S. patents, 2 co-owned U.S. patents and 7 licensed U.S. patents. In addition, we had 115 pending U.S. patent applications, 7 co-owned U.S. patent applications, 5 licensed U.S. patent applications. As of December 31, 2009 we had 9 issued foreign patents and one licensed-in foreign patent, 3 pending Patent Cooperation Treaty applications and 24 owned and one co-owned Foreign Patent Applications. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing.

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

We have also developed substantial know-how in magnet design, magnet physics and magnetic instrument control that was developed in connection with the development of the Niobe system, which we maintain as trade secrets. This know-how centers around our proprietary magnet design, which is a critical aspect of our ability to design, manufacture and install a cost-effective Magnetic Navigation System that is small enough to be installed in a standard interventional lab. It would also be technically difficult and costly to reverse engineer our Odyssey Enterprise System, which contains numerous complex algorithms and proprietary software and hardware configurations, and requires substantial knowledge to design and assemble, which we maintain as trade secrets. These proprietary software and hardware, some of which is owned by Stereotaxis, and some of which is licensed to Stereotaxis exclusively in its field of use, is a material aspect of the ability to design, manufacture and install a cost-effective and efficient information integration, storage, and delivery platform.

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

We consider the primary competition to our Niobe system to be existing manual catheter-based interventional techniques and surgical procedures. To our knowledge, we are the only company that has commercialized remote, digital and direct control of the working tip of catheters and guidewires for interventional use. Our success depends in part on convincing hospitals and physicians to convert existing interventional procedures to computer-assisted procedures.

We also face competition from companies that are developing new approaches and products for use in interventional procedures, including robotic approaches that are directly competitive with our technology. Some of these companies may have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the interventional lab. We are aware of one public company that has commercialized a catheter delivery system which has been cleared by the FDA for mapping procedures only and one private company at a much earlier stage of development. We also face competition from companies who currently market or are developing drugs, gene or cellular therapies to treat the conditions for which our products are intended.

We face direct competition to certain products in our Odyssey Enterprise Solution, such as the Odyssey Vision. These competitor products primarily compete with individual components of our Odyssey Enterprise Solution. We expect to continue to face competitive pressure in this market in the future, based on the rapid pace of advancements with this technology.

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

Currently our Niobe Magnetic Navigation System, Navigant advanced user interface, Cardiodrive automated catheter advancement system, Odyssey™ Vision, Tangent electrophysiology mapping catheter, Helios II electrophysiology ablation catheter, the Cronus and Assert families of coronary guidewires, the Titan and Pegasus™ families of guidewires and our RF guidewire have been cleared by the FDA to be used in interventional procedures. In addition, Biosense Webster received FDA approval for the CELSIUS® RMT, the NAVISTAR® RMT, the NAVISTAR® RMT DS, and the NAVISTAR® RMT THERMOCOOL® Irrigated Tip diagnostic/ablation steerable tip catheters as described above.

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

Employees

As of December 31, 2009, we had 186 employees, 42 of whom were engaged directly in research and development, 79 in sales and marketing activities, 24 in manufacturing and service, 12 in regulatory, clinical affairs and quality activities, 6 in training activities and 23 in general administrative and accounting activities. None of our employees is covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

The market for our products and related technology is not well established. To achieve continued sales, hospitals must purchase our products, and in particular, our Niobe Magnetic Navigation System. The Niobe Magnetic Navigation System, which is the core of our Niobe system, is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision for the Niobe system based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the Niobe system is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. Although priced significantly below a Niobe system, the Odyssey system is still an expensive product. If hospitals do not widely adopt our systems, or if they decide that they are too expensive, we may never become profitable. Any failure to sell as many systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, and cash flow.

General economic conditions could materially adversely impact us.

Our operating performance is dependent upon economic conditions in the United States and in other countries in which we operate. The recent economic downturn or the lack of a robust recovery in the United States and in other countries in which we sell our products may cause customers to delay purchasing or installation decisions or cancel existing orders. The Niobe and Odyssey systems are typically purchased as part of a larger overall capital project and an economic downturn or the lack of a robust recovery might make it more difficult for our customers, including distributors, to obtain adequate financing to support the project or to obtain requisite approvals. Any delay in purchasing decisions or cancellation of purchasing commitments may result in a decrease in our revenues. The credit crisis could further affect our business if key suppliers are unable to obtain financing to manufacture our products or become insolvent and we are unable to manufacture product to meet customer demand. If conditions become more severe or continue longer than we anticipate, we may experience a material negative decrease on the demand for our products which may, in turn, have a material adverse effect on our revenue, profitability, financial condition, ability to raise additional capital and the market price of our stock.

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

In order for physicians to learn to use the Niobe system, they must attend structured training sessions in order to familiarize themselves with a sophisticated user interface. Market acceptance could be delayed by lack of physician willingness to attend training sessions, by the time required to complete this training, or by state or institutional restrictions on the ability of the Company to provide training. An inability to train a sufficient number of physicians to generate adequate demand for our products could have a material adverse impact on our financial condition and cash flow.

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

We may not generate cash from operations or be able to raise the necessary capital to commercialize our existing products and invest in new products.

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

While we believe our existing cash, cash equivalents and investments, and funds available from our current borrowing sources will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, we cannot assure you that we will not otherwise require additional financing before that time. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have incurred substantial losses in the past and may not be profitable in the future.

We have incurred substantial net losses since inception, and we expect to incur substantial net losses into 2010 as we continue the commercialization of our products. We may not be successful in completing the development or commercialization of our technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

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

We depend on contract manufacturers to produce and assemble certain of the components of our systems and other products such as our guidewires and electrophysiology catheter advancement devices. We also depend on various third party suppliers for the magnets we use in our Niobe Magnetic Navigation Systems and certain components of our Odyssey Enterprise Solution. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our Niobe Magnetic Navigation System and certain components of our Odyssey Enterprise Solution, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

The Niobe system is designed to have the potential for expanded applications beyond electrophysiology and interventional cardiology, including congestive heart failure, structural heart repair, interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine. We continue to develop the Odyssey system and the related Odyssey Enterprise Cinema and Odyssey Network Connect features, for interventional labs that have a Niobe system installed as well as those standard interventional labs that do not have a Niobe system installed. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected industries and sites and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

The rate of technological innovation of the Odyssey Enterprise Solution might not keep pace with the rest of the market.

The rate of innovation for the market in which Odyssey competes is fast-paced and requires significant resources and innovation. The technology surrounding these products is still in its growth stages and if a larger competitor with significant capital entered the market, it could be difficult for us to maintain our advantages associated with being an early developer of this technology. In addition, connectivity with other devices in the electrophysiology lab is a key driver of value for the Odyssey system. If the Company is not able to continue to commit sufficient resources to ensure that its products are compatible with other products within the electrophysiology lab, this could have a negative impact on Odyssey revenue.

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

Additionally, any modification to an FDA 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. Modifications to a PMA approved device or its labeling may require either a new PMA or PMA supplement approval, which could be a costly and lengthy process. In addition, if we are unable to obtain on-label approval for key applications, we may face product market adoption barriers that we cannot overcome. In the future, we may modify our products after they have received clearance or approval, and we may determine that new clearance or approval is unnecessary. We cannot assure you that the FDA would agree with any of our decisions not to seek new clearance or approval. If the FDA requires us to seek clearance or approval for any modification, we could be subject to enforcement sanctions and we also may be required to cease marketing or recall the modified product until we obtain FDA clearance or approval which could also limit product sales, delay product shipment and harm our profitability.

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

In addition, we are subject to the U.S. Foreign Corrupt Practices Act, antitrust and anti-competition laws, and similar laws in foreign countries. Any violation of these laws by our distributors or agents or by us could create a substantial liability for us and also cause a loss of reputation in the market. From time to time, we may face audits or investigations by one or more government agencies, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business and financial results.

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

Software errors or other defects may be discovered in our products.

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

•

federal self-referral laws, such as STARK, which prohibits a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest;

•	regulations pertaining to receipt of CE mark for our products marketed outside of the United States and submission to periodic regulatory audits in order to maintain these regulatory approvals; and

•

the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which imposes breach notification requirements for vendors of personal health records and their third party service providers.

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

Healthcare policy changes, including legislation pending in Congress to reform the U.S. healthcare system, may have a material adverse effect on us.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the Obama administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Legislative proposals currently pending in Congress would impose significant new taxes on medical device makers such as us. The adoption of some or all of these proposals could have a material adverse effect on our financial position and results of operations.

On November 7, 2009, the U.S. House of Representatives passed the Affordable Health Care for America Act, and on December 24, 2009, the U.S. Senate enacted similar, but not identical, healthcare reform legislation, and various proposals are being considered to bring such legislation into law, including budget reconciliation. We cannot predict whether legislation will be enacted, the final form any legislation might take or the effects of such legislation. The current versions of both the House and Senate proposals would impose significant new taxes on medical device makers. The total cost to the medical device industry could exceed $20 billion over ten years. These taxes, if implemented, would result in a significant increase in the tax burden on our industry, which could have a material, negative impact on our results of operations and our cash flows. Proposed legislation would also impose new payroll taxes, excise taxes, income taxes and other taxes; provide for taxes/fees based upon domestic sales of devices; implement changes to Medicare and Medicaid; establish a government health insurance option; and allow the government to mandate minimum levels of coverage and make comparative effectiveness recommendations. In summary, if legislation is enacted and depending on the form it takes, it could change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business.

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

Our common stock is traded on the NASDAQ Global Market and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2009, our common stock traded between $2.30 and $5.19 per share, on trading volume ranging from approximately 76,000 to 1.7 million shares per day. The market price of our common stock will be affected by a number of factors, including:

•	actual or anticipated variations in our results of operations or those of our competitors;

•	the receipt or denial of regulatory approvals;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	changes in earnings estimates or recommendations by securities analysts or our failure to achieve analyst earnings estimates;

•	developments in our industry; and

•	participants in the market for our common stock may take short positions with respect to our common stock.

These factors, as well as general economic, credit, political and market conditions, may materially adversely affect the market price of our common stock. As with the stock of many other public companies, the market price of our common stock has been particularly volatile during the recent period of upheaval in the capital markets and world economy. This excessive volatility may continue for an extended period of time following the filing date of this report. Furthermore, the stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Volatility in the price of our common stock on the NASDAQ Global Market may depress the trading price of our common stock, which could, among other things, allow a potential acquirer of the Company to purchase a significant amount of our common stock at low prices. Additionally, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Class action securities litigation, if instituted against us, could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2009 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we lease approximately 65,000 square feet of office and 12,000 square feet of demonstration and assembly space. This space is leased under an agreement through 2018. We also lease approximately 10,000 square feet in Maple Grove, Minnesota. The Minnesota facility is leased through May 31, 2010.

In addition, we have leased office space in Amsterdam, The Netherlands; and in Beijing, China. These locations are leased through May 31, 2010 and September 30, 2010, respectively.

ITEM 3.	LEGAL PROCEEDINGS

We are involved from time to time in various lawsuits and claims arising in the normal course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	[RESERVED]

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the NASDAQ Global Market under the symbol “STXS” since August 12, 2004. The following table sets forth the high and low sales prices of our common stock for the periods indicated and reported by NASDAQ.

	High	Low
Year Ended December 31, 2009
First Quarter	$4.65	$2.30
Second Quarter	4.88	2.98
Third Quarter	5.19	3.19
Fourth Quarter	4.67	3.49

Year Ended December 31, 2008
First Quarter	$12.57	$3.37
Second Quarter	8.01	4.58
Third Quarter	7.99	4.63
Fourth Quarter	6.64	2.25

As of February 28, 2010, there were approximately 275 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

STOCK PRICE PERFORMANCE GRAPH

The following graph shows the total stockholder return from December 31, 2004 through December 31, 2009 for a $100 investment in Stereotaxis, Inc., the NASDAQ Composite (U.S.) Index and the NASDAQ Medical Device Index. All values assume reinvestment of the full amount of all dividends although dividends have never been declared on Stereotaxis’ common stock. The stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations Data:
Revenue	$51,149,555	$40,365,173	$39,298,809	$27,191,706	$15,026,390
Cost of revenue	17,021,633	14,177,790	15,346,220	12,892,749	7,720,706

Gross margin	34,127,922	26,187,383	23,952,589	14,298,957	7,305,684

Operating costs and expenses:
Research and development	14,260,854	17,422,828	25,471,809	21,794,177	17,829,282
Sales and marketing	28,694,540	28,660,663	29,021,117	22,533,882	16,106,621
General and administrative	15,010,490	21,121,164	18,701,726	16,642,359	14,449,326
Royalty settlement	—	—	—	—	2,923,111

Total operating expenses	57,965,884	67,204,655	73,194,652	60,970,418	51,308,340

Operating loss	(23,837,962)	(41,017,272)	(49,242,063)	(46,671,461)	(44,002,656)
Interest and other income (expense), net	(3,656,495)	(2,868,702)	1,120,549	951,691	444,821

Net loss	$(27,494,457)	$(43,885,974)	$(48,121,514)	$(45,719,770)	$(43,557,835)

Basic and diluted net loss per common share	$(0.63)	$(1.20)	$(1.34)	$(1.39)	$(1.60)

Shares used in computing basic and diluted net loss per common share	43,344,324	36,585,086	35,793,973	32,979,403	27,301,822

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,546,550	$30,355,657	$23,656,378	$36,983,781	$10,735,587
Working capital	22,878,277	23,331,906	21,925,716	40,383,798	15,896,719
Total assets	56,120,516	59,440,365	60,475,794	69,290,660	36,658,189
Long-term debt, less current maturities	20,346,655	25,271,547	6,000,000	305,556	1,972,222
Accumulated deficit	(323,452,784)	(295,958,327)	(252,072,353)	(203,950,839)	(158,231,069)
Total stockholders’ equity	7,641,343	4,770,681	24,194,407	44,788,992	18,125,842

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The Niobe system is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, and various other countries.

We believe that our Niobe system represents a revolutionary technology in the interventional surgical suite, or “interventional lab”, and has the potential to become the standard of care for a broad range of complex cardiology procedures. We also believe that our system is the only technology to be commercialized that allows remote, computerized control of catheters and guidewires directly at their working tip. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically important improvements and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times and sub-optimal therapeutic outcomes.

In addition to the Niobe system and its components, Stereotaxis also has developed the Odyssey Enterprise Solution which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Enterprise Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation and training. The Odyssey Enterprise Solution may be acquired in conjunction with a Niobe system or on a stand-alone basis for installation in interventional labs and other locations where clinicians often desire the benefits of Odyssey that we believe can improve clinical workflows and related efficiencies.

In the mid 1990’s, we began focusing on developing applications for our technology to treat cardiovascular diseases because of the significant market opportunities for these applications. During 2003, following receipt of marketing clearance from the FDA for our current system, we emerged from the development stage and began to generate revenue from the placement of investigational systems and the commercial launch of our cardiology system in the U.S. and Europe.

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

In December 2008 we completed two concurrent registered direct offerings of our common stock. In one of the offerings, affiliates of two members of our board of directors (the “Lenders”) purchased a total of 2,024,260 shares of our common stock at $4.94 per share including warrants to purchase 4,859,504 shares of our common stock at $4.64 per share exercisable through June 2014. In the other offering, we sold 2,389,877 shares of our common stock at $4.18 per share including Series A warrants to purchase an additional 1,792,408 shares of our common stock at $5.11 per share exercisable through June 2014, Series B warrants to purchase an additional 2,148,739 shares of our common stock at $4.65 per share with an expiration date in June 2009, and Series C and D warrants to purchase up to an aggregate of 682,824 shares of our common stock which were exercisable under certain defined conditions at an exercise price of $0.001 per share through May 2009. The investors in this transaction became entitled to exercise and did exercise, all of their Series C warrants to purchase 341,412 shares of common stock in March 2009 and 279,170 of their Series D warrants in May 2009; the balance of the Series D warrants, for 62,242 shares, went unexercised. The Series A warrants to purchase 1,792,408 shares had an anti-dilution protection that was triggered in February 2009, reducing the exercise price to $3.16 per share. The Series B warrants expired unexercised. In conjunction with these transactions, we received approximately $18.8 million in net proceeds after deducting offering expenses.

In August 2009 we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock, and warrants. The registration statement was declared effective by the SEC in September 2009.

In October 2009 we completed a public offering of our common stock in which we issued 7,475,000 shares at $4.00 per share and realized approximately $27.8 million in proceeds, net of fees and expenses.

We generate revenue from both the initial capital sales of the Niobe and Odyssey systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company on the sale by Biosense Webster of co-partnered catheters. We market our products to a broad base of hospitals in the United States and internationally as detailed in Note 14 to the financial statements. Due to an increase in our installed base and to the introduction and regulatory approval of a broader range of catheters and guidewires for use with the Niobe system, recurring revenue has increased from 23% of total revenues in 2007 to 30% in 2008 and 36% in 2009.

Since our inception, we have generated significant losses. As of December 31, 2009, we had incurred cumulative net losses of approximately $323 million. We expect to incur additional losses into 2010 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives.

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

Revenue Recognition

The Company adopted Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) in the fourth quarter of 2009, effective as of January 1, 2009. Prior to the adoption of this guidance, the Company followed previously issued guidance for general accounting principles for revenue arrangements with multiple deliverables. Under this guidance, we were required to continually evaluate whether we had proper evidence to identify separate units of accounting for deliverables within certain contractual arrangements with customers. If we were unable to support the determination of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of fair value on the undelivered element, we could not recognize revenue for the delivered elements.

ASU 2009-13 permits management to estimate the selling price of undelivered components of a bundled sale for which it is unable to establish VSOE or TPE. This requires management to record revenue for certain elements of a transaction even though it might not have delivered other elements of the transaction, for which it was unable to meet the requirements for establishing VSOE or TPE. The Company believes that the new guidance will significantly improve the reporting of these types of transactions to more closely reflect the underlying economic circumstances. This guidance also prohibits the use of the residual method for allocating revenue to the various elements of a transaction and requires that the revenue be allocated proportionally based on the relative estimated selling prices.

Under our revenue recognition policy before and after the adoption of ASU 2009-13, a portion of revenue for Niobe system sales is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Revenue is recognized for Odyssey systems upon completion of installation. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

Stock-based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option and stock appreciation rights grants made to employees, directors and consultants at the fair value of the option granted, and from grants of restricted shares to employees. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares, all of which were granted after we became a public company, was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which generally vest over one to two years. Stock compensation expense for performance-based restricted shares is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to option grants to non-employees are remeasured quarterly through the vesting date. Compensation expense is recognized only for those options expected to vest, net of estimated forfeitures. Estimates of the expected life of options has been based on the average of the vesting and expiration periods, the simplified method under general accounting principles for share-based payments. Estimates of volatility and forfeiture rates utilized in calculating stock-based compensation have been prepared based on historical data and future expectations. Actual experience to date has been consistent with these estimates.

The amount of compensation expense to be recorded in future periods may increase if we make additional grants of options, stock appreciation rights or restricted shares or if we determine that actual forfeiture rates are less than anticipated. The amount of expense to be recorded in future periods may decrease if we do not achieve the performance objectives by which certain restricted shares are contingent, if the requisite service periods are not completed or if the actual forfeiture rates are greater than anticipated.

Valuation of Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out (FIFO) method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods.

Deferred Income Taxes

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

Results of Operations

Comparison of the Years ended December 31, 2009 and 2008

Revenue. Revenue increased to $51.1 million for the year ended December 31, 2009 from $40.4 million for the year ended December 31, 2008, an increase of approximately 27%. Revenue from sales of systems increased to $32.7 million for the year ended December 31, 2009 from $28.4 million for the year ended December 31, 2008, an increase of approximately 15%. The number of units recognized to revenue was 25 Niobe systems, 23 Odyssey Vision systems, and 6 Odyssey Enterprise Cinema systems during the 2009 reporting period compared to 25 Niobe systems and 14 Odyssey Vision systems during the 2008 reporting period. The Niobe units recognized in the 2009 period carried a slightly higher average selling price, also contributing to the year over year increase in systems revenue. Revenue from sales of disposable interventional device royalties, service and accessories increased to $18.5 million for the year ended December 31, 2009 from $12.0 million for the year ended December 31, 2008, an increase of approximately 54%. This increase was attributable to price increases and a larger base of installed systems.

Cost of Revenue. Cost of revenue increased to $17.0 million for the year ended December 31, 2009 from $14.2 million for the year ended December 31, 2008, an increase of approximately 20%. Cost of revenue for systems sold increased to $13.2 million for the year ended December 31, 2009 from $12.0 million for the year ended December 31, 2008, an increase of approximately 10% primarily due to the costs associated with the additional 9 Odyssey Vision systems and 6 Odyssey Enterprise Cinema systems recognized in 2009. Cost of revenue for disposable interventional devices, service and accessories increased to $3.8 million for the year ended December 31, 2009 from $2.2 million for the year ended December 31, 2008, an increase of approximately 74%. This increase was due to the costs associated with the increased volume of disposable devices sold, higher software costs associated with new generation software upgrades and service costs associated with first generation Niobe systems. As a percentage of our revenue, total cost of revenue was approximately 33% in the year ended December 31, 2009 compared to 35% for the year ended December 31, 2008.

Research and Development Expense. Research and development expense decreased to $14.3 million for the year ended December 31, 2009 from $17.4 million for the year ended December 31, 2008, a decrease of approximately 18%. The decrease was due principally to a decrease in development costs related to new product introductions.

Sales and Marketing Expense. Sales and marketing expense remained unchanged at $28.7 million for the year ended December 31, 2009, consistent with the year ended December 31, 2008. Decreases in selected marketing activities and personnel costs were offset by the increase related to stock-based compensation expense, as well as mobile showroom disposal and demo system impairment.

General and Administrative Expense. General and administrative expense decreased to $15.0 million for the year ended December 31, 2009 from $21.1 million for the year ended December 31, 2008, a decrease of approximately 29%. The decrease relates to certain one-time expenses incurred in 2008, including expenses associated with the retirement of our CEO of $1.7 million, regulatory activity to further the Company’s product registration in Japan, and an impairment charge of $0.5 million for a long-term investment.

Other Income. Other income represents the decrease in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Income. Interest income decreased approximately 77% to $45,000 for the year ended December 31, 2009 from $195,000 for the year ended December 31, 2008. Interest income decreased due principally to lower average invested balances during 2009.

Interest Expense. Interest expense increased to $4.6 million for the year ended December 31, 2009 from $3.1 million for the year ended December 31, 2008. Interest expense increased primarily due to the write off of warrants issued during 2009 related to the guarantees under the line of credit received from stockholders who are affiliates of two members of our board of directors (“Lenders”), which expired upon our October 2009 equity offering.

Comparison of the Years ended December 31, 2008 and 2007

Revenue. Revenue increased to $40.4 million for the year ended December 31, 2008 from $39.3 million for the year ended December 31, 2007, an increase of approximately 3%. Revenue from sales of systems decreased to $28.4 million for the year ended December 31, 2008 from $30.1 million for the year ended December 31, 2007, a decrease of approximately 6%. The number of units recognized to revenue decreased from 27 Niobe systems during the 2007 reporting period to 25 Niobe systems and 14 Odyssey Vision systems during the 2008 reporting period. The Niobe units recognized in the 2007 period carried a somewhat higher average selling price, also contributing to the year over year decrease in systems revenue. Revenue from sales of disposable interventional devices, service and accessories increased to $12.0 million for the year ended December 31, 2008 from $9.2 million for the year ended December 31, 2007, an increase of approximately 31%. This increase was attributable to the increased base of installed systems.

Cost of Revenue. Cost of revenue decreased to $14.2 million for the year ended December 31, 2008 from $15.3 million for the year ended December 31, 2007, a decrease of approximately 8%. Cost of revenue for systems sold increased to $12.0 million for the year ended December 31, 2008 from $11.0 million for the year ended December 31, 2007, an increase of approximately 9% primarily due to the costs associated with the 14 Odyssey Vision systems recognized in 2008 as well as increased installation costs incurred in 2008 compared to 2007. Cost of revenue for disposable interventional devices, service and accessories decreased to $2.2 million for the year ended December 31, 2008 from $2.5 million for the year ended December 31, 2007 a decrease of approximately 13%. This decrease was due principally to a reduction in labor costs allocated to service revenues. As a percentage of our revenue, total cost of revenue was approximately 35% in the year ended December 31, 2008 compared to 39% for the year ended December 31, 2007. The adjustment to the carrying value of the Niobe system in the year ended December 31, 2007 was 5% of total revenue.

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

General and Administrative Expense. General and administrative expense increased to $21.1 million for the year ended December 31, 2008 from $18.7 million for the year ended December 31, 2007, an increase of approximately 13%. The increase relates to certain one-time expenses incurred in 2008, including expenses associated with the retirement of our CEO of $1.7 million, regulatory activity to further the Company’s product registration in Japan, an impairment charge of $0.5 million for a long-term investment and a recorded foreign exchange loss during the 2008 reporting period compared with a foreign exchange gain during the 2007 reporting period.

Interest Income. Interest income decreased approximately 87% to $0.2 million for the year ended December 31, 2008 from $1.5 million for the year ended December 31, 2007. Interest income decreased due principally to lower average invested balances during 2008.

Interest Expense. Interest expense increased to $3.1 million for the year ended December 31, 2008 from $0.4 million for the year ended December 31, 2007. Interest expense increased primarily due to the amortization of warrants issued during 2008 related to the guarantees under the line of credit received from the Lenders and higher average outstanding balances due to our bank loan balances during the 2008 reporting period as well as the amounts received or deferred in connection with the July 2008 Biosense Webster agreement.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2009, 2008 and 2007 to reflect these uncertainties. As of December 31, 2009, we had federal net operating loss carryforwards of approximately $290.8 million of which approximately $4.0 million will expire between 2010 and 2012 and approximately $286.8 million will expire between 2018 and 2029. As of December 31, 2009, we had state net operating loss carryforwards of approximately $6.4 million which will expire at various dates between 2010 and 2029 if not utilized. We may not be able to utilize all of these loss carryforwards prior to their expiration.

Liquidity and Capital Resources

Borrowing facilities

In February 2008 we entered into a Loan and Warrant Purchase Agreement with the Lenders, providing for a $20 million commitment of funds to be provided either as direct loans to us or as a guarantee of amounts borrowed by us under our working capital facility with our primary lending bank. In connection with this transaction, in March 2008 we amended our loan agreement with our primary lender to increase availability under the working capital line to $30 million subject to qualifying receivable and inventory balance limitations, including up to $10 million to be secured by guarantees from the Lenders, and to extend the maturity of the line to March 31, 2009.

In July 2008, we amended our existing agreements with Biosense Webster. Pursuant to the amendment, Biosense Webster agreed to advance us $10.0 million against royalty amounts that were owed to us from Biosense Webster at the time the amendment was executed or that would be owed in the future. We also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by us to Biosense Webster would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date, as defined in the amendment, but in no event later than December 31, 2011. See Note 7 for additional description of Final Payment Date. We have the right to prepay any amounts due pursuant to the amendment at any time without penalty. As of December 31, 2009, approximately $18.0 million had been advanced by Biosense Webster to us pursuant to the amendment. As of December 31, 2009, $5.9 million of royalty amounts earned had been used to reduce the advances and the remaining approximately $13.3 million of amounts owed to Biosense Webster has been classified as debt on our balance sheet including $3.0 million as short-term debt and $10.3 million as long-term debt. Commencing on May 15, 2010 we are required to make quarterly payments to Biosense Webster equal to the difference between certain aggregate royalty payments recouped by Biosense Webster from us in such quarter and $1 million, until the earlier of (1) the date all funds owed by us to Biosense Webster pursuant to the amendment are fully repaid or (2) the Final Payment Date. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster from time to time by deductions from royalty amounts otherwise payable to us.

In November 2008, the Lenders committed to extend their February 2008 agreement to loan us an aggregate of $20 million on an unsecured basis. As amended, the commitment expired on the earlier of March 31, 2010 or the date we received at least $20 million of third party, non-bank financing. This facility could also be used by us to guarantee our loan commitments to our primary bank lender, through the same extended term. In February

2009 we issued the Lenders warrants to purchase an aggregate of 1,582,280 shares of common stock at an exercise price of $3.16 per share in exchange for the extension of the commitment. The Company recorded a fair value of $2,072,786 related to these warrants.

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

In October 2009, the Company received from the Lenders an extension of their commitment to provide $10 million in either direct loans to the Company or loan guarantees to the Company’s primary bank lender through the earlier of March 31, 2011 or the date the Company receives $30 million of third party, non-bank financing, coincidental with the proposed maturity of the bank line of credit, as amended. The Company granted to the Lenders warrants to purchase 664,064 shares in exchange for their extension. The warrants are exercisable at $4.25 per share, beginning on March 1, 2010 and expiring on February 28, 2015. The fair value of these warrants of $1,232,503, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably. As the previous guarantee was no longer in effect, the Company expensed in 2009 the entire balance on the warrants issued to the Lenders in February 2009.

In December 2009, we amended our loan agreement with our primary lender to extend the maturity of the current working capital line of credit from March 31, 2010 to March 31, 2011 and to increase the total availability under the line from $25 million to $30 million, retaining the $10 million sublimit for borrowings supported by guarantees from the Lenders. Under the revised facility we are required to maintain a minimum “tangible net worth” as defined in the agreement. As of December 31, 2009, the Company is in compliance with all of the requirements of the loan agreement.

Common Stock

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

In December 2008, we completed a registered direct offering in which we issued and sold 2,389,877 units (the “Units”) at the negotiated price of $4.18 per Unit, with each Unit consisting of (i) one share of the Company’s common stock, (ii) one warrant to purchase 0.75 shares of common stock at an exercise price of $5.11 per share (the “Series A Warrant”), for an aggregate of up to 1,792,408 shares of common stock, (iii) one six-month warrant to purchase 0.90 shares of common stock at an exercise price of $4.65 per share (the “Series B Warrant”), for an aggregate of up to 2,148,739 shares of common stock, and (iv) two warrants to purchase 0.286 shares of common stock at an exercise price of $0.001 per share (the “Series C and D Warrants”), for an aggregate of up to 682,824 shares of common stock. Exercise of the Series C and Series D warrants were conditioned upon certain events. The Series B Warrants expired unexercised. The exercise price of the Series A warrants was adjusted to $3.16 in February 2009, and is subject to further adjustment, as described in Note 9 to the Financial Statements. The investors in this transaction became entitled to exercise and did exercise, the Series C and D warrants to purchase an aggregate of 620,582 shares of common stock in March and May 2009, respectively. In addition, concurrently with such offering, we completed a registered direct offering with the Lenders in which we issued and sold 2,024,260 shares of common stock and warrants to purchase up to 4,859,504 shares of common stock, for a purchase price of $4.94 per unit. The warrants are exercisable at $4.64 per share, are exercisable on or after the date immediately following the six month anniversary of their issuance and have a five year term from that initial exercisability date. In conjunction with the two offerings, we received proceeds of approximately $18.8 million net of offering expenses. Conditioned upon the closing of the registered direct offerings, we agreed that the loan obligations of the Lenders would decrease from an aggregate of $20 million to $10 million.

In August 2009 we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock, and warrants. The registration statement was declared effective by the SEC in September 2009.

In October 2009, we completed an offering of 7,475,000 shares of our common stock at $4.00 per share, receiving approximately $27.8 million in net proceeds.

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents.

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Cash Flow used in operating activities	$(22,309)	$(28,655)	$(35,713)
Cash Flow provided by (used in) investing activities	(1,484)	4,986	10,596
Cash Flow provided by financing activities	23,984	37,002	26,929

Net cash used in operating activities. We used approximately $22.3 million, $28.7 million and $35.7 million of cash in operating activities during the years ended December 31, 2009, 2008 and 2007, respectively, primarily as a result of operating losses during these periods. We used approximately $1.6 million to fund operating assets and liabilities during the year ended December 31, 2009 compared to $6.2 million generated during the year ended December 31, 2008 primarily as a result of an increase in accounts receivable and fewer customer deposits in deferred revenue.

Net cash provided by (used in) investing activities. We used approximately $1.5 million to fund investing activities during the year ended December 31, 2009 for the purchase of property and equipment. We generated cash from investing activities of $5.0 million and $10.6 million during the years ended December 31, 2008 and 2007, respectively. The cash generated from 2008 and 2007 investing activities was due to the sale of investments partially offset by purchases of property and equipment of $1.7 million and $4.7 million in 2008 and 2007, respectively.

Net cash provided by financing activities. We realized approximately $24.0 million from financing activities during the year ended December 31, 2009 principally from the sale of our common stock in which we realized approximately $27.8 million in net proceeds. We realized approximately $37.0 million from financing activities during the year ended December 31, 2008 principally from the $10 million in borrowings under our line of credit, $10 million received under our agreement with Biosense Webster as described above, and the $19.7 million in net proceeds from the sale of our common stock. We realized approximately $26.9 million from financing activities during the year ended December 31, 2007 principally from the sale of our common stock in which we realized approximately $20.1 million in net proceeds and from a $5.0 million borrowing under our line of credit.

At December 31, 2009, we had working capital of approximately $22.9 million, compared to $23.3 million at December 31, 2008.

As of December 31, 2009, we had outstanding balances under various equipment loan agreements, consisting of an aggregate of approximately $0.3 million. In addition, we had $10 million outstanding under the revolving line of credit and had an unused line of approximately $20 million with current borrowing capacity of $15.9 million, including amounts already drawn. As such, we had the ability to borrow an additional $5.9 million under the revolving line of credit at December 31, 2009. As of December 31, 2009, we were in compliance with all covenants of the bank loan agreement.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as in effect at December 31, 2009 and as modified in December 2009, we are required to maintain various levels of “tangible net worth” as defined in the loan agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with our primary lending bank. As of the amendment date and as of December 31, 2009, we were in compliance with all covenants of this agreement.

We expect to have negative cash flow from operations into 2010. Throughout 2010, we expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our sales and marketing expenditures and our general and administrative expenses will increase in 2010 in order to support our product commercialization efforts. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

Contractual Obligations

The following table summarizes all significant contractual payment obligations by payment due date:

	Payments by Period
Contractual Obligations	Under 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	Total
	(In thousands)
Long-term debt (1)	$3,333	$20,347	$—	$—	$23,680
Operating leases	1,667	3,042	3,090	7,622	15,421
Capital leases	10	17	2	—	29

Total	$5,010	$23,406	$3,092	$7,622	$39,130

(1)	We have not included interest payable on our term notes or our revolving credit agreement in these amounts because the interest on these obligations is calculated at a variable rate.

Commercial Commitments

We have entered into letters of credit to support certain commitments in the aggregate amount of $0.5 million. These letters of credit expire in March 2010, June 2010 and February 2011.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of December 31, 2009 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the year ended December 31, 2009, sales denominated in foreign currencies were approximately 28% of total revenue. For the year ended December 31, 2009, our revenue would have decreased by approximately $1.5 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the year ended December 31, 2009, expenses denominated in foreign currencies were approximately 14% of our total expenses. For the year ended December 31, 2009, our operating expenses would have decreased by approximately $0.8 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2009 would have resulted in a $0.3 million decrease in the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of December 31, 2009, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. However, because our outstanding debt is subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in no increase in the interest we paid as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stereotaxis, Inc.

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereotaxis, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 2 to the financial statements, on January 1, 2009, the Company changed its method for accounting for revenue recognition for arrangements with multiple deliverables and its method for accounting for instruments indexed to an entity’s own stock.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stereotaxis, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 15, 2010

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$30,546,550	$30,355,657
Accounts receivable, net of allowance of $322,463 and $328,307 in 2009 and 2008, respectively	11,152,648	9,739,008
Current portion of long-term receivables	66,800	197,351
Inventories	4,403,675	8,086,956
Prepaid expenses and other current assets	3,872,535	2,966,510

Total current assets	50,042,208	51,345,482
Property and equipment, net	4,790,310	6,420,600
Intangible assets, net	1,144,445	1,277,778
Long-term receivables	138,441	298,123
Other assets	5,112	98,382

Total assets	$56,120,516	$59,440,365

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$3,333,333	$3,901,491
Accounts payable	3,881,205	4,561,928
Accrued liabilities	8,615,287	9,873,818
Deferred contract revenue	7,191,492	9,676,339
Warrants	4,142,614	—

Total current liabilities	27,163,931	28,013,576
Long-term debt, less current maturities	20,346,655	25,271,547
Long-term deferred contract revenue	948,574	1,225,656
Other liabilities	20,013	158,905
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2009 and 2008, none outstanding at 2009 and 2008	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2009 and 2008, 50,208,171 and 42,049,792 shares issued at 2009 and 2008, respectively	50,208	42,050
Additional paid in capital	331,249,918	300,892,957
Treasury stock, 40,151 shares at 2009 and 2008	(205,999)	(205,999)
Accumulated deficit	(323,452,784)	(295,958,327)

Total stockholders’ equity	7,641,343	4,770,681

Total liabilities and stockholders’ equity	$56,120,516	$59,440,365

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Revenue:
Systems	$32,661,573	$28,375,880	$30,118,627
Disposables, service and accessories	18,487,982	11,989,293	9,180,182

Total revenue	51,149,555	40,365,173	39,298,809
Cost of revenue:
Systems	13,240,430	12,008,090	10,978,108
Disposables, service and accessories	3,781,203	2,169,700	2,497,459
Inventory impairment	—	—	1,870,653

Total cost of revenue	17,021,633	14,177,790	15,346,220
Gross margin	34,127,922	26,187,383	23,952,589
Operating expenses:
Research and development	14,260,854	17,422,828	25,471,809
Sales and marketing	28,694,540	28,660,663	29,021,117
General and administrative	15,010,490	21,121,164	18,701,726

Total operating expenses	57,965,884	67,204,655	73,194,652

Operating loss	(23,837,962)	(41,017,272)	(49,242,063)
Other income	911,977	—	—
Interest income	44,768	194,870	1,471,503
Interest expense	(4,613,240)	(3,063,572)	(350,954)

Net loss	$(27,494,457)	$(43,885,974)	$(48,121,514)

Net loss per common share:
Basic and diluted	$(0.63)	$(1.20)	$(1.34)

Weighted average shares used in computing net loss per common share:
Basic and diluted	43,344,324	36,585,086	35,793,973

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	34,755,397	$34,755	$248,908,918	$(205,999)	$(203,950,839)	$2,157	$44,788,992
Issuance common stock	1,919,000	1,919	20,105,317				20,107,236
Share-based compensation			5,597,800				5,597,800
Issuance of stock under stock purchase plan	62,254	63	502,308				502,371
Exercise of stock warrants	93,050	93	373,381				373,474
Exercise of stock options and stock appreciation rights	210,745	211	946,030				946,241
Grant of restricted shares, net of forfeitures	92,083	92	(92)				—
Components of comprehensive loss:
Net Loss					(48,121,514)		(48,121,514)
Unrealized loss on short term investments						(193)	(193)

Comprehensive Loss							(48,121,707)

Balance at December 31, 2007	37,132,529	$37,133	$276,433,662	$(205,999)	$(252,072,353)	$1,964	$24,194,407

Issuance of common stock and warrants	4,414,137	4,414	20,563,270				20,567,684
Share-based compensation			2,994,202				2,994,202
Issuance of stock under stock purchase plan	85,525	86	574,954				575,040
Exercise of stock warrants	479	—	3,741				3,741
Exercise of stock options	48,193	48	323,497				323,545
Grant of restricted shares, net of forfeitures	368,929	369	(369)				—
Components of comprehensive loss:
Net Loss					(43,885,974)		(43,885,974)
Unrealized loss on short term investments						(1,964)	(1,964)

Comprehensive Loss							(43,887,938)

Balance at December 31, 2008	42,049,792	$42,050	$300,892,957	$(205,999)	$(295,958,327)	$—	$4,770,681

Issuance of common stock and warrants	7,475,000	7,475	31,050,602				31,058,077
Share-based compensation	106,756	107	4,229,076				4,229,183
Reclass of warrants to liability (1)			(5,054,591)				(5,054,591)
Issuance of stock under stock purchase plan	32,142	33	123,473				123,506
Exercise of stock warrants	620,582	620					620
Exercise of stock options	5,138	5	8,319				8,324
Grant of restricted shares, net of forfeitures	(81,239)	(82)	82				—
Components of comprehensive loss:
Net Loss					(27,494,457)		(27,494,457)

Comprehensive Loss							(27,494,457)

Balance at December 31, 2009	50,208,171	$50,208	$331,249,918	$(205,999)	$(323,452,784)	$—	$7,641,343

(1)	See Note 9 for additional details.

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(27,494,457)	$(43,885,974)	$(48,121,514)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,050,507	2,252,384	1,752,471
Amortization (accretion)	133,333	115,231	(131,820)
Amortization of warrants	2,346,027	1,653,161	—
Share-based compensation	4,229,183	2,994,202	5,597,800
Loss on asset disposal	557,152	2,387	9,797
Inventory impairment charge	—	—	1,870,653
Asset impairment	338,821	500,000	—
Non-cash expense (royalty income), net	(1,983,414)	1,467,245	—
Warrant adjustment	(911,977)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,413,640)	3,454,376	1,523,358
Interest receivable on investments	—	316	164,455
Other receivables	290,233	(86,185)	(245,927)
Inventories	3,851,283	1,877,504	(3,549,288)
Prepaid expenses and other current assets	53,238	532,575	(840,429)
Other assets	93,270	245,939	(522,769)
Accounts payable	(680,723)	(221,498)	1,794,305
Accrued liabilities	(866,678)	(570,745)	1,888,187
Deferred revenue	(2,761,929)	1,184,464	2,833,804
Other	(138,892)	(169,885)	263,423

Net cash used in operating activities	(22,308,663)	(28,654,503)	(35,713,494)

Cash flows from investing activities
Sale of equipment	—	2,200	100,640
Purchase of equipment	(1,484,192)	(1,665,808)	(4,744,376)
Proceeds from the maturity/sale of available-for-sale investments	—	6,650,000	29,050,000
Purchase of available-for-sale investments	—	—	(13,810,385)

Net cash provided by (used in) investing activities	(1,484,192)	4,986,392	10,595,879

Cash flows from financing activities
Proceeds from long-term debt	3,000,000	24,000,000	7,000,000
Payments under long-term debt	(6,901,489)	(6,737,398)	(2,000,000)
Proceeds from issuance of stock and warrants, net of issuance costs	27,885,237	19,738,966	21,929,322

Net cash provided by financing activities	23,983,748	37,001,568	26,929,322

Net increase in cash and cash equivalents	190,893	13,333,457	1,811,707
Cash and cash equivalents at beginning of period	30,355,657	17,022,200	15,210,493

Cash and cash equivalents at end of period	$30,546,550	$30,355,657	$17,022,200

Supplemental disclosures of cash flow information:
Interest paid	$864,279	$698,245	$166,868

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. No cash was restricted at December 31, 2009 or 2008.

Investments

In accordance with general accounting principles for accounting for certain investments in debt and equity securities, the Company’s investment securities are classified as available-for-sale and are carried at market value, which approximates cost. Realized gains or losses, calculated based on the specific identification method, were not material for the years ended December 31, 2009, 2008 and 2007. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value. See Note 7 for disclosure of the fair value of debt.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and warrants. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”).

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $27,239,083 and $27,359,488 at December 31, 2009 and 2008, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was approximately $38,000 and $123,000 during the years ended December 31, 2009 and 2008, respectively.

The Company’s financial liabilities consist of warrants in the amount of $4,142,614 at December 31, 2009. These liabilities are classified as Level 3 as described above and are measured using the Black-Scholes valuation model. The mark-to-market adjustment recorded in other income for these warrants was $911,977 during the year ended December 31, 2009. There were no purchases, sales, issuances, or settlements of Level 3 investments during the year. These warrants were transferred in to Level 3 on January 1, 2009 based on the adoption of general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. See Note 9 for additional details.

Inventory

The Company values its inventory at the lower of cost, as determined using the first-in, first-out (FIFO) method, or market. The Company periodically reviews its physical inventory for obsolete items and provides a reserve upon identification of potential obsolete items.

Property and Equipment

Property and equipment consist primarily of computer, office, and research and demonstration equipment held for lease and leasehold improvements and are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives or life of the base lease term, ranging from three to ten years.

Long-Lived Assets

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

Intangible Assets

Intangible assets consist of purchased technology arising out of collaboration with a strategic partner valued at cost on the acquisition date and amortized over its estimated useful life of 15 years. Accumulated amortization at December 31, 2009 and 2008 is $855,555 and $722,222, respectively. Amortization expense in 2009, 2008 and 2007 is $133,333 during each year, as determined under the straight-line method. The estimated future amortization of intangible assets is $133,333 annually through July 2018.

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

Revenue and Costs of Revenue

The Company adopted Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) in the fourth quarter of 2009, effective as of January 1, 2009. Prior to the adoption of this guidance, the Company followed previously issued guidance for general accounting principles for revenue arrangements with multiple deliverables. Under this guidance, we were required to continually evaluate whether we had proper evidence to identify separate units of accounting for deliverables within certain contractual arrangements with customers. If we were unable to support the determination of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of fair value on the undelivered element, we could not recognize revenue for the delivered elements.

ASU 2009-13 permits management to estimate the selling price of undelivered components of a bundled sale for which it is unable to establish VSOE or TPE. This requires management to record revenue for certain elements of a transaction even though it might not have delivered other elements of the transaction, for which it was unable to meet the requirements for establishing VSOE or TPE. The Company believes that the new guidance will significantly improve the reporting of these types of transactions to more closely reflect the underlying economic circumstances. This guidance also prohibits the use of the residual method for allocating revenue to the various elements of a transaction and requires that the revenue be allocated proportionally based on the relative estimated selling prices.

Under our revenue recognition policy before and after the adoption of ASU 2009-13, a portion of revenue for Niobe system sales is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Revenue is recognized for Odyssey systems upon completion of installation. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

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

Share-Based Compensation

The Company utilizes the Black-Scholes valuation model to determine the fair value of share-based payments at the date of grant with the following inputs: 1) expected dividend rate of 0%; 2) expected volatility of 50-65% based on the Company’s historical volatility and a review of the volatilities of comparable companies; 3) risk-free interest rate based on the Treasury yield on the date of grant and; 4) expected term for grants made subsequent to the revision of general accounting principles for share-based payments on January 1, 2006, generally using the simplified method which results in an expected term ranging from 3.75 to 6.25 years. The resulting compensation expense is recognized over the requisite service period, generally one to four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

Stock options or stock appreciation rights issued to certain non-employees are recorded at their fair value as determined in accordance with general accounting principles for revenue recognition and accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, and recognized over the service period. Deferred compensation for options granted to non-employees is remeasured on a quarterly basis through the vesting or forfeiture date.

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

Shares purchased by employees under the 2004 Employee Stock Purchase Plan were considered to be compensatory and were accounted for in accordance with general accounting principles for share-based payments.

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

The Company has excluded all outstanding options, stock appreciation rights, warrants, shares subject to repurchase and unearned restricted shares from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. As of December 31, 2009, the Company had 4,675,450 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $6.63 per share and 9,623,711 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.26 per share.

Income Taxes

In accordance with general accounting principles for income taxes, a deferred income tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized.

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

The warranty activity for the year ended December 31, 2009 is as follows:

December 31, 2009
Warranty accrual at December 31, 2008	$534,122
Warranty expense incurred	453,138
Payments made	(439,777)

Warranty accrual at December 31, 2009	$547,483

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.

Concentrations of Risk

The majority of the Company’s cash, cash equivalents and investments are deposited with one major financial institution in the U. S. Deposits in this institution exceed the amount of insurance provided on such deposits.

One customer, Siemens AG, Medical Solutions and its affiliated entities, as our distributor, accounted for $6,771,693, $3,022,007 and $5,611,496, or 13%, 7% and 14% of total net revenue for the years ended December 31, 2009, 2008 and 2007, respectively. No other single customer accounted for more than 10% of total revenue for the year ended December 31, 2009.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments by stockholders, and includes the Company’s unrealized income (loss) on marketable securities. Comprehensive loss for the year ended December 31, 2009, 2008, and 2007 was $(27,494,457), $(43,887,938), and $(48,121,707), respectively. Accumulated other comprehensive income (loss) at December 31, 2009 and 2008 was not material.

Reclassifications

Costs of revenue in the prior years’ financial statements have been reclassified to disclose components related to systems and disposables, service and accessories to conform to current year presentation with no impact to reported net income.

Recently Adopted Accounting Pronouncements

Effective October 1, 2009, the Company adopted ASU 2009-13. ASU 2009-13 permits management to estimate the selling price of undelivered components of a bundled sale for which it is unable to establish vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”). This requires management to record revenue for certain elements of a transaction even though it might not have delivered other elements of the transaction, for which it was unable to meet the requirements for establishing VSOE or TPE. This guidance also prohibits the use of the residual method for allocating revenue to the various elements of a transaction and requires that the revenue be allocated proportionally based on the relative estimated selling prices. The Company adopted this standard in the fourth quarter of 2009, with retrospective application to January 1, 2009.

The Company’s adoption of ASU 2009-13 did not have a material impact on any amounts previously reported for the first three quarters of 2009. The fourth quarter of 2009 was the first period during which we sold a Niobe system with an uninstalled Odyssey Enterprise Cinema system. Due to the fact that we had not established VSOE or TPE for uninstalled Odyssey Enterprise Cinema systems under the previous guidance, we would not have been able to recognize revenue for any portion of these transactions, which amounted to $2.0 million in revenue and $1.3 million in gross margin. Under the new guidance, we were able to use management’s estimate of selling price to establish new elements, including the Odyssey Enterprise Cinema, and recognize revenue for the delivered elements that were included in bundled transactions with these undelivered elements. The Company believes that the new guidance significantly improves the reporting of these types of transactions to more closely reflect the underlying economic circumstances.

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

In June 2008, the FASB issued new general accounting principles for determining whether instruments granted in share-based payment transactions are participating securities. This new guidance addresses whether instruments granted in share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing EPS under the “two-class method”. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The new guidance was effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company) with all prior period EPS data being adjusted retrospectively. This guidance did not have a material impact on the Company’s EPS calculation because the participating security holders do not contractually participate in losses.

In June 2008, the FASB ratified the consensus reached on general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This new guidance clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under general accounting principles for accounting for derivative instruments and hedging activities. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and resulted in a reclass from equity to liabilities in the amount of $5.1 million on January 1, 2009. See Note 9 for additional details.

3. Inventory

Inventory consists of the following:

	December 31,
	2009	2008
Raw materials	$1,785,908	$1,551,794
Work in process	312,797	480,400
Finished goods	3,117,438	6,638,040
Reserve for obsolescence	(812,468)	(583,278)

Total inventory	$4,403,675	$8,086,956

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2009	2008
Prepaid expenses	$733,966	$1,239,805
Deferred cost of revenue	960,145	816,096
Other assets	2,178,424	910,609

Total prepaid expenses and other current assets	$3,872,535	$2,966,510

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008
Equipment	$8,541,355	$10,504,504
Equipment held for lease	547,416	547,416
Leasehold improvements	2,317,753	1,918,653

	11,406,524	12,970,573
Less: Accumulated depreciation	(6,616,214)	(6,549,973)

Net property and equipment	$4,790,310	$6,420,600

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2009	2008
Accrued salaries, bonus, and benefits	$5,160,246	$5,215,219
Accrued research and development	140,284	399,405
Accrued legal and other professional fees	539,651	622,862
Other	2,775,106	3,636,332

Total accrued liabilities	$8,615,287	$9,873,818

7. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement, due March 2011	$10,000,000	$10,261,547	$13,234,824	$13,570,334
June 2007 term note, due June 2010	333,334	334,243	1,000,000	1,006,173
Biosense Webster Advance	13,346,654	13,683,595	14,938,214	15,455,766

Total debt	23,679,988	24,279,385	29,173,038	30,032,273
Less current maturities	(3,333,333)	(3,359,455)	(3,901,491)	(3,986,400)

Total long term debt	$20,346,655	$20,919,930	$25,271,547	$26,045,873

Contractual principal maturities of debt at December 31, 2009 are as follows:

2010	3,333,333
2011	20,346,655

$23,679,988

Revolving line of credit

In February 2008, the Company entered into a Note and Warrant Purchase Agreement with stockholders who are affiliates of two members of its board of directors (“Lenders”) and considered to be related parties, pursuant to which the Lenders agreed to loan the Company up to an aggregate of $20 million. The Company could draw down these funds at its election. These funds were unsecured and subordinated to any bank debt, and if drawn, were due at a maturity date in February 2009. The Lenders also agreed to guarantee advances made to the Company pursuant to the credit agreement with the Company’s primary lending bank. Warrants to purchase 572,246 shares of the Company’s common stock at an exercise price of $6.99 were issued to the Lenders in exchange for the financing commitment. The warrants were exercisable immediately upon grant and expire five years from the date of grant. See Note 9 describing the December 2008 equity funding transaction. The Company recorded the fair value of the warrants in the amount of $1.7 million to be amortized to interest expense over the one year commitment period through February 2009. Interest expense related to these warrants was $0.1 million and $1.6 million for the years ended December 31, 2009 and 2008, respectively.

In March 2008, the Company and its primary lending bank amended the revolving line of credit by increasing the line to $30 million subject to a borrowing base of qualifying accounts receivable and inventory, with up to $10 million available under the line supported by the guarantees described above.

In November 2008, the Lenders committed to extend their February 2008 agreement to loan the Company an aggregate of $20 million on an unsecured basis. As amended, the commitment would expire on the earlier of March 31, 2010 or the date the Company received at least $20 million of third party, non-bank financing. This facility could also be used by the Company to guarantee its loan commitments to the Company’s primary bank lender, through the same extended term. In February 2009, the Company exercised its option to extend the term of this agreement through March 2010. In conjunction with this agreement, the Company issued warrants to purchase 1,582,280 shares of common stock at $3.16 per share. During 2009, the Company expensed $2.1 million related to these warrants.

In December 2008, the Company completed a registered direct offering in which the Lenders purchased $10 million of the Company’s common stock. In connection with and conditioned upon the closing of the registered direct offerings, the Company agreed that the loan obligation would decrease from an aggregate of $20 million to $10 million.

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

In October 2009, the Company received from the Lenders an extension of their commitment to provide $10 million in either direct loans to the Company or loan guarantees to the Company’s primary bank lender through the earlier of March 31, 2011 or the date the Company receives $30 million of third party, non-bank financing, coincidental with the proposed maturity of the bank line of credit, as amended. The Company granted to the Lenders warrants to purchase 664,064 shares of common stock in exchange for their extension. The warrants are exercisable at $4.25 per share, beginning on March 1, 2010 and expiring on February 28, 2015. The fair value of these warrants of $1,232,503, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably. As the previous guarantee was no longer in effect, the Company expensed, in 2009, the entire balance on the warrants issued to the Lenders in February 2009.

In December 2009, the Company amended its agreement with its primary lender to extend the maturity of the current working capital line of credit from March 31, 2010 to March 31, 2011 and to increase the total availability under the line from $25 million to $30 million, retaining the $10 million sublimit for borrowings supported by guarantees from the Lenders. Under the revised facility the Company is required to maintain a minimum “tangible net worth” as defined in the agreement. Interest on the facility accrues at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts.

As of December 31, 2009, the Company had $10 million outstanding under the revolving line of credit and had an unused line of approximately $20 million with current borrowing capacity of $15.9 million, including amounts already drawn. As such, the Company had the ability to borrow an additional $5.9 million under the revolving line of credit at December 31, 2009. As of December 31, 2009, the Company was in compliance with all covenants of the bank loan agreement. As of December 31, 2009 the Company had no remaining availability on its Lender loan and guarantee.

Term note

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

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. As of December 31, 2009, approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of December 31, 2009, $5.9 million of royalty payments owed by Biosense had been used to reduce the advances and the remaining approximately $13.3 million of amounts owed to Biosense Webster has been classified as debt in the accompanying balance sheet including $3.0 million as short-term debt and $10.3 million as long-term debt. The Company recorded research and development expenses of $1.7 million, $3.4 million, and $4.6 million and disposables, service and accessories revenue of $3.3 million, $2.0 million, and $1.6 million for the years ended December 31, 2009, 2008, and 2007, respectively, related to this agreement.

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

8. Lease Obligations

The Company leases its facilities under operating leases. For the years ended December 31, 2009, 2008, and 2007 rent expense was $1,727,375, $1,559,584, and $1,195,617 respectively.

In January 2006, the Company moved its primary operations into new facilities. The facility is subject to a lease which expires in 2018. Under the terms of the lease, the Company has options to renew for up to three additional years. The lease contains an escalating rent provision which the Company has straight-lined over the term of the lease.

The future minimum lease payments under non-cancelable leases as of December 31, 2009 are as follows:

Year	Operating Lease
2010	$1,666,881
2011	1,518,175
2012	1,524,133
2013	1,524,133
2014	1,565,876
2015 and Beyond	7,622,107

Total minimum lease payments	$15,421,305

9. Stockholders’ Equity

Public Offerings of Common Stock

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

In December 2008, the Company completed a registered direct offering in which it issued and sold 2,389,877 units (the “Units”) at the negotiated price of $4.18 per Unit, with each Unit consisting of (i) one share of the Company’s common stock (“Common Stock”), (ii) one warrant to purchase 0.75 shares of Common Stock at an exercise price of $5.11 per share (the “Series A Warrant”), (iii) one six-month warrant to purchase 0.90 shares of Common Stock at an exercise price of $4.65 per share (the “Series B Warrant”), for an aggregate of up to 2,148,739 shares of Common Stock, and (iv) two warrants to purchase 0.286 shares of Common Stock at an exercise price of $0.001 per share (the “Series C and D Warrants”), for an aggregate of up to 682,824 shares of Common Stock. The ability of the Investors to exercise the Series C and D Warrants was conditioned upon the trading price of Common Stock during certain periods prior to May 30, 2009, as described further below. The Series B, C and D Warrants all expired prior to June 30, 2009 and represented the right to acquire in the aggregate up to 2,831,563 shares of Common Stock. The Series A Warrants, which were exercisable on or after the date immediately following the six month anniversary of their issuance (the “Initial Exercisability Date”) and had a five year term from the Initial Exercisability Date, represented the right to acquire an aggregate of up to

1,792,408 shares of Common Stock. The Series A Warrants have a provision for full ratchet adjustment of the exercise price for the first two years following the closing, and a provision for weighted average adjustment thereafter, provided that, in any event upon three successive quarters of positive free cash flow (defined as cash flow from operations less non-acquisition related capital expenditures), the full ratchet anti-dilution protection will no longer apply and weighted average anti-dilution will apply thereafter. The exercise price adjustment provisions included in the Series A Warrant only reduce the exercise price, and will not result in any increase in the number of Series A Warrants or shares of Common Stock underlying the Series A Warrants. As discussed below, these provisions were triggered in February 2009. Under certain conditions, holders of Series C Warrants were entitled to purchase up to 341,412 shares of Common Stock until ten trading days after the two month anniversary of the issuance date of such warrants and holders of Series D Warrants were entitled to purchase up to 341,412 shares of Common Stock until ten trading days after the five month anniversary of the issuance date of such warrants. The ability of the holders to exercise the Series C Warrants was conditioned on the simple average of the daily volume weighted average price of the Common Stock for the 30 trading days prior to the two month anniversary of closing, and the ability of the holders to exercise the Series D Warrants was conditioned on the simple average of the daily volume weighted average price of the Company’s Common Stock for the 30 trading days prior to the five month anniversary of closing. If either such simple average was between $4.18 and $3.25, a portion of the Series C and D Warrants would be exercisable; if each such simple average was below $3.25, all of the Series C and D Warrants would be exercisable. The investors in this transaction became entitled to exercise and did exercise Series C and D Warrants to purchase 341,412 and 279,170 shares of common stock in March 2009 and June 2009, respectively.

As described above, this offering contained a provision that required a reduction of the exercise price for Series A Warrants if certain equity events occurred. Such an event occurred in February 2009 and as a result, the exercise price for the Series A Warrants was reduced to $3.16 per share. Under the provisions of general accounting principles for hedging and new guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, such a reset provision no longer meets the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations. This new guidance became effective for the Company as of January 1, 2009. Accordingly, the fair value of the warrants of $5.1 million was reclassified from stockholder’s equity into current liabilities at that date. The Company determined that no change in fair value had occurred between the date of closing and December 31, 2008 and as such, the Company did not record a cumulative effect for the change in accounting principal upon adoption of the new guidance. See Note 2 for fair value as of December 31, 2009.

In addition, concurrently with the offering discussed above, the Company completed a second registered direct offering for an aggregate of 2,024,260 shares of Common Stock and warrants to purchase up to 4,859,504 shares of Common Stock to the Lenders, for a purchase price of $4.94 per unit (representing the closing bid price of the Common Stock on the trading day preceding the execution of the agreement, plus an additional $0.125 per warrant share underlying the warrant). The warrants are exercisable at $4.64 per share, are exercisable on or after the date immediately following the six month anniversary of their issuance and have a five year term from that initial exercisability date. In conjunction with the two concurrent offerings, the Company received approximately $18.8 million net of offering expenses.

In August 2009 we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock, and warrants. The registration statement was declared effective by the SEC in September 2009.

In October 2009, we completed an offering of 7,475,000 shares of our common stock at $4.00 per share, receiving approximately $27.8 million in net proceeds.

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the our Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2009.

The Company has reserved shares of common stock for the exercise of warrants, the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31,
	2009	2008
Warrants	9,623,711	10,413,071
Stock award plans	5,380,371	5,411,026
Employee Stock Purchase Plan	243,398	25,540

	15,247,480	15,849,637

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In 1994, the Board of Directors adopted the 1994 Stock Option Plan. In 2002, the Board of Directors adopted a stock incentive plan (the 2002 Stock Incentive Plan) and a non-employee directors’ stock plan (2002 Director Plan). Each of these plans was subsequently approved by the Company’s stockholders. At December 31, 2009 and 2008, the Board of Directors has reserved a total of 5,380,371 and 5,411,026, shares respectively, of the Company’s common stock to provide for current and future grants under the 2002 Stock Incentive Plan and the 2002 Director Plan and for all current grants under the 1994 Stock Option Plan.

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

During the third quarter of 2009, the Company allowed certain option holders to participate in a one-time stock option exchange program. Participants in the program were allowed to cancel certain stock options in exchange for the grant of a lesser amount of stock options with lower exercise prices. The exchange ratios used resulted in a fair value of the replacement options to be granted that was approximately equal to the fair value of the options that were surrendered, and thus no incremental expense was recognized by the Company in conjunction with this option exchange. Of the 975,121 options eligible under the program, 407,832 options were cancelled by the Company in exchange for the granting of 149,976 replacement options. This exchange program was approved by our stockholders on June 10, 2009.

A summary of the options and stock appreciation rights activity for the year ended December 31, 2009 is as follows:

	Number of Options/SARS	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2008	4,480,683	$0.25-$14.84	$7.52
Granted	1,093,580	$3.38-$4.50	$4.02
Exercised	(5,138)	$1.62	$1.62
Forfeited	(893,675)	$0.25-$14.84	$7.96

Outstanding, December 31, 2009	4,675,450	$0.78-$14.84	$6.63

As of December 31, 2009 the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 3.4 years. Of the 4,675,450 options and stock appreciation rights that were outstanding as of December 31, 2009, 3,054,663 were vested and exercisable with a weighted average exercise price of $7.43 per share and a weighted average remaining term of 2.8 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2009
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price Per Share
$0.78 - $5.94	2,446,036	4.1 years	$4.61	1,183,930	$5.04
$6.77 - $9.90	1,332,573	2.7 years	7.49	1,106,461	7.60
$10.06 - $14.84	896,841	2.4 years	10.86	764,272	10.89

	4,675,450	3.4 years	$6.63	3,054,663	$7.43

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 306,121 options and stock appreciation rights that were in-the-money at December 31, 2009. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2009 was approximately $0.5 million based on a closing share price of $3.93 on December 31, 2009. The intrinsic value of fully vested options and stock appreciation rights outstanding at December 31, 2009 was approximately $0.3 million based on a closing price of $3.93 on December 31, 2009. During the year ended December 31, 2009, the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was less than $0.1 million. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2009 was $2.00 per share.

During the years ended December 31, 2009, 2008 and 2007, the Company realized less than $0.1 million, $0.3 million and $1.0 million, respectively, from the exercise of stock options and stock appreciation rights.

A summary of the restricted share grant activity for the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2008	1,021,718	$6.84
Granted	41,800	$4.06
Vested	(81,541)	$8.29
Forfeited	(123,039)	$6.18

Outstanding, December 31, 2009	858,938	$5.62

A summary of the restricted stock outstanding as of December 31, 2009 is as follows:

Number of Shares
Time based restricted shares	323,222
Performance based restricted shares	535,716

Outstanding, December 31, 2009	858,938

The intrinsic value of restricted shares outstanding at December 31, 2009 was approximately $3.4 million based on a closing share price of $3.93 as of December 31, 2009. During the year ended December 31, 2009, the aggregate intrinsic value of restricted shares vested was approximately $313,000 determined at the date of vesting.

During the years ended December 31, 2009 and December 31, 2008, the Company determined that it was not probable that the performance conditions related to certain of its outstanding restricted share awards would be achieved and accordingly, recorded approximately $(0.5) million and $(3.8) million, respectively, as a cumulative catch-up adjustment resulting in a reduction of share based compensation. During the year ended December 31, 2008, the Company also expensed approximately $1.1 million related to modifications of exercise provision of certain outstanding equity awards and to vesting and exercise provisions in conjunction with the retirement of its CEO.

As of December 31, 2009, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $5.9 million, net of estimated forfeitures of approximately $0.8 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan and reserved 250,000 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning July 1, 2009 with an initial purchase date of September 30, 2009. Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2009, a total of 6,602 shares had been purchased under this plan. As of December 31, 2009 there were 243,398 remaining shares available for issuance under the Employee Stock Purchase Plan.

2004 Employee Stock Purchase Plan

Upon the effectiveness of the initial public offering in August 2004, the Company adopted its 2004 Employee Stock Purchase Plan and reserved 277,777 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning January 1, 2005 with an initial purchase date of June 30, 2005. Eligible employees had the opportunity to participate in a new purchase period every 6 months. Under the terms of the plan, employees could purchase up to $12,500 of the Company’s common stock at 85% of the fair market value of the stock at the beginning or the end of the purchase period, subject to certain plan limitations. As of December 31, 2009, 2008, and 2007, a total of 277,777, 252,237, and 166,712 shares, respectively, had been purchased under this plan.

Warrants

Prior to its public offering in 2004, the Company issued warrants to purchase 446,063 shares of common stock at $7.81 exercisable through December 2007 and warrants to purchase 298,936 shares of common stock at $10.55 per share exercisable through February 2009 in connection with a corresponding issuance of convertible preferred stock.

During 2005, the Company issued warrants to purchase 306,418 shares of common stock at $6.53 in conjunction with a commitment for unsecured borrowing capacity from the Lenders. Such warrants are exercisable through November 2010. In February 2008, the Company issued warrants to the Lenders to purchase 572,246 shares of common stock at $6.99 per share exercisable through February 2013 in conjunction with a $20 million loan commitment as described in Note 7. In February 2009, the Company exercised its option to extend the terms of its guarantee with the same stockholders and issued warrants to the Lenders to purchase 1,582,280 shares of common stock at $3.16 per share exercisable through February 2014 as described in Note 7.

In December 2008, the Company issued warrants associated with two direct offerings as discussed above in “Public Offerings of Common Stock.”

In October 2009, the Company issued warrants to purchase 664,064 shares of common stock in conjunction with an extension of the commitment for unsecured borrowing capacity from the Lenders as described in Note 7.

During 2009, 2008, and 2007, warrants for 620,582, 479 and 147,619 shares, respectively, were exercised. Certain of these shares were exercised under the cashless exercise provision of the warrant agreements for a net issuance of 620,582, 479, and 93,050 shares of common stock during 2009, 2008, and 2007, respectively.

10. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
Deferred:
Federal	$9,850,636	$13,322,273	$11,396,216
State and local	1,299,941	781,188	(2,378,549)

	11,150,577	14,103,461	9,017,667
Valuation allowance	(11,150,577)	(14,103,461)	(9,017,667)

	$—	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2009	2008	2007
U.S. statutory income tax rate	34.0%	34.0%	34.0%
State and local taxes, net of federal tax benefit	4.4%	1.8%	(4.9)%
Permanent differences between book and tax and other	1.5%	(3.7)%	(10.4)%
Valuation allowance	(39.9)%	(32.1)%	(18.7)%

Effective income tax rate	0.0%	0.0%	0.0%

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

The components of the deferred tax asset are as follows:

	December 31,
	2009	2008
Current accruals	$1,933,934	$2,428,663
Depreciation and amortization	2,120,283	2,099,867
Deferred compensation	3,946,580	2,021,670
Net operating loss carryovers	105,266,308	96,004,376

Deferred tax assets	113,267,105	102,554,576
Valuation allowance	(113,267,105)	(102,554,576)

Net deferred tax assets	$—	$—

As of December 31, 2009, the Company has federal net operating loss carryforwards of approximately $290.8 million. The net operating loss carryforwards will expire at various dates beginning in 2010, approximately $4.0 million will expire between 2010 and 2012 and approximately $286.8 million will expire between 2018 and 2029, if not utilized. As of December 31, 2009, the Company has state net operating loss carryforwards of approximately $6.4 million, which will expire at various dates between 2010 and 2029, if not utilized.

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

The Company recognizes interest accrued, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2009, accrued interest and penalties were not material.

11. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2009	2008	2007
Basic and diluted:
Net loss	$(27,494,457)	$(43,885,974)	$(48,121,514)
Weighted average common shares outstanding	43,344,324	36,585,086	35,793,973

Net loss per share	$(0.63)	$(1.20)	$(1.34)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2009	2008	2007
Shares outstanding
Restricted shares	858,938	1,021,718	675,078
Shares issuable upon exercise of:
Options to purchase common stock	4,675,450	4,480,683	3,324,509
Warrants	9,623,711	10,413,071	357,350

	15,158,099	15,915,472	4,356,937

12. Employee Benefit Plan

Beginning in 2002, the Company offered employees the opportunity to participate in a 401(k) plan. The Company matches employee contributions dollar for dollar up to 3% of the employee’s salary during the employee’s period of participation. For the years ended December 31, 2009, 2008 and 2007, the Company expensed $540,168, $621,389 and $605,063, respectively, related to the plan.

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations, or liquidity of the Company.

The Company has entered into letters of credit to support certain commitments in the aggregate amount of $0.5 million. These letters of credit expire in March 2010, June 2010 and February 2011.

14. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment.

Geographic revenue is as follows:

	Year Ended December 31,
	2009	2008	2007
United States	$22,309,477	$29,052,328	$25,930,305
International	28,840,078	11,312,845	13,368,504

Total	$51,149,555	$40,365,173	$39,298,809

All of the Company’s long-lived assets are located in the United States.

15. Quarterly Data (Unaudited)

The following tabulations reflect the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008:

	Net Sales	Gross Profit	Net Loss	Basic and Diluted Loss Per Share
2009
First quarter	$11,133,134	$7,672,452	$(7,530,087)	$(0.18)
Second quarter	12,644,337	7,978,452	(7,439,777)	(0.18)
Third quarter	13,290,693	9,005,112	(5,813,743)	(0.14)
Fourth quarter	14,081,391	9,471,906	(6,710,850)	(0.14)

2008
First quarter	$7,028,451	$4,602,389	$(13,531,166)	$(0.37)
Second quarter	10,658,592	6,475,955	(12,789,661)	(0.35)
Third quarter	10,551,649	6,910,101	(10,073,125)	(0.28)
Fourth quarter	12,126,481	8,198,938	(7,492,022)	(0.20)

16. Subsequent Events

The Company noted that there were no subsequent events after the balance sheet date of December 31, 2009 through the filing of this report with the Securities and Exchange Commission.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2009, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The

Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stereotaxis, Inc.

We have audited Stereotaxis, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stereotaxis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Stereotaxis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stereotaxis, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of Stereotaxis, Inc., and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 15, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2010, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

Attention: Daniel J. Johnston

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

The following table summarizes certain information regarding our securities that may be issued pursuant to our equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
	(a)	(b)	(c )
Equity compensation plans approved by security holders	4,675,450	$6.63	948,320
Equity compensation plans not approved by security holders	—	—	—

Total	4,675,450		948,320

(1)

Includes 243,398 shares reserved for issuance under the 2009 Employee Stock Purchase Plan. Number of shares of common stock is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

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

See Exhibit Index appearing on page 86 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 15, 2010	By:	/s/ MICHAEL P. KAMINSKI
Michael P. Kaminski President & Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael P. Kaminski and Daniel J. Johnston, and each of them, his true and lawful attorneys-in-fact and agents, with full Power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full Power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRED A. MIDDLETON Fred A. Middleton	Chairman of the Board of Directors	March 15, 2010

/s/ MICHAEL P. KAMINSKI Michael P. Kaminski	President & Chief Executive Officer, Director (principal executive officer)	March 15, 2010

/s/ DANIEL J. JOHNSTON Daniel J. Johnston	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2010

/s/ CHRISTOPHER ALAFI Christopher Alafi	Director	March 15, 2010

/s/ DAVID W. BENFER David W. Benfer	Director	March 15, 2010

/s/ BEVIL J. HOGG Bevil J. Hogg	Director	March 15, 2010

/s/ WILLIAM M. KELLEY William M. Kelley	Director	March 15, 2010

/s/ ABHIJEET J. LELE Abhijeet J. Lele	Director	March 15, 2010

Signature	Title	Date

/s/ WILLIAM C. MILLS III William C. Mills III	Director	March 15, 2010

/s/ ROBERT J. MESSEY Robert J. Messey	Director	March 15, 2010

/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky	Director	March 15, 2010

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at the End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2009	$328,307	$353,532	$(359,376)	$322,463
Year ended December 31, 2008	189,040	207,798	(68,531)	328,307
Year ended December 31, 2007	90,716	280,648	(182,324)	189,040

Allowance for inventories valuation:
Year ended December 31, 2009	$583,278	$321,058	$(91,868)	$812,468
Year ended December 31, 2008	595,105	87,391	(99,218)	583,278
Year ended December 31, 2007	211,455	2,170,606	(1,786,956)	595,105

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

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

4.9

Form of Series A Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.10

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

10.2a#

2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

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

10.3#	2009 Employee Stock Purchase Plan, as adopted June 10, 2009, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

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

10.5b#

Amended and Restated Employment Agreement dated November 25, 2008, between Bevil J. Hogg and the Registrant, incorporated by reference to Exhibit 10.5b of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008.

10.6a#

Employment Agreement dated April 4, 2001 between Douglas M. Bruce and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.6.

10.6b#

Amendment to Employment Agreement dated August 6, 2009 between Douglas M. Bruce and the Registrant, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

Number	Description
10.7a#

Employment Agreement dated February 16, 2001 between Melissa Walker and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.7.

10.7b#

Amendment to Employment Agreement dated August 6, 2009 between Melissa C. Walker and the Registrant, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.8a#

Employment Agreement dated April 17, 2002 between Michael P. Kaminski and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.8.

10.8b#

First Amendment to Employment Agreement dated as of May 29, 2008, by and between the Registrant and Micheal P. Kaminski, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed June 3, 2008.

10.8c#

Corrected Second Amendment to Employment Agreement dated August 6, 2009 by and between Michael P. Kaminski and the Registrant, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.9a#

Letter Agreement and Employment Agreement dated May 26, 2004 between James M. Stolze and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.17.

10.9b#

Amendment to Employment Agreement dated August 6, 2009 between James M. Stolze and the Registrant, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.10a#

Employment Agreement, dated June 2, 2008, between the Registrant and Louis T. Ruggiero, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.10b#

Amendment to Employment Agreement dated August 6, 2009 between Louis T. Ruggiero and the Registrant, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.11#

Employment Agreement dated August 5, 2009 between Dan Johnston and the Registrant, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.12#	Summary of annual cash compensation of executive officers (filed herewith).

10.13#	Summary of Non-Employee Directors’ Compensation, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.14

Stereotaxis Advisory Board and Consulting Agreement, dated February 25, 2009, between the Company and Eric N. Prystowsky, MD, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2009.

10.15

Collaboration Agreement dated June 8, 2001 between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.16†

Extended Collaboration Agreement dated May 27, 2003 between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

Number	Description
10.17

Amendment to Collaboration Agreement dated May 5, 2006 between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.18†

Development and Supply Agreement dated May 7, 2002 between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.19†

Amendment to Development and Supply Agreement dated November 3, 2003 between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.20†

Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.21†

Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.22†	Third Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc. (filed herewith)

10.23

Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.24†

Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.25†

Japanese Market Development Agreement dated May 18, 2004 between the Registrant, Siemens Aktiengesellschaft and Siemens Asahi Medical Technologies Ltd., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.32.

10.26†

Office Lease dated November 15, 2004 between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.27

Amendment to Office Lease dated November 30, 2007 between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.28

Amended and Restated Loan and Security Agreement, dated March 12, 2009, between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q/A (File No. 000-50884) for the fiscal quarter ended March 31, 2009.

10.29

First Loan Modification Agreement (Domestic), by and between Silicon Valley Bank and Stereotaxis, Inc., dated December 15, 2009, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on December 21, 2009.

10.30

Export-Import Bank Loan and Security Agreement, dated March 12, 2009, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2009.

Number	Description
10.31a	Note and Warrant Purchase Agreement, effective February 7, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.31b	First Amendment to Note and Warrant Purchase Agreement, effective December 29, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008.

10.31c	Second Amendment to Note and Warrant Purchase Agreement, effective October 9, 2009, between the Registrant and the investors named therein (filed herewith).

21.1	List of Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

#	Indicates management contract or compensatory plan
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.