Form 10-Q
period 2010-03-31
Stereotaxis, Inc.
filed 2010-05-07
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on April 30, 2010 was 50,434,532.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,512,979	$30,546,550
Accounts receivable, net of allowance of $177,362 and $322,463 in 2010 and 2009, respectively	10,580,935	11,152,648
Current portion of long-term receivables	66,800	66,800
Inventories	4,940,183	4,403,675
Prepaid expenses and other current assets	4,048,203	3,872,535

Total current assets	44,149,100	50,042,208
Property and equipment, net	4,584,611	4,790,310
Intangible assets, net	1,111,111	1,144,445
Long-term receivables	127,762	138,441
Other assets	5,113	5,112

Total assets	$49,977,697	$56,120,516

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$14,166,666	$3,333,333
Accounts payable	5,037,547	3,881,205
Accrued liabilities	6,995,774	8,615,287
Deferred revenue	8,120,584	7,191,492
Warrants	5,679,783	4,142,614

Total current liabilities	40,000,354	27,163,931
Long-term debt, less current maturities	8,489,530	20,346,655
Long-term deferred revenue	822,928	948,574
Other liabilities	16,733	20,013
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2010 and 2009, none outstanding at 2010 and 2009	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2010 and 2009, 50,424,664 and 50,208,171 shares issued at 2010 and 2009, respectively	50,425	50,208
Additional paid in capital	332,683,067	331,249,918
Treasury stock, 40,151 shares at 2010 and 2009	(205,999)	(205,999)
Accumulated deficit	(331,879,341)	(323,452,784)

Total stockholders’ equity	648,152	7,641,343

Total liabilities and stockholders’ equity	$49,977,697	$56,120,516

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Systems	$5,233,755	$6,860,807
Disposables, service and accessories	5,382,854	4,272,327

Total revenue	10,616,609	11,133,134
Cost of revenue:
Systems	2,076,717	2,563,483
Disposables, service and accessories	843,953	897,199

Total cost of revenue	2,920,670	3,460,682
Gross margin	7,695,939	7,672,452
Operating expenses:
Research and development	3,369,538	3,309,862
Sales and marketing	6,695,117	7,453,439
General and administrative	3,890,336	4,038,156

Total operating expenses	13,954,991	14,801,457

Operating loss	(6,259,052)	(7,129,005)
Other income (expense)	(1,537,169)	250,937
Interest income	2,782	26,972
Interest expense	(633,118)	(678,991)

Net loss	$(8,426,557)	$(7,530,087)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.18)

Weighted average shares used in computing net loss per common share:
Basic and diluted	49,621,318	41,281,130

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(8,426,557)	$(7,530,087)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	503,914	499,541
Amortization	33,334	33,333
Amortization of warrants	339,270	174,345
Share-based compensation	98,387	1,185,626
Loss on asset disposal	4,556	12,437
Non-cash expense net of non-cash royalty (income)	(857,125)	(431,104)
Warrant adjustment	1,537,169	(250,937)
Changes in operating assets and liabilities:
Accounts receivable	571,713	(2,830,973)
Other receivables	10,679	20,049
Inventories	(573,783)	(58,735)
Prepaid expenses and other current assets	(98,371)	(69,840)
Other assets	—	(481)
Accounts payable	1,156,342	769,067
Accrued liabilities	(1,191,917)	(543,300)
Deferred revenue	803,446	(1,383,129)
Other liabilities	(3,281)	(12,440)

Net cash used in operating activities	(6,092,224)	(10,416,628)
Cash flows from investing activities
Purchase of equipment	(265,496)	(1,046,836)

Net cash used in investing activities	(265,496)	(1,046,836)
Cash flows from financing activities
Proceeds from long-term debt	10,000,000	—
Payments of long-term debt	(10,166,667)	(166,666)
Proceeds from issuance of stock and warrants, net of issuance costs	490,816	74,235

Net cash provided by (used in) financing activities	324,149	(92,431)

Net decrease in cash and cash equivalents	(6,033,571)	(11,555,895)
Cash and cash equivalents at beginning of period	30,546,550	30,355,657

Cash and cash equivalents at end of period	$24,512,979	$18,799,762

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

1. Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 15, 2010.

2. Summary of Significant Accounting Policies

Revenue and Costs of Revenue

For arrangements with multiple deliverables, the Company allocates the total revenue to each deliverable based on the provisions of general accounting principles for revenue recognition and multiple-deliverable revenue arrangements and recognizes revenue for each separate element as the criteria for revenue recognition are met. Each element is assigned an estimated selling price using vendor-specific objective evidence, third party evidence, or management’s estimate.

Under our revenue recognition policy, a portion of revenue for Niobe systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Beginning in the quarter ended March 31, 2010, revenue for certain Odyssey systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. However, this change did not have a material impact on revenue recognition for the three months ended March 31, 2010. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multiple-deliverable arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The largest adjustment between the shares outstanding at March 31, 2010 and the weighted average shares used for calculating basic earnings per share is the deduction of unearned restricted shares, which amounted to 616,111 at March 31, 2010. This amount is primarily comprised of 525,716 performance-based shares that are outstanding at March 31, 2010, but for which the performance conditions are not expected

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to be met. In addition, the Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable because the Company’s unearned restricted shares do not contractually participate in its losses.

As of March 31, 2010, the Company had 5,016,674 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $6.49 per share and 9,623,711 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.26 per share. The Company had a weighted average of 616,111 unearned restricted shares for the three months ended March 31, 2010.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and warrants. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”).

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $20,991,377 and $27,239,083 at March 31, 2010 and December 31, 2009, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was approximately $2,800 during the three months ended March 31, 2010. There were no transfers in or out of Level 1 during the three months ended March 31, 2010.

The Company’s financial liabilities consist of warrants in the amount of $5,679,783 at March 31, 2010. These liabilities are classified as Level 3 as described above and are measured using the Black-Scholes valuation model. The mark-to-market adjustment recorded in other income (expense) for these warrants was $1,537,169 during the three months ended March 31, 2010. There were no purchases, sales, issuances, transfers, or settlements of Level 3 financial instruments during the three months ended March 31, 2010. These warrants were transferred into Level 3 on January 1, 2009 based on the adoption of general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. See Note 10 for additional details.

Fair Value – Other Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of March 31, 2010 and December 31, 2009.

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

Long and short-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value. See Note 8 for disclosure of the fair value of debt.

Share-Based Compensation

The Company accounts for its grants of stock options, stock appreciation rights and restricted shares and for its employee stock purchase plan in accordance with the provisions of general accounting principles for share-based payments. These accounting principles require the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests.

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06”), which is an amendment to the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after Dec. 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after Dec. 15, 2010. See “Fair Value Measurements” section of Note 2 for required disclosures.

Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments by stockholders, and included the Company’s unrealized income (loss) on marketable securities. During the three months ended March 31, 2010 and 2009, unrealized gains or losses related to investments were $0. Accumulated other comprehensive income (loss) at March 31, 2010 and 2009 was $0.

3. Inventory

Inventory consists of the following:

	March 31, 2010	December 31, 2009
Raw materials	$2,383,965	$1,785,908
Work in process	530,605	312,797
Finished goods	2,736,823	3,117,438
Reserve for obsolescence	(711,210)	(812,468)

Total inventory	$4,940,183	$4,403,675

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2010	December 31, 2009
Prepaid expenses	$701,367	$733,966
Deferred cost of revenue	1,215,892	960,145
Other assets	2,130,944	2,178,424

Total prepaid expenses and other current assets	$4,048,203	$3,872,535

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property and Equipment

Property and equipment consist of the following:

	March 31, 2010	December 31, 2009
Equipment	$8,829,217	$8,541,355
Equipment held for lease	547,416	547,416
Leasehold improvements	2,317,753	2,317,753

	11,694,386	11,406,524
Less: Accumulated depreciation	(7,109,775)	(6,616,214)

Net property and equipment	$4,584,611	$4,790,310

6. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
Accrued salaries, bonus, and benefits	$4,235,365	$5,160,246
Accrued research and development	7,096	140,284
Accrued legal and other professional fees	430,211	539,651
Other	2,323,102	2,775,106

Total accrued liabilities	$6,995,774	$8,615,287

7. Deferred Revenue

Deferred revenue consists of the following:

	March 31, 2010	December 31, 2009
Product shipped, revenue deferred	$2,620,165	$1,898,701
Customer deposits	633,288	1,022,476
Deferred service and license fees	5,690,059	5,218,889

	8,943,512	8,140,066
Less: Long-term deferred revenue	(822,928)	(948,574)

Total current deferred revenue	$8,120,584	$7,191,492

8. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement, due March 2011	$10,000,000	$10,211,785	$10,000,000	$10,261,547
June 2007 term note, due June 2010	166,666	166,971	333,334	334,243
Biosense Webster Advance	12,489,530	12,774,213	13,346,654	13,683,595

Total debt	22,656,196	23,152,969	23,679,988	24,279,385
Less current maturities	(14,166,666)	(14,469,931)	(3,333,333)	(3,359,455)

Total long term debt	$8,489,530	$8,683,038	$20,346,655	$20,919,930

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revolving line of credit

In December 2009, the Company amended its agreement with its primary lender to extend the maturity of the current working capital line of credit from March 31, 2010 to March 31, 2011 and to increase the total availability under the line from $25 million to $30 million, retaining the $10 million sublimit for borrowings supported by guarantees from stockholders who are affiliates of two members of its board of directors (“Lenders”) and considered to be related parties. Under the revised facility the Company is required to maintain a minimum “tangible net worth” as defined in the agreement. Interest on the facility accrues at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts.

As of March 31, 2010, the Company had $10 million outstanding under the revolving line of credit and a current borrowing capacity of $15.2 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $5.2 million under the revolving line of credit at March 31, 2010. As of March 31, 2010, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

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

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. As of March 31, 2010, approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of March 31, 2010, $6.9 million of royalty payments owed by Biosense had been used to reduce the advances and the remaining approximately $12.5 million of amounts owed to Biosense Webster has been classified as debt in the accompanying balance sheet including $4.0 million as short-term debt and $8.5 million as long-term debt. The Company recorded research and development expenses of $0.2 million and disposables, service and accessories revenue of $1.0 million for the three months ended March 31, 2010, related to this agreement.

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Stockholders’ Equity

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in both the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2010. At March 31, 2010, the Board of Directors had reserved a total of 5,171,981 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2010, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $4.5 million, net of estimated forfeitures of approximately $1.2 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods. In March 2010, the Company made an adjustment to its forfeiture rate based on historical information, which resulted in a reduction of share-based compensation of $0.8 million for the three months ended March 31, 2010.

A summary of the option and stock appreciation rights activity for the three months ended March 31, 2010 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2009	4,675,450	$0.78 - $14.84	$6.63
Granted	596,200	$4.67	$4.67
Exercised	(130,555)	$1.62 - $4.94	$3.53
Forfeited	(124,421)	$3.46 - $14.84	$6.11

Outstanding, March 31, 2010	5,016,674	$0.78 - $14.84	$6.49

A summary of the restricted share grant activity for the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2009	858,938	$6.66
Granted	—	—
Vested	(25,346)	$10.15
Forfeited	(13,747)	$4.60

Outstanding, March 31, 2010	819,845	$6.59

A summary of the restricted stock outstanding as of March 31, 2010 is as follows:

Number of Shares
Time based restricted shares	294,129
Performance based restricted shares	525,716

Outstanding, March 31, 2010	819,845

10. Warrants Liability

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In conjunction with its December 29, 2008 registered direct offering, the Company issued warrants to purchase 1,792,408 shares of the Company’s common stock that contained a provision that required a reduction of the exercise price if certain equity events occurred. Under the provisions of general accounting principles for derivatives and hedging activities and determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, such a reset provision does not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations. General accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock became effective for the Company as of January 1, 2009. Accordingly, the fair value of the warrants as of that date was reclassified from stockholders’ equity into current liabilities.

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $5,679,783 were measured at fair value on a recurring basis as of March 31, 2010 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at March 31, 2010 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 65%; 3) risk-free interest rate of 2.55%; and 4) expected life of 4.25 years. The fair value of the outstanding derivative instrument and the effect on the Statement of Operations is as follows:

Fair Value of Warrants
Balance, December 31, 2009	4,142,614
Change in fair value	1,537,169

Balance, March 31, 2010	$5,679,783

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

March 31, 2010
Warranty accrual, December 31, 2009	$547,483
Warranty expense incurred	66,331
Payments made	(136,791)

Warranty accrual, March 31, 2010	$477,023

12. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

13. Subsequent Events

In April 2010, the Company entered into an amendment to its current agreement with Biosense Webster. This amendment extends Biosense Webster’s exclusive distribution rights for the Company’s non-irrigated catheters until August 1, 2010 in order to extend the time for negotiation of a possible expanded collaboration agreement including co-marketing of Odyssey products. This agreement also updates the parties’ revenue sharing arrangement in accordance with such extension.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in Item 1A “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2009. Forward-looking statements discuss matters that are not historical facts and include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias, coronary artery disease and peripheral vascular disease. The NIOBE system is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. In addition to the NIOBE system and its components, Stereotaxis also has developed the ODYSSEY Enterprise Solution which provides an innovative information backbone for managing, controlling, recording and sharing procedures performed in interventional labs. The ODYSSEY workstation standardizes data integration for magnetic and standard interventional labs by enhancing the physician workflow through a consolidated display of multiple systems and eliminating the challenge of interacting simultaneously with many separate diagnostic systems. ODYSSEY Enterprise Cinema then captures a complete record of synchronized procedure data that can be viewed live or from a comprehensive archive of cases performed. Hospitals can also share procedures with other institutions providing a forum for defining clinical best practices across a broad spectrum of medical procedures. The core components of the NIOBE and the ODYSSEY systems have received regulatory clearance in the U.S., Canada, Europe and various other countries.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue Recognition

For arrangements with multiple deliverables, the Company allocates the total revenue to each deliverable based on the provisions of general accounting principles for revenue recognition and multiple-deliverable revenue arrangements and recognizes revenue for each separate element as the criteria for revenue recognition are met. Each element is assigned an estimated selling price using vendor-specific objective evidence, third party evidence, or management’s estimate.

Under our revenue recognition policy, a portion of revenue for Niobe systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Beginning in the quarter ended March 31, 2010, revenue for certain Odyssey systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. However, this change did not have a material impact on revenue recognition for the three months ended March 31, 2010. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multiple-deliverable arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenue. Revenue decreased from $11.1 million for the three months ended March 31, 2009 to $10.6 million for the three months ended March 31, 2010, a decrease of approximately 5%. Revenue from the sale of systems decreased from $6.9 million to $5.2 million, a decrease of approximately 24%, primarily due to a decrease in the number of NIOBE systems sold. We recognized revenue on four NIOBE systems and a total of $0.8 million for ODYSSEY and CINEMA systems during the 2010 period, versus five NIOBE systems and a total of $0.9 million for ODYSSEY and CINEMA systems during the 2009 period. Revenue from sales of disposable interventional devices, service and accessories increased to $5.4 million for the three months ended March 31, 2010 from $4.3 million for the three months ended March 31, 2009, an increase of approximately 26%. The increase was attributable to the increased base of installed systems, the resulting disposable sales and service contracts, as well as favorable pricing on a next generation proprietary disposable.

Cost of Revenue. Cost of revenue decreased from $3.5 million for the three months ended March 31, 2009 to $2.9 million for the three months ended March 31, 2010, a decrease of approximately 16%. Cost of revenue for systems sold decreased from $2.6 million for the three months ended March 31, 2009 to $2.1 million for the three months ended March 31, 2010, a decrease of approximately 19%, primarily due to the decrease in the number of NIOBE systems sold in the most recent quarter. Cost of revenue for disposables, service and accessories decreased to $0.8 million during the 2010 period from $0.9 million during the 2009 period. As a percentage of our total revenue, overall gross margin improved to 72% for the three months ended March 31, 2010 compared to 69% during the same three month period of the prior year, primarily due to a shift in revenue from system revenue to recurring revenue. Gross margin for disposables, service and accessories was 84% for the current quarter compared to 79% for the three months ended March 31, 2009.

Research and Development Expenses. Research and development expenses increased slightly from $3.3 million for the three months ended March 31, 2009 to $3.4 million for the three months ended March 31, 2010, an increase of approximately 2%. This increase was primarily due to an increase in development costs for certain new product introductions.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $7.5 million for the three months ended March 31, 2009 to $6.7 million for the three months ended March 31, 2010, a decrease of approximately 10%. The decrease was primarily due to lower share-based compensation as a result of increased forfeitures.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses decreased to $3.9 million from $4.0 million for the three months ended March 31, 2010 and 2009, respectively, a decrease of approximately 4%. This decrease was primarily due to lower bad debt expense.

Other Income (Expense). Other income (expense) represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Income. Interest income remained consistent at less than $0.1 million for the three months ended March 31, 2010 and 2009. There was a slight decrease in the balance from the prior year period due to lower invested balances.

Interest Expense. Interest expense decreased to $0.6 million for the three months ended March 31, 2010 from $0.7 million for the three months ended March 31, 2009, primarily due to lower average balances outstanding.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At March 31, 2010 we had $24.5 million of cash and equivalents. We had working capital of approximately $4.1 million and $22.9 million as of March 31, 2010 and December 31, 2009, respectively. The decrease in working capital is due principally to the reclassification of $11 million of debt from long-term to current during the period as well as the $6.1 million use of cash from operating activities.

The following table summarizes our cash flow by operating, investing and financing activities for each of three month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash Flow used in Operating Activities	$(6,092)	$(10,417)
Cash Flow used in Investing Activities	$(266)	$(1,047)
Cash Flow provided by (used in) Financing Activities	$324	$(92)

Net cash used in operating activities. We used approximately $6.1 million and $10.4 million of cash for operating activities during the three months ended March 31, 2010 and 2009, respectively. This decrease was driven by an improvement in our cash position of operating assets and liabilities, which generated approximately $0.7 million during the three months ended March 31, 2010, compared to a use of cash of $4.1 million for the three months ended March 31, 2009. This was partially offset by an increase in the net loss of $0.9 million.

Net cash used in investing activities. We used approximately $0.3 million and $1.0 million of cash for purchases of equipment during the three months ended March 31, 2010 and 2009, respectively.

Net cash provided by (used in) financing activities. We generated approximately $0.3 million of cash for the three month period ended March 31, 2010 compared to a use of cash of $0.1 million for the three month period ended March 31, 2009. This increase in cash generated was the result of additional exercises of stock options and stock appreciation rights.

Borrowing facilities

In December 2009, the Company amended its agreement with its primary lender to extend the maturity of the current working capital line of credit from March 31, 2010 to March 31, 2011 and to increase the total availability under the line from $25 million to $30 million, retaining the $10 million sublimit for borrowings supported by guarantees from stockholders who are affiliates of two members of its board of directors (“Lenders”) and considered to be related parties. Under the revised facility the Company is required to maintain a minimum “tangible net worth” as defined in the agreement. Interest on the facility accrues at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts.

As of March 31, 2010, the Company had $10 million outstanding under the revolving line of credit and a current borrowing capacity of $15.2 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $5.2 million under the revolving line of credit at March 31, 2010. As of March 31, 2010, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

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

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. As of March 31, 2010, approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of March 31, 2010, $6.9 million of royalty payments owed by Biosense had been used to reduce the advances and the remaining approximately $12.5 million of amounts owed to Biosense Webster has been classified as debt in the accompanying balance sheet including $4.0 million as short-term debt and $8.5 million as long-term debt. The Company recorded research and development expenses of $0.2 million and disposables, service and accessories revenue of $1.0 million for the three months ended March 31, 2010, related to this agreement.

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

Cash flow

We expect to have negative cash flow from operations in 2010. Throughout 2010, we expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our sales and marketing expenditures and our general and administrative expenses will increase in 2010 in order to support our product commercialization efforts. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our activities are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international activities are subject to risks typical of international activities, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of March 31, 2010 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the three months ended March 31, 2010, sales denominated in foreign currencies were approximately 11% of total revenue and as such, our revenue would have decreased by approximately $0.1 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the three months ended March 31, 2010, expenses denominated in foreign currencies were approximately 14% of our total expenses and as such, our operating expenses would have decreased by approximately $0.2 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at March 31, 2010 would not have materially affected the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of March 31, 2010, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. However, because our outstanding debt is subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in no increase in interest expense for the three months ended March 31, 2010.

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

ITEM 1A.	RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 17, 2010	55,398	4.67	—	—
Total	55,398	4.67	—	—

(1)	Shares withheld from employee bonuses equal to the Company’s applicable tax withholding obligation for each individual.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: May 7, 2010	By:	/s/ MICHAEL P. KAMINSKI
Michael P. Kaminski, Chief Executive Officer

Date: May 7, 2010	By:	/s/ DANIEL J. JOHNSTON
Daniel J. Johnston, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1 †	Fourth Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc. (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.