Form 10-Q
period 2010-06-30
Stereotaxis, Inc.
filed 2010-08-06
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on August 2, 2010 was 50,372,024.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,014,249	$30,546,550
Accounts receivable, net of allowance of $294,368 and $322,463 in 2010 and 2009, respectively	14,147,775	11,152,648
Current portion of long-term receivables	63,800	66,800
Inventories	4,272,702	4,403,675
Prepaid expenses and other current assets	3,024,675	3,872,535

Total current assets	43,523,201	50,042,208
Property and equipment, net	4,445,477	4,790,310
Intangible assets, net	2,742,778	1,144,445
Long-term receivables	146,425	138,441
Other assets	5,112	5,112

Total assets	$50,862,993	$56,120,516

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$19,499,999	$3,333,333
Accounts payable	5,766,991	3,881,205
Accrued liabilities	7,698,627	8,615,287
Deferred revenue	7,606,228	7,191,492
Warrants	3,172,562	4,142,614

Total current liabilities	43,744,407	27,163,931

Long-term debt, less current maturities	7,154,045	20,346,655
Long-term deferred revenue	789,381	948,574
Other liabilities	14,134	20,013

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2010 and 2009, none outstanding at 2010 and 2009	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2010 and 2009, 50,356,233 and 50,208,171 shares issued at 2010 and 2009, respectively	50,356	50,208
Additional paid in capital	335,058,197	331,249,918
Treasury stock, 40,151 shares at 2010 and 2009	(205,999)	(205,999)
Accumulated deficit	(335,741,528)	(323,452,784)

Total stockholders’ equity (deficit)	(838,974)	7,641,343

Total liabilities and stockholders’ equity	$50,862,993	$56,120,516

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Systems	$9,439,857	$8,162,504	$14,673,611	$15,023,312
Disposables, service and accessories	5,578,221	4,481,833	10,961,076	8,754,162

Total revenue	15,018,078	12,644,337	25,634,687	23,777,474

Cost of revenue:
Systems	4,313,774	3,212,031	6,390,490	5,775,513
Disposables, service and accessories	612,379	1,453,854	1,456,332	2,351,052

Total cost of revenue	4,926,153	4,665,885	7,846,822	8,126,565

Gross margin	10,091,925	7,978,452	17,787,865	15,650,909

Operating expenses:
Research and development	3,358,008	3,636,007	6,727,546	6,945,870
Sales and marketing	8,446,612	7,680,549	15,141,730	15,133,984
General and administrative	3,976,057	3,314,678	7,866,394	7,352,843

Total operating expenses	15,780,677	14,631,234	29,735,670	29,432,697

Operating loss	(5,688,752)	(6,652,782)	(11,947,805)	(13,781,788)

Other income	2,507,221	304,709	970,052	555,646
Interest income	2,148	4,376	4,930	31,349
Interest expense	(682,804)	(1,096,080)	(1,315,921)	(1,775,071)

Net loss	$(3,862,187)	$(7,439,777)	$(12,288,744)	$(14,969,864)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.18)	$(0.25)	$(0.36)

Weighted average shares used in computing net loss per common share:
Basic and diluted	49,885,589	41,670,130	49,753,046	41,476,704

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(12,288,744)	$(14,969,864)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	926,511	1,128,860
Amortization	66,667	66,667
Amortization of warrants	621,348	674,575
Share-based compensation	751,876	2,608,500
Loss on asset disposal	4,556	551,559
Non-cash royalty (income), net	(1,628,842)	(833,582)
Warrant adjustment	(970,052)	(555,646)
Changes in operating assets and liabilities:
Accounts receivable	(2,995,127)	(2,212,230)
Other receivables	(4,984)	13,443
Inventories	93,698	796,181
Prepaid expenses and other current assets	643,079	180,572
Other assets	—	73,750
Accounts payable	1,885,786	(282,417)
Accrued liabilities	(489,064)	(1,324,548)
Deferred revenue	255,543	(1,970,205)
Other liabilities	(5,879)	(11,588)

Net cash used in operating activities	(13,133,628)	(16,065,973)

Cash flows from investing activities
Purchase of equipment	(548,959)	(1,246,403)

Net cash used in investing activities	(548,959)	(1,246,403)

Cash flows from financing activities
Proceeds from revolving line of credit	25,500,000	—
Payments of revolving line of credit	(20,333,334)	(333,331)
Payments of long-term debt	(563,768)	—
Proceeds from issuance of stock and warrants, net of issuance costs	547,388	69,631

Net cash provided by (used in) financing activities	5,150,286	(263,700)

Net decrease in cash and cash equivalents	(8,532,301)	(17,576,076)
Cash and cash equivalents at beginning of period	30,546,550	30,355,657

Cash and cash equivalents at end of period	$22,014,249	$12,779,581

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

1. Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010.

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

Under our revenue recognition policy, a portion of revenue for NIOBE® systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Beginning in the quarter ended March 31, 2010, revenue for certain ODYSSEYTM VISION systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. However, this change did not have a material impact on revenue recognition for the three months ended March 31, 2010. Beginning in the quarter ended June 30, 2010, revenue for the remaining types of ODYSSEY VISION systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $1.2 million and additional gross margin of $0.6 million during the quarter ended June 30, 2010. Revenue is recognized for other types of ODYSSEY systems upon completion of installation, since there are no qualified third party installers. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multiple-deliverable arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimis effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The largest adjustment between the shares outstanding at June 30, 2010 and the weighted average shares used for calculating basic earnings per share for the quarter ended June 30, 2010 is the deduction of unearned restricted shares, which amounted to 296,012 at June 30, 2010. This amount is primarily comprised of 252,000 performance-based shares that are outstanding at June 30, 2010, but for which the performance conditions are not expected to be met. In addition, the Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable because the Company’s unearned restricted shares do not contractually participate in its losses.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2010, the Company had 5,152,718 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $6.26 per share and 9,623,711 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.26 per share. The Company had a weighted average of 562,345 and 590,217 unearned restricted shares for the three and six months ended June 30, 2010.

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

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $3,088,042 and $27,239,083 at June 30, 2010 and December 31, 2009, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was approximately $2,100 and $4,900 during the three and six month periods ended June 30, 2010. There were no transfers in or out of Level 1 during the three and six month periods ended June 30, 2010.

The Company’s financial liabilities consist of warrants in the amount of $3,172,562 at June 30, 2010. These liabilities are classified as Level 3 as described above and are measured using a Monte Carlo valuation model. The mark-to-market adjustment recorded in other income for these warrants was $2,507,221 and $970,052 during the three and six month periods ended June 30, 2010. There were no purchases, sales, issuances, transfers, or settlements of Level 3 financial instruments during the three and six month periods ended June 30, 2010. These warrants were transferred into Level 3 on January 1, 2009 based on the adoption of general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. See Note 11 for additional details.

Fair Value – Other Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of June 30, 2010 and December 31, 2009.

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

Long and short-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value. See Note 9 for disclosure of the fair value of debt.

Share-Based Compensation

The Company accounts for its grants of stock options, stock appreciation rights and restricted shares and for its employee stock purchase plan in accordance with the provisions of general accounting principles for share-based payments. These accounting principles require the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the requisite service period.

The Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Restricted shares granted to employees are valued at the fair market value at the date of grant. The Company records the amount to expense over the service period on a straight-line basis. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06”), which is an amendment to the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010. See “Fair Value Measurements” section of Note 2 for required disclosures.

3. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2010	2009

Raw materials	$2,211,730	$1,785,908
Work in process	421,070	312,797
Finished goods	2,254,832	3,117,438
Reserve for obsolescence	(614,930)	(812,468)

Total inventory	$4,272,702	$4,403,675

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2010	2009

Prepaid expenses	$295,353	$733,966
Deferred cost of revenue	1,053,271	960,145
Other assets	1,676,051	2,178,424

Total prepaid expenses and other current assets	$3,024,675	$3,872,535

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

5. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2010	2009

Equipment	$9,013,311	$8,541,355
Equipment held for lease	547,416	547,416
Leasehold improvements	2,400,789	2,317,753

	11,961,516	11,406,524
Less: Accumulated depreciation	(7,516,039)	(6,616,214)

Net property and equipment	$4,445,477	$4,790,310

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Intangible Assets

On June 4, 2010, the Company entered into an agreement to issue 450,000 shares of its common stock to a consultant (the “Purchaser”) in exchange for intellectual property rights related to the Company’s products. The Company issued 200,000 shares upon execution of the agreement and will issue an aggregate of 250,000 shares in annual installments on the first three anniversaries of the agreement. The unissued shares meet the criteria for equity classification under Accounting Standards Codification 480 Distinguishing Liabilities from Equity and therefore, are recorded in additional paid-in capital. There was no cash consideration paid for the securities. The securities were issued in consideration of the assignment to the Company of the Purchaser’s rights in certain intellectual property, including patent applications, in all inventions and discoveries in the Company’s business field (as defined in the agreement) that had been developed under various other agreements, which were terminated. The securities were sold by the Company in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. There were no underwriters or placement agents involved in the transaction.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2010	2009

Accrued salaries, bonus, and benefits	$4,774,355	$5,160,246
Accrued research and development	42,217	140,284
Accrued legal and other professional fees	184,317	539,651
Other	2,697,738	2,775,106

Total accrued liabilities	$7,698,627	$8,615,287

8. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2010	2009

Product shipped, revenue deferred	$526,995	$1,898,701
Customer deposits	1,878,353	1,022,476
Deferred service and license fees	5,990,261	5,218,889

	8,395,609	8,140,066
Less: Long-term deferred revenue	(789,381)	(948,574)

Total current deferred revenue	$7,606,228	$7,191,492

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving credit agreement, due March 2011	$15,499,999	$15,738,504	$10,000,000	$10,261,547
June 2007 term note, matured June 2010	—	—	333,334	334,243
Biosense Webster Advance	11,154,045	11,377,664	13,346,654	13,683,595

Total debt	26,654,044	27,116,168	23,679,988	24,279,385
Less current maturities	(19,499,999)	(19,818,697)	(3,333,333)	(3,359,455)

Total long term debt	$7,154,045	$7,297,471	$20,346,655	$20,919,930

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

As of June 30, 2010, the Company had $15.5 million outstanding under the revolving line of credit and a current borrowing capacity of $19.8 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $4.3 million under the revolving line of credit at June 30, 2010. As of June 30, 2010, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

The revolving line of credit is secured by substantially all of the Company’s assets. The Company is also required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

Term note

In June 2007, the Company entered into a term note due in June 2010 with its primary lender for $2,000,000. The Company was required to make equal payments of principal and interest, at prime plus 1%, through June 2010, at which time the term note matured.

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. As of June 30, 2010, approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of June 30, 2010, $7.8 million of royalty payments owed by Biosense had been used to reduce the advances and the remaining approximately $11.2 million of amounts owed to Biosense Webster has been classified as debt in the accompanying balance sheet including $4.0 million as short-term debt and $7.2 million as long-term debt. The Company recorded research and development expenses of $0.1 million and $0.3 million and royalties within disposables, service and accessories revenue of $0.9 million and $1.9 million for the three and six months ended June 30, 2010, related to this agreement.

All funds owed by the Company to Biosense Webster must be repaid on the sooner of December 31, 2011 or the date of an Accelerating Recoupment Event as defined below (the “Final Payment Date”). Commencing on May 15, 2010 the Company was required to make quarterly payments (the “Supplemental Payments”) to Biosense Webster equal to the difference between the aggregate royalty payments recouped by Biosense Webster from the Company (other than royalty amounts attributable to Biosense Webster’s sales of irrigated catheters) in such quarter and $1 million, until the earlier of (1) the date all funds owed by the Company to Biosense Webster pursuant to the Amendment are fully repaid or (2) the Final Payment Date. An “Accelerating Recoupment Event” means any of the following: (i) the closing of any equity-based registered public financing transaction or in the event of convertible debt, the conversion of such debt into equity which raises at least $50 million for the Company; (ii) the failure of the Company to make any Supplemental Payment; or (iii) a change of control of the Company (as defined in the amendment).

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Stockholders’ Equity

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in both the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2010. At June 30, 2010, the Board of Directors had reserved a total of 7,252,311 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2010, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $4.3 million, net of estimated forfeitures of approximately $1.3 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods. In March 2010, the Company made an adjustment to its forfeiture rate based on historical information, which resulted in a reduction of share-based compensation of $0.8 million for the six months ended June 30, 2010.

A summary of the option and stock appreciation rights activity for the six months ended June 30, 2010 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share

Outstanding, December 31, 2009	4,675,450	$0.78 - $14.84	$6.63
Granted	965,000	$3.62 - $4.86	$4.33
Exercised	(130,555)	$1.62 - $4.94	$3.53
Forfeited	(357,177)	$3.46 - $14.84	$6.92

Outstanding, June 30, 2010	5,152,718	$0.78 - $14.84	$6.26

A summary of the restricted share grant activity for the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Outstanding, December 31, 2009	858,938	$6.66
Granted	—	—
Vested	(268,849)	$5.59
Forfeited	(294,077)	$9.33

Outstanding, June 30, 2010	296,012	$4.97

A summary of the restricted stock outstanding as of June 30, 2010 is as follows:

Number of Shares

Time based restricted shares	44,012
Performance based restricted shares	252,000

Outstanding, June 30, 2010	296,012

11. Warrants Liability

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In conjunction with its December 29, 2008 registered direct offering, the Company issued warrants to purchase 1,792,408 shares of the Company’s common stock that contained a provision that required a reduction of the exercise price if certain equity events occurred. Under the provisions of general accounting principles for derivatives and hedging activities and determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, such a reset provision does not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in “Other income” in the Statement of Operations. General accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock became effective for the Company as of January 1, 2009. Accordingly, the fair value of the warrants as of that date was reclassified from stockholders’ equity into current liabilities.

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $3,172,562 were measured at fair value on a recurring basis as of June 30, 2010 and were valued using Level 3 valuation inputs. A Monte Carlo model was used to value the Company’s warrants at June 30, 2010 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 67%; 3) risk-free interest rate of 1.41%; and 4) expected life of 4 years. The fair value of the outstanding derivative instrument and the effect on the Statement of Operations is as follows:

Fair Value of Warrants

Balance, December 31, 2009	$4,142,614
Change in fair value	(970,052)

Balance, June 30, 2010	$3,172,562

12. Product Warranty Provisions

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

Accrued warranty, which is included in accrued liabilities - other, consists of the following:

June 30,
2010

Warranty accrual, December 31, 2009	$547,483
Warranty expense incurred	230,739
Payments made	(249,205)

Warranty accrual, June 30, 2010	$529,017

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

14. Subsequent Events

In July 2010, the Company entered into an amendment to its current agreement with Biosense Webster. This amendment extends Biosense Webster’s exclusive distribution rights for the Company’s non-irrigated catheters until December 31, 2010 in order to extend the time for negotiation of a possible expanded collaboration agreement including co-marketing of Odyssey products. This agreement also updates the parties’ revenue sharing arrangement in accordance with such extension.

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

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias, coronary artery disease and peripheral vascular disease. The NIOBE system is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. In addition to the NIOBE system and its components, Stereotaxis also has developed the ODYSSEY Enterprise Solution which provides an innovative information backbone for managing, controlling, recording and sharing procedures performed in interventional labs. The ODYSSEY Vision standardizes data integration for magnetic and standard interventional labs by enhancing the physician workflow through a consolidated display of multiple systems and eliminating the challenge of interacting simultaneously with many separate diagnostic systems. ODYSSEY Enterprise Cinema then captures a complete record of synchronized procedure data that can be viewed live or from a comprehensive archive of cases performed. Hospitals can also share procedures with other institutions providing a forum for defining clinical best practices across a broad spectrum of medical procedures. The core components of the NIOBE and the ODYSSEY systems have received regulatory clearance in the U.S., Canada, Europe and various other countries.

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

Under our revenue recognition policy, a portion of revenue for NIOBE systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Beginning in the quarter ended March 31, 2010, revenue for certain ODYSSEY VISION systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. However, this change did not have a material impact on revenue recognition for the three months ended March 31, 2010. Beginning in the quarter ended June 30, 2010, revenue for the remaining types of ODYSSEY VISION systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $1.2 million and additional gross margin of $0.6 million during the quarter ended June 30, 2010. Revenue is recognized for other types of ODYSSEY systems upon completion of installation, since there are no qualified third party installers. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multiple-deliverable arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimis effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Revenue. Revenue increased from $12.6 million for the three months ended June 30, 2009 to $15.0 million for the three months ended June 30, 2010, an increase of approximately 19%. Revenue from the sale of systems increased from $8.2 million to $9.4 million, an increase of approximately 16%, primarily due to an increase in the number of ODYSSEY systems sold. We recognized revenue on seven NIOBE systems and a total of $2.5 million for ODYSSEY systems during the 2010 period, versus eight NIOBE systems and a total of $0.4 million for ODYSSEY systems during the 2009 period. Revenue from sales of disposable interventional devices, service and accessories increased to $5.6 million for the three months ended June 30, 2010 from $4.5 million for the three months ended June 30, 2009, an increase of approximately 24%. The increase was attributable to the increased base of installed systems, the resulting increase in disposable sales and service contracts, as well as favorable volume and pricing on a next generation proprietary disposable.

Cost of Revenue. Cost of revenue increased from $4.7 million for the three months ended June 30, 2009 to $4.9 million for the three months ended June 30, 2010, an increase of approximately 6%. As a percentage of our total revenue, overall gross margin improved to 67% for the three months ended June 30, 2010 compared to 63% during the same three month period of the prior year. Cost of revenue for systems sold increased from $3.2 million for the three months ended June 30, 2009 to $4.3 million for the three months ended June 30, 2010, an increase of approximately 34%, primarily due to the increase in the number of ODYSSEY systems sold in the most recent quarter. Cost of revenue for disposables, service and accessories decreased to $0.6 million during the 2010 period from $1.5 million during the 2009 period, resulting in an increase in gross margin to 89% from 68% between these periods. This decrease in cost of revenue was primarily due to higher than normal maintenance costs related to a first generation NIOBE system in 2009 as well as higher costs associated with software upgrades in 2009 compared to 2010.

Research and Development Expenses. Research and development expenses decreased from $3.6 million for the three months ended June 30, 2009 to $3.4 million for the three months ended June 30, 2010, a decrease of approximately 8%. This decrease was primarily due to reduced consulting costs associated with new product development and introductions.

Sales and Marketing Expenses. Sales and marketing expenses increased from $7.7 million for the three months ended June 30, 2009 to $8.4 million for the three months ended June 30, 2010, an increase of approximately 10%. The increase was primarily due to headcount additions supporting capital penetration and clinical adoption efforts.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses increased to $4.0 million from $3.3 million for the three months ended June 30, 2010 and 2009, respectively, an increase of approximately 20%. This increase was primarily due to increased customer training costs and foreign currency fluctuation.

Other Income. Other income represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next.

Interest Income. Interest income remained consistent at less than $0.1 million for the three months ended June 30, 2010 and 2009.

Interest Expense. Interest expense decreased to $0.7 million for the three months ended June 30, 2010 from $1.1 million for the three months ended June 30, 2009, primarily due to lower average debt balances outstanding.

Comparison of the Six Months Ended June 30, 2010 and 2009

Revenue. Revenue increased from $23.8 million for the six months ended June 30, 2009 to $25.6 million for the six months ended June 30, 2010, an increase of approximately 8%. Revenue from the sale of systems decreased from $15.0 million to $14.7 million, a decrease of approximately 2%, primarily due to a decrease in the number of NIOBE systems sold. We recognized revenue on eleven NIOBE systems and a total of $3.3 million for ODYSSEY systems during the 2010 period, versus thirteen NIOBE systems and a total of $1.3 million for ODYSSEY systems during the 2009 period. Revenue from sales of disposable interventional devices, service and accessories increased to $11.0 million for the six months ended June 30, 2010 from $8.8 million for the six months ended June 30, 2009, an increase of approximately 25%. The increase was attributable to the increased base of installed systems, the resulting disposable sales and service contracts, as well as favorable pricing on a next generation proprietary disposable.

Cost of Revenue. Cost of revenue decreased from $8.1 million for the six months ended June 30, 2009 to $7.8 million for the six months ended June 30, 2010, a decrease of approximately 3%. As a percentage of our total revenue, overall gross margin improved to 69% for the six months ended June 30, 2010 compared to 66% during the same six month period of the prior year, due to a shift from system revenue to recurring revenue. Cost of revenue for systems sold increased from $5.8 million for the six months ended June 30, 2009 to $6.4 million for the six months ended June 30, 2010, an increase of approximately 11%, primarily due to the increase in the number of ODYSSEY systems sold in the most recent quarter. Cost of revenue for disposables, service and accessories decreased to $1.5 million during the 2010 period from $2.4 million during the 2009 period, resulting in an increase in gross margin to 87% from 73% between these periods. This decrease in cost of revenue was primarily due to higher than normal maintenance costs related to a first generation NIOBE system in 2009 as well as higher costs associated with software upgrades in 2009 compared to 2010.

Research and Development Expenses. Research and development expenses decreased from $6.9 million for the six months ended June 30, 2009 to $6.7 million for the six months ended June 30, 2010, a decrease of approximately 3%. This decrease was primarily due to reduced consulting costs associated with new product development and introductions.

Sales and Marketing Expenses. Sales and marketing expenses remained unchanged at $15.1 million for the six months ended June 30, 2010 and 2009. Current year expenses include $1.3 million related to additional headcount supporting capital penetration and clinical adoption efforts, which were offset by $0.8 million of reduced share-based compensation as a result of increased forfeiture rates and $0.8 million of asset impairment charges in 2009.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses increased to $7.9 million from $7.4 million for the six months ended June 30, 2010 and 2009, respectively, an increase of approximately 7%. This increase was primarily due to increased customer training costs and foreign currency fluctuation.

Other Income. Other income represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next.

Interest Income. Interest income remained consistent at less than $0.1 million for the six months ended June 30, 2010 and 2009.

Interest Expense. Interest expense decreased to $1.3 million for the six months ended June 30, 2010 from $1.8 million for the six months ended June 30, 2009, primarily due to lower average debt balances outstanding.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At June 30, 2010 we had $22.0 million of cash and equivalents. We had a working capital deficit of approximately ($0.2) million compared to working capital of $22.9 million as of June 30, 2010 and December 31, 2009, respectively. The decrease in working capital is primarily due to the reclassification of $10 million of debt from long-term to current and the $13.1 million use of cash from operating activities.

The following table summarizes our cash flow by operating, investing and financing activities for each of the six month periods ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Cash Flow used in Operating Activities	$(13,134)	$(16,066)

Cash Flow used in Investing Activities	(549)	(1,246)

Cash Flow provided by (used in) Financing Activities	5,150	(264)

Net cash used in operating activities. We used approximately $13.1 million and $16.1 million of cash for operating activities during the six months ended June 30, 2010 and 2009, respectively. This decrease was driven by an improvement in our cash position of operating assets and liabilities as well as a decrease in the net loss of $2.7 million.

Net cash used in investing activities. We used approximately $0.5 million and $1.2 million of cash for purchases of equipment during the six months ended June 30, 2010 and 2009, respectively.

Net cash provided by (used in) financing activities. We generated approximately $5.2 million of cash compared to a $0.3 million use of cash for the six months ended June 30, 2010 and 2009, respectively. This increase in cash was primarily due to additional borrowings against our line of credit during the six months ended June 30, 2010.

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

As of June 30, 2010, the Company had $15.5 million outstanding under the revolving line of credit and a current borrowing capacity of $19.8 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $4.3 million under the revolving line of credit at June 30, 2010. As of June 30, 2010, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

The revolving line of credit is secured by substantially all of the Company’s assets. The Company is also required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

In June 2007, the Company entered into a term note due in June 2010 with its primary lender for $2,000,000. The Company was required to make equal payments of principal and interest, at prime plus 1%, through June 2010, at which time the term note matured.

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. As of June 30, 2010, approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of June 30, 2010, $7.8 million of royalty payments owed by Biosense had been used to reduce the advances and the remaining approximately $11.2 million of amounts owed to Biosense Webster has been classified as debt in the accompanying balance sheet including $4.0 million as short-term debt and $7.2 million as long-term debt. The Company recorded research and development expenses of $0.1 million and $0.3 million and royalties within disposables, service and accessories revenue of $0.9 million and $1.9 million for the three and six months ended June 30, 2010, related to this agreement.

All funds owed by the Company to Biosense Webster must be repaid on the sooner of December 31, 2011 or the date of an Accelerating Recoupment Event as defined below (the “Final Payment Date”). Commencing on May 15, 2010 the Company was required to make quarterly payments (the “Supplemental Payments”) to Biosense Webster equal to the difference between the aggregate royalty payments recouped by Biosense Webster from the Company (other than royalty amounts attributable to Biosense Webster’s sales of irrigated catheters) in such quarter and $1 million, until the earlier of (1) the date all funds owed by the Company to Biosense Webster pursuant to the Amendment are fully repaid or (2) the Final Payment Date. An “Accelerating Recoupment Event” means any of the following: (i) the closing of any equity-based registered public financing transaction or in the event of convertible debt, the conversion of such debt into equity which raises at least $50 million for the Company; (ii) the failure of the Company to make any Supplemental Payment; or (iii) a change of control of the Company (as defined in the amendment).

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

As currently structured, the $30 million working capital facility as well as the financing commitment provided by the Lenders expires on March 31, 2011 although we currently anticipate we will be able to renew the facility on substantially similar terms. While we believe our existing cash, cash equivalents and borrowing facilities will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months (assuming extensions of the guarantee from the Lenders as well as the revolving line of credit following March 31, 2011), we cannot assure that we will not require additional financing before that time. We also cannot assure that such additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our activities are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international activities are subject to risks typical of international activities, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of June 30, 2010 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the six months ended June 30, 2010, sales denominated in foreign currencies were approximately 20% of total revenue and as such, our revenue would have decreased by approximately $0.5 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the six months ended June 30, 2010, expenses denominated in foreign currencies were approximately 13% of our total expenses and as such, our operating expenses would have decreased by approximately $0.4 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at June 30, 2010 would not have materially affected the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of June 30, 2010, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. However, because our outstanding debt is subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in no increase in interest expense for the six months ended June 30, 2010.

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

On June 4, 2010, the Company entered into an agreement to issue 450,000 shares of its common stock to a consultant (the “Purchaser”) in exchange for intellectual property rights related to the Company’s products. The Company issued 200,000 shares upon execution of the agreement and will issue an aggregate of 250,000 shares in annual installments on the first three anniversaries of the agreement. The unissued shares meet the criteria for equity classification under Accounting Standards Codification 480 Distinguishing Liabilities from Equity and therefore, are recorded in additional paid-in capital. There was no cash consideration paid for the securities. The securities were issued in consideration of the assignment to the Company of the Purchaser’s rights in certain intellectual property, including patent applications, in all inventions and discoveries in the Company’s business field (as defined in the agreement) that had been developed under various other agreements, which were terminated. The securities were sold by the Company in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. There were no underwriters or placement agents involved in the transaction.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 4, 2010 (1)	200,000	3.70		250,000

Total	200,000	3.70	—	250,000

(1)	Shares issued in exchange for intellectual property related to Stereotaxis products.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: August 6, 2010	By:	/S/ MICHAEL P. KAMINSKI
Michael P. Kaminski,
Chief Executive Officer

Date: August 6, 2010	By:	/S/ DANIEL J. JOHNSTON
Daniel J. Johnston,
Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1 #	2002 Stock Incentive Plan, as amended and restated May 26, 2010 (filed herewith).

10.2 †	Fifth Amendment to the Development Alliance and Supply Agreement, dated as of July 30, 2010, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.
#	Indicates management contract or compensatory plan.
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.