Form 10-Q
period 2010-09-30
Stereotaxis, Inc.
filed 2010-11-05
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

The number of outstanding shares of the registrant’s common stock on November 1, 2010 was 50,419,239.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,792,728	$30,546,550
Accounts receivable, net of allowance of $311,680 and $322,463 in 2010 and 2009, respectively	10,909,844	11,152,648
Current portion of long-term receivables	63,800	66,800
Inventories	5,258,338	4,403,675
Prepaid expenses and other current assets	2,585,139	3,872,535

Total current assets	40,609,849	50,042,208
Property and equipment, net	4,108,137	4,790,310
Intangible assets, net	2,653,945	1,144,445
Long-term receivables	136,845	138,441
Other assets	5,113	5,112

Total assets	$47,513,889	$56,120,516

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$20,969,199	$3,333,333
Accounts payable	6,754,672	3,881,205
Accrued liabilities	7,840,984	8,615,287
Deferred revenue	7,172,396	7,191,492
Warrants	4,092,784	4,142,614

Total current liabilities	46,830,035	27,163,931

Long-term debt, less current maturities	5,555,754	20,346,655
Long-term deferred revenue	436,094	948,574
Other liabilities	11,462	20,013

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2010 and 2009, none outstanding at 2010 and 2009	-	-

Common stock, par value $0.001; 100,000,000 shares authorized at 2010 and 2009, 50,403,055 and 50,208,171 shares issued at 2010 and 2009, respectively	50,403	50,208
Additional paid in capital	335,721,565	331,249,918
Treasury stock, 40,151 shares at 2010 and 2009	(205,999)	(205,999)
Accumulated deficit	(340,885,425)	(323,452,784)

Total stockholders’ equity (deficit)	(5,319,456)	7,641,343

Total liabilities and stockholders’ equity	$47,513,889	$56,120,516

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Systems	$8,153,088	$8,671,302	$22,826,700	$23,694,613
Disposables, service and accessories	5,719,166	4,619,391	16,680,241	13,373,484

Total revenue	13,872,254	13,290,693	39,506,941	37,068,097

Cost of revenue:
Systems	3,091,734	3,474,492	9,482,225	9,250,005
Disposables, service and accessories	763,348	811,089	2,219,680	3,162,142

Total cost of revenue	3,855,082	4,285,581	11,701,905	12,412,147

Gross margin	10,017,172	9,005,112	27,805,036	24,655,950

Operating expenses:
Research and development	2,868,426	3,302,008	9,595,972	10,247,877
Sales and marketing	7,269,005	6,290,814	22,410,734	21,424,796
General and administrative	3,471,244	3,654,207	11,337,637	11,006,981

Total operating expenses	13,608,675	13,247,029	43,344,343	42,679,654

Operating loss	(3,591,503)	(4,241,917)	(15,539,307)	(18,023,704)

Other income (expense)	(920,222)	(489,139)	49,830	66,507
Interest income	3,004	2,721	7,934	34,069
Interest expense	(635,176)	(1,085,408)	(1,951,098)	(2,860,479)

Net loss	$(5,143,897)	$(5,813,743)	$(17,432,641)	$(20,783,607)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.14)	$(0.35)	$(0.50)

Weighted average shares used in computing net loss per common share:
Basic and diluted	50,137,857	41,988,251	49,847,321	41,649,094

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(17,432,641)	$(20,783,607)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,320,082	1,628,909
Amortization	155,500	100,000
Amortization of warrants	906,525	1,174,882
Share-based compensation	1,361,352	3,658,620
Loss on asset disposal	5,039	551,559
Impairment charge	-	338,821
Non-cash royalty income, net	(2,490,119)	(1,306,530)
Warrant adjustment	(49,830)	(66,507)
Changes in operating assets and liabilities:
Accounts receivable	242,804	(1,808,719)
Other receivables	4,596	12,418
Inventories	(891,938)	1,275,199
Prepaid expenses and other current assets	797,438	749,058
Other assets	-	71,220
Accounts payable	2,873,467	(477,891)
Accrued liabilities	(346,707)	(1,519,652)
Deferred revenue	(531,576)	(2,991,563)
Other liabilities	(8,552)	(145,942)

Net cash used in operating activities	(14,084,560)	(19,539,725)

Cash flows from investing activities
Purchase of equipment	(605,673)	(1,372,906)

Net cash used in investing activities	(605,673)	(1,372,906)

Cash flows from financing activities
Proceeds from revolving line of credit	42,469,200	3,000,000
Payments of revolving line of credit	(35,833,334)	(499,998)
Payments of long-term debt	(1,300,782)	-
Proceeds from issuance of stock and warrants, net of issuance costs	601,327	69,631

Net cash provided by financing activities	5,936,411	2,569,633

Net decrease in cash and cash equivalents	(8,753,822)	(18,342,998)
Cash and cash equivalents at beginning of period	30,546,550	30,355,657

Cash and cash equivalents at end of period	$21,792,728	$12,012,659

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

1. Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or for future operating periods.

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

Under our revenue recognition policy, a portion of revenue for NIOBE® systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Beginning in the quarter ended March 31, 2010, revenue for ODYSSEYTM VISION Standard HD systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. However, this change did not have a material impact on revenue recognition for the three months ended March 31, 2010. Beginning in the quarter ended June 30, 2010, revenue for ODYSSEY VISION Quad systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $1.2 million and additional gross margin of $0.6 million during the quarter ended June 30, 2010. Revenue is recognized for other types of ODYSSEY systems upon completion of installation, since there are no qualified third party installers. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

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

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and estimated warranty costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The largest adjustment between the shares outstanding at September 30, 2010 and the weighted average shares used for calculating basic earnings per share for the quarter ended September 30, 2010 is the deduction of unvested restricted shares, which amounted to 320,388 at September 30, 2010. This amount is primarily comprised of 252,000 performance-based shares that are outstanding at September 30, 2010, but for which the performance conditions are not expected to be met. In addition, the Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable because the Company’s unearned restricted shares do not contractually participate in its losses.

As of September 30, 2010, the Company had 5,229,656 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $6.19 per share and 9,623,711 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.26 per share. The Company had a weighted average of 310,900 and 496,356 unearned restricted shares for the three and nine months ended September 30, 2010.

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

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $1,178,971 and $27,239,083 at September 30, 2010 and December 31, 2009, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was approximately $3,000 and $7,900 during the three and nine month periods ended September 30, 2010. There were no transfers in or out of Level 1 during the three and nine month periods ended September 30, 2010.

The Company’s financial liabilities consist of warrants valued at $4,092,784 at September 30, 2010. These liabilities are classified as Level 3 as described above and are measured using the Black-Scholes valuation model. The mark-to-market adjustment recorded in other income (expense) for these warrants was $(920,222) and $49,830 during the three and nine month periods ended September 30, 2010. There were no purchases, sales, issuances, transfers, or settlements of Level 3 financial instruments during the three and nine month periods ended September 30, 2010. These warrants were transferred into Level 3 on January 1, 2009 based on the adoption of general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. See Note 11 for additional details.

Fair Value – Other Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of September 30, 2010 and December 31, 2009.

Cash, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

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

3. Inventory

Inventory consists of the following:

	September 30, 2010	December 31, 2009
Raw materials	$2,204,037	$1,785,908
Work in process	283,225	312,797
Finished goods	3,356,628	3,117,438
Reserve for obsolescence	(585,552)	(812,468)

Total inventory	$5,258,338	$4,403,675

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2010	December 31, 2009
Prepaid expenses	$320,932	$733,966
Deferred cost of revenue	760,039	960,145
Other assets	1,504,168	2,178,424

Total prepaid expenses and other current assets	$2,585,139	$3,872,535

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

5. Property and Equipment

Property and equipment consist of the following:

	September 30, 2010	December 31, 2009
Equipment	$9,044,047	$8,541,355
Equipment held for lease	547,415	547,416
Leasehold improvements	2,328,380	2,317,753

	11,919,842	11,406,524
Less: Accumulated depreciation	(7,811,705)	(6,616,214)

Net property and equipment	$4,108,137	$4,790,310

6. Intangible Assets

On June 4, 2010, the Company entered into an agreement to issue 450,000 shares of its common stock to a consultant (the “Purchaser”) in exchange for intellectual property rights related to the Company’s products. The Company issued 200,000 shares upon execution of the agreement and will issue an aggregate of 250,000 shares in annual installments on the first three anniversaries of the agreement. The unissued shares meet the criteria for equity classification under Accounting Standards Codification 480 Distinguishing Liabilities from Equity and therefore are recorded in additional paid-in capital. There was no cash consideration paid for the securities. The securities were issued in consideration of the assignment to the Company of the Purchaser’s rights in certain intellectual property, including patent applications, in all inventions and discoveries in the Company’s business field (as defined in the agreement) that had been developed under various other agreements, which were terminated. The securities were sold by the Company in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. There were no underwriters or placement agents involved in the transaction.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
Accrued salaries, bonus, and benefits	$4,617,784	$5,160,246
Accrued research and development	48,384	140,284
Accrued legal and other professional fees	273,511	539,651
Other	2,901,305	2,775,106

Total accrued liabilities	$7,840,984	$8,615,287

8. Deferred Revenue

Deferred revenue consists of the following:

	September 30, 2010	December 31, 2009
Product shipped, revenue deferred	$923,121	$1,898,701
Customer deposits	917,026	1,022,476
Deferred service and license fees	5,768,343	5,218,889

	7,608,490	8,140,066
Less: Long-term deferred revenue	(436,094)	(948,574)

Total current deferred revenue	$7,172,396	$7,191,492

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement, due March 2011	$16,969,199	$17,144,335	$10,000,000	$10,261,547
June 2007 term note, matured June 2010	-	-	333,334	334,243
Biosense Webster Advance	9,555,754	9,719,383	13,346,654	13,683,595

Total debt	26,524,953	26,863,718	23,679,988	24,279,385
Less current maturities	(20,969,199)	(21,212,830)	(3,333,333)	(3,359,455)

Total long term debt	$5,555,754	$5,650,888	$20,346,655	$20,919,930

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

As of September 30, 2010, the Company had $17.0 million outstanding under the revolving line of credit and a current borrowing capacity of $17.2 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $0.2 million under the revolving line of credit at September 30, 2010. As of September 30, 2010, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

The revolving line of credit is secured by substantially all of the Company’s assets. The Company is also required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. As of September 30, 2010, approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of September 30, 2010, $8.8 million of royalty payments owed by Biosense had been used to reduce the advances together with accrued interest thereon and the remaining approximately $9.6 million of amounts owed to Biosense Webster has been classified as debt in the accompanying balance sheet including $4.0 million as short-term debt and $5.6 million as long-term debt. The Company recorded research and development expenses of $0.1 million and $0.4 million and royalties within disposables, service and accessories revenue of $1.0 million and $2.9 million for the three and nine months ended September 30, 2010, related to this agreement.

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

10. Stockholders’ Equity

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in both the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2010. At September 30, 2010, the Board of Directors had reserved a total of 7,222,681 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2010, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $3.8 million, net of estimated forfeitures of approximately $1.2 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods. In March 2010, the Company made an adjustment to its forfeiture rate based on historical information, which resulted in a reduction of share-based compensation of $0.8 million for the nine months ended September 30, 2010.

A summary of the option and stock appreciation rights activity for the nine months ended September 30, 2010 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2009	4,675,450	$0.78 - $14.84	$6.63
Granted	1,100,000	$3.20 - $4.86	$4.21
Exercised	(130,555)	$1.62 - $4.94	$3.53
Forfeited	(415,239)	$3.46 - $14.84	$6.73

Outstanding, September 30, 2010	5,229,656	$0.78 - $14.84	$6.19

A summary of the restricted share grant activity for the nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2009	858,938	$6.66
Granted	53,500	$4.08
Vested	(274,103)	$5.73
Forfeited	(317,947)	$8.99

Outstanding, September 30, 2010	320,388	$4.72

A summary of the restricted stock outstanding as of September 30, 2010 is as follows:

Number of Shares
Time based restricted shares	39,388
Performance based restricted shares	281,000

Outstanding, September 30, 2010	320,388

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $4,092,784 were measured at fair value on a recurring basis as of September 30, 2010 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at September 30, 2010 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 65%; 3) risk-free interest rate of 1.27%; and 4) expected life of 3.75 years. The fair value of the outstanding derivative instrument and the effect on the Statement of Operations is as follows:

Fair Value of Warrants
Balance, December 31, 2009	$4,142,614
Change in fair value	(49,830)

Balance, September 30, 2010	$4,092,784

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

Accrued warranty, which is included in accrued liabilities - other, consists of the following:

September 30, 2010
Warranty accrual, December 31, 2009	$547,483
Warranty expense incurred	396,308
Payments made	(363,711)

Warranty accrual, September 30, 2010	$580,080

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

14. Subsequent Events

In November 2010, the Company was awarded $1.5 million in grants under the Qualifying Therapeutic Discovery Project Program. The grants were awarded for costs incurred on 2009 and 2010 projects. The Company will receive $1.1 million of the grants in the quarter ending December 31, 2010 and the remaining $0.4 million in the quarter ending March 31, 2011.

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

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of coronary artery disease and arrhythmias. The Niobe® Remote Magnetic Navigation System is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using computer-controlled, externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, shorter procedure time and reduced x-ray exposure. Stereotaxis’ Odyssey™ portfolio of products provides an innovative enterprise solution for integrating, recording and networking interventional lab information within hospitals and around the world. Odyssey™ Vision integrates data for magnetic and standard interventional labs, enhancing the physician workflow through a consolidated display of multiple systems and eliminating the challenge of interacting simultaneously with many separate diagnostic systems. Odyssey™ Enterprise Cinema then captures a complete record of synchronized procedure data that can be viewed live or from a comprehensive archive of cases performed. Odyssey™ then enables hospitals to efficiently share live and recorded clinical data anywhere around the world to maximize referrals and promote collaboration. The core components of the Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere.

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

Under our revenue recognition policy, a portion of revenue for NIOBE systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Beginning in the quarter ended March 31, 2010, revenue for ODYSSEY VISION Standard HD systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. However, this change did not have a material impact on revenue recognition for the three months ended March 31, 2010. Beginning in the quarter ended June 30, 2010, revenue for the ODYSSEY VISION Quad systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $1.2 million and additional gross margin of $0.6 million during the quarter ended June 30, 2010. Revenue is recognized for other types of ODYSSEY systems upon completion of installation, since there are no qualified third party installers. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

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

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and estimated warranty costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenue. Revenue increased from $13.3 million for the three months ended September 30, 2009 to $13.9 million for the three months ended September 30, 2010, an increase of approximately 4%. Revenue from the sale of systems decreased from $8.7 million to $8.2 million, a decrease of approximately 6%. We recognized revenue on five NIOBE systems and a total of $2.6 million for ODYSSEY systems during the 2010 period, versus six NIOBE systems and a total of $1.4 million for ODYSSEY systems during the 2009 period. Revenue from sales of disposable interventional devices, service and accessories increased to $5.7 million for the three months ended September 30, 2010 from $4.6 million for the three months ended September 30, 2009, an increase of approximately 24%. The increase was attributable to the increased base of installed systems, the resulting increase in disposable sales and service contracts, as well as increased volume and favorable pricing on a next generation proprietary disposable.

Cost of Revenue. Cost of revenue decreased from $4.3 million for the three months ended September 30, 2009 to $3.9 million for the three months ended September 30, 2010, a decrease of approximately 10%. As a percentage of our total revenue, overall gross margin improved to 72% for the three months ended September 30, 2010 compared to 68% during the same three month period of the prior year due to a shift from system revenue to recurring revenue. Cost of revenue for systems sold decreased from $3.5 million for the three months ended September 30, 2009 to $3.1 million for the three months ended September 30, 2010, a decrease of approximately 11%. This decrease was the result of the decrease in the number of NIOBE systems sold in the most recent quarter as well as lower average cost per unit, partially offset by higher ODYSSEY cost of revenue attributable to product mix. Cost of revenue for disposables, service and accessories remained consistent at $0.8 million between the 2010 and 2009 periods, resulting in an increase in gross margin to 87% from 82% between these periods.

Research and Development Expenses. Research and development expenses decreased from $3.3 million for the three months ended September 30, 2009 to $2.9 million for the three months ended September 30, 2010, a decrease of approximately 13%. This decrease was primarily due to reduced consulting costs associated with new product development and introductions.

Sales and Marketing Expenses. Sales and marketing expenses increased from $6.3 million for the three months ended September 30, 2009 to $7.3 million for the three months ended September 30, 2010, an increase of approximately 16%. The increase is primarily due to $1.5 million of expense related to additional headcount supporting capital penetration and clinical adoption efforts.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses decreased from $3.7 million to $3.5 million for the three months ended September 30, 2009 and 2010, respectively, a decrease of approximately 5%. This decrease was primarily due to foreign currency fluctuation.

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

Interest Income. Interest income remained consistent at less than $0.1 million for the three months ended September 30, 2010 and 2009.

Interest Expense. Interest expense decreased to $0.6 million for the three months ended September 30, 2010 from $1.1 million for the three months ended September 30, 2009, primarily due to lower average debt balances outstanding.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Revenue. Revenue increased from $37.1 million for the nine months ended September 30, 2009 to $39.5 million for the nine months ended September 30, 2010, an increase of approximately 7%. Revenue from the sale of systems decreased from $23.7 million to $22.8 million, a decrease of approximately 4%, primarily due to a decrease in the number of NIOBE systems sold, slightly offset by an increase in ODYSSEY sales. We recognized revenue on 16 NIOBE systems and a total of $6.0 million for ODYSSEY systems during the 2010 period, versus 19 NIOBE systems and a total of $2.7 million for ODYSSEY systems during the 2009 period. Revenue from sales of disposable interventional devices, service and accessories increased to $16.7 million for the nine months ended September 30, 2010 from $13.4 million for the nine months ended September 30, 2009, an increase of approximately 25%. The increase was attributable to the increased base of installed systems, the resulting disposable sales and service contracts, as well as favorable pricing on a next generation proprietary disposable.

Cost of Revenue. Cost of revenue decreased from $12.4 million for the nine months ended September 30, 2009 to $11.7 million for the nine months ended September 30, 2010, a decrease of approximately 6%. As a percentage of our total revenue, overall gross margin improved to 70% for the nine months ended September 30, 2010 compared to 67% during the same nine month period of the prior year, due to a shift from system revenue to recurring revenue. Cost of revenue for systems sold increased from $9.3 million for the nine months ended September 30, 2009 to $9.5 million for the nine months ended September 30, 2010, an increase of approximately 3%, primarily due to a change in product mix for ODYSSEY systems sold in 2010. Cost of revenue for disposables, service and accessories decreased to $2.2 million during the 2010 period from $3.2 million during the 2009 period, resulting in an increase in gross margin to 87% from 76% between these periods. This decrease in cost of revenue was primarily due to higher costs associated with software upgrades in 2009 compared to 2010.

Research and Development Expenses. Research and development expenses decreased from $10.2 million for the nine months ended September 30, 2009 to $9.6 million for the nine months ended September 30, 2010, a decrease of approximately 6%. This decrease was primarily due to reduced consulting costs associated with new product development and introductions.

Sales and Marketing Expenses. Sales and marketing expenses increased to $22.4 million from $21.4 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of approximately 5%. Current year expenses include $3.1 million related to additional headcount supporting capital penetration and clinical adoption efforts, which were offset by $0.9 million related to asset impairment charges in 2009, $0.4 million due to decreased depreciation in 2010, and $0.5 million of reduced share-based compensation as a result of increased forfeiture rates.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses increased to $11.3 million from $11.0 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of approximately 3%. This increase was primarily due to increased customer training costs and foreign currency fluctuation, offset by reduced share-based compensation as a result of increased forfeiture rates.

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

Interest Income. Interest income remained consistent at less than $0.1 million for the nine months ended September 30, 2010 and 2009.

Interest Expense. Interest expense decreased to $2.0 million for the nine months ended September 30, 2010 from $2.9 million for the nine months ended September 30, 2009, primarily due to lower average debt balances outstanding.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At September 30, 2010 we had $21.8 million of cash and equivalents. We had a working capital deficit of approximately ($6.2) million as of September 30, 2010 compared to working capital of $22.9 million as of December 31, 2009. The decrease in working capital is primarily due to the reclassification of $10 million of debt from long-term to current and the $17.4 million net loss for the first nine months of 2010. As previously announced, revenue growth for the second half of 2010 is being impacted by installation delays. These delays are not expected to have a significant impact on liquidity over the next 12 months.

The following table summarizes our cash flow by operating, investing and financing activities for each of the nine month periods ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash Flow used in Operating Activities	$(14,085)	$(19,540)
Cash Flow used in Investing Activities	(606)	(1,373)
Cash Flow provided by Financing Activities	5,936	2,570

Net cash used in operating activities. We used approximately $14.1 million and $19.5 million of cash for operating activities during the nine months ended September 30, 2010 and 2009, respectively. This decrease was driven by an improvement in our cash position of operating assets and liabilities as well as a decrease in the net loss of $3.4 million.

Net cash used in investing activities. We used approximately $0.6 million and $1.4 million of cash for purchases of equipment during the nine months ended September 30, 2010 and 2009, respectively.

Net cash provided by financing activities. We generated approximately $5.9 million of cash compared to $2.6 million for the nine months ended September 30, 2010 and 2009, respectively. This increase in cash was primarily due to net additional borrowings against our line of credit during the nine months ended September 30, 2010.

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

As of September 30, 2010, the Company had $17.0 million outstanding under the revolving line of credit and a current borrowing capacity of $17.2 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $0.2 million under the revolving line of credit at September 30, 2010. As of September 30, 2010, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

The revolving line of credit is secured by substantially all of the Company’s assets. The Company is also required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. As of September 30, 2010, approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of September 30, 2010, $8.8 million of royalty payments owed by Biosense had been used to reduce the advances together with accrued interest thereon and the remaining approximately $9.6 million of amounts owed to Biosense Webster has been classified as debt in the accompanying balance sheet including $4.0 million as short-term debt and $5.6 million as long-term debt. The Company recorded research and development expenses of $0.1 million and $0.4 million and royalties within disposables, service and accessories revenue of $1.0 million and $2.9 million for the three and nine months ended September 30, 2010, related to this agreement.

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

As currently structured, the $30 million working capital facility with our primary lender as well as the financing commitment provided by the Lenders expires on March 31, 2011. However, we are currently in discussions with each of these parties regarding renewing our financing commitment as well as renewing and potentially expanding our existing debt facility. While we believe our existing cash, cash equivalents and borrowing facilities will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months (assuming extensions of the guarantee from the Lenders as well as the revolving line of credit following March 31, 2011), we cannot assure that we will not require additional financing before that time. We also cannot assure that such additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our activities are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international activities are subject to risks typical of international activities, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of September 30, 2010 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the nine months ended September 30, 2010, sales denominated in foreign currencies were approximately 15% of total revenue and as such, our revenue would have decreased by approximately $0.6 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the nine months ended September 30, 2010, expenses denominated in foreign currencies were approximately 13% of our total expenses and as such, our operating expenses would have decreased by approximately $0.6 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at September 30, 2010 would have decreased the carrying amounts of those net assets by approximately $0.5 million.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of September 30, 2010, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. However, because our outstanding debt is subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in no increase in interest expense for the nine months ended September 30, 2010.

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

STEREOTAXIS, INC.
(Registrant)

Date: November 5, 2010	By:	/s/ Michael P. Kaminski
Michael P. Kaminski,
Chief Executive Officer

Date: November 5, 2010	By:	/s/ Daniel J. Johnston
Daniel J. Johnston,
Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.