Form 10-K/A
period 2009-12-31
Stereotaxis, Inc.
filed 2010-11-10
CIK 1289340

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 26, 2010 are incorporated by reference into Part III of this Form 10-K/A

EXPLANATORY NOTE

Item 15 of Part IV of Stereotaxis, Inc.’s (the “Company”) Annual Report on Form 10-K for the period ended December 31, 2009 is being amended to file exhibit 10.10c, which was inadvertently omitted when the document was filed with the United States Securities and Exchange Commission. As previously reported by the Company in its Current Report on Form 8-K dated November 19, 2009 (filed November 24, 2009) and in the Company’s Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, filed on April 15, 2010 at page 28 thereof, the agreement relates to certain severance benefit that were provided to one of our executive officers, Lou Ruggiero, upon his retirement from his position as our Chief Commercial Officer effective December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: November 10, 2010	By:	/S/ DANIEL J. JOHNSTON
Daniel J. Johnston
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Fourth Amended and Restated Investor Rights Agreement, dated December 17, 2002 by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.3.

4.3	Joinder Agreement to Series D-2 Preferred Stock Purchase Agreement, Fourth Amended and Restated Investor Rights Agreement and Amendment to Second Amended and Restated Stockholders’ Agreement dated January 21, 2003 by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.4.

4.4	Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated May 27, 2003 by and among Registrant and certain stockholders incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.5.

4.5	Second Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated December 22, 2003 by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.6.

4.6	Third Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated January 28, 2004 by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.7.

4.7	Form of Warrant issued pursuant to that certain Note and Warrant Purchase Agreement, dated as of November 10, 2005, between the Registrant and the investors named therein, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2005.

4.8	Form of Warrant issued pursuant to that certain Note and Warrant Purchase Agreement effective February 7, 2008 between the Registrant and certain investors named therein (included in Exhibit 10.31a).

4.9	Form of Series A Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.10	Form of Series B, C and D Warrants, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

Number	Description
4.11	Form of Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

10.1#	1994 Stock Option Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.1.

10.2a#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.2b#	Form of Incentive Stock Option Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.2c#	Form of Non-Qualified Stock Option Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.2d#	Form of Restricted Stock Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.2e#	Form of Performance Share Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.2f#	Form of Stock Appreciation Right Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.3#	2009 Employee Stock Purchase Plan, as adopted June 10, 2009, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.4a#	2002 Non-Employee Directors’ Stock Plan, as amended and restated Mary 29, 2008, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.4b#	Form of Non-Qualified Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.5a#	Restated Employment Agreement dated February 22, 2006 between Bevil J. Hogg and the Registrant, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.5b#	Amended and Restated Employment Agreement dated November 25, 2008, between Bevil J. Hogg and the Registrant, incorporated by reference to Exhibit 10.5b of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008.

10.6a#	Employment Agreement dated April 4, 2001 between Douglas M. Bruce and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.6.

10.6b#	Amendment to Employment Agreement dated August 6, 2009 between Douglas M. Bruce and the Registrant, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

Number	Description
10.7a#	Employment Agreement dated February 16, 2001 between Melissa Walker and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.7.

10.7b#	Amendment to Employment Agreement dated August 6, 2009 between Melissa C. Walker and the Registrant, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.8a#	Employment Agreement dated April 17, 2002 between Michael P. Kaminski and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.8.

10.8b#	First Amendment to Employment Agreement dated as of May 29, 2008, by and between the Registrant and Micheal P. Kaminski, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed June 3, 2008.

10.8c#	Corrected Second Amendment to Employment Agreement dated August 6, 2009 by and between Michael P. Kaminski and the Registrant, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.9a#	Letter Agreement and Employment Agreement dated May 26, 2004 between James M. Stolze and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.17.

10.9b#	Amendment to Employment Agreement dated August 6, 2009 between James M. Stolze and the Registrant, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.10a#	Employment Agreement, dated June 2, 2008, between the Registrant and Louis T. Ruggiero, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.10b#	Amendment to Employment Agreement dated August 6, 2009 between Louis T. Ruggiero and the Registrant, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.10c#	Severance Agreement and Release dated December 10, 2009 between Louis T. Ruggiero and the Registrant (filed herewith).

10.11#	Employment Agreement dated August 5, 2009 between Dan Johnston and the Registrant, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.12#	Summary of annual cash compensation of executive officers.*

10.13#	Summary of Non-Employee Directors’ Compensation, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.14	Stereotaxis Advisory Board and Consulting Agreement, dated February 25, 2009, between the Company and Eric N. Prystowsky, MD, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2009.

10.15	Collaboration Agreement dated June 8, 2001 between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.16†	Extended Collaboration Agreement dated May 27, 2003 between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

Number	Description
10.17	Amendment to Collaboration Agreement dated May 5, 2006 between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.18†	Development and Supply Agreement dated May 7, 2002 between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.19†	Amendment to Development and Supply Agreement dated November 3, 2003 between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.20†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.21†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.22†	Third Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc.*

10.23	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.24†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.25†	Japanese Market Development Agreement dated May 18, 2004 between the Registrant, Siemens Aktiengesellschaft and Siemens Asahi Medical Technologies Ltd., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.32.

10.26†	Office Lease dated November 15, 2004 between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.27	Amendment to Office Lease dated November 30, 2007 between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.28	Amended and Restated Loan and Security Agreement, dated March 12, 2009, between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q/A (File No. 000-50884) for the fiscal quarter ended March 31, 2009.

10.29	First Loan Modification Agreement (Domestic), by and between Silicon Valley Bank and Stereotaxis, Inc., dated December 15, 2009, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on December 21, 2009.

10.30	Export-Import Bank Loan and Security Agreement, dated March 12, 2009, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2009.

Number	Description
10.31a	Note and Warrant Purchase Agreement, effective February 7, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.31b	First Amendment to Note and Warrant Purchase Agreement, effective December 29, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008.

10.31c	Second Amendment to Note and Warrant Purchase Agreement, effective October 9, 2009, between the Registrant and the investors named therein.*

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of Ernst & Young LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).*

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).*

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).*

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).*

#	Indicates management contract or compensatory plan
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
*	Previously filed with original Annual Report on Form 10-K filed on March 15, 2010.