Form 10-K
period 2010-12-31
Stereotaxis, Inc.
filed 2011-03-11
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NASDAQ Global Market on June 30, 2010) was approximately $129 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2011 was 55,329,756.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

STEREOTAXIS, INC.

i

PART I

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

•	our business strategy;

•	our value proposition;

•	the timing and prospects for regulatory approval of our additional disposable interventional devices;

•	the success of our business partnerships and strategic alliances;

•	our estimates regarding our capital requirements;

•	our ability to fund operations through cash flows from operations or by raising additional capital;

•	the ability of physicians to perform certain medical procedures with our products safely, effectively and efficiently;

•	the adoption of our products by hospitals and physicians;

•	the market opportunity for our products, including expected demand for our products;

•	our plans for hiring additional personnel; and

•	any of our other plans, objectives, expectations and intentions contained in this annual report that are not historical facts.

These statements relate to future events or future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue”, or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These statements are only predictions.

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

In addition to the Niobe system and its components, Stereotaxis also has developed the Odyssey™ Enterprise Solution, which consolidates all lab information from multiple sources enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Enterprise Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network, a secure private network that allows for connection of the lab to other sites within and outside the hospital, providing physicians with a tool for clinical collaboration, remote consultation and training. The Odyssey Enterprise Solution may be acquired either in conjunction with a Niobe system or on a stand-alone basis for installation in interventional labs and other locations where clinicians desire improved clinical workflows and related efficiencies.

We began commercial shipments of our Niobe system in 2003, following U.S. and European regulatory clearance of its core components. Niobe system revenue represented 40%, 54%, and 67% of revenue for the years ended December 31, 2010, 2009, and 2008, respectively. Odyssey system revenue represented 18%, 10%, and 3% of revenue for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, we had approximately $43 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. We had backlog of approximately $37 million and $45 million as of December 31, 2009 and 2008, respectively, using the same active backlog criteria. Of the December 31, 2010 backlog, we expect approximately 67% to be recognized as revenue over the course of 2011. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the Niobe system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our Niobe system can vary significantly from one reporting period to the next.

The Niobe system is designed primarily for use by interventional electrophysiologists in the treatment of abnormal heart rhythms known as arrhythmias and approximately 10% of usage is by interventional cardiologists in the treatment of coronary artery disease. To date the significant majority of the Stereotaxis installations worldwide are intended for use in electrophysiology.

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

•	our Cardiodrive™ catheter advancement system, which is used to remotely advance and retract the catheter in the patient’s heart.

The Niobe system is designed to be installed in both new and replacement interventional labs worldwide. Current and potential purchasers of our Niobe system include leading research and academic hospitals as well as community and regional medical centers around the world.

We currently have regulatory clearance to market our Niobe Magnetic Navigation System, our Navigant advanced user interface, our Cardiodrive automated catheter advancement system, our Odyssey Enterprise Solution and various disposable interventional devices in the U.S., Canada, Europe, China, and various other countries. We continue to pursue regulatory clearance and marketing approvals for additional products and in additional countries as appropriate.

We have alliances with Siemens AG Medical Solutions, Philips Medical Systems and Biosense Webster, a subsidiary of Johnson & Johnson. Through these alliances, we integrate our Niobe system with Siemens’ and Philips’ market-leading digital imaging and Biosense Webster’s 3D catheter location sensing technology. The Biosense alliance provides development of disposable interventional devices and coordination of marketing and sales efforts in order to continue to introduce new enhancements and provide innovative solutions to the interventional lab and promote the Stereotaxis platform. The Siemens and Philips alliances provide for coordination of our sales and marketing efforts with those of our partners to facilitate co-placement of integrated systems. In addition, Siemens provides worldwide service for certain of our integrated systems. Siemens accounted for 11% of total net revenue for the year ended December 31, 2010.

BACKGROUND

We have focused our clinical and commercial efforts on applications of the Niobe® system in electrophysiology procedures for the treatment of arrhythmias and in complex interventional cardiology procedures for the treatment of coronary artery disease.

The rhythmic beating of the heart results from the generation and transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in complications that can range from fatigue to stroke or death. Several million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias. Electrophysiology is a fast-growing clinical specialty focused on the treatment of cardiac arrhythmias which can occur in any chamber of the heart and electrophysiologists typically treat patients with a combination of drug therapy and/or interventional catheter ablation of cardiac tissue to interrupt aberrant electrical signals.

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

We believe the Niobe system represents a revolutionary step in the trend toward highly effective, but less invasive, cardiac procedures. As the first technology to permit direct, computerized control of the working tip of a disposable interventional device, the Niobe system enables physicians to perform cardiac procedures interventionally that historically would have been very difficult or impossible to perform in this way and has the potential to significantly improve both the efficiency and efficacy of these treatments. We believe that the Odyssey™ Enterprise Solution will provide physicians the ability to enhance procedure workflow, more effectively manage their interventional procedures, collaborate with other physicians, and provide the capability to record and review segments or the entire procedure.

CURRENT CHALLENGES IN INTERVENTIONAL MEDICINE

Although great strides have been made in manual device technology and in related manual interventional techniques, significant challenges remain that reduce interventional productivity and limit both the number of complex procedures and the types of diseases that can be treated manually. These challenges primarily involve the inherent mechanical limitations of manual instrument control and the lack of integration of the information systems used by physicians in the interventional lab as well as a significant amount of training and experience required to ensure proficiency. As a result, many complex cases in electrophysiology are treated with palliative drug therapy, and many complex procedures in interventional cardiology are still referred to highly invasive bypass surgery.

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

THE STEREOTAXIS VALUE PROPOSITION

Our products address the current challenges in the interventional lab by providing precise computerized control of the working tip of the interventional instrument and by integrating this control with the visualization technology and information systems used during interventional cardiology and electrophysiology procedures, on a cost-justified basis. We believe that the Niobe® system is the only commercialized technology that allows remote, computerized control of disposable interventional devices directly at their working tip.

We believe that our systems will:

•

Expand the market by enhancing the treatment of more complex existing cases and potentially enabling new treatments for major diseases. Treatment of a number of major diseases, including atrial fibrillation, ventricular tachycardia, cardiac chronic total occlusions, and critical limb ischemia due to chronic total occlusions of peripheral arteries, is highly problematic using conventional wire and/or catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias, such as atrial fibrillation and ventricular tachycardia, are often referred to other more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases interventionally. Because the Niobe system provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult total occlusions, atrial fibrillation, and ventricular tachycardia to be treated interventionally on a much broader scale than today.

•

Improve outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices can lead to sub-optimal results in many procedures. Precise instrument control is necessary for treating a number of cardiac conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. For coronary artery disease, precise and correct navigation and placement of expensive stents also have a significant impact on procedure costs and outcomes. We believe the Niobe system can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by effecting more precise, safe, treatments once these sites are reached.

•

Improve clinical workflow and information management. The Odyssey™ Enterprise Solution will improve clinical workflow and information management efficiency by integrating and synchronizing the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse control via the Odyssey Vision system. Odyssey Enterprise Cinema systems can provide the customer with remote viewing and recording capabilities. By connecting the lab to other Odyssey sites both within and outside of the hospital via a secure private network, Odyssey Network Connect™ will provide the customer with on-demand support and the ability to participate in site-to-site collaboration and remote training.

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

•

Enhance physician skill levels in order to improve the efficacy of complex cardiology procedures. Training required for physicians to safely and effectively carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of physicians who are skilled in performing more complex procedures. We believe that the Niobe system can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventional physicians, with more standardized outcomes. In addition, interventional physicians can learn to use the Niobe system in a relatively short period of time. The Niobe system can also be programmed to carry out sequences of complex navigation automatically further enhancing ease of use. We believe the Odyssey Enterprise Solution can allow advanced training online thereby accelerating learning.

•

Improve patient and physician safety. The Niobe system has been used in more than 37,000 procedures and the incidence of all reported major adverse cardiac events associated with the use of the system for all procedures is approximately 0.1%. This represents what we believe to be a clinically significant improvement in major complication rates over conventional procedures, which can range as high as 2-5% for complex ablations. Additionally, during conventional catheter-based procedures, each of the physicians who stand by the patient table to manually control the catheter, the nursing staff assisting with the procedure, and the patient are exposed to the potentially harmful x-ray radiation from the fluoroscopy field. This exposure can be minimized by reducing procedure times. Reducing procedure times is also beneficial to the patient because of the direct correlation between complication rates and procedure length. The Niobe system can further improve physician safety by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

OUR PRODUCTS

Niobe® System

Our proprietary Niobe system provides the physician with precise remote digital instrument control through user friendly “point and click” computer mouse control, in combination with sophisticated image integration and 3D reconstruction. It can be operated either from beside the patient table, as in traditional interventional procedures, or from a room adjacent to the patient and outside the x-ray fluoroscopy field. The Niobe Magnetic Navigation System allows the operator to navigate disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to deliver treatment by using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled by the working tip to arrive at its position in the blood vessels or chambers of the heart. This results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the device.

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

Odyssey™ Enterprise Solution

The Odyssey Enterprise Solution offers a fully integrated, real-time information solution to manage, control, record and share procedures across networks or around the world. We believe that Odyssey enhances the physician workflow in both interventional and electrophysiology labs through a consolidated user interface of multiple systems on a single display to enable greater focus on the case and improve the efficiency of the lab. Through the use of a single mouse and keyboard, Odyssey allows the user to command multiple systems in the lab from a single point of control. In addition, Odyssey acquires a real-time, remote view of the lab capturing synchronized procedure data for review of important events during cases. Odyssey also enables physicians to review recorded cases and create snapshots following procedures for enhanced clinical reporting, auditing and presentation. Odyssey enables physicians to establish a comprehensive master archive of procedures performed in the lab providing an excellent tool for training new staff on the standard practices. Odyssey further enables procedures to be observed remotely around the world with high speed internet access over a virtual private network even wirelessly using a standard laptop or tablet PC.

Regulatory Approval

We have received regulatory marketing clearance, licensing and CE Mark approvals necessary for us to market the Niobe Magnetic Navigation System, the Navigant advanced user interface and the Cardiodrive automated catheter advancement system in the U.S., Canada, Europe, China, and various other countries. We have received regulatory marketing clearance, licensing and CE Mark approvals necessary for us to market the Odyssey Vision in the U.S. and Europe and are in the process of obtaining necessary approvals for all of our products in various other countries. We have also developed the Vdrive robotic navigation system, which complements the Niobe Magnetic Navigation System. We have received regulatory marketing clearance, licensing and CE Mark approvals for us to market the Vdrive system in Europe. We are in the process of obtaining necessary clearance for Vdrive in the United States and various other countries.

Disposables and Other Accessories

Our Niobe® system is designed to use a toolkit of proprietary disposable interventional devices. The toolkit currently consists of:

•	our Cardiodrive® or QuikCAS automated catheter advancement disposable used to provide precise remote advancement of proprietary electrophysiology catheters;

•

our suite of Cronus®, Assert®, Titan® and Pegasus™ coronary guidewires suitable for use in interventional cardiology procedures for the introduction and placement of over-the-wire therapeutic devices, such as stents and angioplasty balloons; and

•

the CARTO® RMT navigation and ablation system, CELSIUS® RMT, NAVISTAR® RMT, NAVISTAR® RMT DS, NAVISTAR® RMT THERMOCOOL® and CELSIUS® RMT THERMOCOOL® Irrigated Tip Diagnostic/Ablation Steerable Tip Catheters co-developed with Biosense Webster, as described below.

We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Cronus, Assert, Titan and Pegasus coronary and RF PowerAssert™ Peripheral guidewires and our Helios® II electrophysiology ablation catheter in the U.S. and Europe. We continue to seek approvals to market our products as appropriate.

Biosense Webster has received FDA approval, Chinese SFDA approval, and CE Mark for the CARTO ® RMT navigation system for use with the Niobe system, the 4mm CELSIUS RMT Diagnostic/Ablation Steerable Tip Catheter, the 4mm NAVISTAR® RMT Diagnostic/Ablation Steerable Tip Catheter, the 8mm Navistar RMT DS Diagnostic/Ablation Steerable Tip Catheter, and the 3.5mm NAVISTAR® RMT THERMOCOOL® Irrigated Tip Catheter. In addition, Biosense Webster has received FDA approval and CE Mark for the 3.5mm CELSIUS® RMT THERMOCOOL® Irrigated Tip Catheter. We will continue to co-develop catheters that can be navigated with our system, both with and without Biosense Webster’s 3D catheter location sensing technology. In addition, we can utilize technology which allows our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system. See “Collaborations – Disposable Devices Alliance” below for a description of our arrangements with Biosense Webster.

We believe that we can adapt many of the applicable disposable interventional devices for use with our system by using our proprietary technology to add an inexpensive micro-magnet at their working tip. This micro-magnet is activated by an external magnetic field, which allows interventional devices with tip dimensions as small as 14 thousandths (0.014) of an inch to be oriented and positioned in a predictable and controllable fashion. We believe this approach to bringing digital control to disposable interventional devices using embedded magnets can simplify the overall design of these devices because mechanical controls are no longer required.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our total U.S. revenue was $28,840,803, $22,309,477, and $29,052,328 for the years ended December 31, 2010, 2009, and 2008, respectively. Our total international revenue was $25,210,434, $28,840,078, and $11,312,845 for the years ended December 31, 2010, 2009, and 2008, respectively.

CLINICAL APPLICATIONS

We have focused our clinical and commercial efforts on applications of the Niobe® system primarily in electrophysiology procedures for the treatment of arrhythmias and secondarily in complex interventional cardiology procedures for the treatment of coronary artery disease. Our system potentially has broad applicability in other areas, such as interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine, and our patent portfolio has been structured to permit expansion into these areas.

Electrophysiology

The rhythmic beating of the heart results from the transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in symptoms that can range from fatigue to stroke or death. Several million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias. The most common arrhythmia in adults is atrial fibrillation. This chaotic electrical activity of the top chambers of the heart is estimated to be present in over two million people in the United States and over five million people worldwide. The incidence is expected to continue to rise as the population ages and life expectancy continues to increase. Atrial fibrillation is a major physical and economic burden. This arrhythmia is associated with stroke, heart failure, and adverse symptoms causing patients to be very motivated to seek treatment. The combination of symptoms, prevalence and co-morbidities make atrial fibrillation a major economic factor in healthcare. We believe payors are very interested in therapies that may reduce the financial impact of this disease.

Drug therapies for arrhythmias often fail to adequately control the arrhythmia and may have significant side effects. Consequently, physicians have increasingly sought more permanent, non-pharmacological, solutions for arrhythmias. The most common interventional treatment for arrhythmias, and in particular tachyarrhythmias, where the patient’s heart rate is too high or irregular, is an ablation procedure in which the diseased tissue giving rise to the arrhythmia is isolated or destroyed. Prior to performing an electrophysiology ablation, a physician typically performs a diagnostic procedure in which the electrical signal patterns of the heart wall are “mapped” to identify the heart tissue generating the aberrant electrical signals. Following the mapping procedure, the physician may then use an ablation catheter to eliminate the aberrant signal or signal path, restoring the heart to its normal rhythm. In cases where an ablation is anticipated, physicians will choose an ablation catheter and perform both the mapping and ablation with the same catheter. In February 2009 the FDA approved the Biosense Webster NAVISTAR® THERMOCOOL ® irrigated catheter to be labeled for the treatment of atrial fibrillation. This is the first device approved by the FDA to be labeled for the interventional treatment of this arrhythmia. We believe this important milestone will accelerate acceptance of ablations for the treatment of atrial fibrillation.

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

Interventional Cardiology

Nearly half a million people die annually from coronary artery disease, a condition in which the formation of plaque in the coronary arteries obstructs the supply of blood to the heart, making this the leading cause of death in the U.S. Despite various attempts to reduce risk factors, each year over one million patients undergo interventional procedures in an attempt to open blocked vessels and another one half million patients undergo open heart surgery to bypass blocked coronary arteries.

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

COLLABORATIONS

We have entered into collaborations with technology leaders in the global interventional market, including Siemens, Philips, and Biosense Webster, that we believe aid us in commercializing our Niobe® system. We believe our two imaging partners, Siemens and Philips, have a significant percentage of the installed base of imaging systems worldwide.

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

In 2010, we were notified by an imaging partner that, due to production constraints, they will not install any magnetically compatible x-ray systems from the fourth quarter of 2010 until the second quarter of 2011. These installation delays could adversely impact our results of operations during these periods.

Imaging Partners

Siemens Alliance. We have successfully integrated our Niobe system with Siemens’ digital fluoroscopy system to provide advanced interventional lab visualization and instrument control through user-friendly computerized interfaces. We also coordinate our sales efforts with Siemens to co-place integrated systems at leading hospital sites in the U.S., Europe and in Asia. Under this alliance and under a separate services agreement, Siemens provides equipment maintenance and support services for our products directly to our customers. We have also entered into a separate development agreement for the Japanese market under which Siemens will coordinate regulatory approval and distribute, install and service our Niobe systems, whether integrated with the x-ray system of Siemens, or other third parties, in Japan. We have also entered into a software distribution agreement with Siemens under which we have the right to sublicense Siemens’ 3D pre-operative image navigation software as part of our Navigant™ advanced user interface.

In December 2010, Siemens Healthcare was named a non-exclusive, global reseller starting in the U.S., EU and Canada for Stereotaxis’ Odyssey™ Enterprise Cinema solutions. Siemens will promote and sell Odyssey Enterprise Cinema with an Interface connected to Siemens large display labs, delivering a fully integrated, real-time information management solution. The combined offering enables consolidated information from Siemens large display labs to be remotely viewed live or played back after procedures from a comprehensive case archive enhancing staff training and patient care.

Philips Alliance. We have successfully integrated our Niobe system with Philips’ digital x-ray fluoroscopy system. We also have an agreement under which we coordinate our sales and marketing efforts with Philips in order to co-place our integrated systems in addition to collaborating on the development of new solutions and sharing engineering and development costs.

Disposables Devices Alliance

Biosense Webster Alliance. We entered into an alliance in May 2002 pursuant to which we agreed to integrate Biosense Webster’s advanced 3D catheter location sensing technology, which we believe has the leading market position in this important field of visualization for electrophysiology procedures, with our instrument control system, and to jointly develop associated location sensing electrophysiology mapping and ablation catheters that are navigable with the Niobe system. We believe that these integrated products will provide physicians with the elements required for effective complex electrophysiology procedures: highly accurate information as to the exact location of the catheter in the body and highly precise control over the working tip of the catheter. We also agreed to coordinate our sales force efforts with Biosense Webster in order to place Biosense CARTO® RMT systems and our Niobe systems that, together with the co-developed catheters, comprise the full integration of our instrument control and 3D location sensing technologies in the interventional lab. We expanded this alliance in November 2003 to include the parallel integration of our instrument control technology with Biosense Webster’s full line of non-location sensing mapping and ablation catheters that are relevant to our targeted applications in electrophysiology. Under an amendment to this agreement in 2008, Biosense Webster advanced us $10 million and allowed us to defer up to $8 million of payments due to Biosense Webster for research and development related to jointly developed products. If not fully recouped by Biosense Webster from royalties otherwise owing to us on the sale of magnetically enabled co-developed catheters and/or through periodic minimum payments, any remaining advanced will be due to Biosense Webster on December 31, 2011.

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

Either party may terminate this alliance in certain specified “change of control” situations, although the termination would not be effective until one year after the change of control and then would be subject to a wind-down period during which Biosense Webster would continue to supply co-developed catheters to us or to our customers for three years (or, for non-location sensing mapping and ablation catheters, until our first sale of a competitive product after a change of control, if earlier than three years). If we terminate the agreement under this provision, we must pay a termination fee to Biosense Webster equal to 5% of the total equity value of Stereotaxis in the change of control transaction, up to a maximum of $10 million. If a change of control of the Company occurs after Biosense Webster has received approval from the U.S. FDA for atrial fibrillation indication for the NAVISTAR® RMT THERMOCOOL® catheter as described below, the Company would be required to pay an additional $10 million fee to Biosense Webster, and termination of the agreement by either party would not be effective until two years after the change of control. We also agreed to notify Biosense Webster if we reasonably believe that we are engaged in substantive discussions with respect to the sale of the Company or substantially all of our assets.

In January 2011, we executed an amendment, effective December 2010, to our agreement with Biosense Webster to extend the development and distribution alliance related to certain catheters that have been developed under previous collaboration activities between the Company and Biosense Webster on an exclusive basis until December 15, 2015 and thereafter on a nonexclusive basis until December 31, 2018. Biosense Webster’s rights to distribute such products in Japan is extended on an exclusive basis to the later of December 31, 2017 or five years after the date of approval of the applicable product for sale in Japan and on a nonexclusive basis to the later of December 31, 2020 or eight years after the date of approval of the applicable product for sale in Japan. Biosense Webster also agreed to pursue an expanded indication in the U.S. for the NAVISTAR® RMT THERMOCOOL® catheter for the treatment of atrial fibrillation. Additionally, both companies agreed to expand the product offering covered by the agreement to include a next generation irrigated magnetic catheter, which will integrate technological advancements from both companies.

RESEARCH AND DEVELOPMENT

We have assembled an experienced group of engineers and physicists with recognized expertise in magnetics, software, control algorithms, systems integration and disposable interventional device modeling and design.

Our research and development efforts are focused in the following areas:

•	continuing to enhance our existing Niobe® and Odyssey™ systems through ongoing product and software development; and

•	designing new proprietary disposable interventional devices for use with our system.

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

CUSTOMER SERVICE AND SUPPORT

Stereotaxis provides worldwide maintenance and support services to our customers for our integrated products with the assistance of certain strategically-based representatives. By utilizing these relationships, we provide direct, on-site technical support activities, including call center, customer support engineers and service parts logistics and delivery. In certain situations, we use these third parties as a single point of contact for the customer, which allows us to focus on providing installation, training, and back-up technical support.

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

We have established a call center in our St. Louis facilities, which provides real-time clinical and technical support to our Odyssey customers worldwide via our Odyssey Network.

MANUFACTURING

Niobe® and Odyssey™ Systems

Our manufacturing strategy for our Niobe and Odyssey systems is to sub-contract the manufacture of major subassemblies of our system to maximize manufacturing flexibility and lower fixed costs while maintaining quality control by completing final system assembly and inspection in-house.

Disposable Interventional Devices

Our manufacturing strategy for disposable interventional devices is to outsource their manufacture through subcontracting and through our alliance with Biosense Webster and to expand partnerships for other interventional devices. We work closely with our contract manufacturers and have strong relationships with component level suppliers. We have entered into manufacturing agreements to provide high volume capability for devices other than catheters.

Software

The software components of the Niobe and Odyssey systems, including control and application software, are developed both internally and with integrated modules we purchase or license. We perform final testing of software products in-house prior to their commercial release.

General

Our manufacturing facilities operate under processes that meet the FDA’s requirements under the Quality System Regulation, or QSR. In 2003 and 2006, the FDA audited our Maple Grove, Minnesota facility for regulatory compliance, and no deficiencies were noted. In 2007 and 2008, the FDA conducted pre-approval audits related to the Helios® II ablation catheter pre-market approval, with only three minor observations noted. A European notified body has regularly audited each facility annually since 2001 and found the facilities to be in compliance with European requirements. The initial certification was issued in January 2002 for compliance with ISO 9001. The most recent issuance of formal certification is for ISO 13485:2003.

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

Our sales and marketing efforts include three important elements: (1) selling Niobe® and Odyssey™ systems directly and through co-marketing agreements with our imaging partners, Siemens and Philips and through distributors; (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service; and (3) increasing the market penetration of Odyssey in standard labs.

REIMBURSEMENT

We believe that substantially all of the procedures, whether commercial or in clinical trials, conducted in the U.S. with the Niobe® system have been reimbursed to date. We expect that third-party payors will reimburse, under existing billing codes, procedures in which our line of guidewires, as well as our line of ablation catheters and those on which we are collaborating with Biosense Webster, are used. We expect healthcare facilities in the U.S. to bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurers, for services performed with our products. We believe that procedures performed using our products, or targeted for use by products that do not yet have regulatory clearance or approval, are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot assure you that reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures using the Niobe system. See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

Our strategy is to patent the technology, inventions and improvements that we consider important to the development of our business. As a result, we have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposables interventional devices and our 3D integration technology. As of December 31, 2010, we had 103 issued U.S. patents, 2 co-owned U.S. patents and 5 licensed-in U.S. patents. In addition, we had 85 pending U.S. patent applications and 3 co-owned U.S. patent applications. As of December 31, 2010 we had 21 issued foreign patents and one licensed-in foreign patent, one pending Patent Cooperation Treaty application and 18 owned and one co-owned Foreign Patent Applications. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing.

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

It would be technically difficult and costly to reverse engineer our Niobe® system, which contains numerous complex algorithms that control our disposable devices inside the magnetic fields generated by the Niobe system. We further believe that our patent portfolio is broad enough in scope to enable us to obtain legal relief if any entity not licensed by us attempted to market disposable devices that can be navigated by the Niobe system. We can also utilize security keys, such as embedded smart chips or associated software that could allow our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system.

We have also developed substantial know-how in magnet design, magnet physics and magnetic instrument control that was developed in connection with the development of the Niobe system, which we maintain as trade secrets. This know-how centers around our proprietary magnet design, which is a critical aspect of our ability to design, manufacture and install a cost-effective Magnetic Navigation System that is small enough to be installed in a standard interventional lab. Our Odyssey™ Enterprise Solution contains numerous complex algorithms and proprietary software and hardware configurations, and requires substantial knowledge to design and assemble, which we maintain as trade secrets. These proprietary software and hardware, some of which is owned by Stereotaxis, and some of which is licensed to Stereotaxis exclusively in its field of use, is a material aspect of the ability to design, manufacture and install a cost-effective and efficient information integration, storage, and delivery platform.

We seek to protect our proprietary information by requiring our employees, consultants, contractors, outside parties and other advisers who are engaged in development work for us to execute nondisclosure and assignment of invention agreements upon commencement of their employment or engagement, through which we seek to protect our intellectual property. These agreements to protect our unpatented technology provide only limited and possibly inadequate protection of our rights. Third parties may therefore be able to use our unpatented technology, reducing our ability to compete. In addition, employees, consultants and other parties to these agreements may breach them and adequate remedies may not be available to us for their breaches. Many of our employees were previously employed at universities or other medical device companies, including potential competitors. We could in the future be subject to claims that these employees or we have used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and divert the attention of management and key personnel from our business operations. We also generally seek confidentiality agreements from third parties that receive our confidential data or materials.

Our intellectual property involves certain risks and uncertainties. Please refer to “Item 1A—Risk Factors” in this annual report for a description of these risks and uncertainties.

COMPETITION

The markets for medical devices are intensely competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards and price erosion.

We consider the primary competition to our Niobe® system to be existing manual catheter-based interventional techniques and surgical procedures. To our knowledge, we are the only company that has commercialized remote, digital and direct control of the working tip of catheters and guidewires for interventional use. Our success depends in part on convincing hospitals and physicians to convert existing interventional procedures to computer-assisted procedures.

We also face competition from companies that are developing new approaches and products for use in interventional procedures, including robotic approaches that are directly competitive with our technology. Some of these companies may have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the interventional lab. We are aware of one public company that has commercialized a catheter delivery system which has been cleared by the FDA for mapping procedures only. In addition, we are aware of one private company with an electro-magnetic product under testing in Europe for CE Mark. We are aware of an additional private company with a catheter delivery system in clinical trials. We also face competition from companies who currently market or are developing drugs, gene or cellular therapies to treat the conditions for which our products are intended.

We face direct competition to certain products in our Odyssey™ Enterprise Solution, such as the Odyssey Vision. These competitor products primarily compete with individual components of our Odyssey Enterprise Solution. We expect to continue to face competitive pressure in this market in the future, based on the rapid pace of advancements with this technology.

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

We believe that we have structured our business operations and relationships with our customers, consultants, agents, and distributors to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business and most frequently cited in enforcement actions.

U.S. Food and Drug Administration Regulation

The FDA strictly regulates the medical devices we produce under the authority of the Federal Food, Drug and Cosmetic Act, or FFDCA, the regulations promulgated under the FFDCA, and other federal and state statutes and regulations. The FFDCA governs, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, post market reporting and advertising and promotion of medical devices.

Our medical devices are categorized under the statutory framework described in the FFDCA. This framework is a risk-based system which classifies medical devices into three classes from lowest risk (Class I) to highest risk (Class III). In general, Class I and II devices are either exempt from the need for FDA clearance or cleared for marketing through a premarket notification, or 510(k), process. Our devices that are considered to be general tools, such as our Niobe® Magnetic Navigation System and our suite of guidewires, or that provide diagnostic information, are subject to 510(k) requirements. These devices are cleared for use as general tools which have utility in a variety of interventional procedures. Our therapeutic devices, such as our Helios® II ablation catheters, are subject to the premarket approval, or PMA, process.

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

Under the 510(k) process, the FDA determines whether or not the device is “substantially equivalent” to a predicate device. In making this determination, the FDA compares the new device to the predicate device. If the two devices are comparable in intended use, safety, and effectiveness, the device may be cleared for marketing.

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

Currently our Niobe Magnetic Navigation System, Navigant™ advanced user interface, Cardiodrive® automated catheter advancement system, Odyssey™ Vision, Helios II electrophysiology ablation catheter, the Cronus® and Assert® families of coronary guidewires, the Titan® and Pegasus™ families of guidewires and our RF guidewire have been either approved or cleared by the FDA to be used in interventional procedures. In addition, Biosense Webster has received FDA approval for the CELSIUS® RMT, the NAVISTAR® RMT, the NAVISTAR® RMT DS, the NAVISTAR® RMT THERMOCOOL®, and the CELSIUS® RMT THERMOCOOL® Irrigated Tip diagnostic/ablation steerable tip catheters as described above.

Foreign Regulation

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval in any foreign country in which we plan to market our products may limit our ability to generate revenue and harm our business.

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

We have received the right to affix the CE Mark to each of our products that has received 510(k) clearance or PMA approval in the U.S. In addition, we have received the right to affix the CE Mark to our Vdrive robotic navigation system. If we modify existing products or develop new products in the future, including new devices, we will need to apply for permission to affix the CE Mark to such products. We will be subject to regulatory audits, currently conducted biannually, in order to maintain any CE Mark permissions we have already obtained.

We cannot be certain that we will be able to obtain permission to affix the CE Mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to maintain permission to affix the CE Mark to our products, we will no longer be able to sell our products in member countries of the European Union. In addition, Biosense Webster has obtained the right to affix the CE Mark to the CELSIUS® RMT, the NAVISTAR® RMT, the NAVISTAR® RMT DS, the NAVISTAR® RMT THERMOCOOL®, and the CELSIUS® RMT THERMOCOOL® Irrigated Tip diagnostic/ablation steerable tip catheters.

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

HIPAA and Other Privacy Laws

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

In addition to creating the two new federal healthcare crimes, HIPAA also establishes uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses. Two standards have been promulgated under HIPAA: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information, and the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. In addition, the Security Standards require covered entities to implement certain security measures to safeguard certain electronic health information. Although we believe we are not a covered entity and therefore do not need to comply with these standards, our customers generally are covered entities and frequently ask us to comply with certain aspects of these standards. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards may entail significant and costly changes for us. If we fail to comply with these standards, it is possible that we could be subject to criminal penalties. In parallel with HIPAA, Stereotaxis acknowledges that it is also subject to the Privacy and Security Standards as those Standards are applicable to it under HITECH, the Health Information Technology for Economic and Clinical Health Act, which is Title XIII of the American Recovery and Reinvestment Act.

In addition to federal regulations issued under HIPAA, some states and foreign countries have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our operations and procedures to comply with the more stringent state and foreign laws, which may entail significant and costly changes for us. We believe that we are in compliance with such state and applicable foreign laws and regulations. However, if we fail to comply with applicable state or foreign laws and regulations, we could be subject to additional sanctions.

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

Employees

As of December 31, 2010, we had 204 employees, 41 of whom were engaged directly in research and development, 92 in sales and marketing activities, 27 in manufacturing and service, 9 in regulatory, clinical affairs and quality activities, 10 in training activities and 25 in general administrative and accounting activities. A significant majority of our employees is not covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Hospital decision-makers may not purchase our Niobe® or Odyssey™ system or may think that such systems are too expensive.

The market for our products and related technology is not well developed. To achieve continued sales, hospitals must purchase our products, and in particular, our Niobe Magnetic Navigation System. The Niobe Magnetic Navigation System, which is the core of our Niobe system, is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision for the Niobe system based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the Niobe system is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. Although priced significantly below a Niobe system, the Odyssey systems are still expensive products. If hospitals do not widely adopt our systems, or if they decide that they are too expensive, we may never become profitable. Any failure to sell as many systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, and cash flow.

General economic conditions could materially adversely impact us.

Our operating performance is dependent upon economic conditions in the United States and in other countries in which we operate. The recent economic downturn or the lack of a robust recovery in the United States and in other countries in which we sell our products and political unrest in the Middle East may cause customers to delay purchasing or installation decisions or cancel existing orders. The Niobe and Odyssey systems are typically purchased as part of a larger overall capital project and an economic downturn or the lack of a robust recovery might make it more difficult for our customers, including distributors, to obtain adequate financing to support the project or to obtain requisite approvals. Any delay in purchasing decisions or cancellation of purchasing commitments may result in a decrease in our revenues. The credit crisis could further affect our business if key suppliers are unable to obtain financing to manufacture our products or become insolvent and we are unable to manufacture product to meet customer demand. If conditions become more severe or continue longer than we anticipate, we may experience a material negative decrease on the demand for our products which may, in turn, have a material adverse effect on our revenue, profitability, financial condition, ability to raise additional capital and the market price of our stock.

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

The failure of one or more of our collaborations could have a material adverse effect on our financial condition, results of operations and cash flow. In addition, if we are unable to enter into additional collaborations in the future, or if these collaborations fail, our ability to develop and commercialize products could be impacted negatively and our revenue could be adversely affected.

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

We currently market our products in the U.S., Europe and the rest of the world through a direct sales force of sales specialists, distributors and sales agents, supported by account managers and clinical specialists who provide training, clinical support, and other services to our customers. If we are unable to effectively utilize our existing sales force or increase our existing sales force in the foreseeable future, we may be unable to generate the revenue we have projected in our business plan. Factors that may inhibit our sales and marketing efforts include:

•	our inability to recruit and retain adequate numbers of qualified sales and marketing personnel;

•	our inability to accurately forecast future product sales and utilize resources accordingly;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of hospitals and physicians to purchase and use our products; and

•	unforeseen costs associated with maintaining and expanding an independent sales and marketing organization.

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

In order for physicians to learn to use the Niobe system, they must attend structured training sessions in order to familiarize themselves with a sophisticated user interface. Continued market acceptance could be delayed by lack of physician willingness to attend training sessions, by the time required to complete this training, or by state or institutional restrictions on our ability to provide training. An inability to train a sufficient number of physicians to generate adequate demand for our products could have a material adverse impact on our financial condition and cash flow.

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

We also face competition from companies that are developing drugs or other medical devices or procedures to treat the conditions for which our products are intended. The medical device and pharmaceutical industries make significant investments in research and development, and innovation is rapid and continuous. We are aware of one public company that has commercialized a catheter delivery system which has been cleared by the FDA for mapping procedures only, and we are aware of two private companies with catheter delivery systems in clinical trials. If these or other new products or technologies emerge that provide the same or superior benefits as our products at equal or lesser cost, it could render our products obsolete or unmarketable. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future products and technologies.

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

We have incurred substantial net losses since inception, and we expect to incur substantial net losses into 2011 as we continue the commercialization of our products. We may not be successful in completing the development or commercialization of our technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

We may not be able to comply with debt covenants and may have to repay outstanding indebtedness.

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

We depend on contract manufacturers to produce and assemble certain of the components of our systems and other products such as our guidewires and electrophysiology catheter advancement devices. We also depend on various third party suppliers for the magnets we use in our Niobe Magnetic Navigation Systems and certain components of our Odyssey Enterprise Solution. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our Niobe Magnetic Navigation System and certain components of our Odyssey Enterprise Solution, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

•	we may not be able to control the quality and cost of our system or respond to unanticipated changes and increases in customer orders;

•	we may lose access to critical services, materials, or components, resulting in an interruption in the manufacture, assembly and shipment of our systems; and

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

We purchase the permanent magnets for our Niobe Magnetic Navigation System from a manufacturer that uses material produced in Japan, and we anticipate that certain of the production work for these magnets will be performed for this manufacturer in China. In addition, our subcontractor purchases magnets for our disposable interventional devices directly from a manufacturer in Japan. Any event causing a significant increase in price or a disruption of imports, including the imposition of import restrictions, could adversely affect our business. The flow of components from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of product components from those countries. Trade restrictions in the form of tariffs or quotas, or both, could also affect the importation of those product components and could increase the cost and reduce the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies could increase the cost of products we purchase from overseas vendors.

We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.

We subcontract the manufacture and assembly of components of our Niobe Magnetic Navigation System and all of our disposable devices. The products we design may not satisfy all of the performance requirements of our customers and we may need to improve or modify the design or ask our subcontractors to modify their production process in order to do so. In addition, we or our subcontractors may experience quality problems, substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, our revenue may be impacted.

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

We may not be able to maintain all the licenses or rights from third parties necessary for the development, manufacture, or marketing of new and existing products.

As we develop additional products and improve or maintain existing products, we may find it advisable or necessary to seek licenses or otherwise make payments in exchange for rights from third parties who hold patents covering certain technology. If we cannot obtain or maintain the desired licenses or rights for any of our products, we could be forced to try to design around those patents at additional cost or abandon the product altogether, which could adversely affect revenue and results of operations. If we have to abandon a product, our ability to develop and grow our business in new directions and markets would be adversely affected. If we do not maintain licenses or exclusivity with suppliers of certain components of our Odyssey products, competitors may enter the market, negatively impacting our ability to develop and commercialize Odyssey products.

Our products and related technologies can be applied in different industries, and we may fail to focus on the most profitable areas.

The Niobe system is designed to have the potential for expanded applications beyond electrophysiology and interventional cardiology, including congestive heart failure, structural heart repair, interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine. We continue to develop the Odyssey Enterprise Solution for interventional labs that have a Niobe system installed as well as those standard interventional labs that do not have a Niobe system installed. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected industries and sites and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must be designated as Class I, exempt from premarket approval or notification or first receive either a 510(k) clearance or a pre-market approval, or PMA, from the U.S. FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for our current Stereotaxis system, including a limited number of disposable interventional devices, and we are able to market our system commercially in the U.S., our business model relies significantly on revenue from disposable interventional devices, some of which may not achieve FDA clearance or approval. We cannot assure you that any of our devices will not be required to undergo the lengthier and more burdensome PMA process. We cannot commercially market any disposable interventional devices in the U.S. until the necessary clearances or approvals from the FDA have been received. In addition, we are working with third parties to co-develop disposable products. In some cases, these companies are responsible for obtaining appropriate regulatory clearance or approval to market these disposable devices. If these clearances or approvals are not received or are substantially delayed or if we are not able to offer a sufficient array of approved disposable interventional devices, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

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

In August 2010, the FDA’s Center for Devices and Radiological Health (CDRH) released preliminary reports from the 510(k) Working Group and the Task Force on the Utilization of Science in Regulatory Decision Making. After an open comment period, the CDRH has prepared a plan to implement actions to improve the 510(k) program during 2011. It is unclear what impact, if any, these changes will have on our business.

If our strategic partners elect not to or we fail to obtain regulatory approvals in other countries for products under development, we will not be able to commercialize these products in those countries.

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

In many foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA or other U.S. regulations. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for reimbursement. Failure to receive, or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. Due to the movement toward harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system. We cannot predict the timing of this harmonization and its effect on us. Adapting our business to changing regulatory systems could have a material adverse effect on our business, financial condition, and results of operations. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension, or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Our manufacturing processes must comply with the FDA’s quality system regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We cannot assure you that we or our suppliers or subcontractors would pass such an inspection. If we or our suppliers or subcontractors fail to remain in compliance with the FDA or EN 13485:2003 standards, we or they may be required to cease all or part of our operations for some period of time until we or they can demonstrate that appropriate steps have been taken to comply with such standards or face other enforcement action, such as a public warning letter. We cannot be certain that our facilities or those of our suppliers or subcontractors will comply with the FDA or EN 13485:2003 standards in future audits by regulatory authorities. Failure to pass such an inspection could force a shut down of manufacturing operations, a recall of our products or the imposition of other enforcement sanctions, which would significantly harm our revenue and profitability. Further, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements and quality standards and will not encounter any manufacturing difficulties. Any failure to comply with the FDA’s QSR or EN 13485:2003 by us or our suppliers could significantly harm our available inventory and product sales.

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

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us if we provide coding and billing advice to customers;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and the applicable Privacy and Security Standards of HITECH, the Health Information Technology for Economic and Clinical Health Act, which is Title XIII of the American Recovery and Reinvestment Act;

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

•

federal self-referral laws, such as the Stark Anti-Referral Law, which prohibits a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest; and

•	regulations pertaining to receipt of CE mark for our products marketed outside of the United States and submission to periodic regulatory audits in order to maintain these regulatory approvals.

If our operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, loss of reimbursement for our products under federal or state government health programs such as Medicare and Medicaid and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expense and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

Healthcare policy changes, including legislation enacted in 2010, may have a material adverse effect on us.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the Obama administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system.

In March 2010, the President signed into law the Patient Protection and Affordable Healthcare Act, which was amended by the Health Care and Education Reconciliation Act of 2010. The law imposes a tax on medical device manufacturers and producers equal to 2.3% of the sales price for all sales beginning January 1, 2013. Other key provisions include establishing a modification linking Medicare payment to quality outcomes. These taxes, in addition to other potential healthcare policy changes at the federal and state level in the future, could have a material, negative impact on our results of operations and our cash flows.

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

In addition, our alliance agreement with Biosense Webster contains provisions that may similarly discourage a takeover and negatively affect our share price as described above.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, and NASDAQ Global Market rules have in the past created uncertainty for public companies. We continue to evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

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

Our common stock is traded on the NASDAQ Global Market and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2010, our common stock traded between $3.00 and $6.02 per share, on trading volume ranging from approximately 69,000 to 2.3 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2010 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we lease approximately 65,000 square feet of office and 12,000 square feet of demonstration and assembly space. This space is leased under an agreement through 2018. Through June 2010, we leased approximately 10,000 square feet in Maple Grove, Minnesota. Effective July 1, 2010, we entered into a new lease for 3,900 square feet of office space. The new facility is leased through October 31, 2013.

In addition, we have leased office space in Phoenix, Arizona; Amsterdam, The Netherlands; and in Beijing, China. These locations are leased through July 31, 2011, May 31, 2011 and September 30, 2011, respectively.

ITEM 3.	LEGAL PROCEEDINGS

We are involved from time to time in various lawsuits and claims arising in the normal course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	[REMOVED AND RESERVED.]

Executive Officers

See Part III – Item 10 of this report on Form 10-K for information about our Executive Officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the NASDAQ Global Market under the symbol “STXS” since August 12, 2004. The following table sets forth the high and low sales prices of our common stock for the periods indicated and reported by NASDAQ.

	High	Low
Year Ended December 31, 2010
First Quarter	$6.02	$3.85
Second Quarter	5.25	3.30
Third Quarter	4.49	3.00
Fourth Quarter	4.22	3.34

Year Ended December 31, 2009
First Quarter	$4.65	$2.30
Second Quarter	4.88	2.98
Third Quarter	5.19	3.19
Fourth Quarter	4.67	3.49

As of February 28, 2011, there were approximately 269 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

STOCK PRICE PERFORMANCE GRAPH

The following graph shows the total stockholder return from December 31, 2005 through December 31, 2010 for a $100 investment in Stereotaxis, Inc., the NASDAQ Composite (U.S.) Index and the NASDAQ Medical Device Index. All values assume reinvestment of the full amount of all dividends although dividends have never been declared on Stereotaxis’ common stock. The stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statements of Operations Data:
Revenue	$54,051,237	$51,149,555	$40,365,173	$39,298,809	$27,191,706
Cost of revenue	15,564,687	17,021,633	14,177,790	15,346,220	12,892,749

Gross margin	38,486,550	34,127,922	26,187,383	23,952,589	14,298,957

Operating costs and expenses:
Research and development	12,244,163	14,260,854	17,422,828	25,471,809	21,794,177
Sales and marketing	30,178,818	28,694,540	28,660,663	29,021,117	22,533,882
General and administrative	15,022,689	15,010,490	21,121,164	18,701,726	16,642,359

Total operating expenses	57,445,670	57,965,884	67,204,655	73,194,652	60,970,418

Operating loss	(18,959,120)	(23,837,962)	(41,017,272)	(49,242,063)	(46,671,461)
Interest and other income (expense), net (1)	(964,367)	(3,656,495)	(2,868,702)	1,120,549	951,691

Net loss	$(19,923,487)	$(27,494,457)	$(43,885,974)	$(48,121,514)	$(45,719,770)

Basic and diluted net loss per common share	$(0.39)	$(0.63)	$(1.20)	$(1.34)	$(1.39)

Shares used in computing basic and diluted net loss per common share	50,522,001	43,344,324	36,585,086	35,793,973	32,979,403

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$35,248,819	$30,546,550	$30,355,657	$23,656,378	$36,983,781
Working capital	12,395,426	12,878,277	10,097,082	16,925,716	40,383,798
Total assets	65,761,792	56,120,516	59,440,365	60,475,794	69,290,660
Long-term debt, less current maturities	8,000,000	10,346,655	12,036,723	1,000,000	305,556
Accumulated deficit	(343,376,271)	(323,452,784)	(295,958,327)	(252,072,353)	(203,950,839)
Total stockholders’ equity	10,475,246	7,641,343	4,770,681	24,194,407	44,788,992

(1)	Other income recorded in 2010 includes $1.5 million in grants under the Qualifying Therapeutic Discovery Project Program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The Niobe® system is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, and various other countries.

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

In addition to the Niobe system and its components, Stereotaxis also has developed the Odyssey™ Enterprise Solution which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Enterprise Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation and training. The Odyssey Enterprise Solution may be acquired in conjunction with a Niobe system or on a stand-alone basis for installation in interventional labs and other locations where clinicians often desire the benefits of Odyssey that we believe can improve clinical workflows and related efficiencies.

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

In November 2010 we completed a public offering of our common stock in which we issued 4,600,000 shares at $3.65 per share and realized approximately $15.5 million in proceeds, net of fees and expenses.

We generate revenue from both the initial capital sales of the Niobe and Odyssey systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company on the sale by Biosense Webster of co-partnered catheters. We market our products to a broad base of hospitals in the United States and internationally as detailed in Note 15 to the financial statements. Due to an increase in our installed base and to the introduction and regulatory approval of a broader range of catheters and guidewires for use with the Niobe system, recurring revenue has increased from 30% of total revenues in 2008 to 36% in 2009 and 42% in 2010.

Since our inception, we have generated significant losses. As of December 31, 2010, we had incurred cumulative net losses of approximately $343 million. We expect to incur additional losses into 2011 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives.

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

Revenue Recognition

The Company adopted Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) in the fourth quarter of 2009, effective as of January 1, 2009. Prior to the adoption of this guidance, the Company followed previously issued guidance for general accounting principles for revenue arrangements with multiple deliverables. Under this previously issued guidance, we were required to continually evaluate whether we had proper evidence to identify separate units of accounting for deliverables within certain contractual arrangements with customers. If we were unable to support the determination of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of fair value on the undelivered element, we could not recognize revenue for the delivered elements.

ASU 2009-13 permits management to estimate the selling price of undelivered components of a bundled sale for which it is unable to establish VSOE or TPE. This requires management to record revenue for certain elements of a transaction even though it might not have delivered other elements of the transaction, for which it was unable to meet the requirements for establishing VSOE or TPE. The adoption of the new guidance did not materially impact revenue reported in prior periods. The Company believes that the new guidance significantly improves the reporting of these types of transactions to more closely reflect the underlying economic circumstances. This guidance also prohibits the use of the residual method for allocating revenue to the various elements of a transaction and requires that the revenue be allocated proportionally based on the relative estimated selling prices.

Under our revenue recognition policy before and after the adoption of ASU 2009-13, a portion of revenue for most system sales is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Beginning in the quarter ended March 31, 2010, revenue for ODYSSEYTM VISION Standard HD systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. However, this change did not have a material impact on revenue recognition for the year ended December 31, 2010. Beginning in the quarter ended June 30, 2010, revenue for ODYSSEY VISION Quad systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $2.6 million and additional gross margin of $1.3 million during the year ended December 31, 2010. Beginning in the quarter ended December 31, 2010, revenue for ODYSSEY ENTERPRISE CINEMA systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $0.7 million and additional $0.4 million in gross margin. Revenue is recognized for other types of ODYSSEY systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

Stock-based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option and stock appreciation rights grants made to employees, directors and consultants at the fair value of the option granted, and from grants of restricted shares to employees. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares, was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which generally vest over one to two years. Stock compensation expense for performance-based restricted shares is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to option grants to non-employees are remeasured quarterly through the vesting date. Compensation expense is recognized only for those options expected to vest, net of estimated forfeitures. Estimates of the expected life of options have been based on the average of the vesting and expiration periods, which is the simplified method under general accounting principles for share-based payments. Estimates of volatility and forfeiture rates utilized in calculating stock-based compensation have been prepared based on historical data and future expectations. Actual experience to date has been consistent with these estimates.

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

Results of Operations

Comparison of the Years ended December 31, 2010 and 2009

Revenue. Revenue increased to $54.1 million for the year ended December 31, 2010 from $51.1 million for the year ended December 31, 2009, an increase of approximately 6%. Revenue from sales of systems decreased to $31.1 million for the year ended December 31, 2010 from $32.7 million for the year ended December 31, 2009, a decrease of approximately 5%. The number of units recognized to revenue was 21 Niobe systems and a total of $9.2 million for Odyssey systems during the 2010 reporting period compared to 25 Niobe systems, and $4.6 million for Odyssey systems during the 2009 reporting period. Therefore, the decrease in system revenue was primarily due to a decrease in the number of Niobe systems sold, slightly offset by an increase in Odyssey sales. Revenue from sales of disposable interventional device royalties, service and accessories increased to $23.0 million for the year ended December 31, 2010 from $18.5 million for the year ended December 31, 2009, an increase of approximately 24%. This increase was attributable to price increases and a larger base of installed systems.

Cost of Revenue. Cost of revenue decreased to $15.6 million for the year ended December 31, 2010 from $17.0 million for the year ended December 31, 2009, a decrease of approximately 9%. Cost of revenue for systems sold decreased to $12.7 million for the year ended December 31, 2010 from $13.2 million for the year ended December 31, 2009, a decrease of approximately 4%. This decrease was primarily due to fewer Niobe units sold in 2010 compared to 2009, combined with decreased raw material costs, partially offset by the costs associated with the additional Odyssey Enterprise Systems recognized in 2010. Cost of revenue for disposable interventional devices, service and accessories decreased to $2.9 million for the year ended December 31, 2010 from $3.8 million for the year ended December 31, 2009, a decrease of approximately 25%. This decrease was due to a reduction in software costs associated with new generation software upgrades incurred in 2009. As a percentage of our revenue, total cost of revenue was approximately 29% in the year ended December 31, 2010 compared to 33% for the year ended December 31, 2009.

Research and Development Expense. Research and development expense decreased to $12.2 million for the year ended December 31, 2010 from $14.3 million for the year ended December 31, 2009, a decrease of approximately 14%. The decrease was due principally to a decrease in consulting costs related to new product development and introductions.

Sales and Marketing Expense. Sales and marketing expense increased to $30.2 million for the year ended December 31, 2010, from $28.7 million for the year ended December 31, 2009. The increase was primarily due to increased headcount.

General and Administrative Expense. General and administrative expense remained unchanged at $15.0 million for the year ended December 31, 2010, consistent with the year ended December 31, 2009. Decreases in consulting expenses and stock-based compensation expense were offset by expenses related to increased headcount.

Other Income. Other income increased to $2.1 million for the year ended December 31, 2010 from $0.9 million for the year ended December 31, 2009. The increase is due to $1.5 million in grants awarded to the Company in November 2010 under the Qualifying Therapeutic Discovery Project Program for costs incurred on

2009 and 2010 projects. The remaining increase is due to the decrease in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Income. Interest income decreased approximately 76% to $11,000 for the year ended December 31, 2010 from $45,000 for the year ended December 31, 2009. Interest income decreased due principally to lower average invested balances during 2010.

Interest Expense. Interest expense decreased to $3.0 million for the year ended December 31, 2010 from $4.6 million for the year ended December 31, 2009. The primary cause of this decrease was less interest expense incurred from outstanding warrants previously issued to the Lenders.

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

Interest Expense. Interest expense increased to $4.6 million for the year ended December 31, 2009 from $3.1 million for the year ended December 31, 2008. Interest expense increased primarily due to the write off of warrants issued during February 2009 related to the guarantees under the line of credit received from stockholders who are affiliates of two members of our board of directors (“Lenders”), which expired upon our October 2009 equity offering.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2010, 2009 and 2008 to reflect these uncertainties. As of December 31, 2010, we had federal net operating loss carryforwards of approximately $307.6 million of which approximately $3.0 million will expire between 2011 and 2012 and approximately $304.6 million will expire between 2018 and 2030. As of December 31, 2010, we had state net operating loss carryforwards of approximately $6.8 million which will expire at various dates between 2011 and 2030 if not utilized. We may not be able to utilize all of these loss carryforwards prior to their expiration.

Liquidity and Capital Resources

Borrowing facilities

In July 2008, we amended our existing agreements with Biosense Webster. Pursuant to the amendment, Biosense Webster agreed to advance us $10.0 million against royalty amounts that were owed to us from Biosense Webster at the time the amendment was executed or that would be owed in the future. We also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by us to Biosense Webster would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date, as defined in the amendment, but in no event later than December 31, 2011. See Note 8 for additional description of Final Payment Date. We have the right to prepay any amounts due pursuant to the amendment at any time without penalty. Commencing on May 15, 2010 we are required to make quarterly payments to Biosense Webster equal to the difference between certain aggregate royalty payments recouped by Biosense Webster from us in such quarter and $1 million, until the earlier of (1) the date all funds owed by us to Biosense Webster pursuant to the amendment are fully repaid or (2) the Final Payment Date. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster from time to time by deductions from royalty amounts otherwise payable to us. As of December 31, 2010, approximately $18.0 million had been advanced by Biosense Webster to us pursuant to the amendment. As of December 31, 2010, $9.9 million of royalty amounts earned had been used to reduce the advances and the remaining approximately $7.9 million of amounts owed to Biosense Webster has been classified as short-term debt on our balance sheet.

In November 2008, we signed an Amendment to the Loan and Warrant Purchase Agreement with the Lenders in which the Lenders committed to extend their February 2008 agreement to loan us an aggregate of $20 million on an unsecured basis. As amended, the commitment expired on the earlier of March 31, 2010 or the date we received at least $20 million of third party, non-bank financing. This facility could also be used by us to guarantee our loan commitments to our primary bank lender, through the same extended term. In February 2009 we issued the Lenders warrants to purchase an aggregate of 1,582,280 shares of common stock at an exercise price of $3.16 per share in exchange for the extension of the commitment. The Company recorded a fair value of $2,072,786 related to these warrants.

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

In October 2009, the Company received from the Lenders an extension of their commitment to provide $10 million in either direct loans to the Company or loan guarantees to the Company’s primary bank lender through the earlier of March 31, 2011 or the date the Company receives $30 million of third party, non-bank financing, coincidental with the proposed maturity of the bank line of credit, as amended. The Company granted to the Lenders warrants to purchase 664,064 shares in exchange for their extension. The warrants are exercisable at $4.25 per share, beginning on March 1, 2010 and expiring on February 28, 2015. The fair value of these warrants of $1,649,070, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably. As the previous guarantee was no longer in effect, the Company expensed in 2009 the entire balance on the warrants issued to the Lenders in February 2009.

In December 2009, we further amended our loan agreement with our primary lender to extend the maturity of the current working capital line of credit from March 31, 2010 to March 31, 2011 and to increase the total availability under the line from $25 million to $30 million, retaining the $10 million sublimit for borrowings supported by guarantees from the Lenders. Under the revised facility we were required to maintain a minimum “tangible net worth” as defined in the agreement.

In November 2010, the Company received from the Lenders an extension of their commitment to provide $10 million in either direct loans to the Company or loan guarantees to the Company’s primary bank lender through the earlier of March 31, 2012 or the date the Company receives $30 million of third party, non-bank financing, coincidental with the proposed maturity of the bank line of credit, as amended. The Company granted to the Lenders warrants to purchase 800,000 shares in exchange for their extension. The warrants are exercisable at $4.015 per share, beginning on March 1, 2011 and expiring on February 28, 2016. The fair value of these warrants of $1,747,392, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably. As the previous guarantee was no longer in effect, the Company expensed in 2010 the entire balance on the warrants issued to the Lenders in October 2009.

In December 2010, we further amended our loan agreement with our primary lender to extend the maturity of the current working capital line of credit from March 31, 2011 to March 31, 2012. The amendment retains the $30 million total availability under the line. Under the revised facility, we are required to maintain a minimum “tangible net worth” and liquidity ratio as defined in the agreement. Additionally, the agreement provided the Company with a $10 million term loan maturing on December 31, 2013. Under this agreement, the Company provided its primary lender with warrants to purchase 111,111 shares of common stock. The warrants are exercisable at $3.60 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably over the life of the term loan. As of December 31, 2010, the Company is in compliance with all of the requirements of the loan agreement.

Common Stock

In December 2008, we completed a registered direct offering in which we issued and sold 2,389,877 units (the “Units”) at the negotiated price of $4.18 per Unit, with each Unit consisting of (i) one share of the

Company’s common stock, (ii) one warrant to purchase 0.75 shares of common stock at an exercise price of $5.11 per share (the “Series A Warrant”), for an aggregate of up to 1,792,408 shares of common stock, (iii) one six-month warrant to purchase 0.90 shares of common stock at an exercise price of $4.65 per share (the “Series B Warrant”), for an aggregate of up to 2,148,739 shares of common stock, and (iv) two warrants to purchase 0.286 shares of common stock at an exercise price of $0.001 per share (the “Series C and D Warrants”), for an aggregate of up to 682,824 shares of common stock. Exercise of the Series C and Series D warrants were conditioned upon certain events. The Series B Warrants expired unexercised. The exercise price of the Series A warrants was adjusted to $3.16 in February 2009, and is subject to further adjustment, as described in Note 10 to the Financial Statements. The investors in this transaction became entitled to exercise and did exercise, the Series C and D warrants to purchase an aggregate of 620,582 shares of common stock in March and May 2009, respectively. In addition, concurrently with such offering, we completed a registered direct offering with the Lenders in which we issued and sold 2,024,260 shares of common stock and warrants to purchase up to 4,859,504 shares of common stock, for a purchase price of $4.94 per unit. The warrants are exercisable at $4.64 per share, are exercisable on or after the date immediately following the six month anniversary of their issuance and have a five year term from that initial exercisability date. In conjunction with the two offerings, we received proceeds of approximately $18.8 million net of offering expenses. Conditioned upon the closing of the registered direct offerings, we agreed that the loan obligations of the Lenders would decrease from an aggregate of $20 million to $10 million.

In August 2009, we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock, and warrants. The registration statement was declared effective by the SEC in September 2009.

In October 2009, we completed an offering of 7,475,000 shares of our common stock at $4.00 per share, receiving approximately $27.8 million in net proceeds.

In November 2010, we completed a public offering of our common stock in which we issued 4,600,000 shares at $3.65 per share and realized approximately $15.5 million in proceeds, net of fees and expenses.

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents.

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Cash Flow used in operating activities	$(18,910)	$(22,309)	$(28,655)
Cash Flow provided by (used in) investing activities	(716)	(1,484)	4,986
Cash Flow provided by financing activities	24,328	23,984	37,002

Net cash used in operating activities. We used approximately $18.9 million, $22.3 million and $28.7 million of cash in operating activities during the years ended December 31, 2010, 2009 and 2008, respectively, primarily as a result of operating losses during these periods. The decrease in cash used in operating activities from December 31, 2009 to December 31, 2010 is primarily due to a decrease in the net operating loss and increase in accounts payable, partially offset by share based compensation and an increase in inventory.

Net cash provided by (used in) investing activities. We used approximately $0.7 million to fund investing activities during the year ended December 31, 2010 for the purchase of property and equipment. We used $1.5 million to fund investing activities during the year ended December 31, 2009 and generated cash from investing activities of $5.0 million during the year ended December 31, 2008. The cash generated from 2008 investing activities was due to the sale of investments partially offset by purchases of property and equipment of $1.7 million.

Net cash provided by financing activities. We realized approximately $24.3 million from financing activities during the year ended December 31, 2010 principally from the sale of our common stock in which we realized approximately $15.5 million in net proceeds and the $10 million in borrowings under our term loan. We realized approximately $24.0 million from financing activities during the year ended December 31, 2009 principally from the sale of our common stock in which we realized approximately $27.8 million in net proceeds. We realized approximately $37.0 million from financing activities during the year ended December 31, 2008 principally from the $10 million in borrowings under our line of credit, $10 million received under our agreement with Biosense Webster as described above, and the $19.7 million in net proceeds from the sale of our common stock.

At December 31, 2010, we had working capital of approximately $12.4 million, compared to $12.9 million at December 31, 2009.

As of December 31, 2010, we had an outstanding balance under our term loan of $10 million. In addition, we had $11 million outstanding under the revolving line of credit and had an unused line of approximately $19 million with current borrowing capacity of $18.5 million, including amounts already drawn. As such, we had the ability to borrow an additional $7.5 million under the revolving line of credit at December 31, 2010. As of December 31, 2010, we were in compliance with all covenants of the bank loan agreement.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as in effect at December 31, 2010 and as modified in December 2010, we are required to maintain various levels of “tangible net worth” and liquidity as defined in the loan agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with our primary lending bank. As of the amendment date and as of December 31, 2010, we were in compliance with all covenants of this agreement.

We expect to have negative cash flow from operations into 2011. Throughout 2011, we expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our sales and marketing expenditures and our general and administrative expenses will increase in 2011 in order to support our product commercialization efforts. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could have arisen if we had engaged in these relationships.

Contractual Obligations

The following table summarizes all significant contractual payment obligations by payment due date:

	Payments by Period
	(In thousands)
Contractual Obligations	Under 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years	Total
Long-term debt (1)	$10,622	$19,634	$—	$—	$30,256
Operating leases	1,739	3,398	3,397	6,560	15,094
Purchasing obligations	—	1,200	—	—	1,200

Total	$12,361	$24,232	$3,397	$6,560	$46,550

(1)

We have not included interest payable on our revolving credit agreement in these amounts because the interest on this obligation is calculated at a variable rate and the amount of principal outstanding fluctuates.

Commercial Commitments

We have entered into letters of credit to support certain commitments in the aggregate amount of $0.3 million. These letters of credit expire in February 2011.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of December 31, 2010 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the year ended December 31, 2010, sales denominated in foreign currencies were approximately 22% of total revenue. For the year ended December 31, 2010, our revenue would have decreased by approximately $1.2 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the year ended December 31, 2010, expenses denominated in foreign currencies were approximately 14% of our total expenses. For the year ended December 31, 2010, our operating expenses would have decreased by approximately $0.8 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2010 would have resulted in a $0.4 million decrease in the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of December 31, 2010, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain of our outstanding debt is subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in a less than $0.1 million increase in interest expense for the year ended December 31, 2010.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stereotaxis, Inc.

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereotaxis, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Note 2 to the financial statements, on January 1, 2009, the Company changed its method for accounting for revenue recognition for arrangements with multiple deliverables and its method for accounting for instruments indexed to an entity’s own stock.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stereotaxis, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 11, 2011

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$35,248,819	$30,546,550
Accounts receivable, net of allowance of $367,536 and $322,463 in 2010 and 2009, respectively	13,915,569	11,152,648
Current portion of long-term receivables	30,800	66,800
Inventories	5,441,475	4,403,675
Prepaid expenses and other current assets	4,557,718	3,872,535

Total current assets	59,194,381	50,042,208
Property and equipment, net	3,840,622	4,790,310
Intangible assets, net	2,578,986	1,144,445
Long-term receivables	109,266	138,441
Other assets	38,537	5,112

Total assets	$65,761,792	$56,120,516

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$20,894,091	$13,333,333
Accounts payable	8,796,182	3,881,205
Accrued liabilities	6,966,571	8,615,287
Deferred contract revenue	6,600,313	7,191,492
Warrants	3,541,798	4,142,614

Total current liabilities	46,798,955	37,163,931
Long-term debt, less current maturities	8,000,000	10,346,655
Long-term deferred contract revenue	478,850	948,574
Other liabilities	8,741	20,013
Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2010 and 2009, none outstanding at 2010 and 2009	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2010 and 2009, 54,746,240 and 50,208,171 shares issued and outstanding at 2010 and 2009, respectively	54,746	50,208
Additional paid in capital	354,002,770	331,249,918
Treasury stock, 40,151 shares at 2010 and 2009	(205,999)	(205,999)
Accumulated deficit	(343,376,271)	(323,452,784)

Total stockholders’ equity	10,475,246	7,641,343

Total liabilities and stockholders’ equity	$65,761,792	$56,120,516

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
Revenue:
Systems	$31,120,034	$32,661,573	$28,375,880
Disposables, service and accessories	22,931,203	18,487,982	11,989,293

Total revenue	54,051,237	51,149,555	40,365,173
Cost of revenue:
Systems	12,719,200	13,240,430	12,008,090
Disposables, service and accessories	2,845,487	3,781,203	2,169,700

Total cost of revenue	15,564,687	17,021,633	14,177,790
Gross margin	38,486,550	34,127,922	26,187,383
Operating expenses:
Research and development	12,244,163	14,260,854	17,422,828
Sales and marketing	30,178,818	28,694,540	28,660,663
General and administrative	15,022,689	15,010,490	21,121,164

Total operating expenses	57,445,670	57,965,884	67,204,655

Operating loss	(18,959,120)	(23,837,962)	(41,017,272)
Other income	2,060,346	911,977	—
Interest income	10,578	44,768	194,870
Interest expense	(3,035,291)	(4,613,240)	(3,063,572)

Net loss	$(19,923,487)	$(27,494,457)	$(43,885,974)

Net loss per common share:
Basic and diluted	$(0.39)	$(0.63)	$(1.20)

Weighted average shares used in computing net loss per common share:
Basic and diluted	50,522,001	43,344,324	36,585,086

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	37,132,529	$37,133	$276,433,662	$(205,999)	$(252,072,353)	$1,964	$24,194,407
Issuance common stock	4,414,137	4,414	20,563,270				20,567,684
Share-based compensation			2,994,202				2,994,202
Issuance of stock under stock purchase plan	85,525	86	574,954				575,040
Exercise of stock warrants	479	—	3,741				3,741
Exercise of stock options and stock appreciation rights	48,193	48	323,497				323,545
Grant of restricted shares, net of forfeitures	368,929	369	(369)				—
Components of comprehensive loss:
Net Loss					(43,885,974)		(43,885,974)
Unrealized loss on short term investments						(1,964)	(1,964)

Comprehensive Loss							(43,887,938)

Balance at December 31, 2008	42,049,792	$42,050	$300,892,957	$(205,999)	$(295,958,327)	$—	$4,770,681

Balance at December 31, 2008	42,049,792	$42,050	$300,892,957	$(205,999)	$(295,958,327)	$—	$4,770,681
Issuance of common stock and warrants	7,475,000	7,475	31,050,602				31,058,077
Share-based compensation	106,756	107	4,229,076				4,229,183
Reclass of warrants to liability (1)			(5,054,591)				(5,054,591)
Issuance of stock under stock purchase plan	32,142	33	123,473				123,506
Exercise of stock warrants	620,582	620	—				620
Exercise of stock options	5,138	5	8,319				8,324
Grant of restricted shares, net of forfeitures	(81,239)	(82)	82				—
Components of comprehensive loss:
Net Loss					(27,494,457)		(27,494,457)

Comprehensive Loss							(27,494,457)

Balance at December 31, 2009	50,208,171	$50,208	$331,249,918	$(205,999)	$(323,452,784)	$—	$7,641,343

Balance at December 31, 2009	50,208,171	$50,208	$331,249,918	$(205,999)	$(323,452,784)	$—	$7,641,343
Issuance of common stock and warrants	4,891,582	4,892	20,032,614				20,037,506
Share-based compensation			2,049,606				2,049,606
Issuance of stock under stock purchase plan	54,762	55	209,723				209,778
Exercise of stock options	130,555	131	460,369				460,500
Grant of restricted shares, net of forfeitures	(538,830)	(540)	540				—
Components of comprehensive loss:
Net Loss					(19,923,487)		(19,923,487)

Comprehensive Loss							(19,923,487)

Balance at December 31, 2010	54,746,240	$54,746	$354,002,770	$(205,999)	$(343,376,271)	$—	$10,475,246

(1)	See Note 10 for additional details.

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(19,923,487)	$(27,494,457)	$(43,885,974)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,697,694	2,050,507	2,252,384
Amortization	230,459	133,333	115,231
Amortization of warrants	1,652,672	2,346,027	1,653,161
Share-based compensation	2,049,606	4,229,183	2,994,202
Loss on asset disposal	5,039	557,152	2,387
Asset impairment	—	338,821	500,000
Non-cash expense (royalty income), net	(3,381,424)	(1,983,414)	1,467,245
Warrant adjustment	(600,816)	(911,977)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,762,921)	(1,413,640)	3,454,376
Other receivables	65,175	290,233	(86,185)
Inventories	(1,075,075)	3,851,283	1,877,504
Prepaid expenses and other current assets	522,924	53,238	532,575
Other assets	(33,426)	93,270	245,939
Accounts payable	4,937,129	(680,723)	(221,498)
Accrued liabilities	(1,221,120)	(866,678)	(570,745)
Deferred revenue	(1,060,903)	(2,761,929)	1,184,464
Other	(11,271)	(138,892)	(169,569)

Net cash used in operating activities	(18,909,745)	(22,308,663)	(28,654,503)

Cash flows from investing activities
Purchase of equipment	(715,770)	(1,484,192)	(1,663,608)
Proceeds from the maturity/sale of available-for-sale investments	—	—	6,650,000

Net cash provided by (used in) investing activities	(715,770)	(1,484,192)	4,986,392

Cash flows from financing activities
Proceeds from long-term debt	10,000,000	—	—
Proceeds from revolving line of credit	58,034,809	3,000,000	24,000,000
Payments of revolving line of credit	(57,836,631)	(6,901,489)	(6,737,398)
Payments under long-term debt	(2,071,139)
Proceeds from issuance of stock and warrants, net of issuance costs	16,200,745	27,885,237	19,738,966

Net cash provided by financing activities	24,327,784	23,983,748	37,001,568

Net increase in cash and cash equivalents	4,702,269	190,893	13,333,457
Cash and cash equivalents at beginning of period	30,546,550	30,355,657	17,022,200

Cash and cash equivalents at end of period	$35,248,819	$30,546,550	$30,355,657

Supplemental disclosures of cash flow information:
Interest paid	$140,253	$864,279	$698,245

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. No cash was restricted at December 31, 2010 or 2009.

Investments

In accordance with general accounting principles for accounting for certain investments in debt and equity securities, the Company’s investment securities are classified as available-for-sale and are carried at market value, which approximates cost. Realized gains or losses, calculated based on the specific identification method, were not material for the years ended December 31, 2010, 2009 and 2008. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value. See Note 8 for disclosure of the fair value of debt.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrants. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”).

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $12,238,932 and $27,239,083 at December 31, 2010 and 2009, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was approximately $1,900 and $38,000 during the years ended December 31, 2010 and 2009, respectively.

The Company’s financial liabilities consist of warrants in the amount of $3,541,798 and $4,142,614 at December 31, 2010 and 2009, respectively. These liabilities are classified as Level 3 as described above and are measured using the Black-Scholes valuation model. The mark-to-market adjustment recorded in other income for these warrants was $600,815 and $911,977 during the years ended December 31, 2010 and 2009, respectively. There were no purchases, sales, issuances, or settlements of Level 3 investments during the year. These warrants were transferred in to Level 3 on January 1, 2009 based on the adoption of general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. See Note 10 for additional details.

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

Intangible Assets

Intangible assets consist of purchased technology and intellectual property rights valued at cost on the acquisition date and amortized over their estimated useful lives of 10-15 years.

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

Revenue and Costs of Revenue

The Company adopted Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) in the fourth quarter of 2009, effective as of January 1, 2009. Prior to the adoption of this guidance, the Company followed previously issued guidance for general accounting principles for revenue arrangements with multiple deliverables. Under this previously issued guidance, we were required to continually evaluate whether we had proper evidence to identify separate units of accounting for deliverables within certain contractual arrangements with customers. If we were unable to support the determination of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”) of fair value on the undelivered element, we could not recognize revenue for the delivered elements.

ASU 2009-13 permits management to estimate the selling price of undelivered components of a bundled sale for which it is unable to establish VSOE or TPE. This requires management to record revenue for certain elements of a transaction even though it might not have delivered other elements of the transaction, for which it was unable to meet the requirements for establishing VSOE or TPE. The adoption of the new guidance did not materially impact revenue reported in prior periods. The Company believes that the new guidance significantly improves the reporting of these types of transactions to more closely reflect the underlying economic circumstances. This guidance also prohibits the use of the residual method for allocating revenue to the various elements of a transaction and requires that the revenue be allocated proportionally based on the relative estimated selling prices.

Under our revenue recognition policy before and after the adoption of ASU 2009-13, a portion of revenue for most system sales is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Beginning in the quarter ended March 31, 2010, revenue for ODYSSEYTM VISION Standard HD systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. However, this change did not have a material impact on revenue recognition for the year ended December 31, 2010. Beginning in the quarter ended June 30, 2010, revenue for ODYSSEY VISION Quad systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $2.6 million and additional gross margin of $1.3 million during the year ended December 31, 2010. Beginning in the quarter ended December 31, 2010, revenue for ODYSSEY™ ENTERPRISE CINEMA systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $0.7 million and additional $0.4 million in gross margin. Revenue is recognized for other types of ODYSSEY systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

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

Share-Based Compensation

The Company utilizes the Black-Scholes valuation model to determine the fair value of share-based payments at the date of grant with the following inputs: 1) expected dividend rate of 0%; 2) expected volatility of 50-65% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant and; 4) expected term for grants using the simplified method which results in an expected term ranging from 3.75 to 6.25 years. The resulting compensation expense is recognized over the requisite service period, generally one to four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

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

The Company has excluded all outstanding options, stock appreciation rights, warrants, shares subject to repurchase and unearned restricted shares from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. As of December 31, 2010, the Company had 4,711,082 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $5.80 per share and 10,381,613 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.20 per share.

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

The warranty activity for the year ended December 31, 2010 is as follows:

December 31, 2010
Warranty accrual at December 31, 2009	$547,483
Warranty expense incurred	328,820
Payments made	(406,466)

Warranty accrual at December 31, 2010	$469,837

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.

Concentrations of Risk

The majority of the Company’s cash, cash equivalents and investments are deposited with one major financial institution in the U.S. Deposits in this institution exceed the amount of insurance provided on such deposits.

One customer, Siemens AG, Medical Solutions and its affiliated entities, as our distributor, accounted for $6,074,479, $6,771,693, and $3,022,007, or 11%, 13% and 7% of total net revenue for the years ended December 31, 2010, 2009 and 2008, respectively. No other single customer accounted for more than 10% of total revenue for the year ended December 31, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments by stockholders, and includes the Company’s unrealized income (loss) on marketable securities. Comprehensive loss for the year ended December 31, 2010, 2009, and 2008 was $(19,923,487), $(27,494,457), and $(43,887,938), respectively. Accumulated other comprehensive income (loss) at December 31, 2010 and 2009 was not material.

Reclassifications

Costs of revenue in the prior years’ financial statements have been reclassified to disclose components related to systems and disposables, service and accessories to conform to current year presentation with no impact to reported net income.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06”), which is an amendment to the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010. See “Financial Instruments” section of Note 2 for required disclosures.

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

The Company’s adoption of ASU 2009-13 did not have a material impact on any amounts previously reported for the first three quarters of 2009. The fourth quarter of 2009 was the first period during which we sold a Niobe® system with an uninstalled Odyssey Enterprise Cinema system. Due to the fact that we had not established VSOE or TPE for uninstalled Odyssey Enterprise Cinema systems under the previous guidance, we would not have been able to recognize revenue for any portion of these transactions, which amounted to $2.0 million in revenue and $1.3 million in gross margin. Under the new guidance, we were able to use management’s estimate of selling price to establish new elements, including the Odyssey Enterprise Cinema, and recognize revenue for the delivered elements that were included in bundled transactions with these undelivered elements. The Company believes that the new guidance significantly improves the reporting of these types of transactions to more closely reflect the underlying economic circumstances.

In June 2008, the FASB ratified the consensus reached on general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This new guidance clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under general accounting principles for accounting for derivative instruments and hedging activities. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and resulted in a reclass from equity to liabilities in the amount of $5.1 million on January 1, 2009. See Note 10 for additional details.

3. Inventory

Inventory consists of the following:

	December 31,
	2010	2009
Raw materials	$1,547,020	$1,785,908
Work in process	592,221	312,797
Finished goods	3,841,752	3,117,438
Reserve for obsolescence	(539,518)	(812,468)

Total inventory	$5,441,475	$4,403,675

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2010	2009
Prepaid expenses	$401,789	$733,966
Deferred cost of revenue	759,271	960,145
Other assets	3,396,658	2,178,424

Total prepaid expenses and other current assets	$4,557,718	$3,872,535

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009
Equipment	$8,950,043	$8,541,355
Equipment held for lease	547,416	547,416
Leasehold improvements	2,473,880	2,317,753

	11,971,339	11,406,524
Less: Accumulated depreciation	(8,130,717)	(6,616,214)

Net property and equipment	$3,840,622	$4,790,310

6. Intangible Assets

On June 4, 2010, the Company entered into an agreement to issue 450,000 shares of its common stock to a consultant (the “Purchaser”) in exchange for intellectual property rights related to the Company’s products. The Company issued 200,000 shares upon execution of the agreement and will issue an aggregate of 250,000 shares divided into annual installments on the first three anniversaries of the agreement. The unissued shares meet the criteria for equity classification under Accounting Standards Codification 480 Distinguishing Liabilities from Equity and therefore are recorded in additional paid-in capital. There was no cash consideration paid for the securities. The securities were issued in consideration of the assignment to the Company of the Purchaser’s rights in certain intellectual property, including patent applications, in all inventions and discoveries in the Company’s business field (as defined in the agreement) that had been developed under various other agreements, which were terminated. The securities were sold by the Company in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. There were no underwriters or placement agents involved in the transaction.

As of December 31, 2010 and 2009, the Company had intangible assets of $3.7 million and $2.0 million, respectively. Accumulated amortization at December 31, 2010 and 2009 is $1,086,014 and $855,555, respectively. Amortization expense was $230,459, $133,333, and $133,333 in 2010, 2009, and 2008 respectively, as determined under the straight-line method. The estimated future amortization of intangible assets is $299,833 annually through July 2018, decreasing thereafter to $166,500 annually through May 2020.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2010	2009
Accrued salaries, bonus, and benefits	$4,203,551	$5,160,246
Accrued research and development	246,119	140,284
Accrued legal and other professional fees	170,498	539,651
Other	2,346,403	2,775,106

Total accrued liabilities	$6,966,571	$8,615,287

8. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement, due March 2012	$11,000,000	$11,284,412	$10,000,000	$10,261,547
Term note, due December 2013	10,000,000	10,000,000	—	—
June 2007 term note, due June 2010	—	—	333,334	334,243
Biosense Webster Advance	7,894,091	8,005,365	13,346,654	13,683,595

Total debt	28,894,091	29,289,777	23,679,988	24,279,385
Less current maturities	(20,894,091)	(21,289,777)	(13,333,333)	(13,621,002)

Total long term debt	$8,000,000	$8,000,000	$10,346,655	$10,658,383

Contractual principal maturities of debt at December 31, 2010 are as follows:

2011	$9,894,091
2012	15,000,000
2013	4,000,000

$28,894,091

Revolving line of credit

In November 2008, we signed an Amendment to the Loan and Warrant Purchase Agreement with the Lenders in which the Lenders committed to extend their February 2008 agreement to loan the Company an aggregate of $20 million on an unsecured basis. As amended, the commitment would expire on the earlier of March 31, 2010 or the date the Company received at least $20 million of third party, non-bank financing. This facility could also be used by the Company to guarantee its loan commitments to the Company’s primary bank lender, through the same extended term. In February 2009, the Company exercised its option to extend the term of this agreement through March 2010. In conjunction with this agreement, the Company issued warrants to purchase 1,582,280 shares of common stock at $3.16 per share. During 2009, the Company expensed $2.1 million related to these warrants.

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

In October 2009, the Company received from the Lenders an extension of their commitment to provide $10 million in either direct loans to the Company or loan guarantees to the Company’s primary bank lender through the earlier of March 31, 2011 or the date the Company receives $30 million of third party, non-bank financing, coincidental with the proposed maturity of the bank line of credit, as amended. The Company granted to the Lenders warrants to purchase 664,064 shares of common stock in exchange for their extension. The warrants are exercisable at $4.25 per share, beginning on March 1, 2010 and expiring on February 28, 2015. The fair value of these warrants of $1,649,070, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably. As the previous guarantee was no longer in effect, the Company expensed, in 2009, the entire balance on the warrants issued to the Lenders in February 2009.

In December 2009, the Company further amended its agreement with its primary lender to extend the maturity of the current working capital line of credit from March 31, 2010 to March 31, 2011 and to increase the total availability under the line from $25 million to $30 million, retaining the $10 million sublimit for borrowings supported by guarantees from the Lenders. Under the revised facility the Company was required to maintain a minimum “tangible net worth” as defined in the agreement. Interest on the facility accrued at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts.

In November 2010, the Company received from the Lenders an extension of their commitment to provide $10 million in either direct loans to the Company or loan guarantees to the Company’s primary bank lender through the earlier of March 31, 2012 or the date the Company receives $30 million of third party, non-bank financing, coincidental with the proposed maturity of the bank line of credit, as amended. The Company granted to the Lenders warrants to purchase 800,000 shares in exchange for their extension. The warrants are exercisable at $4.015 per share, beginning on March 1, 2011 and expiring on February 28, 2016. The fair value of these warrants of $1,747,392, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably. As the previous guarantee was no longer in effect, the Company expensed in 2010 the entire balance on the warrants issued to the Lenders in October 2009.

In December 2010, we further amended our loan agreement with our primary lender to extend the maturity of the current working capital line of credit from March 31, 2011 to March 31, 2012. The amendment retains the $30 million total availability under the line. Under the revised facility, we are required to maintain a minimum “tangible net worth” and liquidity ratio as defined in the agreement.

As of December 31, 2010, the Company had $11 million outstanding under the revolving line of credit and had an unused line of approximately $19 million with current borrowing capacity of $18.5 million, including amounts already drawn. As such, the Company had the ability to borrow an additional $7.5 million under the revolving line of credit at December 31, 2010. As of December 31, 2010, the Company was in compliance with all covenants of the bank loan agreement. As of December 31, 2010 the Company had no remaining availability on its Lender loan and guarantee.

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

Under the 2010 amendment to the loan agreement, the Company entered into a $10 million term loan maturing on December 31, 2013 with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrues at the rate of prime plus 3.5%. Under this agreement, the Company provided its primary lender with warrants to purchase 111,111 shares of common stock. The warrants are exercisable at $3.60 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably over the life of the term loan.

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of December 31, 2010, $9.9 million of royalty payments owed by Biosense had been used to reduce the advances together with the accrued interest thereon and the remaining approximately $7.9 million of amounts owed to Biosense Webster has been classified as short-term debt in the accompanying balance sheet. The Company recorded research and development expenses of $0.6 million, $1.7 million, and $3.4 million and disposables, service and accessories revenue of $3.9 million, $3.3 million, and $2.0 million for the years ended December 31, 2010, 2009, and 2008, respectively, related to this agreement.

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

9. Lease Obligations

The Company leases its facilities under operating leases. For the years ended December 31, 2010, 2009, and 2008 rent expense was $1,548,869, $1,727,375, and $1,559,584, respectively.

In January 2006, the Company moved its primary operations into new facilities. The facility is subject to a lease which expires in 2018. Under the terms of the lease, the Company has options to renew for up to three additional years. The lease contains an escalating rent provision which the Company has straight-lined over the term of the lease.

The future minimum lease payments under non-cancelable leases as of December 31, 2010 are as follows:

Year	Operating Lease
2011	$1,726,781
2012	1,698,514
2013	1,690,539
2014	1,698,431
2015	1,698,431
2016 and Beyond	6,560,004

Total minimum lease payments	$15,072,700

10. Stockholders’ Equity

Public Offerings of Common Stock

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

As described above, this offering contained a provision that required a reduction of the exercise price for Series A Warrants if certain equity events occurred. Such an event occurred in February 2009 and as a result, the exercise price for the Series A Warrants was reduced to $3.16 per share. Under the provisions of general accounting principles for hedging and new guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, such a reset provision no longer meets the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations. This new guidance became effective for the Company as of January 1, 2009. Accordingly, the fair value of the warrants of $5.1 million was reclassified from stockholder’s equity into current liabilities at that date. The Company determined that no change in fair value had occurred between the date of closing and December 31, 2008 and as such, the Company did not record a cumulative effect for the change in accounting principal upon adoption of the new guidance. See Note 2 for fair value as of December 31, 2009 and 2010.

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

In August 2009, we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $75 million in securities, including debt, preferred stock, common stock, and warrants. The registration statement was declared effective by the SEC in September 2009.

In October 2009, we completed an offering of 7,475,000 shares of our common stock at $4.00 per share, receiving approximately $27.8 million in net proceeds.

In November 2010, we completed a public offering of our common stock in which we issued 4,600,000 shares at $3.65 per share and realized approximately $15.5 million in proceeds, net of fees and expenses.

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the our Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2010.

The Company has reserved shares of common stock for the exercise of warrants, the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31,
	2010	2009
Warrants	10,381,613	9,623,711
Stock award plans	2,785,983	5,380,371
Employee Stock Purchase Plan	188,636	243,398

	13,356,232	15,247,480

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

A summary of the options and stock appreciation rights activity for the year ended December 31, 2010 is as follows:

	Number of Options/SARS	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2009	4,675,450	$0.78-$14.84	$6.63
Granted	1,410,900	$3.20-$4.86	$4.15
Exercised	(130,555)	$1.62-$4.94	$3.53
Forfeited	(1,244,713)	$0.78-$14.84	$7.29

Outstanding, December 31, 2010	4,711,082	$1.37-$12.55	$5.80

As of December 31, 2010 the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 3.6 years. Of the 4,711,082 options and stock appreciation rights that were outstanding as of December 31, 2010, 2,652,727 were vested and exercisable with a weighted average exercise price of $6.92 per share and a weighted average remaining term of 1.7 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2010
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price Per Vested Share
$1.37 - $5.94	3,332,093	4.1 years	$4.46	1,379,087	$4.86
$6.77 - $9.90	736,925	2.9 years	7.48	649,105	7.55
$10.06 - $12.55	642,064	1.9 years	10.81	624,535	10.82

	4,711,082	3.6 years	$5.80	2,652,727	$6.92

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 598,584 options and stock appreciation rights that were in-the-money at December 31, 2010. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2010 was approximately $0.2 million based on a closing share price of $3.83 on December 31, 2010. The intrinsic value of fully vested options and stock appreciation rights outstanding at December 31, 2010 was approximately $0.1 million based on a closing price of $3.83 on December 31, 2010. During the year ended December 31, 2010, the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was approximately $0.3 million. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2010 was $4.15 per share.

During the years ended December 31, 2010, 2009 and 2008, the Company realized $0.5 million, less than $0.1 million, and $0.3 million, respectively, from the exercise of stock options and stock appreciation rights.

A summary of the restricted share grant activity for the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2009	858,938	$6.66
Granted	58,500	$4.07
Vested	(286,826)	$5.75
Forfeited	(597,330)	$6.76

Outstanding, December 31, 2010	33,282	$8.16

A summary of the restricted stock outstanding as of December 31, 2010 is as follows:

Number of Shares
Time based restricted shares	33,282
Performance based restricted shares	—

Outstanding, December 31, 2010	33,282

The intrinsic value of restricted shares outstanding at December 31, 2010 was approximately $0.1 million based on a closing share price of $3.83 as of December 31, 2010. During the year ended December 31, 2010, the aggregate intrinsic value of restricted shares vested was approximately $1.0 million determined at the date of vesting.

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

As of December 31, 2010, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $4.7 million, net of estimated forfeitures of approximately $0.9 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures. In March 2010, the Company made an adjustment to its forfeiture rate based on historical information, which resulted in a reduction of share-based compensation of $0.8 million for the year ended December 31, 2010.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan and reserved 250,000 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning July 1, 2009 with an initial purchase date of September 30, 2009. Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2010, a total of 61,364 shares had been purchased under this plan. As of December 31, 2010 there were 188,636 remaining shares available for issuance under the Employee Stock Purchase Plan.

2004 Employee Stock Purchase Plan

Upon the effectiveness of the initial public offering in August 2004, the Company adopted its 2004 Employee Stock Purchase Plan and reserved 277,777 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning January 1, 2005 with an initial purchase date of June 30, 2005. Eligible employees had the opportunity to participate in a new purchase period every 6 months. Under the terms of the plan, employees could purchase up to $12,500 of the Company’s common stock at 85% of the fair market value of the stock at the beginning or the end of the purchase period, subject to certain plan limitations. As of December 31, 2009, all 277,777 reserved shares had been purchased under this plan.

Warrants

In February 2008, the Company issued warrants to the Lenders to purchase 572,246 shares of common stock at $6.99 per share exercisable through February 2013 in conjunction with a $20 million loan commitment as described in Note 8. In February 2009, the Company exercised its option to extend the terms of its guarantee with the same stockholders and issued warrants to the Lenders to purchase 1,582,280 shares of common stock at $3.16 per share exercisable through February 2014 as described in Note 8.

In December 2008, the Company issued warrants associated with two direct offerings as discussed above in “Public Offerings of Common Stock.”

In October 2009, the Company issued warrants to purchase 664,064 shares of common stock in conjunction with an extension of the commitment for unsecured borrowing capacity from the Lenders as described in Note 8.

In November 2010, the Company issued warrants to purchase 800,000 shares of common stock in conjunction with the offering as discussed above in “Public Offerings of Common Stock.”

In December 2010, the Company issued warrants to purchase 111,111 shares of common stock in conjunction with the amendment of the loan agreement as described in Note 8.

During 2010, 2009, and 2008, warrants for 0, 620,582, and 479 shares, respectively, were exercised. Certain of these shares were exercised under the cashless exercise provision of the warrant agreements for a net issuance of 0, 620,582, and 479 shares of common stock during 2010, 2009, and 2008, respectively.

11. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
Deferred:
Federal	$5,650,309	$9,850,636	$13,322,273
State and local	464,169	1,299,941	781,188

	6,114,478	11,150,577	14,103,461
Valuation allowance	(6,114,478)	(11,150,577)	(14,103,461)

	$—	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2010	2009	2008
U.S. statutory income tax rate	34.0%	34.0%	34.0%
State and local taxes, net of federal tax benefit	2.3%	4.6%	1.8%
Permanent differences between book and tax and other	(5.6)%	1.3%	(3.7)%
Valuation allowance	(30.7)%	(39.9)%	(32.1)%

Effective income tax rate	0.0%	0.0%	0.0%

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

The components of the deferred tax asset are as follows:

	December 31,
	2010	2009
Current accruals	$2,026,725	$1,933,934
Depreciation and amortization	2,418,332	2,120,283
Deferred compensation	3,778,527	3,946,580
Net operating loss carryovers	111,130,672	105,266,308

Deferred tax assets	119,354,256	113,267,105
Valuation allowance	(119,354,256)	(113,267,105)

Net deferred tax assets	$—	$—

As of December 31, 2010, the Company has federal net operating loss carryforwards of approximately $307.6 million. The net operating loss carryforwards will expire at various dates beginning in 2011, approximately $3.0 million will expire between 2011 and 2012 and approximately $304.6 million will expire between 2018 and 2030, if not utilized. As of December 31, 2010, the Company has state net operating loss carryforwards of approximately $6.8 million, which will expire at various dates between 2011 and 2030, if not utilized.

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

The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2010, accrued interest and penalties were not material.

12. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2010	2009	2008
Basic and diluted:
Net loss	$(19,923,487)	$(27,494,457)	$(43,885,974)
Weighted average common shares outstanding	50,522,001	43,344,324	36,585,086

Net loss per share	$(0.39)	$(0.63)	$(1.20)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2010	2009	2008
Shares outstanding
Restricted shares	33,282	858,938	1,021,718
Shares issuable upon exercise of:
Options to purchase common stock	4,711,082	4,675,450	4,480,683
Warrants	10,381,613	9,623,711	10,413,071

	15,125,977	15,158,099	15,915,472

13. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan. The Company matches employee contributions dollar for dollar up to 3% of the employee’s salary during the employee’s period of participation. For the years ended December 31, 2010, 2009 and 2008, the Company expensed $414,765, $540,168, and $621,389, respectively, related to the plan.

14. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations, or liquidity of the Company.

The Company has entered into letters of credit to support certain commitments in the aggregate amount of $0.3 million. These letters of credit expire in February 2011. In addition, the Company has entered into purchase obligations with vendors in the amount of $1.2 million, which must be fulfilled by 2012.

15. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment.

Geographic revenue is as follows:

	Year Ended December 31,
	2010	2009	2008
United States	$28,840,803	$22,309,477	$29,052,328
International	25,210,434	28,840,078	11,312,845

Total	$54,051,237	$51,149,555	$40,365,173

All of the Company’s long-lived assets are located in the United States.

16. Quarterly Data (Unaudited)

The following tabulations reflect the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

	Net Sales	Gross Profit	Net Loss	Basic and Diluted Loss Per Share
2010
First quarter	$10,616,609	$7,695,939	$(8,426,557)	$(0.17)
Second quarter	15,018,078	10,091,925	(3,862,187)	(0.08)
Third quarter	13,872,254	10,017,172	(5,143,897)	(0.10)
Fourth quarter	14,544,296	10,681,514	(2,490,846)	(0.05)

2009
First quarter	$11,133,134	$7,672,452	$(7,530,087)	$(0.18)
Second quarter	12,644,337	7,978,452	(7,439,777)	(0.18)
Third quarter	13,290,693	9,005,112	(5,813,743)	(0.14)
Fourth quarter	14,081,391	9,471,906	(6,710,850)	(0.14)

17. Subsequent Events (Unaudited)

On January 3, 2011, the Company entered into a Sixth Amendment and Catheter and Mapping System Extension to the Development Alliance and Supply Agreement with Biosense Webster. Pursuant to the agreement, Biosense Webster and the Company will collaborate to develop a new product based on Biosense Webster’s next generation irrigation catheter. Biosense Webster will pay the Company a portion of the revenues from sales of the new product.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2010, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2010.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stereotaxis, Inc.

We have audited Stereotaxis, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stereotaxis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stereotaxis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stereotaxis, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Stereotaxis, Inc. and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 11, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2011, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

The following is information with respect to our executive officers:

Michael P. Kaminski

Director, Chief Executive Officer and President

Officer since 2004

Mr. Kaminski, 51, was appointed by the Board of Directors as a Class I director in August 2008. Mr. Kaminski was named Chief Executive Officer in January 2009 and retained the title of President after having previously served as our President and Chief Operating Officer since 2007. Mr. Kaminski previously served as our Chief Operating Officer since he joined the Company in 2002. Prior to joining the Company, Mr. Kaminski spent nearly 20 years with Hill-Rom Company (Hillenbrand Industries). In his last position with Hill-Rom, Mr. Kaminski served as Senior Vice President of North American Sales and Service. Prior to that, he served as General Manager of the Acute Care Hospital Division of Hill-Rom. As our Chief Executive Officer, Mr. Kaminski provides comprehensive insight to the Board of Directors on a broad range of issues, including strategic planning, project implementation, marketing and relationships with investors and the finance community. Mr. Kaminski earned an M.B.A. from Xavier University and a B.S. in Marketing from Indiana University.

Douglas M. Bruce

Chief Technology/Operations Officer

Officer since 2004

Mr. Bruce, 53, has served as our Chief Technology/Operations Officer since 2009. Previously, he served as our Senior Vice President, Research & Development since joining the Company in 2001. Prior to joining the Company, Mr. Bruce was Vice President, Product Development and Marketing, for Intuitive Surgical, a developer and manufacturer of computer-enhanced minimally invasive surgery systems, from 1997 to 2001. Prior to Intuitive Surgical, Mr. Bruce was a Vice President of Engineering at Acuson Corp, a manufacturer of diagnostic ultrasound systems. He has held positions in mechanical, process and manufacturing engineering at Tandon Corp, ISS Sperry Univac and IBM. Mr. Bruce received a M.S. in Mechanical Engineering from the University of Santa Clara and a B.S. in Mechanical Engineering from the University of California at Berkeley.

Frank J. Cheng

Senior Vice President, Marketing and Business Development

Officer since 2010

Mr. Cheng, 43, joined Stereotaxis in April 2010. He has over 15 years of experience in the medical technology industry leading marketing, business development and start-up ventures. Prior to joining Stereotaxis, Mr. Cheng was President and Chief Executive Officer of Perfinity Biosciences, Inc. (previously Quadraspec, Inc.), from 2009 to 2010. He currently serves as a director of Perfinity Biosciences, Inc. From 2005 to 2009, Mr. Cheng was President and Chief Executive Officer of OBS Medical. For four years prior to that, he was Vice President of Business Development for Roche Diagnostics. Earlier in his career, Mr. Cheng held marketing and strategic planning positions at GE Medical Systems for three years and Hillenbrand Industries (including its subsidiary, Hill-Rom Company) for four years. Mr. Cheng has an MBA from Vanderbilt University and a BBA from Wuhan University.

Karen W. Duros

Senior Vice President, General Counsel and Secretary

Officer since 2010

Ms. Duros, 56, joined Stereotaxis in 2010. She has over 25 years of business and corporate legal experience in large and small companies. Prior to joining Stereotaxis, she was Senior Counsel for Monsanto Company from 2005 to 2010. From 1998 to 2005, Ms. Duros held several legal positions of increasing responsibility with Great Lakes Chemical Corporation, including Vice President and Secretary from 2004 to 2005, and General Counsel of Great Lakes’ Industrial Products division from 1999 to 2005. Previously, she was Vice President, General Counsel and Secretary of Tastemaker, a joint venture of Mallinckrodt, Inc. and Hercules, Inc., and prior to that, she held several legal positions with Mallinckrodt, Inc. Ms. Duros began her legal career with the St. Louis law firm, Thompson & Mitchell. She earned a law degree from Washington University School of Law and a B.A., Political Science, from Benedictine College.

David A. Giffin

Vice President, Human Resources

Officer since 2010

Mr. Giffin, 62, joined Stereotaxis in January 2007. He was named an officer in 2010. Mr. Giffin has over 30 years of human resources experience. Prior to joining Stereotaxis, from 2001 to 2006, Mr. Giffin was Vice President, Human Resources and Social Enterprise at Provident, Inc., a St. Louis based social service agency. Prior to that position, he was Vice President, Human Resources at Huttig Building Products from 1991 to 2001. He also has held positions as Vice President, Human Resources at St. Johns Medical Center in St. Louis; and Principle Consultant at The Bannon Consulting Group. He spent the early years of his career with Monsanto Company where he held a variety of human resources positions with increasing responsibility. Mr. Giffin earned his M.B.A. and a B.S. in Psychology from Purdue University.

Daniel J. Johnston

Senior Vice President and Chief Financial Officer

Officer since 2009

Daniel J. Johnston, 53, joined Stereotaxis in September 2009 and was elected Chief Financial Officer effective November 2009. Prior to joining Stereotaxis, Mr. Johnston was the Executive Vice President and Chief Financial Officer and director of United Components, Inc., a Carlyle Group portfolio company, a position he held since 2007. Prior to this, he was Vice President and Chief Financial Officer of Solae, a food science company. Before joining Solae in 2006, Mr. Johnston spent eleven years, including eight as CFO and five as a director, at United Industries Corporation, a marketer of consumer packaged goods, and a Thomas H. Lee Partners portfolio company. The initial eight years of Mr. Johnston’s professional career was with Price Waterhouse. Mr. Johnston has a B.S. degree from the University of Missouri and is a certified public accountant.

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

The following table summarizes certain information regarding our securities that may be issued pursuant to our equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
	(a)	(b)	(c )
Equity compensation plans approved by security holders	4,711,082	$5.80	2,974,619
Equity compensation plans not approved by security holders	—	—	—

Total	4,711,082		2,974,619

(1)

Includes 188,636 shares reserved for issuance under the 2009 Employee Stock Purchase Plan. Number of shares of common stock is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

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

Note: Trademarks used herein are the registered or unregistered trademarks of Stereotaxis, Inc., except that Carto®, Celsius®, NAVISTAR®, THERMOCOOL® are the trademarks of Biosense Webster, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 11, 2011	By:	/s/ MICHAEL P. KAMINSKI
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

Signature	Title	Date

/s/ FRED A. MIDDLETON Fred A. Middleton	Chairman of the Board of Directors	March 11, 2011

/s/ MICHAEL P. KAMINSKI Michael P. Kaminski	President & Chief Executive Officer, Director (principal executive officer)	March 11, 2011

/s/ DANIEL J. JOHNSTON Daniel J. Johnston	Chief Financial Officer (principal financial officer and principal accounting officer)	March 11, 2011

/s/ CHRISTOPHER ALAFI Christopher Alafi	Director	March 11, 2011

/s/ DAVID W. BENFER David W. Benfer	Director	March 11, 2011

/s/ WILLIAM M. KELLEY William M. Kelley	Director	March 11, 2011

/s/ WILLIAM C. MILLS III William C. Mills III	Director	March 11, 2011

/s/ ROBERT J. MESSEY Robert J. Messey	Director	March 11, 2011

/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky	Director	March 11, 2011

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at the End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2010	$322,463	$107,360	$(62,287)	$367,536
Year ended December 31, 2009	328,307	353,532	(359,376)	322,463
Year ended December 31, 2008	189,040	207,798	(68,531)	328,307

Allowance for inventories valuation:
Year ended December 31, 2010	$812,468	$67,252	$(340,202)	$539,518
Year ended December 31, 2009	583,278	321,058	(91,868)	812,468
Year ended December 31, 2008	595,105	87,391	(99,218)	583,278

EXHIBIT INDEX

Number	Description
3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Fourth Amended and Restated Investor Rights Agreement, dated December 17, 2002, by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.3.

4.3	Joinder Agreement to Series D-2 Preferred Stock Purchase Agreement, Fourth Amended and Restated Investor Rights Agreement and Amendment to Second Amended and Restated Stockholders’ Agreement dated January 21, 2003, by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.4.

4.4	Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated May 27, 2003, by and among Registrant and certain stockholders incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.5.

4.5	Second Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated December 22, 2003, by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.6.

4.6	Third Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated January 28, 2004, by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.7.

4.7a	Form of Warrant issued pursuant to that certain Note and Warrant Purchase Agreement effective February 7, 2008, between the Registrant and certain investors named therein (included in Exhibit 10.21a, which is incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File 000-50884) for the fiscal year ending December 31, 2007).

4.7b	Form of Warrant issued pursuant to that certain First Amendment to Note and Warrant Purchase Agreement effective December 29, 2008, between the Registrant and the investors named therein (included in Exhibit 10.21b, which is incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008).

4.7c	Form of Warrant issued pursuant to that certain Second Amendment to Note and Warrant Purchase Agreement effective October 9, 2009, between the Registrant and certain investors named therein (included in Exhibit 10.21c, which is incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009).

Number	Description
4.7d	Form of Warrant issued pursuant to that certain Third Amendment to Note and Warrant Purchase Agreement effective November 10, 2010, between the Registrant and certain investors named therein (included in Exhibit 10.21d).

4.8	Form of Series A Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.9	Form of Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.10	Warrant to Purchase Stock pursuant to that certain Loan and Security Agreement, dated December 17, 2010, between Silicon Valley Bank and the Company (filed herewith).

10.1#	1994 Stock Option Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.1.

10.2a#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.2b#	Form of Incentive Stock Option Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.2c#	Form of Non-Qualified Stock Option Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.2d#	Form of Restricted Stock Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.2e#	Form of Performance Share Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.2f#	Form of Stock Appreciation Right Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.3#	2009 Employee Stock Purchase Plan, as adopted June 10, 2009, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.4a#	2002 Non-Employee Directors’ Stock Plan, as amended and restated May 29, 2008, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.4b#	Form of Non-Qualified Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.5a#	Employment Agreement dated April 17, 2002, between Michael P. Kaminski and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.8.

Number	Description
10.5b#	First Amendment to Employment Agreement dated as of May 29, 2008, by and between the Registrant and Michael P. Kaminski, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed June 3, 2008.

10.5c#	Corrected Second Amendment to Employment Agreement dated August 6, 2009, by and between Michael P. Kaminski and the Registrant, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.6#	Employment Agreement dated August 5, 2009, between Daniel J. Johnston and the Registrant, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.7#	Form of Executive Employment Agreement between certain executive officers and the Registrant (filed herewith).

10.8#	Summary of annual bonus program (filed herewith).

10.9#	Summary of annual cash compensation of named executive officers (filed herewith).

10.10#	Summary of Non-Employee Directors’ Compensation, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.11a#	Stereotaxis Advisory Board and Consulting Agreement, dated February 25, 2009, between the Company and Eric N. Prystowsky, MD, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2009.

10.11b#	Amendment to Stereotaxis Advisory Board and Consulting Agreement, dated February 15, 2010, between the Company and Eric N. Prystowsky, MD (filed herewith).

10.12a†	Collaboration Agreement dated June 8, 2001, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.12b†	Extended Collaboration Agreement dated May 27, 2003, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.12c†	Amendment to Collaboration Agreement dated May 5, 2006, between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.13a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.13b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.13c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

Number	Description
10.13d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.13e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.13f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.13g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

10.13h††	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010 (filed herewith).

10.14	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.15†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.16†	Japanese Market Development Agreement dated May 18, 2004, between the Registrant, Siemens Aktiengesellschaft and Siemens Asahi Medical Technologies Ltd., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.32.

10.17a†	Office Lease dated November 15, 2004, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.17b	Amendment to Office Lease dated November 30, 2007, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.18	Amended and Restated Loan and Security Agreement, dated March 12, 2009, between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q/A (File No. 000-50884) for the fiscal quarter ended March 31, 2009.

10.19a	First Loan Modification Agreement (Domestic), between the Company and Silicon Valley Bank, dated December 15, 2009, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on December 21, 2009.

10.19b	Second Loan Modification Agreement (Domestic), between the Company and Silicon Valley Bank, dated December 17, 2010 (filed herewith).

10.20a	Export-Import Bank Loan and Security Agreement, dated March 12, 2009, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2009.

Number	Description
10.20b	Export-Import Bank First Loan Modification Agreement, dated December 15, 2009, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-50884) filed on December 21, 2009.

10.20c	Export-Import Bank Second Loan Modification Agreement, dated December 17, 2010, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank (filed herewith).

10.21a	Note and Warrant Purchase Agreement, effective February 7, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.21b	First Amendment to Note and Warrant Purchase Agreement, effective December 29, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008.

10.21c	Second Amendment to Note and Warrant Purchase Agreement, effective October 9, 2009, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.21d	Third Amendment to Note and Warrant Purchase Agreement, effective November 10, 2010, between the Registrant and the investors named therein (filed herewith).

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

#	Indicates management contract or compensatory plan
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.