Form 10-Q
period 2011-03-31
Stereotaxis, Inc.
filed 2011-05-06
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on April 29, 2011 was 55,337,295.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,394,919	$35,248,819
Accounts receivable, net of allowance of $377,147 and $367,536 in 2011 and 2010, respectively	13,216,666	13,915,569
Current portion of long-term receivables	30,800	30,800
Inventories	6,042,337	5,441,475
Prepaid expenses and other current assets	4,390,171	4,557,718

Total current assets	54,074,893	59,194,381
Property and equipment, net	3,814,995	3,840,622
Intangible assets, net	2,504,028	2,578,986
Long-term receivables	111,270	109,266
Other assets	43,789	38,537

Total assets	$60,548,975	$65,761,792

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$26,499,626	$20,894,091
Accounts payable	7,365,096	8,796,182
Accrued liabilities	7,659,186	6,966,571
Deferred revenue	6,253,875	6,600,313
Warrants	3,521,452	3,541,798

Total current liabilities	51,299,235	46,798,955

Long-term debt, less current maturities	7,000,000	8,000,000
Long-term deferred revenue	408,881	478,850
Other liabilities	5,972	8,741

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2011 and 2010, none outstanding at 2011 and 2010	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2011 and 2010, 55,326,172 and 54,746,240 shares issued at 2011 and 2010, respectively	55,326	54,746
Additional paid in capital	354,911,764	354,002,770
Treasury stock, 40,151 shares at 2011 and 2010	(205,999)	(205,999)
Accumulated deficit	(352,926,204)	(343,376,271)

Total stockholders’ equity	1,834,887	10,475,246

Total liabilities and stockholders’ equity	$60,548,975	$65,761,792

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue:
Systems	$4,288,176	$5,233,755
Disposables, service and accessories	5,936,528	5,382,854

Total revenue	10,224,704	10,616,609

Cost of revenue:
Systems	2,184,478	2,076,717
Disposables, service and accessories	820,501	843,953

Total cost of revenue	3,004,979	2,920,670

Gross margin	7,219,725	7,695,939

Operating expenses:
Research and development	3,394,259	3,369,538
Sales and marketing	8,338,336	6,695,117
General and administrative	4,250,269	3,890,336

Total operating expenses	15,982,864	13,954,991

Operating loss	(8,763,139)	(6,259,052)

Other income (expense)	20,346	(1,537,169)
Interest income	3,187	2,782
Interest expense	(810,327)	(633,118)

Net loss	$(9,549,933)	$(8,426,557)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.17)

Weighted average shares used in computing net loss per common share:
Basic and diluted	54,719,677	49,621,318

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(9,549,933)	$(8,426,557)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	358,584	503,914
Amortization	74,958	33,334
Amortization of warrants	328,327	339,270
Share-based compensation	818,361	98,387
Loss on asset disposal	—	4,556
Non-cash expense net of non-cash royalty (income)	(796,995)	(857,125)
Warrant adjustment	(20,346)	1,537,169
Changes in operating assets and liabilities:
Accounts receivable	698,903	571,713
Other receivables	(2,004)	10,679
Inventories	(600,862)	(573,783)
Prepaid expenses and other current assets	(160,780)	(98,371)
Other assets	(5,251)	—
Accounts payable	(1,431,086)	1,156,342
Accrued liabilities	692,615	(1,191,917)
Deferred revenue	(416,407)	803,446
Other liabilities	(2,770)	(3,281)

Net cash used in operating activities	(10,014,686)	(6,092,224)

Cash flows from investing activities
Purchase of equipment	(332,957)	(265,496)

Net cash used in investing activities	(332,957)	(265,496)

Cash flows from financing activities
Proceeds from revolving line of credit	17,100,000	10,000,000
Payments of revolving line of credit	(11,000,000)	(10,166,667)
Payments of long-term debt	(697,470)	—
Proceeds from issuance of stock and warrants, net of issuance costs	91,213	490,816

Net cash provided by financing activities	5,493,743	324,149

Net decrease in cash and cash equivalents	(4,853,900)	(6,033,571)
Cash and cash equivalents at beginning of period	35,248,819	30,546,550

Cash and cash equivalents at end of period	$30,394,919	$24,512,979

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

1. Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 11, 2011.

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

Under our revenue recognition policy, a portion of revenue for NIOBE®, ODYSSEYTM VISION, and CINEMA systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Revenue is recognized for other types of ODYSSEY systems upon completion of installation, since there are no qualified third party installers. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

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

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The largest adjustment between the shares outstanding at March 31, 2011 and the weighted average shares used for calculating basic earnings per share for the quarter ended March 31, 2011 is the deduction of unvested restricted shares, which amounted to 571,910 at March 31, 2011.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of March 31, 2011, the Company had 6,174,869 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $5.16 per share and 10,381,613 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.20 per share. The Company had a weighted average of 292,363 unearned restricted shares outstanding for the three months ended March 31, 2011.

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

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $9,046,564 and $12,238,932 at March 31, 2011 and December 31, 2010, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was approximately $1,200 during the three months ended March 31, 2011. There were no transfers in or out of Level 1 during the three months ended March 31, 2011.

The Company’s financial liabilities consist of warrants in the amount of $3,521,452 at March 31, 2011. These liabilities are classified as Level 3 as described above and are measured using the Black-Scholes valuation model. The mark-to-market adjustment recorded in other income (expense) for these warrants was $20,346 during the three months ended March 31, 2011. There were no purchases, sales, issuances, transfers, or settlements of Level 3 financial instruments during the three months ended March 31, 2011. These warrants were transferred into Level 3 on January 1, 2009 based on the adoption of general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. See Note 11 for additional details.

Fair Value – Other Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of March 31, 2011 and December 31, 2010.

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

3. Inventory

Inventory consists of the following:

	March 31, 2011	December 31, 2010

Raw materials	$2,232,681	$1,547,020
Work in process	526,574	592,221
Finished goods	3,791,144	3,841,752
Reserve for obsolescence	(508,062)	(539,518)

Total inventory	$6,042,337	$5,441,475

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2011	2010

Prepaid expenses	$601,108	$401,789
Deferred cost of revenue	515,912	759,271
Other assets	3,273,151	3,396,658

Total prepaid expenses and other current assets	$4,390,171	$4,557,718

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2011	2010

Equipment	$9,277,274	$8,950,043
Equipment held for lease	547,416	547,416
Leasehold improvements	2,473,880	2,473,880

	12,298,570	11,971,339
Less: Accumulated depreciation	(8,483,575)	(8,130,717)

Net property and equipment	$3,814,995	$3,840,622

6. Intangible Assets

On June 4, 2010, the Company entered into an agreement to issue 450,000 shares of its common stock to a consultant (the “Purchaser”) in exchange for intellectual property rights related to the Company’s products. The Company issued 200,000 shares upon execution of the agreement and will issue an aggregate of 250,000 shares in annual installments on the first three anniversaries of the agreement. The unissued shares meet the criteria for equity classification under Accounting Standards Codification 480 Distinguishing Liabilities from Equity and therefore are recorded in additional paid-in capital. There was no cash consideration paid for the securities. The securities were issued in consideration of the assignment to the Company of the Purchaser’s rights in certain intellectual property, including patent applications, in all inventions and discoveries in the Company’s business field (as defined in the agreement) that had been developed under various other agreements, which were terminated. The securities were sold by the Company in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. There were no underwriters or placement agents involved in the transaction. As of March 31, 2011, the Company had intangible assets of $3.7 million. Accumulated amortization at March 31, 2011 is $1.2 million.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2011	2010

Accrued salaries, bonus, and benefits	$4,583,063	$4,203,551
Accrued research and development	412,113	246,119
Accrued legal and other professional fees	85,099	170,498
Other	2,578,911	2,346,403

Total accrued liabilities	$7,659,186	$6,966,571

8. Deferred Revenue

Deferred revenue consists of the following:

	March 31,	December 31,
	2011	2010

Product shipped, revenue deferred	$446,082	$552,692
Customer deposits	137,700	312,154
Deferred service and license fees	6,078,974	6,214,317

	6,662,756	7,079,163
Less: Long-term deferred revenue	(408,881)	(478,850)

Total current deferred revenue	$6,253,875	$6,600,313

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving credit agreement, due March 2012	$17,100,000	$17,443,602	$11,000,000	$11,284,412
Term note, due December 2013	10,000,000	10,000,000	10,000,000	10,000,000
Biosense Webster Advance	6,399,626	6,479,113	7,894,091	8,005,365

Total debt	33,499,626	33,922,715	28,894,091	29,289,777
Less current maturities	(26,499,626)	(26,922,715)	(20,894,091)	(21,289,777)

Total long term debt	$7,000,000	$7,000,000	$8,000,000	$8,000,000

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revolving line of credit

In December 2010, the Company amended its agreement with its primary lender to extend the maturity of the current working capital line of credit from March 31, 2011 to March 31, 2012, retaining the $30 million total availability under the line per the 2009 amendment. The revised agreement retained the $10 million sublimit for borrowings supported by guarantees from stockholders who are affiliates of two members of its board of directors (“Lenders”) and considered to be related parties. Under the revised facility the Company is required to maintain a minimum “tangible net worth” and liquidity ratio as defined in the agreement. Interest on the facility accrues at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts.

As of March 31, 2011, the Company had $17.1 million outstanding under the revolving line of credit and a current borrowing capacity of $19.5 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $2.4 million under the revolving line of credit at March 31, 2011. As of March 31, 2011, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

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

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of March 31, 2011, $10.8 million of royalty payments owed by Biosense and $2.8 million in supplemental payments had been used to reduce the advances together with the accrued interest thereon and the remaining approximately $6.4 million of amounts owed to Biosense Webster has been classified as short-term debt in the accompanying balance sheet. The Company recorded research and development expenses of $0.1 million and disposables, service and accessories revenue of $0.9 million for the three months ended March 31, 2010, related to this agreement.

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Stockholders’ Equity

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in both the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2011. At March 31, 2011, the Board of Directors had reserved a total of 6,940,752 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2011, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $7.5 million, net of estimated forfeitures of approximately $1.6 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three months ended March 31, 2011 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share

Outstanding, December 31, 2010	4,711,082	$1.37 - $12.55	$5.80
Granted	1,618,100	$3.42 - $3.77	$3.53
Exercised	(4,031)	$1.37 - $1.62	$1.52
Forfeited	(177,282)	$1.37 - $12.03	$7.42

Outstanding, March 31, 2011	6,147,869	$1.62 - $12.55	$5.16

A summary of the restricted share grant activity for the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Outstanding, December 31, 2010	33,514	$8.19
Granted	569,000	$3.52
Vested	(13,885)	$9.01
Forfeited	(16,719)	$3.91

Outstanding, March 31, 2011	571,910	$3.65

A summary of the restricted stock outstanding as of March 31, 2011 is as follows:

Number of Shares

Time based restricted shares	224,510
Performance based restricted shares	347,400

Outstanding, March 31, 2011	571,910

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $3,521,452 were measured at fair value on a recurring basis as of March 31, 2011 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at March 31, 2011 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 65%; 3) risk-free interest rate of 1.29%; and 4) expected life of 3.25 years. The fair value of the outstanding derivative instrument and the effect on the Statement of Operations is as follows:

Fair Value of Warrants

Balance, December 31, 2010	$3,541,798
Change in fair value	(20,346)

Balance, March 31, 2011	$3,521,452

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

March 31, 2011

Warranty accrual, December 31, 2010	$469,837
Warranty expense incurred	107,840
Payments made	(117,006)

Warranty accrual, March 31, 2011	$460,671

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

14. Subsequent Events

In May 2011, the Company entered into a new strategic collaboration with Biosense Webster. Under the new agreement, the Company has granted Biosense Webster global, non-exclusive rights to resell Stereotaxis’ Odyssey products, including Odyssey Vision and Odyssey Cinema.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in Item 1A “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements discuss matters that are not historical facts and include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

The core components of the NIOBE and the Odyssey systems have received regulatory clearance in the U.S., Canada, Europe, China and various other countries.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Under our revenue recognition policy, a portion of revenue for NIOBE®, ODYSSEYTM VISION, and CINEMA systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenue. Revenue decreased from $10.6 million for the three months ended March 31, 2010 to $10.2 million for the three months ended March 31, 2011, a decrease of approximately 4%. Revenue from the sale of systems decreased from $5.2 million to $4.3 million, a decrease of approximately 18%, primarily due to a decrease in the number of NIOBE systems sold. We recognized revenue on one NIOBE system and a total of $2.7 million for ODYSSEY and CINEMA systems during the 2011 period, versus four NIOBE systems and a total of $0.8 million for ODYSSEY and CINEMA systems during the 2010 period. Revenue from sales of disposable interventional devices, service and accessories increased to $5.9 million for the three months ended March 31, 2011 from $5.4 million for the three months ended March 31, 2010, an increase of approximately 10%. The increase was attributable to the increased base of installed systems, the resulting disposable sales and service contracts, as well as favorable pricing.

Cost of Revenue. Cost of revenue increased from $2.9 million for the three months ended March 31, 2010 to $3.0 million for the three months ended March 31, 2011, an increase of approximately 3%. Cost of revenue for systems sold increased from $2.1 million for the three months ended March 31, 2010 to $2.2 million for the three months ended March 31, 2011. This increase was primarily due to an increase in ODYSSEY systems sold partially offset by a decrease in the number of NIOBE systems sold. Cost of revenue for disposables, service and accessories remained constant at $0.8 million for the three months ended March 31, 2010 and 2011. As a percentage of our total revenue, overall gross margin decreased to 71% for the three months ended March 31, 2011. Gross margin for systems was 49% for the three months ended March 31, 2011 compared to 60% for the three months ended March 31, 2010. The decrease was primarily due to a change in product mix from NIOBE to ODYSSEY systems. Gross margin for disposables, service and accessories was 86% for the current quarter compared to 84% for the three months ended March 31, 2010 due to decreased costs on disposables.

Research and Development Expenses. Research and development expenses remained constant at $3.4 million for the three months ended March 31, 2010 and 2011.

Sales and Marketing Expenses. Sales and marketing expenses increased from $6.7 million for the three months ended March 31, 2010 to $8.3 million for the three months ended March 31, 2011, an increase of approximately 25%. The increase was primarily due to increased headcount to support and increase utilization rates worldwide.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses increased to $4.3 million from $3.9 million for the three months ended March 31, 2011 and 2010, respectively, an increase of approximately 9%. This increase was primarily due to increased headcount and training programs to drive utilization.

Other Income (Expense). Other income (expense) represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Income. Interest income remained consistent at less than $0.1 million for the three months ended March 31, 2011 and 2010. There was a slight increase in the balance from the prior year period due to higher invested balances.

Interest Expense. Interest expense increased to $0.8 million for the three months ended March 31, 2011 from $0.6 million for the three months ended March 31, 2010, primarily due to higher average balances outstanding.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At March 31, 2011 we had $30.4 million of cash and equivalents. We had working capital of approximately $2.8 million and $12.4 million as of March 31, 2011 and December 31, 2010, respectively. The decrease in working capital is due principally to the $10.0 million use of cash from operating activities.

The following table summarizes our cash flow by operating, investing and financing activities for each of three month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Cash Flow used in Operating Activities	$(10,015)	$(6,092)

Cash Flow used in Investing Activities	$(333)	$(265)

Cash Flow provided by Financing Activities	$5,494	$324

Net cash used in operating activities. We used approximately $10.0 million and $6.1 million of cash for operating activities during the three months ended March 31, 2011 and 2010, respectively. This increase was driven by increased usage of cash for operating assets and liabilities, as well as an increase in the net loss of $1.1 million.

Net cash used in investing activities. We used approximately $0.3 million of cash for purchases of equipment during each of the quarters ended March 31, 2011 and 2010.

Net cash provided by financing activities. We generated approximately $5.5 million of cash for the three month period ended March 31, 2011 compared $0.3 million generated for the three month period ended March 31, 2010. This increase in cash generated was primarily due to net additional borrowings against our line of credit.

Borrowing facilities

In December 2010, the Company amended its loan agreement with our primary lender to extend the maturity of the current working capital line of credit from March 31, 2011 to March 31, 2012. The amendment retains the $30 million total availability under the line. The revised agreement retained the $10 million sublimit for borrowings supported by guarantees from stockholders who are affiliates of two members of its board of directors (“Lenders”) and considered to be related parties. Under the revised facility, we are required to maintain a minimum “tangible net worth” and liquidity ratio as defined in the agreement. Interest on the facility accrues at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts.

As of March 31, 2011, the Company had $17.1 million outstanding under the revolving line of credit and a current borrowing capacity of $19.5 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $2.4 million under the revolving line of credit at March 31, 2011. As of March 31, 2011, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

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

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of March 31, 2011, $10.8 million of royalty payments owed by Biosense and $2.8 million in supplemental payments had been used to reduce the advances together with the accrued interest thereon and the remaining approximately $6.4 million of amounts owed to Biosense Webster has been classified as short-term debt in the accompanying balance sheet. The Company recorded research and development expenses of $0.1 million and disposables, service and accessories revenue of $0.9 million for the three months ended March 31, 2011, related to this agreement.

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

Cash flow

We expect to have negative cash flow from operations in 2011. Throughout 2011, we expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our sales and marketing expenditures and our general and administrative expenses will increase in 2011 in order to support our product commercialization efforts. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our activities are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international activities are subject to risks typical of international activities, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of March 31, 2011 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the three months ended March 31, 2011, sales denominated in foreign currencies were approximately 18% of total revenue and as such, our revenue would have decreased by approximately $0.2 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the three months ended March 31, 2011, expenses denominated in foreign currencies were approximately 13% of our total expenses and as such, our operating expenses would have decreased by approximately $0.2 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at March 31, 2011 would have decreased the carrying amounts of those net assets by approximately $0.5 million.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of March 31, 2011, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain of our outstanding debt is subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in a less than $0.1 million increase in interest expense for the quarter ended March 31, 2011.

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

Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

STEREOTAXIS, INC. (Registrant)

Date: May 6, 2011	By:	/s/ MICHAEL P. KAMINSKI
Michael P. Kaminski, Chief Executive Officer

Date: May 6, 2011	By:	/s/ DANIEL J. JOHNSTON
Daniel J. Johnston, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1	Revised Annual Cash Compensation of Executive Officers (filed herewith).

10.2	Stereotaxis Advisory Board and Consulting Agreement, dated February 25, 2011, between the Company and Eric N. Prystowsky, MD (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.