Form 10-Q
period 2011-06-30
Stereotaxis, Inc.
filed 2011-08-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on August 1, 2011 was 55,442,888.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$23,260,465	$35,248,819
Accounts receivable, net of allowance of $241,690 and $367,536 in 2011 and 2010, respectively	10,178,401	13,915,569
Current portion of long-term receivables	64,271	30,800
Inventories	5,915,043	5,441,475
Prepaid expenses and other current assets	3,586,186	4,557,718

Total current assets	43,004,366	59,194,381
Property and equipment, net	3,725,044	3,840,622
Intangible assets, net	2,429,070	2,578,986
Long-term receivables	79,730	109,266
Other assets	44,609	38,537

Total assets	$49,282,819	$65,761,792

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$24,533,194	$20,894,091
Accounts payable	7,930,044	8,796,182
Accrued liabilities	7,851,494	6,966,571
Deferred revenue	6,699,750	6,600,313
Warrants	2,901,043	3,541,798

Total current liabilities	49,915,525	46,798,955

Long-term debt, less current maturities	6,000,000	8,000,000
Long-term deferred revenue	398,352	478,850
Other liabilities	3,848	8,741

Stockholders’ equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2011 and 2010, none outstanding at 2011 and 2010	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2011 and 2010, 55,431,423 and 54,746,240 shares issued at 2011 and 2010, respectively	55,431	54,746
Additional paid in capital	355,736,551	354,002,770
Treasury stock, 40,151 shares at 2011 and 2010	(205,999)	(205,999)
Accumulated deficit	(362,620,889)	(343,376,271)

Total stockholders’ equity	(7,034,906)	10,475,246

Total liabilities and stockholders’ equity	$49,282,819	$65,761,792

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Systems	$5,024,543	$9,439,857	$9,312,719	$14,673,611
Disposables, service and accessories	6,577,596	5,578,221	12,514,124	10,961,076

Total revenue	11,602,139	15,018,078	21,826,843	25,634,687

Cost of revenue:
Systems	2,520,431	4,313,774	4,704,909	6,390,490
Disposables, service and accessories	995,915	612,379	1,816,416	1,456,332

Total cost of revenue	3,516,346	4,926,153	6,521,325	7,846,822

Gross margin	8,085,793	10,091,925	15,305,518	17,787,865

Operating expenses:
Research and development	3,311,177	3,358,008	6,705,436	6,727,546
Sales and marketing	9,712,519	8,446,612	18,050,855	15,141,730
General and administrative	4,606,555	3,976,057	8,856,824	7,866,394

Total operating expenses	17,630,251	15,780,677	33,613,115	29,735,670

Operating loss	(9,544,458)	(5,688,752)	(18,307,597)	(11,947,805)

Other income	620,409	2,507,221	640,755	970,052
Interest income	2,133	2,148	5,320	4,930
Interest expense	(772,769)	(682,804)	(1,583,096)	(1,315,921)

Net loss	$(9,694,685)	$(3,862,187)	$(19,244,618)	$(12,288,744)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.08)	$(0.35)	$(0.25)

Weighted average shares used in computing net loss per common share:
Basic and diluted	54,780,872	49,885,589	54,750,443	49,753,046

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(19,244,618)	$(12,288,744)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	731,101	926,511
Amortization	149,916	66,667
Amortization of warrants	660,302	621,348
Share-based compensation	1,582,866	751,876
Loss on asset disposal	—	4,556
Non-cash royalty (income), net	(1,597,685)	(1,628,842)
Warrant adjustment	(640,755)	(970,052)
Changes in operating assets and liabilities:
Accounts receivable	3,737,168	(2,995,127)
Other receivables	(3,935)	(4,984)
Inventories	(473,568)	93,698
Prepaid expenses and other current assets	311,230	643,079
Other assets	(6,071)	—
Accounts payable	(866,138)	1,885,786
Accrued liabilities	884,923	(489,064)
Deferred revenue	18,939	255,543
Other liabilities	(4,894)	(5,879)

Net cash used in operating activities	(14,761,219)	(13,133,628)

Cash flows from investing activities
Purchase of equipment	(615,523)	(548,959)

Net cash used in investing activities	(615,523)	(548,959)

Cash flows from financing activities
Proceeds from revolving line of credit	32,909,375	25,500,000
Payments of revolving line of credit	(28,100,000)	(20,333,334)
Payments of short-term debt	(1,572,587)	—
Payments of long-term debt	—	(563,768)
Proceeds from issuance of stock and warrants, net of issuance costs	151,600	547,388

Net cash provided by financing activities	3,388,388	5,150,286

Net decrease in cash and cash equivalents	(11,988,354)	(8,532,301)
Cash and cash equivalents at beginning of period	35,248,819	30,546,550

Cash and cash equivalents at end of period	$23,260,465	$22,014,249

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

1. Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or for future operating periods.

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

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The largest adjustment between the shares outstanding at June 30, 2011 and the weighted average shares used for calculating basic earnings per share for the quarter ended June 30, 2011 is the deduction of unvested restricted shares, which amounted to 573,629 at June 30, 2011.

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

As of June 30, 2011, the Company had 6,291,402 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $5.09 per share and 10,381,613 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.20 per share. The Company had a weighted average of 552,628 and 423,214 unearned restricted shares outstanding for the three and six months ended June 30, 2011, respectively.

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

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $3,140,313 and $12,238,932 at June 30, 2011 and December 31, 2010, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was approximately $200 and $1,400 during the three and six months ended June 30, 2011. There were no transfers in or out of Level 1 during the six months ended June 30, 2011.

The Company’s financial liabilities consist of warrants in the amount of $2,901,043 at June 30, 2011. These liabilities are classified as Level 3 as described above and are measured using the Black-Scholes valuation model. The mark-to-market adjustment recorded in other income for these warrants was $620,409 and $640,755 during the three and six months ended June 30, 2011. There were no purchases, sales, issuances, transfers, or settlements of Level 3 financial instruments during the six months ended June 30, 2011. These warrants were transferred into Level 3 on January 1, 2009 based on the adoption of general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. See Note 11 for additional details.

Fair Value—Other Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of June 30, 2011 and December 31, 2010.

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This guidance is effective during interim and annual periods beginning after December 15, 2011.

3. Inventory

Inventory consists of the following:

	June 30, 2011	December 31, 2010

Raw materials	$1,828,060	$1,547,020
Work in process	575,747	592,221
Finished goods	3,615,016	3,841,752
Reserve for obsolescence	(103,780)	(539,518)

Total inventory	$5,915,043	$5,441,475

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2011	December 31, 2010

Prepaid expenses	$346,182	$401,789
Deferred cost of revenue	400,851	759,271
Other assets	2,839,153	3,396,658

Total prepaid expenses and other current assets	$3,586,186	$4,557,718

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property and Equipment

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010

Equipment	$9,559,839	$8,950,043
Equipment held for lease	547,416	547,416
Leasehold improvements	2,473,880	2,473,880

	12,581,135	11,971,339
Less: Accumulated depreciation	(8,856,091)	(8,130,717)

Net property and equipment	$3,725,044	$3,840,622

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

As of June 30, 2011, the Company had total intangible assets, including those described above, of $3.7 million. Accumulated amortization at June 30, 2011 is $1.3 million.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010

Accrued salaries, bonus, and benefits	$4,459,404	$4,203,551
Accrued research and development	399,286	246,119
Accrued legal and other professional fees	162,757	170,498
Other	2,830,047	2,346,403

Total accrued liabilities	$7,851,494	$6,966,571

8. Deferred Revenue

Deferred revenue consists of the following:

	June 30, 2011	December 31, 2010

Product shipped, revenue deferred	$712,815	$552,692
Customer deposits	298,641	312,154
Deferred service and license fees	6,086,646	6,214,317

	7,098,102	7,079,163
Less: Long-term deferred revenue	(398,352)	(478,850)

Total current deferred revenue	$6,699,750	$6,600,313

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement, due March 2012	$15,809,374	$16,052,251	$11,000,000	$11,284,412
Term note, due December 2013	10,000,000	10,000,000	10,000,000	10,000,000
Biosense Webster Advance	4,723,820	4,760,448	7,894,091	8,005,365

Total debt	30,533,194	30,812,699	28,894,091	29,289,777
Less current maturities	(24,533,194)	(24,812,699)	(20,894,091)	(21,289,777)

Total long term debt	$6,000,000	$6,000,000	$8,000,000	$8,000,000

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

As of June 30, 2011, the Company had $15.8 million outstanding under the revolving line of credit and a current borrowing capacity of $17.9 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $2.1 million under the revolving line of credit at June 30, 2011. As of June 30, 2011, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee. In the event that the Company does not renew or modify the terms of its existing debt facility, it is probable that the Company will not meet all covenants of its bank loan agreement as of September 30, 2011. In the event that the covenants are not met, it is possible that the primary lender could call the Company’s outstanding debt, including the revolving line of credit and term note (defined below).

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

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of June 30, 2011, $11.6 million of royalty payments owed by Biosense and $3.6 million in supplemental payments had been used to reduce the advances together with the accrued interest thereon and the remaining approximately $4.7 million of amounts owed to Biosense Webster has been classified as short-term debt in the accompanying balance sheet. The Company recorded interest expense of $0.1 million and $0.2 million and disposables, service and accessories revenue of $0.9 million and $1.8 million for the three and six months ended June 30, 2011, related to this agreement.

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Stockholders’ Equity

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in both the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2011. At June 30, 2011, the Board of Directors had reserved a total of 6,935,624 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2011, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $6.5 million, net of estimated forfeitures of approximately $2.1 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six months ended June 30, 2011 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share

Outstanding, December 31, 2010	4,711,082	$1.37 - $12.55	$5.80
Granted	1,861,250	$3.23 - $4.03	$3.51
Exercised	(4,682)	$1.37 - $1.62	$1.54
Forfeited	(276,248)	$1.37 - $12.03	$6.58

Outstanding, June 30, 2011	6,291,402	$1.62 - $12.55	$5.09

A summary of the restricted share grant activity for the six months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Outstanding, December 31, 2010	33,514	$8.19
Granted	604,550	$3.50
Vested	(16,643)	$9.31
Forfeited	(47,792)	$3.83

Outstanding, June 30, 2011	573,629	$3.58

A summary of the restricted stock outstanding as of June 30, 2011 is as follows:

Number of Shares

Time based restricted shares	224,429
Performance based restricted shares	349,200

Outstanding, June 30, 2011	573,629

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $2,901,043 were measured at fair value on a recurring basis as of June 30, 2011 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at June 30, 2011 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 65%; 3) risk-free interest rate of 0.81%; and 4) expected life of 3 years. The fair value of the outstanding derivative instrument and the effect on the Statement of Operations is as follows:

Fair Value of Warrants

Balance, December 31, 2010	$3,541,798
Change in fair value	(640,755)

Balance, June 30, 2011	$2,901,043

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

June 30, 2011

Warranty accrual, December 31, 2010	$469,837
Warranty expense incurred	487,476
Payments made	(256,015)

Warranty accrual, June 30, 2011	$701,298

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

14. Subsequent Events

On August 8, 2011, the Company announced a plan to rebalance and reduce operating expenses. The purpose of this plan is to reduce cash burn while continuing to fund R&D investment in key growth areas. The Company is in the process of evaluating the financial statement impact of this plan and will accrue any related expenses, such as severance costs, as incurred.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenue. Revenue decreased from $15.0 million for the three months ended June 30, 2010 to $11.6 million for the three months ended June 30, 2011, a decrease of approximately 23%. Revenue from the sale of systems decreased from $9.4 million to $5.0 million, a decrease of approximately 47%, primarily due to a decrease in the number of NIOBE systems sold. We recognized revenue on three NIOBE systems and a total of $1.6 million for ODYSSEY and CINEMA systems during the 2011 period, versus seven NIOBE systems and a total of $2.5 million for ODYSSEY and CINEMA systems during the 2010 period. Revenue from sales of disposable interventional devices, service and accessories increased to $6.6 million for the three months ended June 30, 2011 from $5.6 million for the three months ended June 30, 2010, an increase of approximately 18%. The increase was attributable to the increased base of installed systems, the resulting disposable sales and service contracts, as well as favorable pricing.

Cost of Revenue. Cost of revenue decreased from $4.9 million for the three months ended June 30, 2010 to $3.5 million for the three months ended June 30, 2011, a decrease of approximately 29%. Cost of revenue for systems sold decreased from $4.3 million for the three months ended June 30, 2010 to $2.5 million for the three months ended June 30, 2011, a decrease of approximately 42%. This decrease was primarily due to a decrease in the number of NIOBE and ODYSSEY systems sold. Cost of revenue for disposables, service and accessories increased from $0.6 million for the three months ended June 30, 2010 to $1.0 million for the three months ended June 30, 2011, an increase of approximately 63%. As a percentage of our total revenue, overall gross margin increased to 70% for the three months ended June 30, 2011 from 67% for the three months ended June 30, 2010 due to a shift from systems revenue to recurring revenue. Gross margin for systems was 50% for the three months ended June 30, 2011 compared to 54% for the three months ended June 30, 2010. The decrease was primarily due to a change in product mix from NIOBE to ODYSSEY systems. Gross margin for disposables, service and accessories was 85% for the current quarter compared to 89% for the three months ended June 30, 2010 due to higher costs associated with software upgrades in 2011 compared to 2010.

Research and Development Expenses. Research and development expenses decreased from $3.4 million for the three months ended June 30, 2010 to $3.3 million for the three months ended June 30, 2011, a decrease of 1%.

Sales and Marketing Expenses. Sales and marketing expenses increased from $8.4 million for the three months ended June 30, 2010 to $9.7 million for the three months ended June 30, 2011, an increase of approximately 15%. The increase was primarily due to increased headcount to support and increase utilization rates worldwide as well as increased marketing costs related to the launch of the Niobe EPOCH Solution.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses increased to $4.6 million from $4.0 million for the three months ended June 30, 2011 and 2010, respectively, an increase of approximately 16%. This increase was primarily due to increased headcount and training programs to drive utilization.

Other Income. Other income represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Income. Interest income remained consistent at less than $0.1 million for the three months ended June 30, 2011 and 2010.

Interest Expense. Interest expense increased to $0.8 million for the three months ended June 30, 2011 from $0.7 million for the three months ended June 30, 2010, primarily due to higher average debt balances outstanding.

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenue. Revenue decreased from $25.6 million for the six months ended June 30, 2010 to $21.8 million for the six months ended June 30, 2011, a decrease of approximately 15%. Revenue from the sale of systems decreased from $14.7 million to $9.3 million, a decrease of approximately 37%, primarily due to a decrease in the number of NIOBE systems sold. We recognized revenue on four NIOBE systems and a total of $4.3 million for ODYSSEY systems during the 2011 period, versus eleven NIOBE systems and a total of $3.3 million for ODYSSEY systems during the 2010 period. Revenue from sales of disposable interventional devices, service and accessories increased to $12.5 million for the six months ended June 30, 2011 from $11.0 million for the six months ended June 30, 2010, an increase of approximately 14%. The increase was attributable to the increased base of installed systems, the resulting disposable sales and service contracts, as well as favorable pricing.

Cost of Revenue. Cost of revenue decreased from $7.8 million for the six months ended June 30, 2010 to $6.5 million for the six months ended June 30, 2011, a decrease of approximately 17%. As a percentage of our total revenue, overall gross margin improved to 70% for the six months ended June 30, 2011 compared to 69% during the same six month period of the prior year, due to a shift from system revenue to recurring revenue. Cost of revenue for systems sold decreased from $6.4 million for the six months ended June 30, 2010 to $4.7 million for the six months ended June 30, 2011, a decrease of approximately 26%, primarily due to the decrease in the number of NIOBE systems sold. Gross margin for systems was 49% for the six months ended June 30, 2011 compared to 56% for the six months ended June 30, 2010. Cost of revenue for disposables, service and accessories increased to $1.8 million during the 2011 period from $1.5 million during the 2010 period, resulting in a decrease in gross margin to 85% from 87% between these periods. This decrease in cost of revenue was primarily due to higher costs associated with software upgrades in 2011 compared to 2010.

Research and Development Expenses. Research and development expenses remained consistent at $6.7 million for the six months ended June 30, 2010 and 2011.

Sales and Marketing Expenses. Sales and marketing expenses increased from $15.1 million for the six months ended June 30, 2010 to $18.1 million for the six months ended June 30, 2011, an increase of approximately 19%. The increase was primarily due to increased headcount to support and increase utilization rates worldwide as well as increased marketing costs related to the launch of the Niobe EPOCH Solution.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses increased to $8.9 million from $7.9 million for the six months ended June 30, 2011 and 2010, respectively, an increase of approximately 13%. This increase was primarily due to increased headcount and customer training programs to drive utilization.

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

Interest Income. Interest income remained consistent at less than $0.1 million for the six months ended June 30, 2011 and 2010.

Interest Expense. Interest expense increased to $1.6 million for the six months ended June 30, 2011 from $1.3 million for the six months ended June 30, 2010, primarily due to higher average debt balances outstanding.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At June 30, 2011 we had $23.3 million of cash and equivalents. We had a working capital deficit of approximately $6.9 million as of June 30, 2011 and working capital of $12.4 million as of December 31, 2010, respectively. The decrease in working capital is due principally to the $19.2 million net loss for the first six months of 2011.

The following table summarizes our cash flow by operating, investing and financing activities for each of six month periods ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended
	June 30,
	2011	2010

Cash Flow used in Operating Activities	$(14,761)	$(13,134)

Cash Flow used in Investing Activities	$(616)	$(549)

Cash Flow provided by Financing Activities	$3,388	$5,150

Net cash used in operating activities. We used approximately $14.8 million and $13.1 million of cash for operating activities during the six months ended June 30, 2011 and 2010, respectively. This increase was driven by an increase in the net loss of $7.0 million, partially offset by decreased usage of cash for operating assets and liabilities.

Net cash used in investing activities. We used approximately $0.6 million of cash for purchases of equipment for the six month period ended June 30, 2011 compared to $0.5 million for the six month period ended June 30, 2010.

Net cash provided by financing activities. We generated approximately $3.4 million of cash for the six month period ended June 30, 2011 compared $5.2 million generated for the six month period ended June 30, 2010. This decrease in cash generated was primarily due to payments under our agreement with Biosense Webster.

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

As of June 30, 2011, the Company had $15.8 million outstanding under the revolving line of credit and a current borrowing capacity of $17.9 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $2.1 million under the revolving line of credit at June 30, 2011. As of June 30, 2011, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

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

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of June 30, 2011, $11.6 million of royalty payments owed by Biosense and $3.6 million in supplemental payments had been used to reduce the advances together with the accrued interest thereon and the remaining approximately $4.7 million of amounts owed to Biosense Webster has been classified as short-term debt in the accompanying balance sheet. The Company recorded interest expense of $0.1 million and $0.2 million and disposables, service and accessories revenue of $0.9 million and $1.8 million for the three and six months ended June 30, 2011, related to this agreement.

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

Cash flow

We expect to have negative cash flow from operations in 2011. Throughout 2011, we expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our sales and marketing expenditures and our general and administrative expenses will increase in 2011 in order to support our product commercialization efforts. During a recent review of our backlog, we identified certain sales in which revenue recognition is uncertain due to factors including the migration from Niobe II to Niobe ES. As a result, we have removed systems from our backlog which could negatively impact future revenue recognition. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

As currently structured, the $30 million working capital facility with our primary lender as well as the financing commitment provided by the Lenders expires on March 31, 2012. However, we are currently in discussions with our primary lender regarding renewing our existing debt facility. We cannot assure that our existing cash, cash equivalents and borrowing facilities will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months. In the event that we do not renew or modify the terms of our existing debt facility, it is probable that we will not meet all covenants of our bank loan agreement as of September 30, 2011. In the event that our covenants are not met, it is possible that our primary lender could call our outstanding debt. We also cannot assure that additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our activities are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international activities are subject to risks typical of international activities, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of June 30, 2011 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the six months ended June 30, 2011, sales denominated in foreign currencies were approximately 16% of total revenue and as such, our revenue would have decreased by approximately $0.4 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the six months ended June 30, 2011, expenses denominated in foreign currencies were approximately 12% of our total expenses and as such, our operating expenses would have decreased by approximately $0.4 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at June 30, 2011 would have decreased the carrying amounts of those net assets by approximately $0.3 million.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of June 30, 2011, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain of our outstanding debt is subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in a less than $0.1 million increase in interest expense for the quarter ended June 30, 2011.

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

PART II—OTHER INFORMATION

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

On June 4, 2010, the Company entered into an agreement to issue 450,000 shares of its common stock to a consultant (the “Purchaser”) in exchange for intellectual property rights related to the Company’s products. The Company issued 200,000 shares upon execution of the agreement and will issue an aggregate of 250,000 shares in annual installments on the first three anniversaries of the agreement. Pursuant to the agreement, on June 6, 2011, the Company issued 84,000 shares of its common stock to the Purchaser.

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

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 6, 2011	84,000	3.19	—	166,000

Total	84,000	3.19	—	166,000

(1)	Shares issued in exchange for intellectual property related to Stereotaxis products.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: August 9, 2011	By:	/s/ MICHAEL P. KAMINSKI
Michael P. Kaminski, Chief Executive Officer

Date: August 9, 2011	By:	/s/ DANIEL J. JOHNSTON
Daniel J. Johnston, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1	Outside Directors’ Compensation Program (filed herewith).

10.2	Third Loan Modification Agreement, dated June 29, 2011, between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 6, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.