Form 10-Q
period 2011-09-30
Stereotaxis, Inc.
filed 2011-11-08
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

The number of outstanding shares of the registrant’s common stock on November 1, 2011 was 55,431,723.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,979,863	$35,248,819
Accounts receivable, net of allowance of $386,153 and $367,536 in 2011 and 2010, respectively	4,533,990	13,915,569
Current portion of long-term receivables	64,271	30,800
Inventories	5,866,506	5,441,475
Prepaid expenses and other current assets	3,314,810	4,557,718

Total current assets	30,759,440	59,194,381
Property and equipment, net	3,634,185	3,840,622
Intangible assets, net	2,354,111	2,578,986
Long-term receivables	81,514	109,266
Other assets	41,821	38,537

Total assets	$36,871,071	$65,761,792

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Short-term debt and current maturities of long-term debt	$28,992,163	$20,894,091
Accounts payable	7,006,495	8,796,182
Accrued liabilities	6,153,088	6,966,571
Deferred revenue	8,180,801	6,600,313
Warrants	289,976	3,541,798

Total current liabilities	50,622,523	46,798,955
Long-term debt, less current maturities	—	8,000,000
Long-term deferred revenue	335,296	478,850
Other liabilities	3,094	8,741
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2011 and 2010, none outstanding at 2011 and 2010	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2011 and 2010, 55,408,312 and 54,746,240 shares issued at 2011 and 2010, respectively	55,408	54,746
Additional paid in capital	355,954,708	354,002,770
Treasury stock, 40,151 shares at 2011 and 2010	(205,999)	(205,999)
Accumulated deficit	(369,893,959)	(343,376,271)

Total stockholders’ equity (deficit)	(14,089,842)	10,475,246

Total liabilities and stockholders’ equity (deficit)	$36,871,071	$65,761,792

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Systems	$2,037,742	$8,153,088	$11,350,461	$22,826,700
Disposables, service and accessories	6,506,272	5,719,166	19,020,396	16,680,241

Total revenue	8,544,014	13,872,254	30,370,857	39,506,941
Cost of revenue:
Systems	1,723,874	3,091,734	6,428,783	9,482,225
Disposables, service and accessories	933,380	763,348	2,749,796	2,219,680

Total cost of revenue	2,657,254	3,855,082	9,178,579	11,701,905
Gross margin	5,886,760	10,017,172	21,192,278	27,805,036
Operating expenses:
Research and development	3,529,321	2,868,426	10,234,757	9,595,972
Sales and marketing	6,885,786	7,269,005	24,936,641	22,410,734
General and administrative	4,527,489	3,471,244	13,384,313	11,337,637

Total operating expenses	14,942,596	13,608,675	48,555,711	43,344,343

Operating loss	(9,055,836)	(3,591,503)	(27,363,433)	(15,539,307)
Other income (expense)	2,611,067	(920,222)	3,251,822	49,830
Interest income	1,817	3,004	7,137	7,934
Interest expense	(830,118)	(635,176)	(2,413,214)	(1,951,098)

Net loss	$(7,273,070)	$(5,143,897)	$(26,517,688)	$(17,432,641)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.10)	$(0.48)	$(0.35)

Weighted average shares used in computing net loss per common share:
Basic and diluted	54,878,235	50,137,857	54,793,509	49,847,321

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(26,517,688)	$(17,432,641)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,095,613	1,320,082
Amortization	224,875	155,500
Amortization of warrants	995,926	906,525
Share-based compensation	1,741,184	1,361,352
Loss on asset disposal	83,705	5,039
Non-cash royalty (income), net	(2,353,718)	(2,490,119)
Warrant adjustment	(3,251,822)	(49,830)
Changes in operating assets and liabilities:
Accounts receivable	9,381,579	242,804
Other receivables	(5,719)	4,596
Inventories	(425,031)	(891,938)
Prepaid expenses and other current assets	246,982	797,438
Other assets	(3,284)	—
Accounts payable	(1,789,687)	2,873,467
Accrued liabilities	(813,483)	(346,707)
Deferred revenue	1,436,934	(531,576)
Other liabilities	(5,647)	(8,552)

Net cash used in operating activities	(19,959,281)	(14,084,560)

Cash flows from investing activities
Purchase of equipment	(972,881)	(605,673)

Net cash used in investing activities	(972,881)	(605,673)

Cash flows from financing activities
Proceeds from revolving line of credit	52,309,376	42,469,200
Payments of revolving line of credit	(46,409,376)	(35,833,334)
Payments of short-term debt	(3,448,210)	—
Payments of long-term debt	—	(1,300,782)
Proceeds from issuance of stock and warrants, net of issuance costs	211,416	601,327

Net cash provided by financing activities	2,663,206	5,936,411

Net decrease in cash and cash equivalents	(18,268,956)	(8,753,822)
Cash and cash equivalents at beginning of period	35,248,819	30,546,550

Cash and cash equivalents at end of period	$16,979,863	$21,792,728

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

1. Description of Business

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

In addition to the NIOBE system and its components, Stereotaxis also has developed the ODYSSEY™ Enterprise Solution which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called ODYSSEY CINEMA™, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global ODYSSEY Network providing physicians with a tool for clinical collaboration, remote consultation and training.

The core components of the NIOBE and the ODYSSEY systems have received regulatory clearance in the U.S., Canada, Europe, China and various other countries.

From inception to September 30, 2011, the Company has incurred losses totaling approximately $369.9 million. The Company expects such losses to continue through at least the year ended December 31, 2011. In May 2011, the Company introduced the NIOBE EPOCH™ Solution. Although the NIOBE EPOCH Solution is not available to customers until December 2011, the product change created a rapid shift away from sales of the current NIOBE II, resulting in lower System Revenue through September 30, 2011 compared to the same period in 2010. During the quarter ended September 30, 2011, the Company implemented a detailed plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. As of September 30, 2011, the Company has completed the majority of the operating expense declines through headcount reductions and discretionary spending cuts and continues to implement processes and changes to further reduce operating expenses.

As a result of the losses incurred, cash used in operations was significantly higher than expected. In September 2011, the Company amended its agreement with its primary lender. Under the amendment, the lender waived the minimum tangible net worth covenant contained in the original agreement for the compliance period ended September 30, 2011. The amendment also reduced the availability of all credit extensions, other than the term loan, from $30 million to $20 million and increased the interest rate applicable to the term loan from the lender’s prime rate plus 3.5% to the lender’s prime rate plus 5.5%. Finally, the amendment established a new financial covenant which requires the Company to receive net proceeds equal to or greater than $10 million on or before November 30, 2011 from (i) the issuance by the Company of additional subordinated debt; (ii) with the prior written consent of the Bank, the sale and/or exclusive licensing of certain assets of the Company; and/or (iii) the issuance of additional equity of the Company.

The Company entered into a non-binding term sheet on October 11, 2011 with an institutional investor to raise non-equity capital. The Company expects the capital raise to be completed by November 30, 2011, satisfying the Company’s obligation under its agreement with its primary lender. The term sheet is subject to customary closing conditions, including the execution of definitive agreements. See Note 9 for additional discussion of the Company’s outstanding debt facilities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (SEC) on March 11, 2011.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Under our revenue recognition policy, a portion of revenue for NIOBE, ODYSSEY VISION, and ODYSSEY CINEMA systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Revenue is recognized for other types of ODYSSEY systems upon completion of installation, since there are no qualified third party installers. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

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

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The largest adjustment between the shares outstanding at September 30, 2011 and the weighted average shares used for calculating basic earnings per share for the quarter ended September 30, 2011 is the deduction of unvested restricted shares, which amounted to 531,202 at September 30, 2011.

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

As of September 30, 2011, the Company had 5,711,316 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $5.00 per share and 10,381,613 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.20 per share. The Company had a weighted average of 517,537 and 455,001 unearned restricted shares outstanding for the three and nine months ended September 30, 2011, respectively.

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

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $43,471 and $12,238,932 at September 30, 2011 and December 31, 2010, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was approximately $30 and $1,400 during the three and nine months ended September 30, 2011. There were no transfers in or out of Level 1 during the nine months ended September 30, 2011.

The Company’s financial liabilities consist of warrants in the amount of $289,976 at September 30, 2011. These liabilities are classified as Level 3 as described above and are measured using the Black-Scholes valuation model. The mark-to-market adjustment recorded in other income (expense) for these warrants was $2,611,067 and $3,251,822 during the three and nine months ended September 30, 2011. There were no purchases, sales, issuances, transfers, or settlements of Level 3 financial instruments during the nine months ended September 30, 2011. These warrants were transferred into Level 3 on January 1, 2009 based on the adoption of general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. See Note 11 for additional details.

Fair Value – Other Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of September 30, 2011 and December 31, 2010.

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

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standard. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. As the Company has no items of other comprehensive income, the Company is not required to report comprehensive income or other comprehensive income.

3. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$2,160,000	$1,547,020
Work in process	—	592,221
Finished goods	3,865,450	3,841,752
Reserve for obsolescence	(158,944)	(539,518)

Total inventory	$5,866,506	$5,441,475

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2011	2010
Prepaid expenses	$470,865	$401,789
Deferred cost of revenue	480,324	759,271
Other assets	2,363,621	3,396,658

Total prepaid expenses and other current assets	$3,314,810	$4,557,718

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2011	2010
Equipment	$9,966,128	$8,950,043
Equipment held for lease	547,416	547,416
Leasehold improvements	2,328,381	2,473,880

	12,841,925	11,971,339
Less: Accumulated depreciation	(9,207,740)	(8,130,717)

Net property and equipment	$3,634,185	$3,840,622

6. Intangible Assets

On June 4, 2010, the Company entered into an agreement to issue 450,000 shares of its common stock to a consultant (the “Purchaser”) in exchange for intellectual property rights related to the Company’s products. The Company issued 200,000 shares upon execution of the agreement and will issue an aggregate of 250,000 shares in annual installments on the first three anniversaries of the agreement. The unissued shares meet the criteria for equity classification under Accounting Standards Codification (ASC) 480 Distinguishing Liabilities from Equity and therefore are recorded in additional paid-in capital. There was no cash consideration paid for the securities. The securities were issued in consideration of the assignment to the Company of the Purchaser’s rights in certain intellectual property, including patent applications, in all inventions and discoveries in the Company’s business field (as defined in the agreement) that had been developed under various other agreements, which were terminated. The securities were sold by the Company in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. There were no underwriters or placement agents involved in the transaction.

As of September 30, 2011, the Company had total intangible assets, including those described above, of $3.7 million. Accumulated amortization at September 30, 2011 is $1.3 million.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2011	2010
Accrued salaries, bonus, and benefits	$3,378,210	$4,203,551
Accrued research and development	73,992	246,119
Accrued legal and other professional fees	279,470	170,498
Other	2,421,416	2,346,403

Total accrued liabilities	$6,153,088	$6,966,571

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2011	2010
Product shipped, revenue deferred	$876,320	$552,692
Customer deposits	1,465,647	312,154
Deferred service and license fees	6,174,130	6,214,317

	8,516,097	7,079,163
Less: Long-term deferred revenue	(335,296)	(478,850)

Total current deferred revenue	$8,180,801	$6,600,313

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Revolving credit agreement, due March 2012	$16,900,000	$17,074,473	$11,000,000	$11,284,412
Term note, due December 2013	9,000,000	9,000,000	10,000,000	10,000,000
Biosense Webster Advance	3,092,163	3,115,645	7,894,091	8,005,365

Total debt	28,992,163	29,190,118	28,894,091	29,289,777
Less current maturities	(28,992,163)	(29,190,118)	(20,894,091)	(21,289,777)

Total long term debt	$—	$—	$8,000,000	$8,000,000

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

In September 2011, the Company amended its agreement with its primary lender. Pursuant to the agreement, the lender waived the minimum tangible net worth financial covenant contained in the original amendment for the compliance period ended September 30, 2011. The Company was in compliance with the liquidity ratio covenant for this period. The amendment also reduces the availability amount of all credit extensions, other than the term loan, from $30 million to $20 million, and modifies the interest rate applicable to the term loan from the lender’s prime rate plus 3.5% to the lender’s prime rate plus 5.5%. Additionally, the amendment provides for a new financial covenant that, on or before November 30, 2011, the Company must receive net proceeds in an amount equal to or greater than $10 million from (i) the issuance by the Company of additional subordinated debt; (ii) with the prior written consent of the primary lender, the sale and/or exclusive licensing of certain assets of the Company; and/or (iii) the issuance of additional equity of the Company.

As of September 30, 2011, the Company had $16.9 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one month in arrears. As of August 31, 2011, the Company had a borrowing capacity of $17.0 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $0.1 million under the revolving line of credit at September 30, 2011. As of September 30, 2011, the Company had no remaining availability on its Lender loan and guarantee. In the event that the Company does not renew or modify the terms of its existing debt facility, it is probable that the Company will not meet all covenants of its bank loan agreement as of November 30, 2011. In the event that the covenants are not met, it is possible that the primary lender could call the Company’s outstanding debt, including the revolving line of credit and term note (defined below).

The Revolving Credit Agreement and the Company’s term notes (collectively, the “Credit Agreements”) are secured by substantially all of the Company’s assets. The Company is also required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

Term note

Under the 2010 amendment to the loan agreement, the Company entered into a $10 million term loan maturing on December 31, 2013 with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrues at the rate of prime plus 3.5%. Under the September 2011 amendment of the loan agreement, the interest rate on the term loan was increased to prime plus 5.5%. As described above, in the event that the covenants of the loan agreement are not met, the primary lender could call the Company’s outstanding debt. Under ASC 470 Debt, callable obligations are classified as current unless the creditor waives the right to call the debt for a period of more than one year or it is probable that the violation will be cured within the grace period provided by the lender. Because the lender waived the covenant only for the quarter ended September 30, 2011 and without a future capital transaction, the Company does not expect to cure the violation prior to December 31, 2011, the entire term note is classified as short-term debt as of September 30, 2011.

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of September 30, 2011, $12.4 million of royalty payments owed by Biosense and $4.5 million in supplemental payments had been used to reduce the advances together with the accrued interest thereon and the remaining approximately $3.1 million of amounts owed to Biosense Webster has been classified as short-term debt in the accompanying balance sheet. The Company recorded interest expense of $0.1 million and $0.2 million and disposables, service and accessories revenue of $0.8 million and $2.6 million for the three and nine months ended September 30, 2011, related to this agreement.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Stockholders’ Equity

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in both the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2011. At September 30, 2011, the Board of Directors had reserved a total of 6,976,670 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2011, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $5.9 million, net of estimated forfeitures of approximately $1.7 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine months ended September 30, 2011 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2010	4,711,082	$1.37 - $12.55	$5.80
Granted	1,918,250	$1.00 - $4.03	$3.44
Exercised	(4,682)	$1.62 - $1.62	$1.54
Forfeited	(913,334)	$1.37 - $12.03	$5.84

Outstanding, September 30, 2011	5,711,316	$1.00 - $12.55	$5.00

A summary of the restricted share grant activity for the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2010	33,514	$8.19
Granted	614,550	$3.45
Vested	(18,022)	$8.60
Forfeited	(98,840)	$3.73

Outstanding, September 30, 2011	531,202	$3.52

A summary of the restricted stock outstanding as of September 30, 2011 is as follows:

Number of Shares
Time based restricted shares	209,002
Performance based restricted shares	322,200

Outstanding, September 30, 2011	531,202

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $289,976 were measured at fair value on a recurring basis as of September 30, 2011 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at September 30, 2011 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 65%; 3) risk-free interest rate of 0.42%; and 4) expected life of 2.75 years. The fair value of the outstanding derivative instrument and the effect on the Statement of Operations is as follows:

Fair Value of Warrants
Balance, December 31, 2010	$3,541,798
Change in fair value	(3,251,822)

Balance, September 30, 2011	$289,976

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

September 30,
2011
Warranty accrual, December 31, 2010	$469,837
Warranty expense incurred	551,721
Payments made	(394,209)

Warranty accrual, September 30, 2011	$627,349

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

14. Subsequent Events

The Company entered into a non-binding term sheet on October 11, 2011 with an institutional investor to raise non-equity capital. The Company expects the capital raise to be completed by November 30, 2011, satisfying the Company’s obligation under the Fourth Loan Modification Agreement with Silicon Valley Bank. The term sheet is subject to customary closing conditions, including the execution of definitive agreements.

On October 31, 2011, the Company and its primary lender entered into a waiver agreement in which the lender waived testing the liquidity ratio financial covenant for the compliance period ending October 31, 2011.

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

In addition to the NIOBE system and its components, Stereotaxis also has developed the ODYSSEY™ Enterprise Solution which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called ODYSSEY CINEMA™, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global ODYSSEY Network providing physicians with a tool for clinical collaboration, remote consultation and training.

The core components of the NIOBE and the ODYSSEY systems have received regulatory clearance in the U.S., Canada, Europe, China and various other countries.

From inception to September 30, 2011, the Company has incurred losses totaling approximately $369.9 million. The Company expects such losses to continue through at least the year ended December 31, 2011. In May 2011, the Company introduced the NIOBE EPOCH Solution. Although the NIOBE EPOCH Solution is not available to customers until December 2011, it created a rapid shift away from sales of the current NIOBE II, resulting in lower System Revenue through September 30, 2011 compared to the same period in 2010. During the quarter ended September 30, 2011, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. As of September 30, 2011, the Company has completed the majority of the operating expense declines through headcount reductions and discretionary spending cuts and continues to implement processes and changes to further reduce operating expenses.

As a result of the losses incurred, cash used in operations was significantly higher than expected. In September 2011, the Company amended its agreement with its primary lender. Under the amendment, the lender waived the minimum tangible net worth covenant contained in the original agreement for the compliance period ended September 30, 2011. The amendment also reduced the availability of all credit extensions, other than the term loan, from $30 million to $20 million and increased the interest rate applicable to the term loan from the lender’s prime rate plus 3.5% to the lender’s prime rate plus 5.5%. Finally, the amendment established a new financial covenant which requires the Company to receive net proceeds equal to or greater than $10 million on or before November 30, 2011 from (i) the issuance by the Company of additional subordinated debt; (ii) with the prior written consent of the Bank, the sale and/or exclusive licensing of certain assets of the Company; and/or (iii) the issuance of additional equity of the Company.

The Company entered into a non-binding term sheet on October 11, 2011 with an institutional investor to raise non-equity capital. The Company expects the capital raise to be completed by November 30, 2011, satisfying the Company’s obligation under its agreement with its primary lender. The term sheet is subject to customary closing conditions, including the execution of definitive agreements. See Note 9 for additional discussion of the Company’s outstanding debt facilities.

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

Under our revenue recognition policy, a portion of revenue for NIOBE, ODYSSEY VISION, and CINEMA systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We may deliver systems to a non-hospital site at the customer’s request. We evaluate whether delivery has occurred considering general accounting principles for revenue recognition with respect to “bill and hold” transactions. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenue. Revenue decreased from $13.9 million for the three months ended September 30, 2010 to $8.5 million for the three months ended September 30, 2011, a decrease of approximately 38%. Revenue from the sale of systems decreased from $8.2 million to $2.0 million, a decrease of approximately 75%, primarily due to a decrease in the number of NIOBE systems sold. We recognized revenue on one NIOBE system and a total of $1.0 million for ODYSSEY and CINEMA systems during the 2011 period, versus five NIOBE systems and a total of $2.6 million for ODYSSEY and CINEMA systems during the 2010 period. Revenue from sales of disposable interventional devices, service and accessories increased to $6.5 million for the three months ended September 30, 2011 from $5.7 million for the three months ended September 30, 2010, an increase of approximately 14%. The increase was attributable to the increased base of installed systems, the resulting disposable sales and service contracts, as well as favorable pricing.

Cost of Revenue. Cost of revenue decreased from $3.9 million for the three months ended September 30, 2010 to $2.7 million for the three months ended September 30, 2011, a decrease of approximately 31%. Cost of revenue for systems sold decreased from $3.1 million for the three months ended September 30, 2010 to $1.7 million for the three months ended September 30, 2011, a decrease of approximately 44%. This decrease was primarily due to a decrease in the number of NIOBE and ODYSSEY systems sold. Cost of revenue for disposables, service and accessories increased from $0.8 million for the three months ended September 30, 2010 to $0.9 million for the three months ended September 30, 2011, an increase of approximately 22%. As a percentage of our total revenue, overall gross margin decreased to 69% for the three months ended September 30, 2011 from 72% for the three months ended September 30, 2010. This decrease is primarily related to a charge related to the absorption of overhead costs based on normal production levels during the quarter. Gross margin for systems was 15% for the three months ended September 30, 2011 compared to 62% for the three months ended September 30, 2010. The decrease was related to the charge related to the absorption of overhead costs as well as a change in product mix from NIOBE to ODYSSEY systems. Gross margin for disposables, service and accessories was 86% for the current quarter compared to 87% for the three months ended September 30, 2010 due to higher costs associated with software upgrades in 2011 compared to 2010.

Research and Development Expenses. Research and development expenses increased from $2.9 million for the three months ended September 30, 2010 to $3.5 million for the three months ended September 30, 2011, an increase of approximately 23%. The increase is primarily due to increased expenses related to the development of the NIOBE EPOCH Solution and ODYSSEY upgrades.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $7.3 million for the three months ended September 30, 2010 to $6.9 million for the three months ended September 30, 2011, a decrease of approximately 5%. The decrease was primarily due to reduced headcount expenses as part of the Company’s efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses increased to $4.5 million from $3.5 million for the three months ended September 30, 2011 and 2010, respectively, an increase of approximately 30%. The increase was primarily due to foreign currency effects coupled with increased spending on registrations in Japan as our products approach the end of clinical trials.

Other Income (Expense). Other income (expense) represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Income. Interest income remained consistent at less than $0.1 million for the three months ended September 30, 2011 and 2010.

Interest Expense. Interest expense increased to $0.8 million for the three months ended September 30, 2011 from $0.6 million for the three months ended September 30, 2010, primarily due to higher average debt balances outstanding.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenue. Revenue decreased from $39.5 million for the nine months ended September 30, 2010 to $30.4 million for the nine months ended September 30, 2011, a decrease of approximately 23%. Revenue from the sale of systems decreased from $22.8 million to $11.4 million, a decrease of approximately 50%, primarily due to a decrease in the number of NIOBE systems sold. We recognized revenue on five NIOBE systems and a total of $5.3 million for ODYSSEY systems during the 2011 period, versus sixteen NIOBE systems and a total of $6.0 million for ODYSSEY systems during the 2010 period. Revenue from sales of disposable interventional devices, service and accessories increased to $19.0 million for the nine months ended September 30, 2011 from $16.7 million for the nine months ended September 30, 2010, an increase of approximately 14%. The increase was attributable to the increased base of installed systems, the resulting disposable sales and service contracts, as well as favorable pricing.

Cost of Revenue. Cost of revenue decreased from $11.7 million for the nine months ended September 30, 2010 to $9.2 million for the nine months ended September 30, 2011, a decrease of approximately 22%. As a percentage of our total revenue, overall gross margin remained consistent at 70% for the nine months ended September 30, 2010 and 2011. Cost of revenue for systems sold decreased from $9.5 million for the nine months ended September 30, 2010 to $6.4 million for the nine months ended September 30, 2011, a decrease of approximately 32%, primarily due to the decrease in the number of NIOBE systems sold. Gross margin for systems was 43% for the nine months ended September 30, 2011 compared to 58% for the nine months ended September 30, 2010. The decrease was primarily related to a charge related to the absorption of overhead costs based on normal production levels during the quarter ended September 30, 2011. Cost of revenue for disposables, service and accessories increased to $2.7 million during the 2011 period from $2.2 million during the 2010 period, resulting in a decrease in gross margin to 86% from 87% between these periods. This decrease in cost of revenue was primarily due to higher costs associated with software upgrades in 2011 compared to 2010.

Research and Development Expenses. Research and development expenses increased from $9.6 million for the nine months ended September 30, 2010 to $10.2 million for the nine months ended September 30, 2011, an increase of approximately 7%. The increase is primarily due to increased expenditures related to development of the NIOBE EPOCH Solution and ODYSSEY upgrades.

Sales and Marketing Expenses. Sales and marketing expenses increased from $22.4 million for the nine months ended September 30, 2010 to $24.9 million for the nine months ended September 30, 2011, an increase of approximately 11%. The increase was primarily due to a rise in headcount to support higher utilization rates worldwide as well as increased marketing costs related to the launch of the NIOBE EPOCH Solution. Although headcount was reduced during the quarter ended September 30, 2011, as part of the Company’s efforts to reduce operating expenses, the year-to-date headcount expense was higher in 2011 than in the same period in 2010.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expenses increased to $13.4 million from $11.3 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of approximately 18%. This increase was primarily due to increased headcount and customer training programs to drive utilization, increased consulting costs, and higher spending on registrations in Japan as our products approach the end of clinical trials.

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

Interest Income. Interest income remained consistent at less than $0.1 million for the nine months ended September 30, 2011 and 2010.

Interest Expense. Interest expense increased to $2.4 million for the nine months ended September 30, 2011 from $2.0 million for the nine months ended September 30, 2010, primarily due to higher average debt balances outstanding.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At September 30, 2011 we had $17.0 million of cash and equivalents. We had a working capital deficit of approximately $19.9 million as of September 30, 2011 and working capital of $12.4 million as of December 31, 2010, respectively. The decrease in working capital is due principally to the $26.5 million net loss for the first nine months of 2011.

The following table summarizes our cash flow by operating, investing and financing activities for each of nine month periods ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Cash Flow used in Operating Activities	$(19,959)	$(14,085)
Cash Flow used in Investing Activities	$(973)	$(606)
Cash Flow provided by Financing Activities	$2,663	$5,936

Net cash used in operating activities. We used approximately $20.0 million and $14.1 million of cash for operating activities during the nine months ended September 30, 2011 and 2010, respectively. This increase was primarily driven by an increase in the net loss of $9.1 million coupled with cash used from the change in accounts payable of $4.7 million partially offset by cash generated from the change in accounts receivable of $9.1 million.

Net cash used in investing activities. We used approximately $1.0 million of cash for purchases of equipment for the nine month period ended September 30, 2011 compared to $0.6 million for the nine month period ended September 30, 2010. The increase was driven by higher expenditures in 2011 for equipment related to new product development as well as equipment used for trade shows.

Net cash provided by financing activities. We generated approximately $2.7 million of cash for the nine month period ended September 30, 2011 compared $5.9 million generated for the nine month period ended September 30, 2010. This decrease in cash generated was primarily due to payments under our agreement with Biosense Webster.

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

In September 2011, the Company amended its agreement with its primary lender. Pursuant to the amendment, the lender waived the minimum tangible net worth financial covenant contained in the original agreement for the compliance period ended September 30, 2011. The Company was in compliance with the liquidity ratio covenant for this period. The amendment also reduced the availability amount of all credit extensions, other than the term loan, from $30 million to $20 million, and modified the interest rate applicable to the term loan from the lender’s prime rate plus 3.5% to the lender’s prime rate plus 5.5%. Additionally, the amendment provides for a new financial covenant that, on or before November 30, 2011, the Company must receive net proceeds in an amount equal to or greater than $10 million from (i) the issuance by the Company of additional subordinated debt; (ii) with the prior written consent of the lender, the sale and/or exclusive licensing of certain assets of the Company; and/or (iii) the issuance of additional equity of the Company.

As of September 30, 2011, the Company had $16.9 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one month in arrears. As of August 31, 2011, the Company had a borrowing capacity of $17.0 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $0.1 million under the revolving line of credit at September 30, 2011. As of September 30, 2011, the Company had no remaining availability on its Lender loan and guarantee.

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

Under the September 2011 amendment of the loan agreement, the interest rate on the term loan was increased to prime plus 5.5%. In the event that the covenants of the loan agreement are not met, the primary lender could call the Company’s outstanding debt. Under ASC 470 Debt, callable obligations are classified as current unless the creditor waives the right to call the debt for a period of more than one year or it is probable that the violation will be cured within the grace period provided by the lender. Because the lender waived the tangible net worth covenant only for the quarter ended September 30, 2011 and without a future capital transaction, the Company does not expect to cure the violation prior to December 31, 2011, the entire term note is classified as short-term debt as of September 30, 2011.

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date (as defined below). Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses will accrue at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon will be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of September 30, 2011, $12.4 million of royalty payments owed by Biosense and $4.5 million in supplemental payments had been used to reduce the advances together with the accrued interest thereon and the remaining approximately $3.1 million of amounts owed to Biosense Webster has been classified as short-term debt in the accompanying balance sheet. The Company recorded interest expense of $0.1 million and $0.2 million and disposables, service and accessories revenue of $0.8 million and $2.6 million for the three and nine months ended September 30, 2011, related to this agreement.

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

Cash flow

We expect to have negative cash flow from operations in 2011. In 2011, we expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our sales and marketing expenditures and our general and administrative expenses will increase in 2011 in order to support our product commercialization efforts. During a recent review of our backlog, we identified certain commitments in backlog in which ultimate revenue recognition is uncertain due to factors including the migration from Niobe II to Niobe ES. As a result, we have removed systems from our backlog which could negatively impact future revenue. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of our public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

As currently structured, the $20 million working capital facility with our primary lender as well as the financing commitment provided by the Lenders expires on March 31, 2012. However, we are currently in discussions with our primary lender regarding renewing our existing debt facility. We cannot assure that our existing cash, cash equivalents and borrowing facilities will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months. In the event that we do not renew or modify the terms of our existing debt facility, or raise the additional capital specified by current debt covenants, it is probable that we will not meet all covenants of our bank loan agreement as of November 30, 2011. In the event that our covenants are not met, it is possible that our primary lender could call our outstanding debt. We also cannot assure that additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our activities are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international activities are subject to risks typical of international activities, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of September 30, 2011 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the nine months ended September 30, 2011, sales denominated in foreign currencies were approximately 16% of total revenue and as such, our revenue would have decreased by approximately $0.5 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the nine months ended September 30, 2011, expenses denominated in foreign currencies were approximately 11% of our total expenses and as such, our operating expenses would have decreased by approximately $0.5 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at September 30, 2011 would have decreased the carrying amounts of those net assets by approximately $0.1 million.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of September 30, 2011, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain of our outstanding debt is subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in a less than $0.1 million increase in interest expense for the quarter ended September 30, 2011.

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

STEREOTAXIS, INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 7, 2011, a purported class action complaint was filed against the Company, Michael P. Kaminski and Daniel J. Johnston in the U.S. District Court for the Eastern District of Missouri by Kevin Pound, a purported shareholder of the Company. The complaint alleges that, during the period from February 28, 2011 through August 9, 2011, the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and future business prospects, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks unspecified damages, costs, attorneys’ fees and equitable/injunctive relief. The Company has not yet formally responded to the complaint. Based on an initial review of the complaint, the Company believes the complaint is without merit and intends to vigorously defend against it. However, litigation is inherently uncertain and it is too early in this proceeding to predict the outcome of this lawsuit or to reasonably estimate possible losses, if any, related thereto. As is typical in this type of litigation, additional complaints containing substantially similar allegations may be filed in the future. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

In addition, we are involved from time to time in various lawsuits and claims arising in the ordinary course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

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

STEREOTAXIS, INC. (Registrant)

Date: November 8, 2011	By:	/S/ MICHAEL P. KAMINSKI
Michael P. Kaminski,
Chief Executive Officer

Date: November 8, 2011	By:	/S/ SAMUEL W. DUGGAN II
Samuel W. Duggan II,
Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1(1)	Restated Certificate of Incorporation of the Company

3.2(1)	Restated Bylaws of the Company

10.1	Fourth Loan Modification Agreement (Domestic), between the Company and Silicon Valley Bank, dated September 30, 2011, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on October 4, 2011.

10.2	Export-Import Bank Loan and Security Agreement, dated September 30, 2011, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-50884) filed on October 4, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.