Form 10-K
period 2011-12-31
Stereotaxis, Inc.
filed 2012-03-15
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NASDAQ Global Market on June 30, 2011) was approximately $161 million.

The number of outstanding shares of the registrant’s common stock on February 29, 2012 was 56,289,853.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

STEREOTAXIS, INC.

i

PART I

ITEM 1.	BUSINESS

In this report, “Stereotaxis,” the “Company,” “Registrant,” “we,” “us,” and “our” refer to Stereotaxis, Inc. and its wholly-owned subsidiaries. Niobe®, Epoch™, Odyssey™, Odyssey Cinema™, Cardiodrive®, Cronus®, Assert®, PowerAssert ™, Titan®, Pegasus ™, Navigant™, Vdrive™, V-CAS™, V-loop™, Vdrive Duo™, QuikCAS™ are trademarks of Stereotaxis, Inc. All other trademarks that may appear in this report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

•	our business strategy;

•	our value proposition;

•	our ability to fund operations;

•	our ability to convert backlog to revenue;

•	the timing and prospects for regulatory approval of our additional disposable interventional devices;

•	the success of our business partnerships and strategic alliances;

•	our estimates regarding our capital requirements;

•	the ability of physicians to perform certain medical procedures with our products safely, effectively and efficiently;

•	the adoption of our products by hospitals and physicians;

•	the market opportunity for our products, including expected demand for our products;

•	our plans for hiring additional personnel; and

•	any of our other plans, objectives, expectations and intentions contained in this annual report that are not historical facts.

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

OVERVIEW

We design, manufacture and market the Epoch Solution, which is an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency and efficacy for catheter-based, or interventional, procedures. The Epoch Solution is comprised of the Niobe ES Robotic Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), and the Vdrive Robotic Navigation System. We believe that our technology represents an important advance in the ongoing trend toward fully digitized, integrated and automated interventional labs and provides substantial, clinically important improvements and cost efficiencies over manual interventional methods, which often result in long and unpredictable procedure times with suboptimal therapeutic outcomes. We believe that our technology represents an important advance supporting efficient and effective information management and physician collaboration. The core elements of our technology, especially the Niobe ES system, are protected by an extensive patent portfolio, as well as substantial know-how and trade secrets.

Our Niobe ES system is the latest generation of the Niobe Robotic Magnetic Navigation System (“Niobe system”), which allows physicians to more effectively navigate proprietary catheters, guidewires and other delivery devices, both our own and those we are co-developing through strategic alliances, through the blood vessels and chambers of the heart to treatment sites in order to effect treatment. This is achieved using computer-controlled, externally applied magnetic fields that precisely and directly govern the motion of the internal, or working, tip of the catheter, guidewire or other interventional devices. We believe that our Niobe ES system represents a revolutionary technology in the interventional lab, bringing precise remote digital instrument control and programmability to the interventional lab, and has the potential to become the standard of care for a broad range of complex cardiology procedures. Niobe system revenue represented 19%, 40%, and 54% of revenue for the years ended December 31, 2011, 2010, and 2009, respectively.

The Niobe system is designed primarily for use by interventional electrophysiologists in the treatment of abnormal heart rhythms known as arrhythmias and approximately 3% of usage is by interventional cardiologists in the treatment of coronary artery disease. To date the significant majority of the Stereotaxis installations worldwide are intended for use in electrophysiology. The Niobe system is designed to be installed in both new and replacement interventional labs worldwide. Current and potential purchasers of our Niobe system include leading research and academic hospitals as well as community and regional medical centers around the world.

Stereotaxis has also developed the Odyssey Solution which provides an innovative enterprise solution for integrating, recording and networking interventional lab information within hospitals and around the world. The Odyssey Solution consists of several lab solutions including Odyssey Vision to consolidate all of the lab information from multiple sources, freeing doctors from managing complex interfaces during patient therapy for optimal procedural and clinical efficiency. In addition, we offer two lower cost alternatives which consolidate the lab information without providing a large display and an interface for connecting partner large display systems—known as Odyssey Link and Odyssey Interface, respectively. The Odyssey Solution also includes a remote procedure viewing and recording capability in a basic Odyssey Cinema LT or premium Odyssey Cinema Studio offering (“Odyssey Cinema system”). The Odyssey Cinema system is an innovative solution delivering synchronized content targeted to improve care, enhance performance, increase referrals and market services. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the Internet from anywhere with sufficient bandwidth. The Odyssey Cinema Studio offering includes a production console, Studio, to facilitate Internet broadcasting, collaboration and presentation editing. The Studio console leverages a global Odyssey Network enabling hospitals to broadcast to anyone or collaborate between hospitals that use the Odyssey system. The Odyssey Solution may be acquired either as part of the Epoch Solution or on a stand-alone basis for installation in interventional labs and other locations where clinicians desire improved clinical workflows and related efficiencies. Odyssey system revenue represented 18%, 18%, and 10% of revenue for the years ended December 31, 2011, 2010, and 2009, respectively.

Our Vdrive Robotic Navigation System provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. The Vdrive Robotic Navigation System complements the Niobe ES system control of therapeutic catheters for fully remote procedures and enables single-operator workflow and is sold as two options, the Vdrive System and the Vdrive Duo System. In addition to the Vdrive System and the Vdrive Duo System, we also manufacture and market various disposable components which can be manipulated by these systems.

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond warranty period, and software licenses and Odyssey Network fees. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

Not all products have and/or require regulatory clearance in all of the markets we serve. Please refer to “Regulatory Approval” in Item 1 for a description of our regulatory clearance, licensing, and/or approvals we currently have or are pursuing.

As of December 31, 2011, we had approximately $20 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. We had backlog of approximately $43 million and $37 million as of December 31, 2010 and 2009, respectively, using the same active backlog criteria. Of the December 31, 2011 backlog, we expect approximately 82% to be recognized as revenue over the course of 2012. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the Niobe system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our Niobe system can vary significantly from one reporting period to the next.

We have alliances with Siemens AG Medical Solutions, Philips Medical Systems and Biosense Webster, a subsidiary of Johnson & Johnson. Through these alliances, we integrate our Niobe system with Siemens’ and Philips’ market-leading digital imaging and Biosense Webster’s 3D catheter location sensing technology. The Biosense alliance also provides development of disposable interventional devices, coordination of marketing and sales efforts in order to continue to introduce new enhancements around the Niobe system, and non-exclusive commercialization of the Odyssey Solution to Biosense customers in the electrophysiology field. The Siemens and Philips alliances provide for coordination of our sales and marketing efforts with those of our alliance partners to facilitate co-placement of integrated systems. In addition, Siemens provides worldwide service for certain of our integrated systems. Sales to Siemens accounted for 5% of total net revenue for the year ended December 31, 2011.

BACKGROUND

We have focused our clinical and commercial efforts on applications of the Epoch Solution in electrophysiology procedures for the treatment of arrhythmias and in complex interventional cardiology procedures for the treatment of coronary artery disease.

The rhythmic beating of the heart results from the generation and transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in complications that can range from fatigue to stroke or death. Over 4.3 million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias. Electrophysiology is a fast-growing clinical specialty focused on the treatment of cardiac arrhythmias which can occur in any chamber of the heart.

Electrophysiologists typically treat patients suffering from cardiac arrhythmias with a combination of drug therapy and/or interventional catheter ablation of cardiac tissue to interrupt aberrant electrical signals. Reimbursement for interventional catheter ablation has been stable in most markets with increasing governmental awareness of the impact of the disease state upon national healthcare programs.

Interventional cardiology and electrophysiology procedures have proven to be very effective at treating arrhythmias and coronary artery disease at sites accessible through the vasculature without the patient trauma, complications, recovery times and cost generally associated with open-heart surgery. With the advent of advanced imaging techniques and sophisticated catheter and wire-based devices and techniques, the number of potential patients who can benefit from non-surgical interventional procedures has grown. However, we believe major challenges associated with manual approaches to interventional cardiology and electrophysiology persist. In interventional cardiology, these challenges include difficulty in navigating the disposable interventional device through tortuous vasculature and crossing certain types of complex lesions to deliver balloons or stents to effect treatment. As a result, numerous patients who could be candidates for an interventional approach continue to be referred to bypass surgery. In electrophysiology, challenges include precisely navigating the tip of the mapping and ablation catheter to the treatment site on the heart wall and maintaining tissue contact throughout the cardiac cycle to effect treatment, and, for atrial fibrillation, performing complex ablations within the left atrium of the heart. A major limitation is the manual dexterity required to perform complex ablations. As a result, large numbers of patients are referred to palliative drug therapy that can have harmful side effects.

We believe the Epoch Solution represents a revolutionary step compared to manual techniques in the trend toward highly effective, but less invasive, cardiac procedures. As the first technology to permit direct, computerized control of the working tip of a disposable interventional device, the Niobe system enables physicians to perform cardiac procedures interventionally that historically would have been very difficult or impossible to perform in this way and has the potential to significantly improve both the efficiency and efficacy of these treatments. We believe the Vdrive Robotic Navigation System will provide physicians with the ability to navigate and control diagnostic catheters and sheaths from the procedure room, which will facilitate the performance of procedures remotely while further improving efficiency and efficacy of the procedure. We believe that the Odyssey Solution will provide physicians the ability to enhance procedure workflow, more effectively manage their interventional procedures, collaborate with other physicians, broadcast their clinical expertise and provide the capability to record and review segments or entire procedures to facilitate quality improvement.

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

Lack of Integration of Information Systems

While sophisticated imaging, mapping and location-sensing systems have provided visualization for interventional procedures and allowed interventional physicians to treat more complex conditions, the substantial lack of integration of these information systems requires the physician to mentally integrate and process large quantities of information from different sources in real time during an interventional procedure. For example, a physician ablating heart tissue to eliminate an arrhythmia will often be required to mentally integrate information from a number of sources, including:

•	real-time x-ray fluoroscopy and/or ultrasound images;

•	a real-time location-sensing system providing the 3D location of the catheter tip;

•	a pre-operative map of the electrical activity or anatomy of the patient’s heart;

•	real-time recording of electrical activity of the heart; and

•	temperature feedback from an ablation catheter.

Each of these systems displays data differently, requiring physicians to continuously reorient themselves to the different formats and displays as they shift their focus from one data source to the next while at the same time manually controlling the interventional instrument. Also, each of these information systems can require a separate user interface, which further reduces the efficiency of the procedure.

THE STEREOTAXIS VALUE PROPOSITION

The Epoch Solution addresses the current challenges in the interventional lab by providing precise computerized control of the working tip of the interventional instrument and by integrating this control with the visualization technology and information systems used during interventional cardiology and electrophysiology procedures, on a cost-justified basis.

We believe that our systems will:

•

Expand the market by enhancing the treatment of more complex cases and potentially enabling new treatments for major diseases. Treatment of a number of major diseases, including atrial fibrillation, ventricular tachycardia, cardiac chronic total occlusions, and critical limb ischemia due to chronic total occlusions of peripheral arteries, is highly problematic using conventional wire and/or catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias, such as atrial fibrillation and ventricular tachycardia, are often referred to other more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases interventionally. Because our robotic technology provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult total occlusions, atrial fibrillation, and ventricular tachycardia to be treated interventionally on a much broader scale than today.

•

Improve outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices can lead to sub-optimal results in many procedures. Additionally, the precise control of multiple complex diagnostic and therapeutic devices by a single physician can lead to better outcomes for the patient. Precise instrument control is necessary for treating a number of cardiac conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. For coronary artery disease, precise and correct navigation and placement of expensive stents also have a significant impact on procedure costs and outcomes. We believe our robotic technology can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by effecting more precise, safe, treatments once these sites are reached.

•

Improve clinical workflow and information management. The Odyssey Solution will improve clinical workflow and information management efficiency by integrating and synchronizing the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse control via the Odyssey Vision system. Odyssey Cinema Studio is an information management solution which enables hospitals to view live and recorded procedures throughout hospital networks and while traveling abroad. This product also includes a Studio console to facilitate collaboration, broadcasting and presentation editing. An Odyssey Broadcast and Odyssey Connect network service is available to enable collaboration between hospitals using the Odyssey system and Internet broadcasting around the world.

•

Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that our robotic technology can reduce complex procedure times compared to manual procedures. We believe the Niobe system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from robotics result from decreased use of multiple catheters, guidewires and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

•

Enhance physician skill levels in order to improve the efficacy of complex cardiology procedures. Training required for physicians to safely and effectively carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of physicians who are skilled in performing more complex procedures. We believe that our robotic technology can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventional physicians, with more standardized outcomes. In addition, interventional physicians can learn to use robotic systems in a relatively short period of time. The Niobe system can also be programmed to carry out sequences of complex navigation automatically further enhancing ease of use. We believe the Odyssey Solution can allow advanced training online thereby accelerating learning.

•

Improve patient and physician safety. The Niobe system has been used in more than 45,000 procedures and the incidence of all reported major adverse cardiac events associated with the use of the system for all procedures is approximately 0.1%. This represents what we believe to be a clinically significant improvement in major complication rates over conventional procedures, which can range as high as 2-6% for complex ablations, and significantly higher for new physicians and fellows. Additionally, during conventional catheter-based procedures, each of the physicians who stand by the patient table to manually control the catheter, the nursing staff assisting with the procedure, and the patient are exposed to the potentially harmful x-ray radiation from the fluoroscopy field. This exposure can be minimized by reducing procedure times. Reducing procedure times is also beneficial to the patient because of the direct correlation between complication rates and procedure length. Our robotic technology can further improve physician safety and reduce physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

•

Help hospitals recruit physicians and attract patients. Due to the clinical benefits of the Epoch Solution, we believe hospitals will realize significant operational benefits when recruiting physicians to work in a more safe procedure environment, while attracting patients who desire to have safer procedures that lead to better long term outcomes.

OUR PRODUCTS

Niobe® ES Robotic Magnetic Navigation System

Our proprietary Niobe ES robotic system provides the physician with precise remote digital instrument control through user friendly “point and click” computer mouse control, in combination with sophisticated image integration and 3D reconstruction. It can be operated either from beside the patient table, as in traditional interventional procedures, or from a room adjacent to the patient and outside the x-ray fluoroscopy field. The Niobe ES robotic system allows the operator to navigate disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to deliver treatment by using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled by the working tip to arrive at its position in the blood vessels or chambers of the heart. This results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the device.

Through our alliances with Siemens, Philips and Biosense Webster, this precise digital instrument control has been integrated with the visualization and information systems used during electrophysiology procedures in order to provide the physician with a fully-integrated and automated information and instrument control system. We have integrated our Niobe ES robotic system with Siemens’ and with Philips’ digital x-ray fluoroscopy systems. In addition, we have integrated the Niobe ES robotic system with Biosense Webster’s 3D catheter location sensing technology to provide accurate real-time information as to the 3D location of the working tip of the instrument, and with Biosense Webster’s ablation tip technology. The combination of these technologies was fully launched in 2005.

The components of the Niobe ES robotic system are identified and described below:

Niobe® Robotic Magnetic Navigation System. Our Niobe Robotic Magnetic Navigation System utilizes two permanent magnets mounted on articulating and pivoting arms that are enclosed within a stationary housing, with one magnet on either side of the patient table. These magnets generate magnetic navigation fields that are less than 10% of the strength of fields typically generated by MRI equipment and therefore require significantly less shielding, and cause significantly less interference, than MRI equipment. The Niobe ES robotic system is indicated for use in cardiac, peripheral and neurovascular applications.

Cardiodrive® Automated Catheter Advancement System. As the physician conducts the procedure from the adjacent control room, the Cardiodrive or QuikCAS automated catheter advancement systems are used to remotely advance and retract the electrophysiology catheter in the patient’s heart while the Niobe magnets precisely steer the working tip of the device.

Odyssey™ Solution

The Odyssey Solution offers a fully integrated, real-time information solution to manage, control, record and share procedures across networks or around the world. We believe that the Odyssey Solution enhances the physician workflow in interventional labs through a consolidated user interface of multiple systems on a single display to enable greater focus on the case and improve the efficiency of the lab. Through the use of a single mouse and keyboard, the Odyssey Solution allows the user to command multiple systems in the lab from a single point of control. In addition, the Odyssey Solution acquires a real-time, remote view of the lab capturing synchronized procedure data for review of important events during cases. The Odyssey Solution enables physicians to access recorded cases and create snapshots following procedures for enhanced clinical reporting, auditing and presentation. The Odyssey Solution enables physicians to establish a comprehensive master archive of procedures performed in the lab providing an excellent tool for training new staff on the standard practices.

The Odyssey Solution further enables procedures to be observed remotely around the world with high speed Internet access over a hospital VPN even wirelessly using a standard laptop or Windows tablet computer. In addition, physicians are able to utilize the Studio console to deliver Internet broadcasts to drive referrals, collaborate with other Odyssey hospitals to share best practices and efficiently build presentations saving considerable time.

Vdrive™ Robotic Navigation System

The Vdrive Robotic Navigation System reaches further into the evolution of robotic navigation technologies than any platform before it. More than a robotic catheter manipulator, the Vdrive Robotic Navigation System and Niobe ES robotic system provide independent remote manipulation of diagnostic catheters and magnetic ablation catheters in a single interface. The Vdrive Robotic Navigation System provides breakthrough navigation and stability for diagnostic and ablation devices designed with key features to assist in the delivery of better ablations. Important features include complementing the Niobe ES control of catheters for fully remote procedures; enabling fully remote, single operator workflow; and providing robotic control of diagnostic devices independent of magnetic navigation. The Vdrive Duo system is an optional expansion of the Vdrive hardware that allows control of the V-loop device and either V-CAS or V-CAS Deflect devices in the same procedure, with a single user interface.

Disposables and Other Accessories

Our Niobe system is designed to use a toolkit of proprietary disposable interventional devices. The toolkit currently consists of:

•	our Cardiodrive or QuikCAS automated catheter advancement disposables designed to provide precise remote advancement of proprietary electrophysiology catheters;

•

our suite of Cronus, Assert, Titan and Pegasus coronary guidewires designed for use in interventional cardiology procedures for the introduction and placement of over-the-wire therapeutic devices, such as stents and angioplasty balloons; and

•

Biosense Webster’s CARTO® RMT navigation and ablation system, CELSIUS® RMT, NAVISTAR® RMT, NAVISTAR® RMT DS, NAVISTAR® RMT THERMOCOOL® and CELSIUS® RMT THERMOCOOL® Irrigated Tip Diagnostic/Ablation Steerable Tip Catheters co-developed by Biosense Webster and Stereotaxis, as described below.

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

In addition to the Vdrive and Vdrive Duo systems, we also manufacture and market various disposable components which can be manipulated by these systems. These include:

•	our V-CAS catheter advancement system that controls both the magnetic catheter body and a standard fixed-curve sheath;

•

our V-loop circular catheter manipulator, which allows the user to control certain circular mapping catheters, such as Biosense Webster’s LASSO®2515 or LASSO®2515 NAV Circular Mapping Catheter, and advance, retract, rotate, deflect and adjust loop radius – all without leaving the control room; and

•

our V-CAS Deflect fully integrated catheter advancement system with a robotic deflectable sheath for maximum integration and versatility, allowing users to advance and retract the magnetic catheter body at angles up to 270°.

Regulatory Approval

We began commercial shipments of our Niobe system in 2003, following U.S. and European regulatory clearance of its core components. We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Niobe Robotic Magnetic Navigation System, the Cardiodrive automated catheter advancement system, and various disposable interventional devices in the U.S., Canada, Europe, China, and various other countries.

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Odyssey Solution in the U.S., Canada, European Union and some other countries and we are in the process of obtaining necessary approvals for extending our markets in other countries.

We have received the CE Mark that allows us to market the Vdrive Duo, V-loop, V-CAS and the V-CAS Deflect devices in Europe. In addition, we have received licensing to market the V-loop and V-CAS devices in Canada. We are in the process of obtaining the necessary clearance for the V-loop device in the United States.

We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Cronus, Assert, Titan and Pegasus coronary and RF PowerAssert Peripheral guidewires in the U.S. and Europe. We continue to seek approvals and clearances to market our products as appropriate.

Biosense Webster has received FDA approval, Chinese SFDA approval, and CE Mark for the CARTO® RMT navigation system for use with the Niobe system, the 4mm CELSIUS® RMT Diagnostic/Ablation Steerable Tip Catheter, the 4mm NAVISTAR® RMT Diagnostic/Ablation Steerable Tip Catheter, the 8mm Navistar RMT DS Diagnostic/Ablation Steerable Tip Catheter, and the 3.5mm NAVISTAR® RMT THERMOCOOL® Irrigated Tip Catheter. In addition, Biosense Webster has received FDA approval and CE Mark for the 3.5mm CELSIUS® RMT THERMOCOOL® Irrigated Tip Catheter. We will continue to co-develop catheters that can be navigated with our system, both with and without Biosense Webster’s 3D catheter location sensing technology. In addition, we can utilize technology which allows our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system. See “Strategic Alliances – Disposable Devices Alliance” below for a description of our arrangements with Biosense Webster.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our total U.S. revenue was $23.9 million, $28.8 million, and $22.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. Our total international revenue was $18.0 million, $25.2 million and $28.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

CLINICAL APPLICATIONS

We have focused our clinical and commercial efforts on applications of the Epoch Solution primarily in electrophysiology procedures for the treatment of arrhythmias and secondarily in complex interventional cardiology procedures for the treatment of coronary artery disease. Our system potentially has broad applicability in other areas, such as structural heart repair, interventional neurosurgery, interventional neuroradiology, peripheral vascular, renal denervation, pulmonology, urology, gynecology and gastrointestinal medicine, and our patent portfolio has been structured to permit expansion into these areas.

Electrophysiology

The rhythmic beating of the heart results from the transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in symptoms that can range from fatigue to stroke or death. Over 4.3 million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias. The most common arrhythmia in adults is atrial fibrillation. This chaotic electrical activity of the top chambers of the heart is estimated to be present in over two million people in the United States and over five million people worldwide. The incidence is expected to continue to rise as the population ages and life expectancy continues to increase. Atrial fibrillation is a major physical and economic burden. This arrhythmia is associated with stroke, heart failure, and adverse symptoms causing patients to be very motivated to seek treatment. The combination of symptoms, prevalence and co-morbidities make atrial fibrillation a major economic factor in healthcare. We believe payors are very interested in therapies that may reduce the financial impact of this disease.

Drug therapies for arrhythmias often fail to adequately control the arrhythmia and may have significant side effects. Consequently, physicians have increasingly sought more permanent, non-pharmacological, solutions for arrhythmias. The most common interventional treatment for arrhythmias, and in particular tachyarrhythmias, where the patient’s heart rate is too high or irregular, is an ablation procedure in which the diseased tissue giving rise to the arrhythmia is isolated or destroyed. Prior to performing an electrophysiology ablation, a physician typically performs a diagnostic procedure in which the electrical signal patterns of the heart wall are “mapped” to identify the heart tissue generating the aberrant electrical signals. Following the mapping procedure, the physician may then use an ablation catheter to eliminate the aberrant signal or signal path, restoring the heart to its normal rhythm. In cases where an ablation is anticipated, physicians will choose an ablation catheter and perform both the mapping and ablation with the same catheter. In February 2009 the FDA approved the Biosense Webster NAVISTAR® THERMOCOOL® irrigated catheter to be labeled for the treatment of atrial fibrillation. This is the first device approved by the FDA to be labeled for the interventional treatment of this arrhythmia. We believe this important milestone will accelerate acceptance of ablations for the treatment of atrial fibrillation.

We believe more than 3,000 interventional labs around the world are currently capable of conducting electrophysiology procedures. Approximately 500,000 electrophysiology procedures are performed annually worldwide, and procedure growth rate is 9% annually.

We believe the Epoch Solution is particularly well-suited for those electrophysiology procedures which are time consuming or which can only be performed by highly experienced physicians. These procedures include:

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

Interventional Cardiology

More than half a million people die annually from coronary artery disease, a condition in which the formation of plaque in the coronary arteries obstructs the supply of blood to the heart, making this the leading cause of death in the U.S. Despite various attempts to reduce risk factors, each year over one million patients undergo interventional procedures in an attempt to open blocked vessels and another one half million patients undergo open heart surgery to bypass blocked coronary arteries.

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

We believe well over 10,000 interventional labs worldwide are currently capable of conducting interventional cardiology. Approximately 4 million interventional cardiology procedures are performed annually in the U.S. alone. We estimate that approximately 10-15% of these interventional cardiology procedures currently being performed are complex and therefore require longer procedure times and may have sub-optimal outcomes. We believe that our system can substantially benefit this subset of complex interventional cardiology procedures.

Interventional Neuroradiology, Neurosurgery and Other Interventional Applications

Physicians used a predecessor to our Niobe system to conduct a number of procedures for the treatment of brain aneurysms, a condition in which a portion of a blood vessel wall balloons and which can result in debilitating or fatal bleeding and strokes. The Niobe system also has a range of potential applications in minimally invasive neurosurgery, including biopsies and the treatment of tumors, treatment of vascular malformations and fetal interventions.

STRATEGIC ALLIANCES

We have entered into strategic alliances with technology leaders in the global interventional market, including Siemens, Philips, and Biosense Webster, that we believe aid us in commercializing our Niobe system. We believe our two imaging partners, Siemens and Philips, have a significant percentage of the installed base of imaging systems worldwide.

We believe that these strategic alliance arrangements are favorable to Stereotaxis because they:

•	provide for the integration of our system with market leading digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices;

•	allow us to leverage the sales, distribution, service and maintenance expertise of our strategic alliances; and

•

enable operational flexibility by not requiring us to provide any the parties in our strategic alliances with a right of first refusal in the event that another party wants to acquire us or with board representation where a strategic alliance has made a debt or equity investment in us.

Imaging Alliances

Siemens Alliance. We have successfully integrated our Niobe system with Siemens’ digital fluoroscopy system to provide advanced interventional lab visualization and instrument control through user-friendly computerized interfaces. We also coordinate our sales efforts with Siemens to co-place integrated systems at leading hospital sites in the U.S., Europe and in Asia. Under this alliance and under a separate services agreement, Siemens provides equipment maintenance and support services for our products directly to our customers. We have also entered into a separate development agreement for the Japanese market under which Siemens will coordinate regulatory approval and distribute, install and service our Niobe systems, whether integrated with the x-ray system of Siemens, or other third parties, in Japan. We have also entered into a software distribution agreement with Siemens under which we have the right to sublicense Siemens’ 3D pre-operative image navigation software as part of our advanced user interface for the Niobe ES system.

In December 2010, Siemens Healthcare was named a non-exclusive, global reseller starting in the U.S., EU and Canada for Stereotaxis’ Odyssey Interface with Cinema. Siemens can promote and sell Odyssey Interface with Cinema connected to Siemens large display labs, delivering a fully integrated, real-time information management solution. The combined offering enables consolidated information from Siemens large display labs to be remotely viewed live or played back after procedures from a comprehensive case archive enhancing staff training and patient care.

Philips Alliance. We have successfully integrated our Niobe system with Philips’ digital x-ray fluoroscopy system. We also have an agreement under which we coordinate our sales and marketing efforts with Philips in order to co-place our integrated systems in addition to collaborating on the development of new solutions and sharing engineering and development costs.

Disposables Devices Alliance

Biosense Webster Alliance. We entered into an alliance in May 2002 pursuant to which we agreed to integrate Biosense Webster’s advanced 3D catheter location sensing technology, which we believe has the leading market position in this important field of visualization for electrophysiology procedures, with our instrument control system, and to jointly develop associated location sensing electrophysiology mapping and ablation catheters that are navigable with the Niobe system. We believe that these integrated products will provide physicians with the elements required for effective complex electrophysiology procedures: highly accurate information as to the exact location of the catheter in the body and highly precise control over the working tip of the catheter. We also agreed to coordinate our sales force efforts with Biosense Webster in order to place Biosense CARTO® RMT systems and our Niobe systems that, together with the co-developed catheters, comprise the full integration of our instrument control and 3D location sensing technologies in the interventional lab. We expanded this alliance in November 2003 to include the parallel integration of our instrument control technology with Biosense Webster’s full line of non-location sensing mapping and ablation catheters that are relevant to our targeted applications in electrophysiology. Under an amendment to this agreement in 2008, Biosense Webster advanced us $10 million and allowed us to defer up to $8 million of payments due to Biosense Webster for research and development related to jointly developed products. These amounts plus interest accrued thereon had been repaid as of December 31, 2011.

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on a profit formula for sales of the co-developed catheters. These royalties are used to make payments under the debt agreement with Cowen Healthcare Royalty Partners II, L.P. as discussed in Item 7. Under the alliance with Biosense Webster, we agreed to certain restrictions on our ability to co-develop and distribute catheters competitive with those we are developing with Biosense Webster and we granted Biosense Webster certain notice and discussion rights for product development activities we undertake relating to localization and magnetically enabling interventional disposable devices in cardiology fields outside of electrophysiology and mapping.

Either party may terminate this alliance in certain specified “change of control” situations, although the termination would not be effective until one year after the change of control and then would be subject to a wind-down period during which Biosense Webster would continue to supply co-developed catheters to us or to our customers for three years (or, for non-location sensing mapping and ablation catheters, until our first sale of a competitive product after a change of control, if earlier than three years). If we terminate the agreement under this provision, we must pay a termination fee to Biosense Webster equal to 5% of the total equity value of Stereotaxis in the change of control transaction, up to a maximum of $10 million. If a change of control of the Company occurs after Biosense Webster has received approval from the U.S. FDA for atrial fibrillation indication for the NAVISTAR® RMT THERMOCOOL® catheter, the Company would be required to pay an additional $10 million fee to Biosense Webster, and termination of the agreement by either party would not be effective until two years after the change of control. We also agreed to notify Biosense Webster if we reasonably believe that we are engaged in substantive discussions with respect to the sale of the Company or substantially all of our assets.

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

In May 2011, the Company entered into a new agreement, under which the Company has granted Biosense Webster global, non-exclusive rights to resell Stereotaxis’ Odyssey products, including Odyssey Vision and Odyssey Cinema systems.

RESEARCH AND DEVELOPMENT

We have assembled an experienced group of engineers and physicists with recognized expertise in magnetics, software, control algorithms, systems integration and disposable interventional device modeling and design.

Our research and development efforts are focused in the following areas:

•	continuing to enhance our existing Niobe, Odyssey, and Vdrive systems through ongoing product and software development; and

•	designing new proprietary disposable interventional devices for use with our system.

Our research and development team collaborates with our strategic partners, Siemens, Philips, and Biosense Webster, to integrate our Niobe system’s open architecture platform with key imaging, location sensing and information systems in the interventional lab. We have also collaborated with a number of highly regarded interventional physicians in key clinical areas and have entered into agreements with a number of universities and research institutions, which serve to increase our access to world class physicians and scientists and to expand our name recognition in the medical community. Our research and development expenses for the years ending December 31, 2011, 2010, and 2009, were $12.9 million, $12.2 million, and $14.3 million, respectively.

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

We have established a call center in our St. Louis facilities, which provides real-time clinical and technical support to our customers worldwide.

MANUFACTURING

Niobe, Odyssey, and Vdrive Systems

Our manufacturing strategy for our Niobe and Odyssey systems is to sub-contract the manufacture of major subassemblies of our system to maximize manufacturing flexibility and lower fixed costs. Our current manufacturing strategy for Vdrive systems is to build all subassemblies in-house. We maintain quality control for all of our systems by completing final system assembly and inspection in-house.

Disposable Interventional Devices

Our manufacturing strategy for disposable interventional devices is to outsource their manufacture through subcontracting and through our alliance with Biosense Webster and to expand partnerships for other interventional devices. We work closely with our contract manufacturers and have strong relationships with component suppliers. We have entered into manufacturing agreements to provide high volume capability for devices other than catheters.

Software

The software components of the Niobe and Odyssey systems, including control and application software, are developed both internally and with integrated modules we purchase or license. We perform final testing of software products in-house prior to their commercial release.

General

Our manufacturing facilities operate under processes that meet the FDA’s requirements under the Quality System Regulation, or QSR. 2011 FDA Establishment Inspections of our Maple Grove, Minnesota and Phoenix, Arizona facilities noted no observations. Our ISO registrar and European notified body has audited our facilities annually since 2001 and found the facilities to be in compliance with requirements. The initial ISO 9001 certification was issued in January 2002 and the most recent ISO 13485 certificate in 2009.

SALES AND MARKETING

We market our products in the U.S and internationally through a direct sales force of senior sales specialists, distributors and sales agents, supported by account managers and clinical specialists who provide training, clinical support, and other services to our customers. In addition, our strategic alliances form an important part of our sales and marketing strategy. We leverage the sales forces of our imaging partners to co-market integrated systems on a worldwide basis. This approach allows us to maximize our leads and knowledge of the market opportunities while using our resources to sell directly to the customer. Under the terms of our agreement, Biosense Webster exclusively distributes magnetically enabled electrophysiology mapping and ablation catheters, co-developed pursuant to our alliance with them.

Our sales and marketing efforts include three important elements: (1) selling Niobe, Odyssey, and Vdrive systems directly and through co-marketing agreements with our imaging partners, Siemens and Philips and through distributors; (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service; and (3) increasing the market penetration of Odyssey systems in standard labs.

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

In countries outside the United States, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. In the European Union, we believe that substantially all of the procedures, whether commercial or in clinical trials, conducted with the Niobe® system have been reimbursed to date. In other foreign countries, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all.

See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

Our strategy is to patent the technology, inventions and improvements that we consider important to the development of our business. As a result, we have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposable interventional devices and our 3D integration technology. As of December 31, 2011, we had 109 issued U.S. patents, 2 co-owned U.S. patents and 5 licensed-in U.S. patents. In addition, we had 60 pending U.S. patent applications and 3 co-owned U.S. patent applications. As of December 31, 2011 we had 20 issued foreign patents, 2 pending Patent Cooperation Treaty application and 29 owned Foreign Patent Applications. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing.

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

We have also developed substantial know-how in magnet design, magnet physics and magnetic instrument control that was developed in connection with the development of the Niobe system, which we maintain as trade secrets. This know-how centers around our proprietary magnet design, which is a critical aspect of our ability to design, manufacture and install a cost-effective Magnetic Navigation System that is small enough to be installed in a standard interventional lab. Our Odyssey Solution contains numerous complex algorithms and proprietary software and hardware configurations, and requires substantial knowledge to design and assemble, which we maintain as trade secrets. These proprietary software and hardware, some of which is owned by Stereotaxis, and some of which is licensed to Stereotaxis, is a material aspect of the ability to design, manufacture and install a cost-effective and efficient information integration, storage, and delivery platform.

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

Intellectual property risks and uncertainties are further discussed in “Item 1A—Risk Factors” in this annual report.

COMPETITION

The markets for medical devices are intensely competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards and price erosion.

We consider the primary competition to our Niobe system to be existing manual catheter-based interventional techniques and surgical procedures. To our knowledge, we are the only company that has commercialized remote, digital and direct control of the working tip of both catheters and guidewires for interventional use. Our success depends in part on convincing hospitals and physicians to convert existing interventional procedures to computer-assisted procedures.

We also face competition from companies that are developing new approaches and products for use in interventional procedures, including robotic approaches that are directly competitive with our technology. Some of these companies may have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the interventional lab. We are aware of one public company that has commercialized a catheter delivery system which has been cleared by the FDA for mapping procedures only. In addition, we are aware of one private company with an electro-magnetic catheter delivery system that has received CE Mark approval in Europe. We also face competition from companies who currently market or are developing drugs, gene or cellular therapies to treat the conditions for which our products are intended.

We face direct competition to certain products in our Odyssey Solution, such as the Odyssey Vision. These competitor products primarily compete with individual components of our Odyssey Solution. We expect to continue to face competitive pressure in this market in the future, based on the rapid pace of advancements with this technology.

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

GOVERNMENT REGULATION

The healthcare industry, and thus our business, is subject to extensive federal, state, local and other national and international regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.

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

U.S. Food and Drug Administration Regulation

The FDA strictly regulates the medical devices we produce under the authority of the Federal Food, Drug and Cosmetic Act (FD&C Act), the regulations promulgated under the FD&C Act, and other federal and state statutes and regulations. The FD&C Act governs, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, post market surveillance, reporting and advertising and promotion of medical devices.

Our medical devices are categorized under the statutory framework described in the FD&C Act. This framework is a risk-based system which classifies medical devices into three classes from lowest risk (Class I) to highest risk (Class III). In general, Class I and II devices are either exempt from the need for FDA clearance or cleared for marketing through a premarket notification, or 510(k), process. Our Class II devices subject to 510(k) requirements provide diagnostic information or are considered to be general tools, such as our Niobe system and our suite of guidewires, which have utility in a variety of interventional procedures. Our Class III therapeutic devices are subject to the premarket approval, or PMA, process. If clinical data are needed to support clearance, approval or a marketing application for our devices, generally, an investigational device exemption, or IDE, is assembled and submitted to the FDA. The FDA reviews and must approve the IDE before the study can begin. In addition, the study must be approved by an Institutional Review Board covering each clinical site involved in the study. When all approvals are obtained, we initiate a clinical study to evaluate the device. Following completion of the study, we collect, analyze and present the data in an appropriate submission to the FDA (i.e. in support of either a 510(k) or PMA).

Under the 510(k) process, the FDA determines whether or not the device is “substantially equivalent” to a previously marketed predicate device. In making this determination, the FDA compares the new device to the predicate device and if the two devices are “substantially equivalent” in intended use, safety, and effectiveness, the device may be cleared for marketing and introduction into domestic commerce. The 510(k) process underwent a significant review in 2011, including an exhaustive report filed by the Institute of Medicine (IOM). It is anticipated that this review may elicit significant changes in the 510(k) process moving forward. In the interim, the uncertainty surrounding the key elements of the 510(k) process has significantly increased the degree of difficulty in predicting regulatory pathways and timelines for all medical device companies.

Under the PMA process, the FDA examines detailed data relating to the safety and effectiveness of the device. This information includes design, development, manufacture, labeling, advertising, pre-clinical testing, and clinical study data. Prior to approving the PMA, the FDA generally will conduct an inspection of the facilities producing the device and one or more clinical sites where the study was conducted. The Establishment Inspection evaluates the Company’s readiness to commercially produce and distribute the device, including an evaluation of compliance under the Quality System Regulation (QSR). Under certain circumstances, the FDA may convene an advisory panel meeting to seek review of the data presented in the PMA. If the FDA’s evaluation is favorable, the PMA is approved, and the device can be marketed in the U.S. The FDA may approve the PMA with conditions, such as post-market surveillance requirements.

Further, we are subject to, at any time, periodic and routine inspection by FDA to ensure product compliance with the QSR quality standards. Companies deemed non-compliant with the QSR in part or in full may receive a Warning Letter and/or be subject to other enforcement actions.

We evaluate changes made to our products following 510(k) clearance or PMA approval for significance and if appropriate, make a subsequent submission to the FDA. In the case of a significant change being made to a 510(k) device, we submit a new 510(k). For a PMA device, we will either need approval through a PMA supplement or will need to notify the FDA.

For our 510(k) devices, we design the submission to cover multiple models or variations in order to minimize the number of submissions. For our PMA devices, we often rely upon the PMA approvals of our strategic partners to utilize the PMA supplement regulatory path rather than pursue an original PMA. Because of the differences in the amount of data and numbers of patients in clinical trials, a PMA supplement process is often much simpler than that required for approval of an original PMA.

International Regulation

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval in any country in which we plan to market our products may limit our ability to generate revenue and harm our business.

The primary regulatory environment in Europe is that of the European Union, which consists of 27 countries encompassing most of the major countries in Europe. The European Union requires that manufacturers of medical products obtain the right to affix the CE Mark to their products before selling them in member countries of the European Union. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable medical device directives. In order to obtain the right to affix the CE Mark to products, a manufacturer must obtain certification that its processes meet certain quality standards. Compliance with the Medical Device Directive, as certified by a recognized European Notified Body, permits the manufacturer to affix the CE Mark on its products and commercially distribute those products throughout the European Union.

If we modify existing products or develop new products in the future, including new devices, we will need to apply for permission to affix the CE Mark to such products. We will be subject to regulatory audits, currently conducted annually, in order to maintain any CE Mark permissions we have already obtained.

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

Beginning upon ratification of the final regulation in 2012, under the Physician Payment Sunshine Act we must track and report (starting Q1, 2013) to the federal government all “transfers of value” between Stereotaxis and US physicians and/or teaching hospitals and other relevant healthcare professionals.

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

Employees

As of December 31, 2011, we had 171 employees, 31 of whom were engaged directly in research and development, 76 in sales and marketing activities, 27 in manufacturing and service, 8 in regulatory, clinical affairs and quality activities, 5 in training activities and 24 in general administrative and accounting activities. A significant majority of our employees is not covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

We may not generate cash from operations or be able to raise the necessary capital to continue operations.

We will require additional funds to meet our operational, working capital and capital expenditure needs in the future. We cannot be certain that we will be able to obtain additional funds on favorable terms or at all. If we cannot raise capital on acceptable terms, we will not be able to, among other things:

•	service our debt obligations and meet our financial covenants;

•	maintain customer and vendor relationships;

•	hire, train and retain employees;

•	maintain or expand our operations;

•	enhance our existing products or develop new ones; or

•	respond to competitive pressures.

Our failure to do any of these things could result in lower revenue and adversely affect our financial condition and results of operations, and we may have to curtail or cease operations.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we may be required to substantially revise our business plan or cease operations.

As of December 31, 2011, we had cash and cash equivalents of $14.0 million and a working capital deficit of $6.6 million. We incurred net losses of $32.0 million, $19.9 million, and $27.5 million in 2011, 2010 and 2009, respectively. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment. In addition, receiving an opinion from our auditors that expresses doubt about our ability to continue as a going concern may impair our ability to raise new capital, obtain new customers, and hire and retain employees.

We may not be able to comply with debt covenants and may have to repay outstanding indebtedness.

We have financed our operations through equity transactions and bank and other borrowings. A portion of our existing indebtedness currently matures on March 31, 2012. In addition, our current loan agreements contain financial and other covenants. If we are unable to renew our loan agreement prior to March 31, 2012 or if we violate our covenants, we could be required to repay our existing indebtedness. We could be unable to make these payments, which could lead to insolvency. Even if we are able to make these payments, it will lead to the lack of availability for additional borrowings under our bank loan agreement due to our borrowing capacity. There can be no assurance that we will be able to maintain compliance with these covenants or that we could replace this source of liquidity if these covenants were to be violated and our loans were forced to be repaid.

Hospital decision-makers may not purchase our Niobe®, Odyssey™, or Vdrive™ systems or may think that such systems are too expensive.

To achieve and grow sales, hospitals must purchase our products, and in particular, our Niobe system. The Niobe system is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision for the Niobe system based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the Niobe system is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. Although priced significantly below a Niobe system, the Odyssey and Vdrive systems are still expensive products. If hospitals do not widely adopt our systems, or if they decide that they are too expensive, we may never become profitable. Any failure to sell as many systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, and cash flow.

If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.

Our backlog, which consists of purchase orders and other commitments, is considered by some investors to be a significant indicator of future performance. Consequently, negative changes to this backlog or its failure to grow commensurate with expectations could negatively impact our future operating results or our share price. Our backlog includes those outstanding purchase orders and other commitments that management believes will result in recognition of revenue upon delivery or installation of our systems. We cannot assure you that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations or by project changes or delays. System installation is by its nature subject to the interventional lab construction or renovation process which comprises multiple stages, all of which are outside of our control. Although the actual installation of our Niobe system requires only a few weeks, and can be accomplished by either our staff or by subcontractors, successful installation of our system can be subjected to delays related to the overall construction or renovation process. If we experience any failures or delays in completing the installation of these systems, our reputation would suffer and we may not be able to sell additional systems. We have experienced situations in which our purchase orders and other commitments did not result in recognizing revenue from placement of a system with a customer. In addition to construction delays, there are risks that an institution will attempt to cancel a purchase order as a result of subsequent project review by the institution or the departure from the institution of physicians or physician groups who have expressed an interest in the Epoch Solution.

In 2011, we experienced a significant decrease in our backlog. These, or similar events, have occurred in the past and are likely to occur in the future, causing delays in revenue recognition or even removal of orders and other commitments from our backlog. Such events would have a negative effect on our revenue and results of operations.

We will likely experience long and variable sales and installation cycles, which could result in substantial fluctuations in our quarterly results of operations.

We anticipate that our Niobe system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ interventional lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, historically the majority of our Niobe and Odyssey systems have been delivered less than one year after the receipt of a purchase order from a hospital, with the timing being dependant on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. We cannot assure you that the time from purchase order to delivery for systems to be delivered in the future will be consistent with our historical experience. Moreover, the global economic slowdown may cause our customers to further delay construction or significant capital purchases, which could further lengthen our sales cycle. This may contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

The rate of technological innovation of the Odyssey™ Solution might not keep pace with the rest of the market.

The rate of innovation for the market in which the Odyssey Solution competes is fast-paced and requires significant resources and innovation. The technology surrounding these products is still in its growth stages and if a larger competitor with significant capital entered the market, it could be difficult for us to maintain our advantages associated with being an early developer of this technology. In addition, connectivity with other devices in the electrophysiology lab is a key driver of value for the Odyssey Solution. If the Company is not able to continue to commit sufficient resources to ensure that its products are compatible with other products within the electrophysiology lab, this could have a negative impact on Odyssey system revenue.

General economic conditions could materially adversely impact us.

Our operating performance is dependent upon economic conditions in the United States and in other countries in which we operate. The recent economic downturn or the lack of a robust recovery in the United States and in other countries in which we sell our products may cause customers to delay purchasing or installation decisions or cancel existing orders. The Niobe, Odyssey and Vdrive systems are typically purchased as part of a larger overall capital project and an economic downturn or the lack of a robust recovery might make it more difficult for our customers, including distributors, to obtain adequate financing to support the project or to obtain requisite approvals. Any delay in purchasing decisions or cancellation of purchasing commitments may result in a decrease in our revenues. A credit crisis could further affect our business if key suppliers are unable to obtain financing to manufacture our products or become insolvent and we are unable to manufacture product to meet customer demand. If conditions become more severe or continue longer than we anticipate, we may experience a material negative decrease on the demand for our products which may, in turn, have a material adverse effect on our revenue, profitability, financial condition, ability to raise additional capital and the market price of our stock.

Physicians may not use our products if they do not believe they are safe, efficient and effective.

We believe that physicians will not use our products unless they determine that the Niobe and Vdrive systems provide a safe, effective and preferable alternative to interventional methods in general use today. If longer-term patient studies or clinical experience indicate that treatment with our system or products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. If physicians do not use our products, we likely will not become profitable or generate sufficient cash to survive as a going concern.

Our collaborations with Siemens, Philips, Biosense Webster or other parties may fail, or we may not be able to enter into additional alliances or collaborations in the future.

We have collaborated with and are continuing to collaborate with Siemens, Philips, Biosense Webster and other parties to integrate our instrument control technology with their respective imaging products or disposable interventional devices and to co-develop additional disposable interventional devices for use with our Niobe system. A significant portion of our revenue from system sales is derived from these integrated products. In addition, Siemens provides post-installation maintenance and support services to our customers for our integrated systems.

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

The complexity associated with selling, marketing, and distributing products could impair our ability to increase revenue.

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

Our research and development efforts and our marketing strategy depend heavily on obtaining support, physician training assistance, and collaboration from highly regarded physicians at leading commercial and research hospitals, particularly in the U.S. and Europe. If we are unable to gain and/or maintain such support, training services, and collaboration or if the reputation or standing of these physicians is impaired or otherwise adversely affected, our ability to market our products and, as a result, our financial condition, results of operations and cash flow could be materially and adversely affected.

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

We also face competition from companies that are developing drugs or other medical devices or procedures to treat the conditions for which our products are intended. The medical device and pharmaceutical industries make significant investments in research and development, and innovation is rapid and continuous. Other companies in the medical device industry continue to develop new devices and technologies for manual intervention methods. We are aware of one public company that has commercialized a catheter delivery system which has been cleared by the FDA for mapping procedures only. In addition, we are aware of one private company with an electro-magnetic catheter delivery system that has received CE Mark approval in Europe. We also face competition from companies who currently market or are developing drugs, gene or cellular therapies to treat the conditions for which our products are intended. If these or other new products or technologies emerge that provide the same or superior benefits as our products at equal or lesser cost, it could render our products obsolete or unmarketable. In addition, the presence of other competitors may cause potential customers to delay their purchasing decisions, resulting in a longer than expected sales cycle, even if they do not choose our competitors’ products. We cannot be certain that physicians will use our products to replace or supplement established treatments or that our products will be competitive with current or future products and technologies.

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

We have incurred substantial net losses since inception, and we expect to incur substantial net losses into 2012 as we continue the commercialization of our products. We are still in the process of realizing the full potential of the commercialization of our technology, and will need to continue to make improvements to that technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

We depend on contract manufacturers to produce and assemble certain of the components of our systems and other products such as our guidewires and electrophysiology catheter advancement devices. We also depend on various third party suppliers for the magnets we use in our Niobe system and certain components of our Odyssey Solution and Vdrive system. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our Niobe system and certain components of our Odyssey Solution, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

We also rely on Biosense Webster and other parties to manufacture a number of disposable interventional devices for use with our Niobe system. If these parties cannot manufacture sufficient quantities of disposable interventional devices to meet customer demand, or if their manufacturing processes are disrupted, our revenue and profitability would be adversely affected.

Risks associated with international manufacturing and trade could negatively impact the availability and cost of our products because materials used to manufacture our magnets, one of our key system components, are sourced from overseas.

We purchase the permanent magnets for our Niobe system from a manufacturer that uses material produced in Japan, and we anticipate that certain of the production work for these magnets will be performed for this manufacturer in China. In addition, our subcontractor purchases magnets for our disposable interventional devices directly from a manufacturer in Japan. Any event causing a significant increase in price or a disruption of imports, including the imposition of import restrictions, could adversely affect our business. The flow of components from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of product components from those countries. Trade restrictions in the form of tariffs or quotas, or both, could also affect the importation of those product components and could increase the cost and reduce the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies could increase the cost of products we purchase from overseas vendors.

We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.

We subcontract the manufacture and assembly of components of our Niobe, Odyssey, and Vdrive systems, and all of our disposable devices. The products we design may not satisfy all of the performance requirements of our customers and we may need to improve or modify the design or ask our subcontractors to modify their production process in order to do so. In addition, we or our subcontractors may experience quality problems, substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, our revenue may be impacted.

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

Our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies. Our competitors may acquire similar or even the same technology components that are utilized in our current offering eroding some differentiation in the marketplace. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent, as do the laws of the U.S., particularly in the field of medical products and procedures.

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

As we develop additional products and improve or maintain existing products, we may find it advisable or necessary to seek licenses or otherwise make payments in exchange for rights from third parties who hold patents covering certain technology. If we cannot obtain or maintain the desired licenses or rights for any of our products, we could be forced to try to design around those patents at additional cost or abandon the product altogether, which could adversely affect revenue and results of operations. If we have to abandon a product, our ability to develop and grow our business in new directions and markets would be adversely affected. If we do not maintain licenses or exclusivity with suppliers of certain components of our Odyssey Solution, competitors may enter the market, negatively impacting our ability to develop and commercialize Odyssey Solution.

Our products and related technologies can be applied in different medical applications, and we may fail to focus on the most profitable areas.

The Niobe system is designed to have the potential for expanded applications beyond electrophysiology and interventional cardiology, including congestive heart failure, structural heart repair, interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine. We continue to develop the Odyssey Solution and Vdrive system for interventional labs that have a Niobe system installed as well as those standard interventional labs that do not have a Niobe system installed. However, we have limited financial and managerial resources and therefore may be required to focus on products in selected industries and sites and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

If we or the parties in our strategic alliances fail to obtain or maintain necessary FDA clearances or approvals for our medical device products, or if such clearances or approvals are delayed, we will be unable to continue to commercially distribute and market our products.

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must be designated as Class I, exempt from premarket approval or notification or first receive either a 510(k) clearance or a pre-market approval, or PMA, from the U.S. FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for many of our products, including disposable interventional devices, and we are able to market these products commercially in the U.S., our business model relies significantly on revenue from disposable interventional devices, some of which may not achieve FDA clearance or approval. We cannot assure you that any of our devices will not be required to undergo the lengthier and more burdensome PMA process. We cannot commercially market any disposable interventional devices in the U.S. until the necessary clearances or approvals from the FDA have been received. In addition, we are working with third parties to co-develop disposable products. In some cases, these companies are responsible for obtaining appropriate regulatory clearance or approval to market these disposable devices. If these clearances or approvals are not received or are substantially delayed or if we are not able to offer a sufficient array of approved disposable interventional devices, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

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

In August 2010, the FDA’s Center for Devices and Radiological Health (CDRH) released preliminary reports from the 510(k) Working Group and the Task Force on the Utilization of Science in Regulatory Decision Making. The 510(k) process underwent a significant review in 2011, including an exhaustive report filed by the Institute of Medicine (IOM). It is anticipated that this review may elicit significant changes in the 510(k) process moving forward. In the interim, the uncertainty surrounding the key elements of the 510(k) process has significantly increased the degree of difficulty in predicting regulatory pathways and timelines for all medical device companies. The 510(k) reform process has slowed and may continue to impede FDA reviews, which could have a negative impact on our business and our ability to bring new products to market.

If our strategic alliances elect not to or we fail to obtain regulatory approvals in other countries for products under development, we will not be able to commercialize these products in those countries.

In order to market our products outside of the U.S., we and our strategic partners or distributors must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA approval in the U.S. In addition, we are relying on our strategic alliances in some instances to assist us in this regulatory approval process in countries outside the U.S. and Europe, for example, in Japan.

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

In many foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA or other U.S. regulations. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for reimbursement. Failure to receive or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. Due to the movement toward harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system. We cannot predict the timing of this harmonization and its effect on us. Adapting our business to changing regulatory systems could have a material adverse effect on our business, financial condition, and results of operations. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension, or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

In addition, we are subject to the U.S. Foreign Corrupt Practices Act, anti-bribery, antitrust and anti-competition laws, and similar laws in foreign countries. Any violation of these laws by our distributors or agents or by us could create a substantial liability for us and also cause a loss of reputation in the market. From time to time, we may face audits or investigations by one or more government agencies, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business and financial results.

Our suppliers, subcontractors, or we may fail to comply with the FDA quality system regulation.

Our manufacturing processes must comply with the FDA’s quality system regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We cannot assure you that we or our suppliers or subcontractors would pass such an inspection. If we or our suppliers or subcontractors fail to remain in compliance with the FDA or EN 13485:2003 standards, we or they may be required to cease all or part of our operations for some period of time until we or they can demonstrate that appropriate steps have been taken to comply with such standards or face other enforcement action, such as a public warning letter. We cannot be certain that our facilities or those of our suppliers or subcontractors will comply with the FDA or EN 13485:2003 standards in future audits by regulatory authorities. Failure to pass such an inspection could force a shutdown of manufacturing operations, a recall of our products or the imposition of other enforcement sanctions, which would significantly harm our revenue and profitability. Further, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements and quality standards and will not encounter any manufacturing difficulties. Any failure to comply with the FDA’s QSR or EN 13485:2003 by us or our suppliers could significantly harm our available inventory and product sales.

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

While we do not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, many health care laws and regulations apply to our business. We are subject to health care fraud and patient privacy regulation by the federal government, the states in which we conduct our business, and internationally. The regulations that may affect our ability to operate include:

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

In March 2010, the President signed into law the Patient Protection and Affordable Care Act (PPACA). The law imposes a tax on medical device manufacturers and producers equal to 2.3% of the sales price for all sales beginning January 1, 2013. This excise tax applies to the majority of our products sold within the United States.

On August 2, 2011, the U.S. President signed into law the Budget Control Act of 2011, which created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee was charged with identifying a reduction of at least $1.2 trillion for the years 2013 through 2021. The Committee did not achieve this target by the imposed deadline, triggering the legislation’s automatic reduction to several government programs. Included in the automatic reduction are aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.

The taxes imposed by the PPACA, the expansion in the government’s role in the U.S. healthcare industry, and other potential healthcare policy changes at the federal and state level in the future could have a material, negative impact on our results of operations and our cash flows.

The application of state certificate of need regulations and compliance by our customers with federal and state licensing or other international requirements could substantially limit our ability to sell our products and grow our business.

Some states require health care providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items such as our Niobe, Odyssey, or Vdrive systems. In many cases, a limited number of these certificates are available. As a result of this limited availability, hospitals and other health care providers may be unable to obtain a certificate of need for the purchase of our systems. Further, our sales and installation cycle for the Niobe system is typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive payments from government-sponsored health care programs such as Medicare and Medicaid, receive full reimbursement from third party payors, and maintain their customers. Our international customers may be required to meet similar or other requirements. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation, or the failure of our customers to satisfy the other necessary requirements under government-sponsored health care programs or other requirements could cause our sales to decline.

Hospitals or physicians may be unable to obtain reimbursement from third-party payors for procedures using the Niobe® or Vdrive™ systems, or reimbursement for procedures may be insufficient to recoup the costs of purchasing our products.

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

Our continuing ability to use Form S-3 may be limited.

In addition, as of the date of the filing of this Form 10-K, our public float is below $75 million. As a result, we are limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use the remaining capacity on our existing registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, so any such limitations may harm our ability to raise the capital we need. In addition, if we are unable to remain compliant with our bank financing covenants, or if we are not able to timely file and make effective registration statements prior to the dates required under the federal securities laws, we would be ineligible to use Form S-3 for a 12-month period. Under those circumstances, until we are again eligible to use Form S-3, we would be required to use a registration statement on Form S-1 to register securities with the SEC or issue such securities in a private placement, which could increase the cost of raising capital.

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

If we fail to continue to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

Our common stock is currently listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On January 20, 2012, we received notice from the Nasdaq Listing Qualifications Department that our common stock had not met the $1.00 per share minimum bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. The closing bid price of our common stock on the Nasdaq Global Market was $0.77 on February 29, 2012, and has been below $1.00 each trading day since December 6, 2011. As a result, we may be subject to a delisting of our common stock from the Nasdaq Global Market if we do not take steps to prevent our common stock from dropping below the minimum bid price requirement. We may seek stockholder approval to effect a reverse stock split for this purpose. However, a reverse stock split may not prevent the common stock from dropping back down below the Nasdaq minimum per share price requirement in the future. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock. If we fail to continue to meet all applicable Nasdaq Global Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and harm our business. This delisting could also impair the value of your investment.

Future issuances of our securities could dilute current stockholders’ ownership.

A number of shares of our common stock are subject to stock options, stock appreciation rights and warrants. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. We cannot predict the effect, if any, that future sales of debt, our common stock, other equity securities or securities convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options, stock appreciation rights or the conversion of any convertible securities outstanding now or in the future), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

In addition, our alliance agreement with Biosense Webster and our debt agreement with Cowen Healthcare Royalty Partners II, L.P. contain provisions that may similarly discourage a takeover and negatively affect our share price as described above.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the new SEC regulations such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, and NASDAQ Global Market rules have in the past created uncertainty for public companies. We continue to evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

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

Our common stock is traded on the NASDAQ Global Market and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2011, our common stock traded between $0.81 and $4.24 per share, on trading volume ranging from approximately 25,000 to 5.5 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

We and certain of our current and former executive officers and directors, are defendants in a federal securities class action lawsuit and a federal shareholder derivative lawsuit. These lawsuits are described in Part I Item 3 “Legal Proceedings” in this Annual Report on Form 10-K. Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors and our underwriters who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock. In addition, the volatility of our stock price could lead to similar class action securities litigation being filed against us in the future, which could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2011 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we lease approximately 65,000 square feet of office and 12,000 square feet of demonstration and assembly space. This space is leased under an agreement through 2018. We lease approximately 3,900 square feet of office space in Maple Grove, Minnesota, under a lease agreement through October 31, 2013.

In addition, we have leased office space in Phoenix, Arizona; Senoia, Georgia; Amsterdam, The Netherlands; and in Beijing, China. These locations are leased through June 30, 2012, February 28, 2015, August 31, 2012, and December 19, 2012, respectively.

ITEM 3.	LEGAL PROCEEDINGS

On October 7, 2011, a purported class action complaint was filed against the Company, one of the Company’s current executive officers and a past executive officer in the U.S. District Court for the Eastern District of Missouri by Kevin Pound, a purported shareholder of the Company. The complaint alleges that, during the period from February 28, 2011 through August 9, 2011, the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and future business prospects, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks unspecified damages, costs, attorneys’ fees and equitable/injunctive relief. On December 29, 2011, the court granted an unopposed motion appointing Local 522 Pension Fund as lead plaintiff in the action. The Company has not yet formally responded to the complaint. The Company believes the complaint is without merit and intends to vigorously defend against it. However, litigation is inherently uncertain and it is too early in this proceeding to predict the outcome of this lawsuit or to reasonably estimate possible losses, if any, related thereto. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

On December 2, 2011, a purported shareholder derivative complaint was filed in the U.S. District Court for the Eastern District of Missouri by Carl Zorn, a purported shareholder of the Company, against the directors of the Company and the Company as a nominal defendant. The complaint in this action alleges that the individual defendants breached their fiduciary duties to the Company, engaged in gross mismanagement and caused waste of corporate assets of the Company by allowing the Company and certain of its officers to make the same allegedly false and misleading statements regarding the Company’s financial condition and future business prospects that are at issue in the purported class action. The complaint seeks unspecified damages, restitution and other equitable relief, as well as costs and attorneys’ fees. The Company has not yet formally responded to the complaint and the parties intend to stay this action pending resolution of a motion to dismiss expected to be filed in the securities class action. The Company believes the complaint is without merit and intends to vigorously defend against it. However, litigation is inherently uncertain and it is too early in this proceeding to predict the outcome of this lawsuit or to reasonably estimate possible losses, if any, related thereto. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

Additionally, we are involved from time to time in various lawsuits and claims arising in the normal course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock has been traded on the NASDAQ Global Market under the symbol “STXS” since August 12, 2004. The following table sets forth the high and low sales prices of our common stock for the periods indicated and reported by NASDAQ.

	High	Low
Year Ended December 31, 2011
First Quarter	$4.05	$5.24
Second Quarter	4.24	2.88
Third Quarter	3.63	0.88
Fourth Quarter	1.32	0.81

Year Ended December 31, 2010
First Quarter	$6.02	$3.85
Second Quarter	5.25	3.30
Third Quarter	4.49	3.00
Fourth Quarter	4.22	3.34

As of February 29, 2012, there were approximately 315 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

STOCK PRICE PERFORMANCE GRAPH

The following graph shows the total stockholder return from December 31, 2006 through December 31, 2011 for a $100 investment in Stereotaxis, Inc., the NASDAQ Composite (U.S.) Index and the NASDAQ Medical Device Index. All values assume reinvestment of the full amount of all dividends although dividends have never been declared on Stereotaxis’ common stock. The stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

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

	Year Ended December 31, 2011
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data:
Revenue	$41,987,432	$54,051,237	$51,149,555	$40,365,173	$39,298,809
Cost of revenue	12,498,081	15,564,687	17,021,633	14,177,790	15,346,220

Gross margin	29,489,351	38,486,550	34,127,922	26,187,383	23,952,589

Operating costs and expenses:
Research and development	12,886,488	12,244,163	14,260,854	17,422,828	25,471,809
Sales and marketing	31,635,415	30,178,818	28,694,540	28,660,663	29,021,117
General and administrative	16,908,656	15,022,689	15,010,490	21,121,164	18,701,726

Total operating expenses	61,430,559	57,445,670	57,965,884	67,204,655	73,194,652

Operating loss	(31,941,208)	(18,959,120)	(23,837,962)	(41,017,272)	(49,242,063)
Interest and other income (expense), net (1)	(89,967)	(964,367)	(3,656,495)	(2,868,702)	1,120,549

Net loss	$(32,031,175)	$(19,923,487)	$(27,494,457)	$(43,885,974)	$(48,121,514)

Basic and diluted net loss per common share	$(0.58)	$(0.39)	$(0.63)	$(1.20)	$(1.34)

Shares used in computing basic and diluted net loss per common share	54,826,266	50,522,001	43,344,324	36,585,086	35,793,973

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$13,954,919	$35,248,819	$30,546,550	$30,355,657	$23,656,378
Working capital	(6,596,218)	12,395,426	12,878,277	10,097,082	16,925,716
Total assets	39,931,832	65,761,792	56,120,516	59,440,365	60,475,794
Long-term debt, less current maturities	17,290,531	8,000,000	10,346,655	12,036,723	1,000,000
Accumulated deficit	(375,407,446)	(343,376,271)	(323,452,784)	(295,958,327)	(252,072,353)
Total stockholders’ equity	(18,828,895)	10,475,246	7,641,343	4,770,681	24,194,407

(1)	Other income recorded in 2010 includes $1.5 million in grants under the Qualifying Therapeutic Discovery Project Program.
(2)	Other income recorded in 2011, 2010, and 2009 includes $3.4 million, $0.6 million, and $0.9 million in warrant adjustments, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Stereotaxis designs, manufactures and markets the Epoch Solution, which is an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The Epoch Solution is comprised of the Niobe ES robotic system, Odyssey Solution, and the Vdrive system. We believe that the Epoch Solution represents a revolutionary technology in the interventional surgical suite, or “interventional lab”, and has the potential to become the standard of care for a broad range of complex cardiology procedures. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically important improvements and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times and sub-optimal therapeutic outcomes.

The Niobe ES robotic system is the latest generation of the Niobe Robotic Magnetic Navigation System (“Niobe system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, and various other countries.

Stereotaxis also has developed the Odyssey Solution which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation and training. The Odyssey Solution may be acquired in conjunction with a Niobe system or on a stand-alone basis for installation in interventional labs and other locations where clinicians often desire the benefits of Odyssey Solution that we believe can improve clinical workflows and related efficiencies.

Our Vdrive Robotic Navigation System provides navigation and stability for diagnostic and ablation devices designed with key features to assist in the delivery of better ablations. The Vdrive Robotic Navigation System complements the Niobe ES robotic system control of catheters for fully remote procedures and enables fully-remote, single-operator workflow. In addition to the Vdrive and Vdrive Duo systems, we also manufacture and market various disposable components which can be manipulated by these systems. We have received the CE Mark that allows us to market the Vdrive Duo device in Europe.

We generate revenue from both the initial capital sales of the Niobe, Odyssey and Vdrive systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters. We market our products to a broad base of hospitals in the United States and internationally as detailed in Note 16 to the financial statements. Due to an increase in our installed base, the introduction and regulatory approval of a broader range of catheters and guidewires for use with the Niobe system, and a softer market for capital sales in 2011, recurring revenue has increased from 36% of total revenues in 2009 to 42% in 2010 and 63% in 2011.

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

Since our inception, we have generated significant losses. As of December 31, 2011, we had incurred cumulative net losses of approximately $375 million. In May 2011, the Company introduced the Niobe ES robotic system. Although the Niobe ES robotic system was not available to customers until December 2011, it created a rapid shift away from sales of the Niobe II system, resulting in lower system revenue in 2011 compared to 2010. As of December 31, 2011, the Company had performed six installations to upgrade Niobe II systems to Niobe ES systems and has received positive feedback from the physicians at these sites. During the quarter ended September 30, 2011, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. As of December 31, 2011, the Company has completed the operating expense declines through headcount reductions and discretionary spending cuts. We expect to incur additional losses into 2012 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives.

The Company’s independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including recent losses and working capital deficiency. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Under our revenue recognition policy before and after the adoption of ASU 2009-13, a portion of revenue for most system sales is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Beginning in the quarter ended March 31, 2010, revenue for Odyssey Vision Standard HD systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. However, this change did not have a material impact on revenue recognition for the year ended December 31, 2010. Beginning in the quarter ended June 30, 2010, revenue for Odyssey Vision Quad systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $2.6 million and additional gross margin of $1.3 million during the year ended December 31, 2010. Beginning in the quarter ended December 31, 2010, revenue for Odyssey Enterprise Cinema systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $0.7 million and additional $0.4 million in gross margin. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We do not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. However, we may deliver systems to a non-hospital site at the customer’s request as outlined in the terms and conditions of the sales agreement, in which case we evaluate whether the substance of the transaction meets the delivery and performance requirements for revenue recognition under “bill and hold” guidance. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

Stock-based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option and stock appreciation rights grants made to employees, and directors at the fair value of the option granted, and from grants of restricted shares and units to employees and directors. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares and units was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants is amortized on a straight-line basis over the vesting period of the underlying issue, generally over three years except for grants to directors which generally vest over one to two years and restricted stock units which generally vest over 18 months. Stock compensation expense for performance-based restricted shares is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to option grants to non-employees are remeasured quarterly through the vesting date. Compensation expense is recognized only for those options expected to vest, net of estimated forfeitures. Estimates of the expected life of options have been based on the average of the vesting and expiration periods, which is the simplified method under general accounting principles for share-based payments. Estimates of volatility and forfeiture rates utilized in calculating stock-based compensation have been prepared based on historical data and future expectations. Actual experience to date has been consistent with these estimates.

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

Results of Operations

Comparison of the Years ended December 31, 2011 and 2010

Revenue. Revenue decreased to $42.0 million for the year ended December 31, 2011 from $54.1 million for the year ended December 31, 2010, a decrease of approximately 22%. Revenue from sales of systems decreased to $15.6 million for the year ended December 31, 2011 from $31.1 million for the year ended December 31, 2010, a decrease of approximately 50%, primarily due to a decrease in the number of Niobe systems sold. The number of units recognized to revenue was 7 Niobe systems and a total of $7.4 million for Odyssey systems during the 2011 reporting period compared to 21 Niobe systems, and $9.2 million for Odyssey systems during the 2010 reporting period. Revenue from sales of disposable interventional devices, service and accessories increased to $26.4 million for the year ended December 31, 2011 from $23.0 million for the year ended December 31, 2010, an increase of approximately 15%. This increase was attributable to pricing as well as a larger base of installed systems, which resulted in growth in disposables for procedures and service contracts.

Cost of Revenue. Cost of revenue decreased to $12.5 million for the year ended December 31, 2011 from $15.6 million for the year ended December 31, 2010, a decrease of approximately 20%. As a percentage of our total revenue, overall gross margin decreased from 71% for the year ended December 31, 2010, to 70% for the year ended December 31, 2011, primarily due to a decrease in the gross margin on system sales. Cost of revenue for systems sold decreased to $8.6 million for the year ended December 31, 2011 from $12.7 million for the year ended December 31, 2010, a decrease of approximately 33%. This decrease was primarily due to fewer Niobe units sold in 2011 compared to 2010. Gross margin for systems was 45% for the year ended December 31, 2011, compared to 59% for year ended December 31, 2010. The decrease was primarily related to a charge related to the absorption of overhead costs based on normal production levels. Cost of revenue for disposable interventional devices, service and accessories increased to $3.9 million for the year ended December 31, 2011 from $2.9 million for the year ended December 31, 2010, resulting in a decrease in gross margin to 85% from 88% between these periods.

Research and Development Expense. Research and development expense increased to $12.9 million for the year ended December 31, 2011 from $12.2 million for the year ended December 31, 2010, an increase of approximately 5%. The increase is primarily due to increased expenditures related to development of the Niobe ES robotic system and Odyssey system upgrades.

Sales and Marketing Expense. Sales and marketing expense increased to $31.6 million for the year ended December 31, 2011, from $30.2 million for the year ended December 31, 2010, an increase of approximately 5%. The increase was primarily due to a rise in headcount to support higher utilization rates worldwide as well as increased marketing costs related to the launch of the Niobe ES robotic system. Although headcount was reduced during the quarter ended September 30, 2011, as part of the Company’s efforts to reduce operating expenses, the full year headcount expense was higher in 2011 than in 2010.

General and Administrative Expense. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expense increased to $16.9 million for the year ended December 31, 2011, from $15.0 million for the year ended December 31, 2010, an increase of approximately 13%. This increase was primarily due to increased headcount and customer training programs to drive utilization, increased consulting costs, and higher spending on registrations in Japan as our products approach the end of clinical trials.

Other Income. Other income increased to $3.4 million for the year ended December 31, 2011 from $2.1 million for the year ended December 31, 2010. This increase is due to the decrease in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense increased to $3.5 million for the year ended December 31, 2011 from $3.0 million for the year ended December 31, 2010. This increase was primarily due to higher average debt balances.

Comparison of the Years ended December 31, 2010 and 2009

Revenue. Revenue increased to $54.1 million for the year ended December 31, 2010 from $51.1 million for the year ended December 31, 2009, an increase of approximately 6%. Revenue from sales of systems decreased to $31.1 million for the year ended December 31, 2010 from $32.7 million for the year ended December 31, 2009, a decrease of approximately 5%. The number of units recognized to revenue was 21 Niobe systems and a total of $9.2 million for Odyssey systems during the 2010 reporting period compared to 25 Niobe systems, and $4.6 million for Odyssey systems during the 2009 reporting period. Therefore, the decrease in system revenue was primarily due to a decrease in the number of Niobe systems sold, slightly offset by an increase in Odyssey system sales. Revenue from sales of disposable interventional device royalties, service and accessories increased to $23.0 million for the year ended December 31, 2010 from $18.5 million for the year ended December 31, 2009, an increase of approximately 24%. This increase was attributable to price increases and a larger base of installed systems, which resulted in growth in disposables for procedures and service contracts.

Cost of Revenue. Cost of revenue decreased to $15.6 million for the year ended December 31, 2010 from $17.0 million for the year ended December 31, 2009, a decrease of approximately 9%. As a percentage of our total revenue, overall gross margin increased from 67% for the year ended December 31, 2009 to 71% for the year ended December 31, 2010. This increase was primarily due to a shift from system revenue to recurring revenue as well as increases in our gross margin percentage from recurring revenue. Cost of revenue for systems sold decreased to $12.7 million for the year ended December 31, 2010 from $13.2 million for the year ended December 31, 2009, a decrease of approximately 4%. This decrease was primarily due to fewer Niobe units sold in 2010 compared to 2009, combined with decreased raw material costs, partially offset by the costs associated with the additional Odyssey Enterprise Systems recognized in 2010. Gross margin for systems remained constant at 59% for the years ended December 31, 2010 and 2009. Cost of revenue for disposable interventional devices, service and accessories decreased to $2.9 million for the year ended December 31, 2010 from $3.8 million for the year ended December 31, 2009, a decrease of approximately 25%, resulting in an increase in gross margin to 88% from 80% between these periods. The decrease in cost of revenue was due to a reduction in software costs associated with new generation software upgrades incurred in 2009.

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

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2011, 2010 and 2009 to reflect these uncertainties. As of December 31, 2011, we had federal net operating loss carryforwards of approximately $339.4 million of which approximately $1.7 million will expire by 2012 and approximately $337.7 million will expire between 2018 and 2031. As of December 31, 2011, we had state net operating loss carryforwards of approximately $8.0 million which will expire at various dates between 2012 and 2031 if not utilized. We may not be able to utilize all of these loss carryforwards prior to their expiration.

Liquidity and Capital Resources

Borrowing facilities

As of December 31, 2011, our borrowing facilities were comprised of a revolving line of credit and a term note maintained with our primary lender, Silicon Valley Bank, as well as a term note maintained with Cowen Healthcare Royalties Partners II, L.P. (“Cowen”). During 2011, we paid off the remaining amount due on our advance from Biosense Webster, Inc., resulting in a balance of $0 as of December 31, 2011.

In July 2008, we amended our existing agreements with Biosense Webster. Pursuant to the amendment, Biosense Webster agreed to advance us $10.0 million against royalty amounts that were owed to us from Biosense Webster at the time the amendment was executed or that would be owed in the future. We also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by us to Biosense Webster would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date, as defined in the amendment, but in no event later than December 31, 2011. See Note 9 for additional description of Final Payment Date. During 2011, we had the right to prepay any amounts due pursuant to the amendment at any time without penalty. Commencing on May 15, 2010 we were required to make quarterly payments to Biosense Webster equal to the difference between certain aggregate royalty payments recouped by Biosense Webster from us in such quarter and $1 million, until the earlier of (1) the date all funds owed by us to Biosense Webster pursuant to the amendment are fully repaid or (2) the Final Payment Date. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses accrued at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon could be recouped by Biosense Webster from time to time by deductions from royalty amounts otherwise payable to us. As of December 31, 2011, these amounts plus interest accrued thereon had been repaid through royalties and minimum payments, in accordance with the agreement.

In November 2008, we signed an Amendment to the Loan and Warrant Purchase Agreement with affiliates of two members of our board of directors (“the Lenders”) in which the Lenders committed to extend their February 2008 agreement to loan us an aggregate of $20 million on an unsecured basis. As amended, the commitment expired on the earlier of March 31, 2010 or the date we received at least $20 million of third party, non-bank financing. This facility could also be used by us to guarantee our loan commitments to our primary bank lender, through the same extended term. In February 2009 we issued the Lenders warrants to purchase an aggregate of 1,582,280 shares of common stock at an exercise price of $3.16 per share in exchange for the extension of the commitment. The Company recorded a fair value of $2,072,786 related to these warrants.

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

In December 2010, we further amended our loan agreement with our primary lender to extend the maturity of the current working capital line of credit from March 31, 2011 to March 31, 2012. The amendment retains the $30 million total availability under the line. Under the revised facility, we are required to maintain a minimum “tangible net worth” and liquidity ratio as defined in the agreement. Additionally, the agreement provided the Company with a $10 million term loan maturing on December 31, 2013. Under this agreement, the Company provided its primary lender with warrants to purchase 111,111 shares of common stock. The warrants are exercisable at $3.60 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably over the life of the term loan. As of December 31, 2011, the Company is in compliance with all of the requirements of the loan agreement.

On September 30, 2011, we entered into a fourth loan modification agreement with our primary lender to reduce the total availability amount of all credit extensions under the Original Agreement, other than the term loan, from $30 million to $20 million. The Agreement also modifies the interest rate applicable to the term loan under the Original Agreement from the Lender’s prime rate plus 3.50% to the Bank’s prime rate plus 5.50%.

On November 30, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“Amended Loan Agreement”). Under the Amended Loan Agreement, the Company agreed to revised tangible net worth and liquidity ratio covenants. Further, certain intellectual property assets of the Company were added to the collateral which secures repayment of the loan.

In November 2011, we entered into a loan agreement with Cowen. Under the agreement the Company borrowed from Cowen $15 million. The Company may borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. The loan will be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. (the “Biosense Agreement”). The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Cowen will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The Agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender under the Amended Loans Agreement described above.

Common Stock

In December 2008, we completed a registered direct offering in which we issued and sold 2,389,877 units (the “Units”) at the negotiated price of $4.18 per Unit, with each Unit consisting of (i) one share of the Company’s common stock, (ii) one warrant to purchase 0.75 shares of common stock at an exercise price of $5.11 per share (the “Series A Warrant”), for an aggregate of up to 1,792,408 shares of common stock, (iii) one six-month warrant to purchase 0.90 shares of common stock at an exercise price of $4.65 per share (the “Series B Warrant”), for an aggregate of up to 2,148,739 shares of common stock, and (iv) two warrants to purchase 0.286 shares of common stock at an exercise price of $0.001 per share (the “Series C and D Warrants”), for an aggregate of up to 682,824 shares of common stock. Exercise of the Series C and Series D warrants were conditioned upon certain events. The Series B Warrants expired unexercised. The exercise price of the Series A warrants was adjusted to $3.16 in February 2009, and is subject to further adjustment, as described in Note 11 to the Financial Statements. The investors in this transaction became entitled to exercise and did exercise, the Series C and D warrants to purchase an aggregate of 620,582 shares of common stock in March and May 2009, respectively. In addition, concurrently with such offering, we completed a registered direct offering with the Lenders in which we issued and sold 2,024,260 shares of common stock and warrants to purchase up to 4,859,504 shares of common stock, for a purchase price of $4.94 per unit. The warrants are exercisable at $4.64 per share, are exercisable on or after the date immediately following the six month anniversary of their issuance and have a five year term from that initial exercisability date. In conjunction with the two offerings, we received proceeds of approximately $18.8 million net of offering expenses. Conditioned upon the closing of the registered direct offerings, we agreed that the loan obligations of the Lenders would decrease from an aggregate of $20 million to $10 million.

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

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Cash flow used in operating activities	$(31,569)	$(18,910)	$(22,309)
Cash flow used in investing activities	(1,032)	(716)	(1,484)
Cash flow provided by financing activities	11,307	24,328	23,984

Net cash used in operating activities. We used approximately $31.6 million, $18.9 million, and $22.3 million of cash in operating activities during the years ended December 31, 2011, 2010, and 2009, respectively. The increase in cash used in operating activities from December 31, 2010, to December 31, 2011, is primarily a result of the increase in operating losses between these two periods. The decrease in cash used in operating activities from December 31, 2009, to December 31, 2010, is primarily due to a decrease in the net operating loss and increase in accounts payable, partially offset by share-based compensation and an increase in inventory.

Net cash used in investing activities. We used approximately $1.0 million, $0.7 million, and $1.5 million to fund investing activities during the years ended December 31, 2011, 2010, and 2009, respectively, for the purchase of property and equipment.

Net cash provided by financing activities. We realized approximately $11.3 million from financing activities during the year ended December 31, 2011, principally from the $14.3 million received under our agreement with Cowen, as described above. We realized approximately $24.3 million from financing activities during the year ended December 31, 2010, principally from the sale of our common stock in which we realized approximately $15.5 million in net proceeds and the $10 million in borrowings under our term loan. We realized approximately $24.0 million from financing activities during the year ended December 31, 2009, principally from the sale of our common stock in which we realized approximately $27.8 million in net proceeds.

At December 31, 2011, we had a working capital deficit of approximately $6.6 million, compared to working capital of $12.4 million at December 31, 2010.

As of December 31, 2011, we had an outstanding balance under our term loan of $8 million. In addition, we had $15.3 million outstanding under the revolving line of credit and had an unused line of approximately $4.7 million with current borrowing capacity of $16.0 million, including amounts already drawn. As such, the Company had the ability to borrow an additional $0.7 million under the revolving line of credit at December 31, 2011. Draws on the line of credit are made based on the borrowing capacity one month in arrears. As of December 31, 2011, the Company was in compliance with all covenants of the bank loan agreement.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as in effect at December 31, 2011 and as modified in November 2011, we are required to maintain various levels of “tangible net worth” and liquidity as defined in the loan agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with our primary lending bank. As of the amendment date and as of December 31, 2011, we were in compliance with all covenants of this agreement.

We expect to have negative cash flow from operations into 2012. Throughout 2012, we expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our sales and marketing, research and development, and general and administrative expenses will decrease in 2012.

Although our operating expenses will be reduced in 2012, we will be required to raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

Our existing cash, cash equivalents and borrowing facilities will not be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, which will require us to obtain additional financing before that time. We cannot assure that such additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations.

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

Contractual Obligations

The following table summarizes all significant contractual payment obligations by payment due date:

	Payments by Period
	(In thousands)
Contractual Obligations	Under 1 Year	1 –3 Years	3 –5 Years	Over 5 Years	Total
Long-term debt (1)	$21,173	$9,014	$6,888	$1,389	$38,464
Operating leases	$1,717	$3,390	$3,885	$4,373	$13,365
Capital leases	$7	$2	$—	$—	$9
Purchasing obligations (2)	$1,229	$—	$—	$—	$1,229

Total	$24,126	$12,406	$10,773	$5,762	$53,067

(1)

We have not included interest payable on our revolving credit agreement in these amounts because the interest on this obligation is calculated at a variable rate and the amount of principal outstanding fluctuates.

(2)	Purchasing obligations include the purchase of magnets from a vendor. This contract will be settled in February 2012.

Commercial Commitments

We have entered into a letter of credit to support a commitment in the amount of less than $0.1 million. This letter of credit is valid through 2015.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of December 31, 2011 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the year ended December 31, 2011, sales denominated in foreign currencies were approximately 18% of total revenue. For the year ended December 31, 2011, our revenue would have decreased by approximately $0.8 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the year ended December 31, 2011, expenses denominated in foreign currencies were approximately 11% of our total expenses. For the year ended December 31, 2011, our operating expenses would have decreased by approximately $0.7 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2011 would have resulted in a $0.1 million increase in the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of December 31, 2011, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain issuances of our outstanding debt are subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in a less than $0.1 million increase in interest expense for the year ended December 31, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stereotaxis, Inc.

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereotaxis, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, on January 1, 2009, the Company changed its method for accounting for revenue recognition for arrangements with multiple deliverables and its method for accounting for instruments indexed to an entity’s own stock.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stereotaxis, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 15, 2012

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$13,954,919	$35,248,819
Accounts receivable, net of allowance of $667,529 and $367,536 in 2011 and 2010, respectively	11,104,038	13,915,569
Current portion of long-term receivables	59,679	30,800
Inventories	6,036,051	5,441,475
Prepaid expenses and other current assets	3,081,484	4,557,718

Total current assets	34,236,171	59,194,381
Property and equipment, net	3,323,856	3,840,622
Intangible assets, net	2,279,153	2,578,986
Long-term receivables	51,892	109,266
Other assets	40,760	38,537

Total assets	$39,931,832	$65,761,792

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt	$21,173,321	$20,894,091
Accounts payable	5,610,181	8,796,182
Accrued liabilities	5,703,166	6,966,571
Deferred contract revenue	8,220,306	6,600,313
Warrants	125,415	3,541,798

Total current liabilities	40,832,389	46,798,955
Long-term debt, less current maturities	17,290,531	8,000,000
Long-term deferred contract revenue	634,713	478,850
Other liabilities	3,094	8,741
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2011 and 2010, none outstanding at 2011 and 2010	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2011 and 2010, 55,431,573 and 54,746,240 shares issued at 2011 and 2010, respectively	55,432	54,746
Additional paid in capital	356,729,118	354,002,770
Treasury stock, 40,151 shares at 2011 and 2010	(205,999)	(205,999)
Accumulated deficit	(375,407,446)	(343,376,271)

Total stockholders’ equity (deficit)	(18,828,895)	10,475,246

Total liabilities and stockholders’ equity (deficit)	$39,931,832	$65,761,792

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Revenue:
Systems	$15,585,538	$31,120,034	$32,661,573
Disposables, service and accessories	26,401,894	22,931,203	18,487,982

Total revenue	41,987,432	54,051,237	51,149,555
Cost of revenue:
Systems	8,576,283	12,719,200	13,240,430
Disposables, service and accessories	3,921,798	2,845,487	3,781,203

Total cost of revenue	12,498,081	15,564,687	17,021,633
Gross margin	29,489,351	38,486,550	34,127,922
Operating expenses:
Research and development	12,886,488	12,244,163	14,260,854
Sales and marketing	31,635,415	30,178,818	28,694,540
General and administrative	16,908,656	15,022,689	15,010,490

Total operating expenses	61,430,559	57,445,670	57,965,884

Operating loss	(31,941,208)	(18,959,120)	(23,837,962)
Other income	3,416,383	2,060,346	911,977
Interest income	9,052	10,578	44,768
Interest expense	(3,515,402)	(3,035,291)	(4,613,240)

Net loss	$(32,031,175)	$(19,923,487)	$(27,494,457)

Net loss per common share:
Basic and diluted	$(0.58)	$(0.39)	$(0.63)

Weighted average shares used in computing net loss per common share:
Basic and diluted	54,826,266	50,522,001	43,344,324

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2008	42,049,792	$42,050	$300,892,957	$(205,999)	$(295,958,327)	$—	$4,770,681
Issuance of common stock and warrants	7,475,000	7,475	31,050,602				31,058,077
Share-based compensation	106,756	107	4,229,076				4,229,183
Reclass of warrants to liability (1)			(5,054,591)				(5,054,591)
Issuance of stock under stock purchase plan	32,142	33	123,473				123,506
Exercise of stock warrants	620,582	620	—				620
Exercise of stock options	5,138	5	8,319				8,324
Grant of restricted shares, net of forfeitures	(81,239)	(82)	82				—
Components of comprehensive loss:
Net Loss					(27,494,457)		(27,494,457)

Comprehensive Loss							(27,494,457)

Balance at December 31, 2009	50,208,171	$50,208	$331,249,918	$(205,999)	$(323,452,784)	$—	$7,641,343

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2009	50,208,171	$50,208	$331,249,918	$(205,999)	$(323,452,784)	$—	$7,641,343
Issuance of common stock and warrants	4,891,582	4,892	20,032,614				20,037,506
Share-based compensation			2,049,606				2,049,606
Issuance of stock under stock purchase plan	54,762	55	209,723				209,778
Exercise of stock options	130,555	131	460,369				460,500
Grant of restricted shares, net of forfeitures	(538,830)	(540)	540				—
Components of comprehensive loss:
Net Loss					(19,923,487)		(19,923,487)

Comprehensive Loss							(19,923,487)

Balance at December 31, 2010	54,746,240	$54,746	$354,002,770	$(205,999)	$(343,376,271)	$—	$10,475,246

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2010	54,746,240	$54,746	$354,002,770	$(205,999)	$(343,376,271)	$—	$10,475,246
Issuance of common stock	84,000	84	(84)				—
Share-based compensation			2,487,441				2,487,441
Issuance of stock under stock purchase plan	84,491	85	232,306				232,391
Exercise of stock options	4,682	5	7,197				7,202
Grant of restricted shares, net of forfeitures	512,160	512	(512)				—
Components of comprehensive loss:
Net Loss					(32,031,175)		(32,031,175)

Comprehensive Loss							(32,031,175)

Balance at December 31, 2011	55,431,573	$55,432	$356,729,118	$(205,999)	$(375,407,446)	$—	$(18,828,895)

(1)	See Note 11 for additional details.

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(32,031,175)	$(19,923,487)	$(27,494,457)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,462,238	1,697,694	2,050,507
Amortization	299,833	230,459	133,333
Amortization of warrants	1,331,549	1,652,672	2,346,027
Share-based compensation	2,487,441	2,049,606	4,229,183
Loss on asset disposal	86,278	5,039	557,152
Asset impairment	—	—	338,821
Non-cash expense (royalty income), net	(2,353,718)	(3,381,424)	(1,983,414)
Warrant adjustment	(3,416,383)	(600,816)	(911,977)
Changes in operating assets and liabilities:
Accounts receivable	2,811,531	(2,762,921)	(1,413,640)
Other receivables	28,495	65,175	290,233
Inventories	(594,576)	(1,075,075)	3,851,283
Prepaid expenses and other current assets	827,297	522,924	53,238
Other assets	(2,223)	(33,426)	93,270
Accounts payable	(3,186,001)	4,937,129	(680,723)
Accrued liabilities	(1,090,072)	(1,221,120)	(866,678)
Deferred revenue	1,775,856	(1,060,903)	(2,761,929)
Other liabilities	(5,648)	(11,271)	(138,892)

Net cash used in operating activities	(31,569,278)	(18,909,745)	(22,308,663)
Cash flows from investing activities
Purchase of equipment	(1,031,749)	(715,770)	(1,484,192)

Net cash used in investing activities	(1,031,749)	(715,770)	(1,484,192)
Cash flows from financing activities
Proceeds from term note	—	10,000,000	—
Payments under term note	(2,000,000)	(333,333)	(666,667)
Proceeds from revolving line of credit	77,109,376	58,034,809	3,000,000
Payments of revolving line of credit	(72,818,866)	(57,503,298)	(6,234,822)
Proceeds from Cowen Debt	14,317,397	—	—
Payments under Biosense Debt	(5,540,373)	(2,071,139)	—
Proceeds from issuance of stock and warrants, net of issuance costs	239,593	16,200,745	27,885,237

Net cash provided by financing activities	11,307,127	24,327,784	23,983,748

Net increase (decrease) in cash and cash equivalents	(21,293,900)	4,702,269	190,893
Cash and cash equivalents at beginning of period	35,248,819	30,546,550	30,355,657

Cash and cash equivalents at end of period	$13,954,919	$35,248,819	$30,546,550

Supplemental disclosures of cash flow information:
Interest paid	$859,494	$140,253	$864,279

See accompanying notes.

Notes to Financial Statements

1. Description of Business

Stereotaxis, Inc. (the Company) designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The Niobe system is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure.

Our Vdrive Robotic Navigation System provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. The Vdrive Robotic Navigation System complements the Niobe ES system control of therapeutic catheters for fully remote procedures and enables single-operator workflow and is sold as two options, the Vdrive System and the Vdrive Duo System. In addition to the Vdrive System and the Vdrive Duo System, we also manufacture and market various disposable components which can be manipulated by these systems.

Stereotaxis also has developed the Odyssey Solution which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema system, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation and training.

The core components of the Niobe and the Odyssey systems have received regulatory clearance in the U.S., Canada, Europe, China and various other countries. We have received the CE Mark and licensing that allows us to market certain V-Drive systems and devices in Europe and Canada. We are in the process of obtaining the necessary clearance for the V-loop device in the United States.

Since our inception, we have generated significant losses. As of December 31, 2011, we had incurred cumulative net losses of approximately $375 million. In May 2011, the Company introduced the Niobe ES robotic system. Although the Niobe ES robotic system was not available to customers until December 2011, it created a rapid shift away from sales of the Niobe II system, resulting in lower system revenue in 2011 compared to 2010. As of December 31, 2011, the Company had performed six installations to upgrade Niobe II systems to Niobe ES systems and has received positive feedback from the physicians at these sites. During the quarter ended September 30, 2011, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. As of December 31, 2011, the Company has completed the operating expense declines through headcount reductions and discretionary spending cuts. We expect to incur additional losses into 2012 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives.

We expect to have negative cash flow from operations into 2012. Throughout 2012, we expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our sales and marketing, research and development, and general and administrative expenses will decrease in 2012. Although our operating expenses will be reduced in 2012, we will be required to raise capital to continue our operations and to meet our debt covenants. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

Our existing cash, cash equivalents and borrowing facilities will not be sufficient to fund our operating expenses and capital equipment requirements or to meet our debt covenants through the next 12 months, which will require us to obtain additional financing before that time. We cannot assure that such additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations.

The Company’s independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including recent losses and working capital deficiency. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. No cash was restricted at December 31, 2011 or 2010.

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

Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value. See Note 9 for disclosure of the fair value of debt.

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

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $55,629 and $12,238,932 at December 31, 2011 and 2010, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was approximately $1,500 and $1,900 during the years ended December 31, 2011 and 2010, respectively.

The Company’s financial liabilities consist of warrants in the amount of $125,415 and $3,541,798 at December 31, 2011 and 2010, respectively. These liabilities are classified as Level 3 as described above and are measured using the Black-Scholes valuation model. The mark-to-market adjustment recorded in other income for these warrants was $3,416,383 and $600,816 during the years ended December 31, 2011 and 2010, respectively. There were no purchases, sales, issuances, or settlements of Level 3 investments during the year. These warrants were transferred in to Level 3 on January 1, 2009 based on the adoption of general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. See Note 11 for additional details.

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

Under our revenue recognition policy before and after the adoption of ASU 2009-13, a portion of revenue for most system sales is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Beginning in the quarter ended March 31, 2010, revenue for Odyssey Vision Standard HD systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. However, this change did not have a material impact on revenue recognition for the year ended December 31, 2010. Beginning in the quarter ended June 30, 2010, revenue for Odyssey Vision Quad systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $2.6 million and additional gross margin of $1.3 million during the year ended December 31, 2010. Beginning in the quarter ended December 31, 2010, revenue for Odyssey Cinema systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $0.7 million and additional $0.4 million in gross margin. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We do not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. However, we may deliver systems to a non-hospital site at the customer’s request as outlined in the terms and conditions of the sales agreement, in which case we evaluate whether the substance of the transaction meets the delivery and performance requirements for revenue recognition under “bill and hold” guidance. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic alliances under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

Share-Based Compensation

The Company utilizes the Black-Scholes valuation model to determine the fair value of share-based payments at the date of grant with the following inputs: 1) expected dividend rate of 0%; 2) expected volatility of 50-66% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant and; 4) expected term for grants using the simplified method which results in an expected term ranging from 3.75 to 6.25 years. The resulting compensation expense is recognized over the requisite service period, generally one to four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

Stock options or stock appreciation rights issued to certain non-employees are recorded at their fair value as determined in accordance with general accounting principles for share-based payments and accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, and recognized over the service period. Deferred compensation for options granted to non-employees is remeasured on a quarterly basis through the vesting or forfeiture date.

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

The Company has excluded all outstanding options, stock appreciation rights, warrants, shares subject to repurchase and unearned restricted shares and restricted stock units from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. As of December 31, 2011, the Company had 5,627,332 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $4.85 per share and 10,381,613 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.20 per share.

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

The warranty activity for the year ended December 31, 2011 is as follows:

Warranty accrual at December 31, 2010	$469,837
Warranty expense incurred	762,872
Payments made	(540,877)

Warranty accrual at December 31, 2011	$691,832

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.

Concentrations of Risk

The majority of the Company’s cash, cash equivalents and investments are deposited with one major financial institution in the U.S. Deposits in this institution exceed the amount of insurance provided on such deposits.

One customer, Siemens AG, Medical Solutions, and its affiliated entities, as our distributor, accounted for $1,899,158, $6,074,479, and $6,771,693, or 5%, 11%, and 13% of total net revenue for the years ended December 31, 2011, 2010, and 2009, respectively. No single customer accounted for more than 10% of total revenue for the year ended December 31, 2011.

Reclassifications

Costs of revenue in the prior years’ financial statements have been reclassified to disclose components related to systems and disposables, service and accessories to conform to current year presentation with no impact to reported net income.

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The Update enhances the disclosure of offsetting assets and liabilities by requiring companies to disclose both the gross and net information about instruments and transactions eligible for offset as well as those subject to an agreement similar to master netting arrangements. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2013. The Company is currently evaluating the impact of adoption on the financial statements.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. As the Company has no items of other comprehensive income, the Company is not required to report comprehensive income or other comprehensive income.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This guidance is effective during interim and annual periods beginning after December 15, 2011.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (“ASU 2010-06”), which is an amendment to the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which is effective for fiscal years beginning after December 15, 2010. See “Financial Instruments” section of Note 2 for required disclosures.

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

In June 2008, the FASB ratified the consensus reached on general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This new guidance clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under general accounting principles for accounting for derivative instruments and hedging activities. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and resulted in a reclass from equity to liabilities in the amount of $5.1 million on January 1, 2009. See Note 11 for additional details.

3. Inventory

Inventory consists of the following:

	December 31, 2011	December 31, 2010

Raw materials	$2,264,603	$1,547,020
Work in process	131,980	592,221
Finished goods	3,790,625	3,841,752
Reserve for obsolescence	(151,157)	(539,518)

Total inventory	$6,036,051	$5,441,475

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2011	December 31, 2010

Prepaid expenses	$460,297	$401,789
Deferred cost of revenue	289,312	759,271
Other assets	2,331,875	3,396,658

Total prepaid expenses and other current assets	$3,081,484	$4,557,718

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

5. Property and Equipment

Property and equipment consist of the following:

	December 31, 2011	December 31, 2010

Equipment	$8,977,623	$8,950,043
Equipment held for lease	547,416	547,416
Leasehold improvements	2,473,880	2,473,880

Less: Accumulated depreciation	11,998,919 (8,675,063)	11,971,339 (8,130,717)

Net property and equipment	$3,323,856	$3,840,622

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

As of December 31, 2011 and 2010, the Company had intangible assets of $3.7 million. Accumulated amortization at December 31, 2011 and 2010, was $1,385,849 and $1,086,014, respectively. Amortization expense was $299,835, $230,459, and $133,333, in 2011, 2010, and 2009, respectively, as determined under the straight-line method. The estimated future amortization of intangible assets is $299,833 annually through July 2018, decreasing thereafter to $166,500 annually through May 2020.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2011	December 31, 2010

Accrued salaries, bonus, and benefits	$3,229,382	$4,203,551
Accrued research and development	27,044	246,119
Accrued legal and other professional fees	25,000	170,498
Other	2,421,740	2,346,403

Total accrued liabilities	$5,703,166	$6,966,571

8. Deferred Revenue

Deferred revenue consists of the following:

	December 31, 2011	December 31, 2010

Product shipped, revenue deferred	$2,001,160	$552,692
Customer deposits	1,156,900	312,154
Deferred service and license fees	5,696,959	6,214,317

Less: Long-term deferred revenue	8,855,019 (634,713)	7,079,163 (478,850)

Total current deferred revenue	$8,220,306	$6,600,313

9. Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving credit agreement, due March 2012	$15,290,510	$15,371,063	$11,000,000	$11,284,412
Term note, due December 2013	8,000,000	8,000,000	10,000,000	10,000,000
Cowen	15,173,342	15,173,342	—	—
Biosense Webster Advance	—	—	7,894,091	8,005,365

Total debt	38,463,852	38,544,405	28,894,091	29,289,777
Less current maturities	(21,173,321)	(21,253,874)	(20,894,091)	(21,289,777)

Total long term debt	$17,290,531	$17,290,531	$8,000,000	$8,000,000

Contractual principal maturities of debt at December 31, 2011 are as follows:

2012	$21,173,321
2013	6,308,259
2014	2,705,057
2015	3,171,060
2016	3,717,341
2017 and Beyond	1,388,814

$38,463,852

Revolving line of credit

In November 2008, we signed an Amendment to the Loan and Warrant Purchase Agreement with affiliates of two members of our board of directors (the “Lenders”) in which the Lenders committed to extend their February 2008 agreement to loan the Company an aggregate of $20 million on an unsecured basis. As amended, the commitment would expire on the earlier of March 31, 2010 or the date the Company received at least $20 million of third party, non-bank financing. This facility could also be used by the Company to guarantee its loan commitments to the Company’s primary bank lender, through the same extended term. In February 2009, the Company exercised its option to extend the term of this agreement through March 2010. In conjunction with this agreement, the Company issued warrants to purchase 1,582,280 shares of common stock at $3.16 per share. During 2009, the Company expensed $2.1 million related to these warrants.

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

On September 30, 2011, we entered into a fourth loan modification agreement with our primary lender to reduce the total availability amount of all credit extensions under the Original Agreement, other than the term loan, from $30 million to $20 million.

On November 30, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Under the Amended Loan Agreement, the Company agreed to revised tangible net worth and liquidity ratio covenants. Further, certain intellectual property assets of the Company were added to the collateral which secures repayment of the loan. Finally, the Amended Loan Agreement permits the Company to repay Cowen Healthcare Royalty Partners II, L.P. (“Cowen”) under the Agreement with the royalties due to the Company under the Biosense Agreement, as described above.

As of December 31, 2011, the Company had $15.3 million outstanding under the revolving line of credit and had an unused line of approximately $4.7 million with current borrowing capacity of $16.0 million, including amounts already drawn. As such, the Company had the ability to borrow an additional $0.7 million under the revolving line of credit at December 31, 2011. As of December 31, 2011, the Company was in compliance with all covenants of the bank loan agreement. As of December 31, 2011 the Company had no remaining availability on its Lender loan and guarantee.

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

On September 30, 2011, we entered into a fourth loan modification agreement with our primary lender which modifies the interest rate applicable to the term loan under the Original Agreement from the Lender’s prime rate plus 3.50% to the Bank’s prime rate plus 5.50%.

Cowen Debt

On November 30, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“Amended Loan Agreement”). Under the Amended Loan Agreement, the Company agreed to revised tangible net worth and liquidity ratio covenants. Further, certain intellectual property assets of the Company were added to the collateral which secures repayment of the loan.

In November 2011, we entered into a loan agreement with Cowen. Under the agreement the Company borrowed from Cowen $15 million. The Company may borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. The loan will be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. (the “Biosense Agreement”). The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Cowen will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, the royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The Agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender under the Amended Loans Agreement described above.

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to any of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, on the Final Payment Date, as defined in the amendment, but in no event later than December 31, 2011. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses accrued at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon could be recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. During 2011, we had the right to prepay any amounts due pursuant to the Amendment at any time without penalty. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of December 31, 2011, these amounts plus interest accrued thereon had been repaid in full. The Company recorded research and development expenses of $1.1 million, $0.6 million, and $1.7 million, and disposables, service and accessories revenue of $3.6 million, $3.9 million, and $3.3 million for the years ended December 31, 2011, 2010, and 2009, respectively, related to this agreement.

10. Lease Obligations

The Company leases its facilities under operating leases. For the years ended December 31, 2011, 2010, and 2009 rent expense was $1,711,647, $1,548,869, and $1,727,375, respectively.

In January 2006, the Company moved its primary operations into new facilities. The facility is subject to a lease which expires in 2018. Under the terms of the lease, the Company has options to renew for up to three additional years. The lease contains an escalating rent provision which the Company has straight-lined over the term of the lease.

The future minimum lease payments under non-cancelable leases as of December 31, 2011 are as follows:

Year	Operating Lease
2012	$1,716,764
2013	1,691,661
2014	1,698,431
2015	1,698,431
2016	2,186,668
2017 and Beyond	4,373,336

Total minimum lease payments	$13,365,291

11. Stockholders’ Equity

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

As described above, this offering contained a provision that required a reduction of the exercise price for Series A Warrants if certain equity events occurred. Such an event occurred in February 2009 and as a result, the exercise price for the Series A Warrants was reduced to $3.16 per share. Under the provisions of general accounting principles for hedging and new guidance for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, such a reset provision no longer meets the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations. This new guidance became effective for the Company as of January 1, 2009. Accordingly, the fair value of the warrants of $5.1 million was reclassified from stockholder’s equity into current liabilities at that date. The Company determined that no change in fair value had occurred between the date of closing and December 31, 2008 and as such, the Company did not record a cumulative effect for the change in accounting principal upon adoption of the new guidance. See Note 2 for fair value as of December 31, 2010 and 2011.

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

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the our Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2011.

The Company has reserved shares of common stock for the exercise of warrants, the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31, 2011	December 31, 2010
Warrants	10,381,613	10,381,613
Stock award plans	364,687	2,785,983
Employee Stock Purchase Plan	104,145	188,636

	10,850,445	13,356,232

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

The 2002 Stock Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units to employees, directors, and consultants. Options granted under the 2002 Stock Incentive Plan expire no later than ten years from the date of grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary, but incentive stock options generally vest 25% on the first anniversary of each grant and 1/48 per month over the next three years. Stock appreciation rights are rights to acquire a calculated number of shares of the Company’s common stock upon exercise of the rights. The number of shares to be issued is calculated as the difference between the exercise price of the right and the aggregate market value of the underlying shares on the exercise date divided by the market value as of the exercise date. Stock appreciation rights granted under the 2002 Stock Incentive Plan generally vest 25% on the first anniversary of such grant and 1/48 per month over the next three years and expire no later than ten years from the date of grant. The Company generally issues new shares upon the exercise of stock options and stock appreciation rights.

Restricted share grants under the 2002 Stock Incentive Plan are either time-based or performance-based. Time-based restricted shares generally cliff vest three years after grant. Performance-based restricted shares vest upon the achievement of performance objectives which are determined by the Company’s Board of Directors.

Restricted stock unit grants under the 2002 Stock Incentive Plan are time-based and generally vest over 18 months with 25% vesting at 6 months, an additional 25% vesting at one year, and the final 50% vesting at the end of the 18th month. Restricted stock unit grants to executive level employees generally cliff vest 18 months after the grant date.

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

A summary of the options and stock appreciation rights activity for the year ended December 31, 2011 is as follows:

	Number of Options/SARS	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2010	4,711,082	$1.37-$12.55	$5.80
Granted	2,108,850	$1.00-$4.03	$3.22
Exercised	(4,682)	$1.37-$1.62	$1.54
Forfeited	(1,187,918)	$1.00-$12.03	$5.71

Outstanding, December 31, 2011	5,627,332	$1.00-$12.55	$4.85

As of December 31, 2011, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 4.6 years. Of the 5,627,332 options and stock appreciation rights that were outstanding as of December 31, 2011, 3,005,452 were vested and exercisable with a weighted average exercise price of $6.11 per share and a weighted average remaining term of 2.6 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2011
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price Per Vested Share
$1.00 - $5.94	4,393,830	5.3 years	$3.86	1,753,310	$4.45
$6.77 - $9.90	776,491	2.0 years	$7.06	787,632	$7.10
$10.06 - $12.55	457,011	1.3 years	$10.68	464,510	$10.69

	5,627,332	4.6 years	$4.85	3,005,452	$6.11

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money at December 31, 2011. As of December 31, 2011, no options or stock appreciation rights were in-the-money. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2011 was approximately $0 based on a closing share price of $0.82 on December 31, 2011. The intrinsic value of fully vested options and stock appreciation rights outstanding at December 31, 2011 was approximately $0 based on a closing price of $0.82 on December 31, 2011. During the year ended December 31, 2011, the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was less than $0.1 million. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2011 was $3.22 per share.

During the years ended December 31, 2011, 2010, and 2009, the Company realized less than $0.1 million, $0.5 million, and less than $0.1 million, respectively, from the exercise of stock options and stock appreciation rights.

A summary of the restricted share and unit grant activity for the year ended December 31, 2011 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2010	33,514	$8.19
Granted	629,550	$3.41
Vested	(19,086)	$9.70
Forfeited	(117,390)	$3.70

Outstanding, December 31, 2011	526,588	$3.42

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2010	—	$—
Granted	992,702	$1.09
Vested	—	$—
Forfeited	(4,500)	$1.09

Outstanding, December 31, 2011	988,202	$1.09

A summary of the restricted shares outstanding as of December 31, 2011 is as follows:

Number of Shares

Time based restricted shares	182,088
Performance based restricted shares	344,500

Outstanding, December 31, 2011	526,588

The intrinsic value of restricted shares and restricted stock units outstanding at December 31, 2011 was approximately $0.4 million and $0.8 million, respectively, based on a closing share price of $0.82 as of December 31, 2011. During the year ended December 31, 2011, the aggregate intrinsic value of restricted shares and restricted stock units vested was approximately $0.1 million and $0, respectively, determined at the date of vesting.

During the year ended December 31, 2009, the Company determined that it was not probable that the performance conditions related to certain of its outstanding restricted share awards would be achieved and accordingly, recorded approximately $(0.5) million as a cumulative catch-up adjustment resulting in a reduction of share based compensation.

As of December 31, 2011, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $5.5 million, net of estimated forfeitures of approximately $2.4 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures. During the third quarter of 2011, the Company made an adjustment to its forfeiture rate based on historical information, which resulted in a reduction of share-based compensation of $0.5 million for the year ended December 31, 2011.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan and reserved 250,000 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning July 1, 2009 with an initial purchase date of September 30, 2009. Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2011, a total of 145,855 shares had been purchased under this plan. As of December 31, 2011 there were 104,145 remaining shares available for issuance under the Employee Stock Purchase Plan.

Warrants

In February 2008, the Company issued warrants to the Lenders to purchase 572,246 shares of common stock at $6.99 per share exercisable through February 2013 in conjunction with a $20 million loan commitment as described in Note 9. In February 2009, the Company exercised its option to extend the terms of its guarantee with the same stockholders and issued warrants to the Lenders to purchase 1,582,280 shares of common stock at $3.16 per share exercisable through February 2014 as described in Note 9.

In December 2008, the Company issued warrants associated with two direct offerings as discussed above in “Public Offerings of Common Stock.”

In October 2009, the Company issued warrants to purchase 664,064 shares of common stock in conjunction with an extension of the commitment for unsecured borrowing capacity from the Lenders as described in Note 9.

In November 2010, the Company issued warrants to purchase 800,000 shares of common stock in conjunction with the offering as discussed above in “Public Offerings of Common Stock.”

In December 2010, the Company issued warrants to purchase 111,111 shares of common stock in conjunction with the amendment of the loan agreement as described in Note 9.

During 2011, 2010, and 2009, warrants for 0, 0, and 620,582 shares, respectively, were exercised.

12. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Deferred:
Federal	$11,367,771	$5,650,309	$9,850,636
State and local	1,437,062	464,169	1,299,941

Valuation allowance	12,804,833 (12,804,833)	6,114,478 (6,114,478)	11,150,577 (11,150,577)

	$—	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2011	2010	2009
U.S. statutory income tax rate	34.0%	34.0%	34.0%
State and local taxes, net of federal tax benefit	4.5%	2.3%	4.6%
Permanent differences between book and tax and other	1.5%	(5.6)%	1.3%
Valuation allowance	(40.0)%	(30.7)%	(39.9)%

Effective income tax rate	0.0%	0.0%	0.0%

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

The components of the deferred tax asset are as follows:

	December 31,
	2011	2010
Current accruals	$1,751,515	$2,026,725
Depreciation and amortization	2,644,059	2,418,332
Deferred compensation	4,648,719	3,778,527
Net operating loss carryovers	123,114,797	111,130,672

Deferred tax assets	132,159,090	119,354,256
Valuation allowance	(132,159,090)	(119,354,256)

Net deferred tax assets	$—	$—

As of December 31, 2011, we had federal net operating loss carryforwards of approximately $339.4 million of which approximately $1.7 million will expire by 2012 and approximately $337.7 million will expire between 2018 and 2031. As of December 31, 2011, we had state net operating loss carryforwards of approximately $8.0 million which will expire at various dates between 2012 and 2031 if not utilized.

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

The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2011, accrued interest and penalties were not material.

13. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2011	2010	2009
Basic and diluted:
Net loss	$(32,031,175)	$(19,923,487)	$(27,494,457)
Weighted average common shares outstanding	54,826,266	50,522,001	43,344,324

Net loss per share	$(0.58)	$(0.39)	$(0.63)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2011	2010	2009
Shares outstanding
Restricted shares	526,588	33,282	858,938
Shares issuable upon vesting/exercise of:
Options to purchase common stock	5,627,332	4,711,082	4,675,450
Restricted stock units	988,202	—	—
Warrants	10,381,613	10,381,613	9,623,711

	17,523,735	15,125,977	15,158,099

14. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan. Through September 30, 2011, the Company matched employee contributions dollar for dollar up to 3% of the employee’s salary during the employee’s period of participation. Such employer contributions are discretionary under the 401(k) plan. As of October 1, 2011, the Company suspended all matching contributions indefinitely. For the years ended December 31, 2011, 2010, and 2009, the Company expensed $395,633, $414,765, and $540,168, respectively, related to the plan.

15. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations, or liquidity of the Company.

We have entered into a letter of credit to support a commitment in the amount of less than $0.1 million. This letter of credit is valid through 2015. In addition, we have entered into a purchase agreement for magnets from a vendor in the amount of $1.2 million. This contract will be settled in February 2012.

16. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment.

Geographic revenue is as follows:

	Year Ended December 31,
	2011	2010	2009
United States	$23,947,048	$28,840,803	$22,309,477
International	18,040,384	25,210,434	28,840,078

Total	$41,987,432	$54,051,237	$51,149,555

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

17. Quarterly Data (Unaudited)

The following tabulations reflect the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010:

	Net Sales	Gross Profit	Net Loss	Basic and Diluted Loss Per Share
2011
First quarter	$10,224,704	$7,219,725	$(9,549,933)	$(0.17)
Second quarter	11,602,139	8,085,793	(9,694,685)	(0.18)
Third quarter	8,544,014	5,886,760	(7,273,070)	(0.13)
Fourth quarter	11,616,575	8,297,073	(5,513,487)	(0.10)

2010
First quarter	$10,616,609	$7,695,939	$(8,426,557)	$(0.17)
Second quarter	15,018,078	10,091,925	(3,862,187)	(0.08)
Third quarter	13,872,254	10,017,172	(5,143,897)	(0.10)
Fourth quarter	14,544,296	10,681,514	(2,490,846)	(0.05)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2011, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Stereotaxis, Inc.

We have audited Stereotaxis, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stereotaxis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stereotaxis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Stereotaxis, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Stereotaxis, Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Stereotaxis, Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 15, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2012, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

Attention: Samuel W. Duggan II

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

The following is information with respect to our executive officers:

Michael P. Kaminski

Director, Chief Executive Officer and President

Officer since 2004

Mr. Kaminski, 52, was appointed by the Board of Directors as a Class I director in August 2008. Mr. Kaminski was named Chief Executive Officer in January 2009 and retained the title of President after having previously served as our President and Chief Operating Officer since 2007. Mr. Kaminski previously served as our Chief Operating Officer since he joined the Company in 2002. Prior to joining the Company, Mr. Kaminski spent nearly 20 years with Hill-Rom Company (Hillenbrand Industries). In his last position with Hill-Rom, Mr. Kaminski served as Senior Vice President of North American Sales and Service. Prior to that, he served as General Manager of the Acute Care Hospital Division of Hill-Rom. As our Chief Executive Officer, Mr. Kaminski provides comprehensive insight to the Board of Directors on a broad range of issues, including strategic planning, project implementation, marketing and relationships with investors and the finance community. Mr. Kaminski earned an M.B.A. from Xavier University and a B.S. in Marketing from Indiana University.

Douglas M. Bruce

Chief Technology/Operations Officer

Officer since 2004

Mr. Bruce, 54, has served as our Chief Technology/Operations Officer since 2009. Previously, he served as our Senior Vice President, Research & Development since joining the Company in 2001. Prior to joining the Company, Mr. Bruce was Vice President, Product Development and Marketing, for Intuitive Surgical, a developer and manufacturer of computer-enhanced minimally invasive surgery systems, from 1997 to 2001. Prior to Intuitive Surgical, Mr. Bruce was a Vice President of Engineering at Acuson Corp, a manufacturer of diagnostic ultrasound systems. He has held positions in mechanical, process and manufacturing engineering at Tandon Corp, ISS Sperry Univac and IBM. Mr. Bruce received a M.S. in Mechanical Engineering from the University of Santa Clara and a B.S. in Mechanical Engineering from the University of California at Berkeley.

Frank J. Cheng

Senior Vice President, Marketing and Business Development & General Manager of Odyssey

Officer since 2010

Mr. Cheng, 44, joined Stereotaxis in April 2010 as Senior Vice President, Marketing and Business Development. He became General Manager for the Odyssey business in 2011. He has over 15 years of experience in the medical technology industry leading marketing, business development and start-up ventures. Prior to joining Stereotaxis, Mr. Cheng was President and Chief Executive Officer of Perfinity Biosciences, Inc. (previously Quadraspec, Inc.), from 2009 to 2010. He currently serves as a director of Perfinity Biosciences, Inc. From 2005 to 2009, Mr. Cheng was President and Chief Executive Officer of OBS Medical. For four years prior to that, he was Vice President of Business Development for Roche Diagnostics. Earlier in his career, Mr. Cheng held marketing and strategic planning positions at GE Medical Systems for three years and Hillenbrand Industries (including its subsidiary, Hill-Rom Company) for four years. Mr. Cheng has an MBA from Vanderbilt University and a BBA from Wuhan University.

Samuel W. Duggan II

Chief Financial Officer

Officer since 2011

Mr. Duggan, 48, joined Stereotaxis in October 2011. Prior to joining Stereotaxis, Mr. Duggan was Vice President and Treasurer at RehabCare Group, Inc., a leading provider of post-acute care, from 2009 to 2011. Mr. Duggan held various finance positions with Kellwood Company, one of the largest apparel makers in the U.S., concluding with his role as Vice President, Investor Relations and Treasurer from 2005 to 2008. Prior to that, Mr. Duggan held positions in accounting, business development, purchasing, facilities planning and investor relations at MEMC Electronic Materials, Inc., a global leader in the manufacture and sale of silicon wafers to the semiconductor industry, starting in 1996. Mr. Duggan was with KPMG LLP from 1986 until 1996. Mr. Duggan received an MBA from the University of Notre Dame and a BSBA from Saint Louis University.

Karen W. Duros

Senior Vice President, General Counsel and Secretary

Officer since 2010

Ms. Duros, 57, joined Stereotaxis in 2010. She has over 25 years of business and corporate legal experience in large and small companies. Prior to joining Stereotaxis, she was Senior Counsel for Monsanto Company from 2005 to 2010. From 1998 to 2005, Ms. Duros held several legal positions of increasing responsibility with Great Lakes Chemical Corporation, including Vice President and Secretary from 2004 to 2005, and General Counsel of Great Lakes’ Industrial Products division from 1999 to 2005. Previously, she was Vice President, General Counsel and Secretary of Tastemaker, a joint venture of Mallinckrodt, Inc. and Hercules, Inc., and prior to that, she held several legal positions with Mallinckrodt, Inc. Ms. Duros began her legal career with the St. Louis law firm, Thompson & Mitchell. She earned a law degree from Washington University School of Law and a B.A., Political Science, from Benedictine College.

David A. Giffin

Vice President, Human Resources

Officer since 2010

Mr. Giffin, 63, joined Stereotaxis in January 2007. He was named an officer in 2010. Mr. Giffin has over 30 years of human resources experience. Prior to joining Stereotaxis, from 2001 to 2006, Mr. Giffin was Vice President, Human Resources and Social Enterprise at Provident, Inc., a St. Louis based social service agency. Prior to that position, he was Vice President, Human Resources at Huttig Building Products from 1991 to 2001. He also has held positions as Vice President, Human Resources at St. Johns Medical Center in St. Louis; and Principle Consultant at The Bannon Consulting Group. He spent the early years of his career with Monsanto Company where he held a variety of human resources positions with increasing responsibility. Mr. Giffin earned his M.B.A. and a B.S. in Psychology from Purdue University.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.

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

See Exhibit Index appearing on page 91 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 15, 2012	By:	/s/ MICHAEL P. KAMINSKI
Michael P. Kaminski President & Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael P. Kaminski and Samuel W. Duggan II, and each of them, his true and lawful attorneys-in-fact and agents, with full Power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full Power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRED A. MIDDLETON Fred A. Middleton	Chairman of the Board of Directors	March 15, 2012

/s/ MICHAEL P. KAMINSKI Michael P. Kaminski	President & Chief Executive Officer, Director (principal executive officer)	March 15, 2012

/s/ SAMUEL W. DUGGAN II Samuel W. Duggan II	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2012

/s/ CHRISTOPHER ALAFI Christopher Alafi	Director	March 15, 2012

/s/ DAVID W. BENFER David W. Benfer	Director	March 15, 2012

/s/ WILLIAM M. KELLEY William M. Kelley	Director	March 15, 2012

/s/ JOSEPH D. KEEGAN Joseph D. Keegan	Director	March 15, 2012

/s/ WILLIAM C. MILLS III William C. Mills III	Director	March 15, 2012

/s/ ROBERT J. MESSEY Robert J. Messey	Director	March 15, 2012

/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky	Director	March 15, 2012

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at the End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2011	$367,536	$691,459	$(391,466)	$667,529
Year ended December 31, 2010	$322,463	$107,360	$(62,287)	$367,536
Year ended December 31, 2009	$328,307	$353,532	$(359,376)	$322,463

Allowance for inventories valuation:
Year ended December 31, 2011	$539,518	$156,852	$(545,213)	$151,157
Year ended December 31, 2010	$812,468	$67,252	$(340,202)	$539,518
Year ended December 31, 2009	$583,278	$321,058	$(91,868)	$812,468

EXHIBIT INDEX

Number	Description

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Fourth Amended and Restated Investor Rights Agreement, dated December 17, 2002, by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.3.

4.3	Joinder Agreement to Series D-2 Preferred Stock Purchase Agreement, Fourth Amended and Restated Investor Rights Agreement and Amendment to Second Amended and Restated Stockholders’ Agreement dated January 21, 2003, by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.4.

4.4	Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated May 27, 2003, by and among Registrant and certain stockholders incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.5.

4.5	Second Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated December 22, 2003, by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.6.

4.6	Third Joinder and Amendment to Second Amended and Restated Stockholders’ Agreement and Fourth Amended and Restated Investor Rights Agreement, dated January 28, 2004, by and among Registrant and certain stockholders, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.7.

4.7a	Form of Warrant issued pursuant to that certain Note and Warrant Purchase Agreement effective February 7, 2008, between the Registrant and certain investors named therein (included in Exhibit 10.21a, which is incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File 000-50884) for the fiscal year ending December 31, 2007).

4.7b	Form of Warrant issued pursuant to that certain First Amendment to Note and Warrant Purchase Agreement effective December 29, 2008, between the Registrant and the investors named therein (included in Exhibit 10.21b, which is incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008).

4.7c	Form of Warrant issued pursuant to that certain Second Amendment to Note and Warrant Purchase Agreement effective October 9, 2009, between the Registrant and certain investors named therein (included in Exhibit 10.21c, which is incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009).

Number	Description

4.7d	Form of Warrant issued pursuant to that certain Third Amendment to Note and Warrant Purchase Agreement effective November 10, 2010, between the Registrant and certain investors named therein (included in Exhibit 10.21d).

4.8	Form of Series A Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.9	Form of Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.10

Warrant to Purchase Stock pursuant to that certain Loan and Security Agreement, dated

December 17, 2010, between Silicon Valley Bank and the Company incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010 .).

10.1#	1994 Stock Option Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.1.

10.2a#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.2b#	Form of Incentive Stock Option Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.2c#	Form of Non-Qualified Stock Option Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.2d#	Form of Restricted Stock Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.2e#	Form of Performance Share Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.2f#	Form of Stock Appreciation Right Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.2g#	Form of Restricted Share Unit Terms of Award under 2002 Stock Incentive Plan (filed herewith).

10.3#	2009 Employee Stock Purchase Plan, as adopted June 10, 2009, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.4a#	2002 Non-Employee Directors’ Stock Plan, as amended and restated May 29, 2008, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.4b#	Form of Non-Qualified Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.4c#	Form of Restricted Share Unit Agreement, Director Award, under 2002 Stock Incentive Plan (filed herewith).

Number	Description

10.5a#	Employment Agreement dated April 17, 2002, between Michael P. Kaminski and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.8.

10.5b#	First Amendment to Employment Agreement dated as of May 29, 2008, by and between the Registrant and Michael P. Kaminski, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed June 3, 2008.

10.5c#	Corrected Second Amendment to Employment Agreement dated August 6, 2009, by and between Michael P. Kaminski and the Registrant, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.5d#	Amendment to Executive Employment Agreement dated October 1, 2011 by and between the Company and Michael P. Kaminski (filed herewith).

10.6a#	Employment Agreement dated August 5, 2009, between Daniel J. Johnston and the Registrant, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.6b#	Consulting Agreement dated August 5, 2011, by and between the Company and Daniel J. Johnston incorporated by reference to Exhibit 99.2 of Registrant’s Form 8-K (File No. 000-50884) filed on August 8, 2011.

10.7a#	Form of Executive Employment Agreement between certain executive officers and the Registrant (filed herewith).

10.7b#	Form of Amendment to Executive Employment Agreement between certain executive officers and the Company (filed herewith).

10.8	Summary of management bonus plan (filed herewith).

10.9#	Summary of annual cash compensation of named executive officers (filed herewith).

10.10#	Summary of Non-Employee Directors’ Compensation (filed herewith).

10.11a#	Stereotaxis Advisory Board and Consulting Agreement, dated February 25, 2009, between the Company and Eric N. Prystowsky, MD, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2009.

10.11b#	Amendment to Stereotaxis Advisory Board and Consulting Agreement, dated February 15, 2010, between the Company and Eric N. Prystowsky, MD incorporated by reference to Exhibit 10.11 b of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010.

10.11c#	Stereotaxis Advisory Board and Consulting Agreement, dated February 25, 2011, between the Company and Eric N. Prystowsky, MD incorporated by reference to Exhibit 10.2 the Registrant’s Form 10-Q (File No. 000-50884) filed for the fiscal quarter ended March 31, 2011.

10.12a†	Collaboration Agreement dated June 8, 2001, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.12b†	Extended Collaboration Agreement dated May 27, 2003, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.12c†	Amendment to Collaboration Agreement dated May 5, 2006, between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

Number	Description

10.13a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.13b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.13c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.13d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.13e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.13f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.13g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

10.13h†	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010 incorporated by reference to Exhibit 10.13h of the Registrant’s Form 10-K (File No. 000-50884) filed for the fiscal year ended December 31, 2010).

10.13i	Seventh Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc., effective December 5, 2011 (filed herewith).

10.14	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.15†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.16†	Japanese Market Development Agreement dated May 18, 2004, between the Registrant, Siemens Aktiengesellschaft and Siemens Asahi Medical Technologies Ltd., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.32.

10.17a†	Office Lease dated November 15, 2004, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

Number	Description

10.17b	Amendment to Office Lease dated November 30, 2007, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.18	Amended and Restated Loan and Security Agreement, dated March 12, 2009, between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q/A (File No. 000-50884) for the fiscal quarter ended March 31, 2009.

10.19a	First Loan Modification Agreement (Domestic), dated December 15, 2009, between the Company and Silicon Valley Bank, , incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on December 21, 2009.

10.19b	Second Loan Modification Agreement (Domestic), dated December 17, 2010, between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.19b of the Registrant’s Form 10-K (File No. 000-50884) filed for the fiscal year ended December 31, 2010

10.19c	Third Loan Modification Agreement, dated June 29, 2011, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 6, 2011.

10.19d	Fourth Loan Modification Agreement (Domestic), dated September 30, 2011, between the Company, Stereotaxis Internationl, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on October 4, 2011.

10.19e	Waiver Agreement, dated October 31, 2011, by and among the Company, Stereotaxis, International, Inc and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 4, 2011.

10.19f	Second Amended and Restated Loan and Security Agreement, effective November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Silicon Valley Bank (filed herewith).

10.20a	Export-Import Bank Loan and Security Agreement, dated March 12, 2009, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2009.

10.20b	Export-Import Bank First Loan Modification Agreement, dated December 15, 2009, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-50884) filed on December 21, 2009.

10.20c	Export-Import Bank Second Loan Modification Agreement, dated December 17, 2010, by and among the Company, Stereotaxis International, Inc., and Silicon Valley Bank incorporated by reference to Exhibit 10.20c of the Registrant’s Form 10-K (File No. 000-50884) filed for the fiscal year ended December 31, 2010.

10.20d	Export-Import Bank Loan and Security Agreement, dated September 30, 2011, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-50884) filed on October 4, 2011.

10.20e	Amended and Restated Export-Import Bank Loan and Security Agreement effective November 30, 2011, among the Company, Stereotaxis International, Inc. and Silicon Valley Bank (filed herewith).

10.21a	Note and Warrant Purchase Agreement, effective February 7, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.21b	First Amendment to Note and Warrant Purchase Agreement, effective December 29, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008.

Number	Description

10.21c	Second Amendment to Note and Warrant Purchase Agreement, effective October 9, 2009, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.21d	Third Amendment to Note and Warrant Purchase Agreement, effective November 10, 2010, between the Registrant and the investors named therein incorporated by reference to Exhibit 10.21d of the Registrant’s Form 10-K (File No. 000-50884) filed for the fiscal year ended December 31, 2010.

10.22a	Loan Agreement dated as of November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Cowen Healthcare Royalty Partners II LLC (filed herewith).

10.22b	Intercreditor Agreement dated as of December 5, 2011 by and among the Company, Stereotaxis International, Inc., Cowen Healthcare Royalty Partners II LLC and Silicon Valley Bank (filed herewith).

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.