Form 10-K/A
period 2011-12-31
Stereotaxis, Inc.
filed 2012-04-27
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K / A

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

The number of outstanding shares of the registrant’s common stock on March 30, 2012 was 56,243,302.

STEREOTAXIS, INC.

EXPLANATORY NOTE

The Board of Directors of Stereotaxis, Inc. has decided to delay our annual meeting of shareholders for 2012. As a result, this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 is being filed to add information required by Part III of Form 10-K, which was cross-referenced to the Company’s 2012 proxy statement for the annual shareholders’ meeting in the Form 10-K originally filed on March 15, 2012.

This amendment does not amend or update any other information set forth in the original Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed on March 15, 2012.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

In this report, “Stereotaxis,” the “Company,” “we,” “us,” and “our” refer to Stereotaxis, Inc. and its wholly-owned subsidiaries. Niobe®, EpochTM and OdysseyTM are trademarks of Stereotaxis, Inc. All other trademarks that may appear in this report are the property of their respective owners.

Directors

The following persons currently serve as directors of the Company:

Christopher D. Alafi, Ph.D.

Director since August 2000

Dr. Alafi, 48, has been a General Partner of Alafi Capital Company, LLC, a venture capital firm, since 1995. He was previously a Physiology and Anatomy teacher at Santa Monica College, a visiting scholar at Stanford University (Chemistry Department) and a researcher at DNAX. Dr. Alafi received a D.Phil. in Biochemistry from the University of Oxford and a B.A. in Biology from Pomona College. Because of Dr. Alafi’s educational background and board service with several privately-held life sciences companies, he has valuable experience regarding the Company’s general management, information technology, finance and strategic planning.

David W. Benfer

Director since February 2005

Mr. Benfer, 65, currently serves as the Chairman of The Benfer Group LLC, which provides advisory services to healthcare providers and suppliers. In addition, along with Mr. Kelley, he serves as a partner in Advisors to Healthcare Suppliers, a healthcare and health services consulting firm. Since 2010, he has served on the advisory board of Investor Growth Capital U.S., a venture capital firm. From 1999 to 2009, Mr. Benfer served as President and Chief Executive Officer of Saint Raphael Healthcare System and the Hospital of Saint Raphael, New Haven, Connecticut. Prior to that, he was the President and Chief Executive Officer of the Provena-Saint Joseph/Morris Health Network in Joliet, Illinois from 1992 to 1999. Mr. Benfer served as Senior Vice President for Hospital and Urban Affairs for the Henry Ford Health System in Detroit and Chief Executive Officer of the Henry Ford Hospital from 1985 to 1992. He served as the Chairman of the American College of Healthcare Executives (ACHE) from 1998 to 1999 and on its Board of Governors from 1992 to 2000. Mr. Benfer was named a Fellow of ACHE in 1981 and served on the Board of the Catholic Health Association from 2003 until 2008. Mr. Benfer also serves as a director of a private financial institution. He earned his M.B.A. from Xavier University and his B.S.B.A. from Wittenburg University. Mr. Benfer’s extensive experience in the healthcare industry and in hospital management provides the Company with useful industry information related to technology acquisition, governance, and risk and liability issues.

Michael P. Kaminski

Director since August 2008

Mr. Kaminski, 52, was named Chief Executive Officer effective January 1, 2009, and retained the title of President after having previously served as our President and Chief Operating Officer since February 2007. Mr. Kaminski previously served as our Chief Operating Officer since he joined the Company in April 2002. Prior to joining the Company, Mr. Kaminski spent nearly 20 years with Hill-Rom Company (Hillenbrand Industries). In his last position with Hill-Rom, Mr. Kaminski served as Senior Vice President of North American Sales and Service. Prior to that, he served as General Manager of the Acute Care Hospital Division of Hill-Rom. Mr. Kaminski earned an M.B.A. from Xavier University and a B.S. in Marketing from Indiana University. As our Chief Executive Officer, Mr. Kaminski provides comprehensive insight to the Board on a broad range of issues, including strategic planning, project implementation, marketing and relationships with investors and the finance community.

Joseph D. Keegan, Ph.D.

Director since February 2011

Dr. Keegan, 58, served as the president, chief executive officer and a director of ForteBio, Inc., a venture capital funded life sciences company, from 2007 until February, 2012. He currently serves as a director of Seahorse Bioscience, Inc., Response Biomedical Corp., as chairman of the board of Labcyte Corporation, and as a director and chairman of the board of the Analytical and Life Science Systems Association. From 1998 to 2007, Dr. Keegan was president, chief executive officer and a director of Molecular Devices Corporation. From 1992 to 1998, he held several senior management positions with Becton Dickinson and Company, including president of Worldwide Tissue Culture, and vice president and general manager of Worldwide Flow Cytometry. Prior to that, he held a number of positions with Leica, Inc., General Electric Company and Hewlett Packard Company. He previously served as a director of Alpha Innotech Corp., BioImagene Corporation, Essen Instruments and Upstate Biotechnology. He also serves on the board of directors of the San Francisco Opera. Dr. Keegan earned a Ph.D. in Physical Chemistry from Stanford University and a B.A. in Chemistry from Boston University. Dr. Keegan’s strong executive experience and knowledge of high growth life sciences businesses provides valuable support for general management matters and commercial adoption of our products.

William M. Kelley

Director since January 2003

Mr. Kelley, 76, has served as the Chairman Emeritus of Hill-Rom Company since July 2005. Prior to that time, he held the position of Chairman since 1995. He also currently is a partner, along with Mr. Benfer, of Advisors to Healthcare Suppliers, a healthcare and health services consulting firm and he serves as its president. Mr. Kelley served as President and CEO of Hill-Rom Company from 1992 to 1995, Sr. Vice President, Sales and Operations from 1989 to 1992 and Sr. Vice President, Sales and Marketing from 1980 to 1989. He currently serves as the co-chairman on the advisory board of 1-800-DOCTORS. He has been honored numerous times for his contributions to the healthcare industry including as an Honorary Fellow of the American College of Health Care Executives. He was educated at Hanover College and George Washington University. Mr. Kelley’s experience and leadership at Hill-Rom Company and Advisors to Healthcare Suppliers provides the Company with important insight on our operational and sales initiatives.

Robert J. Messey

Director since May 2005

Mr. Messey, 66, served as the Senior Vice President and Chief Financial Officer of Arch Coal, Inc. from December 2000 until his retirement in April 2008. Prior to joining Arch Coal, he served as the Vice President of Financial Services of Jacobs Engineering Group, Inc. from 1999 to 2000 following that company’s acquisition of Sverdrup Corporation, where he had served as Senior Vice President and Chief Financial Officer from 1992 to 1999. Mr. Messey was an audit partner at Ernst & Young LLP from 1981 to 1992. He serves as a director and member of the audit and compensation committees of Oxford Resources Partners, LP, a publicly traded coal mining company. He previously served as a director and chairman of the audit committee of Baldor Electric Company, a publicly traded manufacturer of industrial electrical motors. He also serves as an advisory director, chairman of the audit committee, and member of the compensation committee of a privately held mining company. Mr. Messey earned his B.S.B.A. from Washington University. Mr. Messey’s experience in finance provides the Board with a great deal of expertise on the financing, accounting and compliance matters.

Fred A. Middleton

Chairman of the Board since June 1990

Mr. Middleton, 62, has been a General Partner in Sanderling Ventures since 1987. Prior to that time, he was an independent investor in the biomedical field. From 1984 to 1986, Mr. Middleton was Managing General Partner of Morgan Stanley Ventures. He joined Genentech, Inc. in 1978 and was a part of the management team in the company’s early formative period, assisting in developing its strategy and holding a variety of roles including

Vice Presidencies of Finance, Administration, and Corporate Development, and Chief Financial Officer. Mr. Middleton also served as President of Genentech Development Corporation. Prior to that time, he served as a consultant with McKinsey & Company and as a Vice President of Chase Manhattan Bank. Mr. Middleton is a director of two publicly held biotechnology companies, Endocyte, Inc. and Pacira Pharmaceuticals, Inc. He also serves as a member of the board of directors of several privately held biomedical companies. Mr. Middleton holds an M.B.A. from Harvard University and a B.S. degree in Chemistry from the Massachusetts Institute of Technology. Mr. Middleton’s business experience provides a unique perspective on the Company’s strategic initiatives, investor markets and financial outlook. His service on the Board for over 20 years provides valuable insight in his position as Chairman of our Board.

William C. Mills III

Director since June 2000

Mr. Mills, 56, is currently an independent venture capitalist with over 30 years of experience in venture capital. From 2004 until 2009, Mr. Mills was a managing member of a management company conceived by EGS Healthcare Capital Partners to manage EGS Private Healthcare Partnership III. Earlier, Mr. Mills was a Partner in the Boston office of Advent International, a private equity and venture capital firm, for five years. At Advent, he was co-responsible for healthcare venture capital investments and focused on investments in the medical technology and biopharmaceutical sectors. Before joining Advent, Mr. Mills spent more than 11 years with the Venture Capital Fund of New England where he was a General Partner. Prior to that, he spent seven years at PaineWebber Ventures/Ampersand Ventures as Managing General Partner. Currently, he is a member of the board of directors of Interleukin Genetics, Inc., a publicly traded company that develops and markets genetic tests, and he is a director of several private life science companies. Mr. Mills received an S.M. in Chemistry from the Massachusetts Institute of Technology, an M.S. in Management from the Massachusetts Institute of Technology Sloan School of Management and an A.B. in Chemistry from Princeton University. Mr. Mills has significant experience serving on the boards of growing companies in the medical technology and biotechnology fields. This experience, coupled with his scientific and technical expertise, provides valuable knowledge regarding the Company’s strategy, intellectual property, regulatory, and compliance activities.

Eric N. Prystowsky, M.D.

Director since February 2007

Dr. Prystowsky, 64, has been the Director of the Clinical Electrophysiology Laboratory at St. Vincent Hospital in Indianapolis, Indiana, since 1988. He also currently is a Consulting Professor of Medicine at Duke University Medical Center. He is the former chairman of the American Board of Internal Medicine’s test writing committee for the Electrophysiology Board Certification Examination and the past president of Heart Rhythm Society. He currently serves as Editor-in-Chief of the Journal of Cardiovascular Electrophysiology. Dr. Prystowsky also serves on the board of directors of CardioNet, Inc., a publicly held cardiac rhythm services company. From 1986 to 1988, Dr. Prystowsky was Professor of Medicine and Director of Clinical Electrophysiology at Duke University Medical Center. From 1979 to 1986, he served as a full time faculty member at the Indiana University School of Medicine, where he was director of the electrophysiology laboratory. He earned his M.D. from the Mt. Sinai School of Medicine and a bachelor’s degree from Pennsylvania State University. Dr. Prystowsky completed his internal medicine training at Mt. Sinai Hospital in New York City and his training in cardiology and clinical electrophysiology at Duke University Medical Center. Dr. Prystowsky has conducted extensive research with respect to cardiac arrhythmias, the treatment of which is one of the Company’s primary focuses. Dr. Prystowsky is also internationally recognized as an expert in atrial fibrillation and such expertise is important in the Company’s product development efforts.

Audit Committee

The Board has established the Audit Committee as one of three standing committees of the Board. The members of the Audit Committee are Robert J. Messey, Chairman; David W. Benfer; and William C. Mills III.

The Board has determined that each member of the Audit Committee is independent and each is financially sophisticated under the NASDAQ Global Market rules. Mr. Messey, who currently serves as the chair of the Audit Committee, qualifies as an Audit Committee Financial Expert under SEC rules and regulations. The Board based its determination in part on Mr. Messey’s experience as the chief financial officer of a publicly-held company, a former audit partner of Ernst & Young LLP, and as a member of the audit committees of several other publicly-held companies.

Nomination of Directors by Shareholders

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors subsequent to the disclosures of such procedures incorporated in the Company’s previous annual report.

Code of Ethics and Business Conduct

Our Board adopted a Code of Ethics and Business Conduct for all of our directors, officers and employees effective August 1, 2004. Shareholders may download a free copy of our Code of Business Conduct and Ethics from our website (www.stereotaxis.com) or by request to our Chief Financial Officer as follows:

Stereotaxis, Inc.

Attention: Samuel W. Duggan, II

4320 Forest Park Avenue, Suite 100

St. Louis, Missouri 63108

314-678-6100

To the extent required by law or the rules of the NASDAQ Global Market, any amendments to, or waivers from, any provision of the Code of Ethics and Business Conduct will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website (www.stereotaxis.com) in accordance with SEC rules. Information on our website does not constitute part of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires all Company executive officers, directors and persons owning more than 10% of any registered class of our capital stock to file reports of ownership and changes in ownership with the SEC. Based solely on the reports received by us and on written representations from reporting persons, we believe that all such persons timely filed such reports during the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The Board has established a Compensation Committee as a standing committee of the Board. The members of the Compensation Committee are Fred A. Middleton, Chairman; William M. Kelley; and Robert J. Messey.

Director Compensation Policies

In May 2011, the Compensation Committee adopted a revised compensation program for non-employee directors. Under the revised program, meeting fees were eliminated and the annual retainer fees were increased. Additionally, the annual grant to directors of options to purchase our common stock was revised to consist of an award of restricted shares and a reduced number of options. At each annual shareholders’ meeting, all non-employee directors receive an automatic grant of restricted shares and an option to purchase a number of shares of common stock (which may include additional shares for the chairman or other Board members) as determined by the Board. Additionally, the Compensation Committee may grant other restricted shares or options to non-employee directors from time to time. Each director currently receives an annual grant of 2,700 restricted shares (or 5,400 in the case of the Chairman of the Board) and an option to purchase 10,500 shares (or 21,000 in the case of the Chairman of the Board).

In addition to the annual grants, newly elected directors are entitled to receive an initial option to purchase 21,000 shares of common stock and 5,400 restricted shares. Further, members who participate on the principal committees of the Board receive annual supplemental awards. The chairman and/or designated financial expert of the Audit Committee and the chairman of the Compensation Committee each receive an annual grant of 7,000 options and 1,800 restricted shares, and the chairman of the Nominating and Corporate Governance Committee receives an annual grant of 3,500 options and 900 restricted shares. Each other member of the Audit, Compensation and Nominating and Corporate Governance Committees receives an annual grant of 1,750 options and 450 restricted shares. Initial grants of options and restricted shares to new directors vest over a two-year period, with 50% vesting after the first year and the remainder vesting monthly thereafter. All other restricted shares and options vest one year from the date of grant or on the date of the next annual shareholders’ meeting, whichever is earlier. All options under the plan are granted at a price equal to the fair market value of the stock on the date of grant and have a term of 10 years.

The directors’ annual retainer fees are generally paid quarterly. The payments made during the first and second quarters of 2011 were made according to the non-employee directors’ compensation program in effect prior to May 2011. Under that program, each non-employee director received an annual retainer of $18,000 ($24,000 for the chairman of the Board), and a payment of $1,500 for each in-person Board meeting and $500 for each telephone meeting.

Under the compensation program adopted by the Board in May 2011, each non-employee director receives a $30,000 annual retainer ($36,000 for the chairman of the Board) for Board membership. Beginning with the third quarter of 2011, payments of annual retainers were made under this program. Each member of the Strategy and Technology Committee received a one-time cash retainer of $10,000. The chairman of the Strategy and Technology Committee received a one-time cash retainer of $15,000, in lieu of the member retainer. In addition, during 2011, the Board approved an additional retainer of $100,000, payable quarterly, for the Chairman of the Strategy and Technology Committee in connection with additional assistance to be furnished to the Board relating to a number of assignments on behalf of the Committee.

For the period from January 1, 2012 through December 31, 2012, the annual cash retainer payable to each non-employee director was reduced by 50%, and each director was granted restricted share units in lieu of the cash payments.

We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance and participation in Board and Committee meetings.

The following table discloses compensation information of members of our Board of Directors for serving as members of the Company’s Board in 2011:

Director	Fees Earned or Paid in Cash ($)	Stock Awards $ (1)	Option Awards ($) (1)	All Other Compensation	Total ($)
Fred A. Middleton (2)	36,500	23,256	51,100	—	110,856
Christopher D. Alafi (3)	36,750	10,175	22,356	—	69,281
David W. Benfer (4)	40,500	11,628	25,550	—	77,678
Michael P. Kaminski (5)	—	—	—	—	—
Joseph D. Keegan (6)	25,000	11,628	25,550	—	62,178
William M. Kelley (7)	29,250	8,721	19,163	20,000	77,134
Robert J. Messey (8)	34,250	15,989	35,131	—	85,370
William C. Mills III (9)	83,000	13,082	28,744	—	124,826
Eric N. Prystowsky, M.D. (10)	25,500	8,721	19,163	41,800	95,184

(1)	Amount represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)

7,200 time-based restricted stock awards were outstanding as of December 31, 2011, none of which were vested as of such date. 225,500 options were outstanding as of December 31, 2011, 197,500 of which were exercisable as of such date.

(3)

3,150 time-based restricted stock awards were outstanding as of December 31, 2011, none of which were vested as of such date. 92,250 options were outstanding as of December 31, 2011, 80,000 of which were exercisable as of such date.

(4)

3,600 time-based restricted stock awards were outstanding as of December 31, 2011, none of which were vested as of such date. 111,500 options were outstanding as of December 31, 2011, 97,500 of which were exercisable as of such date.

(5)

As a member of the Company’s management, Michael P. Kaminski did not receive compensation for his services as a director in 2011. The compensation received by Mr. Kaminski as an employee of the Company is shown in the Summary Compensation Table below.

(6)

Dr. Keegan joined the Board effective February 2011. He received an initial grant of 30,000 options under the director compensation program in effect prior to May 2011. 3,600 time-based restricted stock awards were outstanding as of December 31, 2011, none of which were vested as of such date. 40,500 options were outstanding as of December 31, 2011, none of which were exercisable as of such date.

(7)

2,700 time-based restricted stock awards were outstanding as of December 31, 2011, none of which were vested as of such date. 135,527 options were outstanding as of December 31, 2011, 121,527 of which were exercisable as of such date. All other compensation reflects amounts paid under a consulting agreement between Mr. Kelley and the Company. The consulting agreement was terminated by mutual agreement in August 2011.

(8)

4,950 time-based restricted stock awards were outstanding as of December 31, 2011, none of which were vested as of such date. 139,250 options were outstanding as of December 31, 2011, 120,000 of which were exercisable as of such date.

(9)

4,050 time-based restricted stock awards were outstanding as of December 31, 2011, none of which were vested as of such date. 140,750 options were outstanding as of December 31, 2011, 125,000 of which were exercisable as of such date.

(10)

2,700 time-based restricted stock awards were outstanding as of December 31, 2011, none of which were vested as of such date. 78,000 options were outstanding as of December 31, 2011, 67,500 of which were exercisable as of such date. All other compensation reflects amounts paid under a consulting agreement between Dr. Prystowsky and the Company.

Compensation Discussion and Analysis

Executive Summary

2011 represented a challenging year for our business as we transitioned to a new robotic platform, launching our next generation Niobe® ES magnetic navigation system. The launch of this platform occurred at the end of the year in December 2011 and has already received very positive feedback, with operators noting an improvement in efficiency due to the Niobe® ES system in over 90% of cases. However, the anticipated launch of the Niobe® ES system also adversely impacted our financial performance in 2011, as potential customers awaited the new platform in lieu of ordering the Niobe® II system, our prior generation technology. While this has ultimately contributed to a year-over-year decline in revenue and new capital orders, we nevertheless view the Niobe® ES system, as well as our EpochTM Solution also introduced in 2011, as a platform for growth, and we also saw strong performance with respect to the utilization of our robotic technology and associated recurring revenues. Our significant business outcomes for 2011 are as follows:

•	Total revenues fell by 22.3% to $42.0 million, primarily in connection with the transition to the new Niobe® ES system that resulted in a decline in new capital orders over the year;

•	Although capital orders were down, the Niobe system continued to have double digit growth in the volume of EP procedures and in the utilization for complex cardiac ablations;

•	Driven by strong utilization of our technology, recurring revenue increased by 15.1% to $26.4 million;

•	We proactively recognized the challenges of our business transition and took significant action to control costs—by the end of 2011 we reduced our annualized operating expense run rate by 20%; and

•	Reflective of the above outcomes, our stock price has declined from approximately $4/share at the beginning of 2011 to approximately $0.80/share by year end.

Within this business performance context, the compensation outcomes for the 2011 fiscal year, as well as pay program decisions made to-date in 2012, continue to reflect our commitment to aligning executive pay and business performance. Consequently, we note the following linkages of pay and performance with respect to 2011 and thus far in 2012:

•	No payouts were earned under the 2011 Management Bonus Plan

Reflecting our decline in revenues and orders over 2011, which were both key metrics in the 2011 Management Bonus Plan, our executives received no payouts under this incentive program.

•	2011 long-term incentive awards have realized no value

During 2011, executives received a mix of stock-settled stock appreciation rights (“SARs”) and performance-based restricted shares. These SARs, with a strike price of $3.52, are currently underwater, and the earnings before interest, taxes, depreciation and amortization (“EBITDA”) and GAAP net income performance criteria for the performance shares have not yet been achieved. These performance-based shares will not vest and will be forfeited if these objectives are not met by the end of the 3-year period ending December 31, 2013.

•	Stock ownership guidelines were implemented for our executive officers

In addition to providing regular grants of equity, we believe that setting ownership standards for our executive team ensures that they are well-aligned with shareholder interests by having a certain amount of their personal wealth invested in the Company.

•	Commencing in October 2011, a portion of executive base salaries are to be paid in RSUs over an 18-month period; these RSUs vest at the conclusion of this period

By converting a component of executive base salary into time-vested equity (recommended by our senior executives), we controlled cash expense, linked a greater proportion of executive pay to stock price performance, and aligned management with the broader non-management employee base that received retention equity awards approximately at the same time. Over the 18-month period, our President & CEO will receive $102,000 of his base salary in restricted stock units (“RSUs”). Our Senior Vice President, Marketing and Business Development will receive $42,750 of his base salary in RSUs, and our Senior Vice President, General Counsel and Secretary will receive $40,500 of her base salary in RSUs.

•	The 2012 Management Bonus Plan creates a sense of urgency and incorporates performance objectives that are critical to our business recovery

The 2012 annual bonus opportunity focuses on achievement of business plan objectives with respect to revenues, capital orders and adjusted EBITDA. As business circumstances in 2011 had a significant adverse impact on our ability to generate revenue and new capital orders, we view improved performance in these metrics as key priorities for the business in the coming year. Performance will be measured and bonuses paid on a semi-annual basis to create further emphasis on a rapid turn around in our business.

•	2012 performance share awards vest only upon the achievement of bottom line milestones

These awards vest only upon the achievement of positive adjusted EBITDA and adjusted net income criteria over the next two fiscal years. We believe that these are significant milestones toward our business being able to operate on a cash flow positive basis and will create significant shareholder value. Over the next two fiscal years these shares vest as follows: 50% upon achievement of one quarter of positive adjusted EBITDA by December 31, 2012, and 50% vest upon achieving at least two out of three consecutive quarters with positive adjusted net income by December 31, 2013.

These recent pay outcomes and actions reflect our success in deploying compensation programs that balance pay realized by executives and the returns to our shareholders. The Committee further recognizes the importance of both providing market competitive pay opportunities and also motivating and retaining key talent in a challenging business environment. Specifically, we are guided by our compensation philosophy, as described in the section following this Executive Summary, to ensure that compensation programs consistently support our business objectives. As circumstances were dynamic over the course of 2011 and continuing into 2012, the Compensation Committee approved a number of different actions over this time, including the provision of special incentive opportunities, to adapt our compensation strategy to such circumstances as they arose. Ultimately, we believe that the decisions made over 2011 and those made so far in 2012 reflect the Committee’s efforts to appropriately incentivize executives, particularly with respect to rewarding management for capitalizing on the significant potential of, and market excitement around, our new EpochTM Solution.

At its February 2011 meeting, the Committee approved our fiscal year 2011 Management Bonus Plan and long-term incentive equity awards. Our equity grant strategy was to motivate management and other employees in light of our depressed stock price, at the time trading between $3 and $4/share. Also approved were two key governance items: a new peer group and stock ownership guidelines.

1.	Adopted a new 18 company peer group and introduced the review of high technology company compensation survey data

An updated peer group of companies was created using a set of criteria representative of the companies with which we compete for executive talent. This new group is intended to provide a key external reference for purposes of benchmarking our executive pay, designing incentive programs, and establishing other sound compensation governance practices. In addition to the peer group, we also introduced the review of survey-based compensation data from high technology companies as an additional part of the compensation assessment process.

2.	Implemented stock ownership guidelines for executive officers

For our executive officers, including the Named Executive Officers, we have adopted stock ownership guidelines that require these executives to achieve a certain level of ownership by February 2014. In addition to facilitating an executives-as-owners environment, we believe that a substantial stock ownership requirement, and a relatively short time-period to comply, creates an appropriate sense of urgency to drive growth in our stock price.

3.	Increased base salaries for our Named Executive Officers

We increased the base salary of the President & CEO by 5% in consideration of the competitive positioning of his pay vs. market, his individual performance over the 2010 fiscal year, and that he had not received a base salary increase since January 2009, when he was first promoted to his current role as President & CEO. We also provided smaller base salary adjustments to certain other Named Executive Officers, ranging from 0.0% to 3.6%, in order to recognize these officers’ individual performance and development over the 2010 fiscal year.

4.	Approved the 2011 Management Bonus Plan

Target annual incentive opportunities for Named Executive Officers were set as the same as in prior years, but we introduced growth rate in electrophysiology (EP) procedures as a new plan metric. This metric reflects the degree to which our products are achieving broad-based adoption and is a key to generating shareholder value.

5.	Implemented a front-loaded 2011 long-term incentive equity program

Our equity award strategy in 2011 was to provide front-loaded grants to generate excitement throughout our employee base. These awards were intended to provide award value covering the 2011 and 2012 fiscal years, while supporting our goal to recreate a start-up culture. These awards were also intended to reinforce a sense of urgency in achieving or exceeding performance expectations and capitalizing on the momentum behind the EpochTM Solution. For our Named Executive Officers, these awards were purely performance-based: composed of stock-settled SARs, which we have granted historically, and performance-based restricted shares that vest contingent upon the achievement of EBITDA and GAAP net income performance criteria. These shares also have a 3-year service requirement prior to vesting.

6.	Began granting stock-settled SARS with a 10-year term instead of a 5-year term (including for the 2011 equity grant)

In 2011, we began to grant stock-settled SARs with a term of 10 years, increased from the 5-year term used in prior grants. We believe that an extended time horizon over which SARs may appreciate in value, combined with stock ownership guidelines, provides a longer-term focus on sustained share price growth. In addition, the higher grant value of SARs with longer terms enabled us to grant a targeted grant value with fewer shares, reducing the dilutive impact of equity awards on shareholders. Our practice with respect to SAR vesting schedules was otherwise unchanged.

At its September 2011 meeting, as the year progressed and our shortfall in capital orders and revenues led to a further decline in stock price to approximately $1/share, the Board and the Committee acted to ensure Stereotaxis was well-positioned to restore growth and confidence in the business by: filling the vacant CFO position, controlling cash compensation costs as part of a broader cash expense control effort, and implementing an equity-based retention program for key non-executive personnel.

1.	Approved the hiring of, and compensation package for, a new Chief Financial Officer

Our recruitment for this management position was an important and necessary step for being able to execute on business and strategic priorities for Stereotaxis, particularly near-term challenges related to our decline in revenues and cash flows. The compensation package provided to our new CFO included a pro-rated opportunity under the 2011 Management Bonus Plan and a long-term incentive opportunity comprised of stock-settled SARs and performance-based restricted shares. The Committee determined it was appropriate for the new CFO’s annual and long-term incentive awards to be of the same design as such awards to our other Named Executive Officers in 2011.

2.	Implemented an employee stock retention plan for certain non-executive employees

We granted RSUs vesting over 18 months to select employees for purposes of retaining key talent, particularly commercial and technical experts, given the impact that our financial performance and depressed stock price has had on the compensation value realized by our employees. Retaining such talent is critical to our ability to successfully innovate, deploy, market and sell the EpochTM Solution and our other products going forward.

3.	Temporarily converted a component of executive officers salaries to be paid in RSUs

In order to reduce cash compensation expense and provide greater incentive to drive stock price growth, we temporarily converted a portion of our executives’ salaries to be paid in the form of RSUs over an 18-month period commencing on October 10, 2011, as discussed above. The RSUs cliff vest on March 31, 2013, at the end of the 18-month period.

At its February 2012 meeting, following the launch of the Niobe ES magnetic navigation system in December, the Committee acted to define critical objectives for converting excitement and positive feedback regarding this technology into successful business results. Specifically, we narrowed the number of performance metrics in our 2012 Management Bonus Plan, focusing on top line growth objectives and achieving key steps to profitability. Also, with our stock price significantly below the grant price of our 2011 long-term incentive grant, (including a significant number of underwater SARs awarded to our Named Executive Officers) we acted to provide further equity value that rewards and motivates management to drive stock price growth from its current level.

1.	Approved 2012 Management Bonus Plan

For the fiscal year 2012 annual incentive, we established separate goals for each half of the fiscal year in order to create urgency around driving business performance and enable employees to be rewarded for activities that generate immediate business performance improvement. For our Named Executive Officers, bonus payouts are determined based on three equally weighted performance metrics: orders, revenue and adjusted EBITDA. We have set targeted performance equal to our planned business results, with threshold payouts earned at 90% of target performance and maximum “overachievement” performance set substantially above target. Relative to our 2011 bonus plan, this design focuses on restoring growth in our robotics business, continuing growth from OdysseyTM Solutions and recurring revenue sources, and making significant progress towards profitability.

2.	Granted management and other key employees a special award of performance shares

At a current stock price below $1/share, most outstanding equity awards to our management team (including those made in 2011) are significantly underwater or are unlikely to vest. The Committee decided that a special equity grant of performance shares was appropriate for a group of key employees, including our executive officers, sales and marketing leadership, and technical management. These awards are intended to retain such key talent and focus them on achieving profitability over the next one to two fiscal years. The performance-based restricted shares vest in two tranches: 50% vest upon achievement of an EBITDA performance criteria and 50% vest upon attaining a net income performance criteria. These shares add emphasis on achieving profitable levels of revenue while also addressing the lack of retentive or motivational value from management’s significant amount of underwater SARs.

3.	Approved the 2012 Stock Incentive Plan to be submitted to shareholders

We intend to submit for shareholder approval the 2012 Stock Incentive Plan and share authorization. This plan is intended to reflect shareholder friendly and market best practice principles in governing our equity incentive programs. We view the ability to use equity compensation to recruit, motivate and retain talent as critical to our ability to execute our business plan.

As evidenced by the above actions of our Compensation Committee, we are committed to addressing the business challenges of 2011 and driving positive performance gains through 2012. This included ensuring that the compensation opportunities for management were compelling and meaningful, while maintaining incentive program designs that will only yield value if the Company is able to deliver financial results and stock price growth to shareholders. The following sections of the Compensation Discussion & Analysis provide supporting detail behind the commentary and observations provided in this summary.

Say-on-Pay and Say-on-Frequency Results

The Compensation Committee considered the results of the 2011 advisory, non-binding “say-on-pay” proposal and incorporated the results as one of the many factors considered in connection with the discharge of its responsibilities. Because a substantial majority (95%) of our shareholders approved the compensation programs described in our proxy statement for the 2011 annual meeting of shareholders, the Compensation Committee did not implement changes to our compensation programs as a direct result of the shareholder advisory vote. However, as outlined in the forthcoming sections of this Compensation Discussion & Analysis, the Committee did make a number of changes with respect to our fiscal year 2011 and 2012 compensation programs based on the business conditions facing the Company.

Compensation Philosophy

The objective of our compensation program is to attract, retain and motivate highly qualified executive officers while aligning the interests of these executives with those of shareholders. When designing compensation packages to achieve this objective, the Committee is guided by the following principles:

•

Align pay and performance: Provide total compensation that is commensurate with stock price performance, the operational and financial success of our business, and the individual performance contributions of executives.

•	Manage program cost and dilution: Balance other considerations for executive pay programs with their impact on earnings, cash flow and stock dilution.

•

Provide market competitive pay: Targeted compensation opportunities should generally reflect levels, both in terms of size of pay opportunity and mix of pay elements, observed in the competitive marketplace, as defined by the market median pay levels among companies with which we compete for talent.

We believe that adhering to these principles will create a total compensation program that supports our aim to deliver long-term shareholder value through business performance. In benchmarking the market competitiveness of total compensation, we utilize a peer group of select companies to represent our competitive labor market. Targeted total compensation opportunities are comprised of base salary, annual incentives and equity-based long-term incentives. In addition to the above principles, the Compensation Committee exercises its judgment in setting pay levels with respect to individual competencies and experience and the internal compensation equity among Named Executive Officers.

Compensation Determination Process

As in prior years, the 2011 pay review process occurred at the beginning of the fiscal year in January and February, at which time the Committee reviewed and approved adjustments in executive compensation, including base salary increases, target annual incentive opportunities, the approval of annual equity awards and the establishment of performance goals for the annual incentive plan and performance-based long-term awards. During the review process, the Committee considers a number of factors, including competitive market data, input received from the Company’s management, and an assessment of individual performance and the operating performance of the Company. In addition, the Committee has engaged the services of an independent compensation consultant firm, Pay Governance, LLC (the “Consultant”). The Consultant provides the Committee with market data and analysis, commentary on incentive design practices, and an external perspective on pay trends and legal and regulatory issues.

Through active discussions with the CEO, human resources personnel and the Consultant, the Committee receives input regarding various considerations relevant to compensation programs, such as business goals, strategic objectives for the Company, appropriate participants for incentive programs, market best practices, and any other information, as may be requested by the Committee. The CEO makes recommendations to the Committee regarding cash compensation for Named Executive Officers and, with respect to equity grants, the appropriate grants for executives and other employee levels. The Committee reviews the appropriateness of the recommendations of the CEO and accepts or adjusts such recommendations in light of the considerations applicable to the relevant element of compensation. It is also the Committee’s practice to set total compensation for the CEO during executive session.

In addition to context and recommendations provided by management, and consistent with our compensation philosophy, the Committee has historically set targeted total compensation (base salaries, annual incentives, and long-term incentive awards) at the median of the competitive market (reviewing data as described below); this positioning includes additional adjustment for other considerations such as business performance, company size and stock dilution. In addition, incentive programs are designed such that total compensation realized by executives is consistent with performance achievement:

•	Exceeds targeted incentive levels for performance that exceeds our short and long-term performance expectations; and

•	Falls below targeted incentive levels for performance that does not meet our short and long-term performance expectations.

This approach reflects the Compensation Committee’s philosophy to align executive pay outcomes directly with performance achievement. However, while incentive program designs are intended to be objective and formulaic, the Committee may also use its discretion to adjust compensation components for Named Executive Officers, as such discretion provides a means of acknowledging non-formulaic considerations such as the context in which certain performance achievement has occurred, the unique experience an individual brings to a role, and other factors the Committee deems relevant.

We also took a number of actions in 2011 to strengthen our compensation setting process relative to the prior year. Specifically, with the assistance of our Consultant, we updated and expanded the review of our of market compensation data and committed to reviewing such market data on a regular basis when considering pay program changes or developing pay packages for new executive officers. We believe that this enhanced review will better support implementing pay programs that are consistent with our compensation philosophy, particularly with respect to maintaining alignment between pay and performance. The Consultant made a number of recommendations for change to the Committee with respect to the governance of our compensation programs, these were:

•	Adopt stock ownership guidelines for the Company’s executive officers, including the Named Executive Officers;

•	Adopt a new peer group of 18 companies, designed based on a set of objective industry and financial criteria as well as input from the Committee and management; and

•

Incorporate into the pay review process, in addition to peer group information, survey-based compensation data from a broader sample of high technology companies within the 2010 Radford Global Technology Database.

After considering and discussing the above, the Committee approved the above recommendations by the Consultant. Specifically, the Committee viewed the use of both peer group and survey-based market data as a strong enhancement to the pay review process, enabling the Committee to consider multiple market data reference points when making decisions regarding the competitive positioning of executive compensation against the market.

In order to ensure that the peer group is most reflective of Stereotaxis’ business type and competitive market for talent, the Consultant identified and proposed companies that were comparable to Stereotaxis with respect to certain criteria:

•	Company type, scope of business operations, and organizational complexity

•	Within the healthcare equipment or healthcare information technology industries

•	Mix of business that includes recurring revenue products

•	Organizational size

•	Revenues less than $400 million

•	Market capitalization less than $500 million

•	Financial structure

•	Market capitalization / revenue ratio of at least 1.3

•	Positive revenue growth on a 1 year and 3 year basis

•	Reasonable total shareholder returns, given economic downturn

In addition to the above criteria, the Consultant received feedback from both management and the Committee regarding the relevance of certain companies to Stereotaxis’ business operations. In early 2011, the Committee adopted the following peer group of 18 companies, developed based on the above criteria, for use in the executive compensation planning process:

ABIOMED, Inc.	Hansen Medical, Inc.	Rockwell Medical Technologies, Inc.
Accuray, Inc.	LeMaitre Vascular, Inc.	The Spectranetics Corporation
AtriCure, Inc.	MAKO Surgical Corp	SonoSite, Inc.
Conceptus, Inc.	Masimo Corporation	Synovis Life Technologies, Inc. *
CryoLife, Inc.	NuVasive, Inc.	Vital Images, Inc. *
DexCom, Inc.	Orthovita, Inc. *	Volcano Corporation

*	While selected as a peer company in 2011, these companies have subsequently been acquired as of our 2011 fiscal year end and will no longer be included as a peer going forward

Stock Ownership Guidelines

At the beginning of fiscal year 2011, consistent with our philosophy to align executives with shareholders and pay for performance, we established stock ownership guidelines for our executive officers, including the Named Executive Officers. These guidelines are intended to create a management team of owners, tying Company stock price performance to executive wealth and motivating sustainable long-term business value generation. The minimum ownership requirements are denominated as a fixed number of shares as follows:

Executive	Ownership Guideline
President & Chief Executive Officer	300,000 shares
Other Executive Officers	150,000 shares

At the beginning of the 2011 fiscal year, these guidelines represented value that was approximately 3.0x the CEO’s current annual base salary and at least 1.5x the current base salary for other executive officers. Given our decline in stock price over the year, these ownership levels now represent a lower value, but we believe that requiring these levels of whole share ownership by management provides added incentive to grow our stock price. For purposes of calculating ownership levels against these guidelines, the following types of ownership are calculated towards each officer’s guideline:

•	Restricted stock or RSUs that vest based on service (this includes awards that vest based on service and performance criteria, assuming the performance criteria have been met);

•	The in-the-money value of vested, stock-settled SARs, converted into a number of shares at the closing stock price at the time ownership is being measured; and

•	Common stock owned outright or in any Company deferred compensation plan or other program.

Since vested stock-settled SARs could be exercised and converted into shares of stock at any time, we believe it is appropriate that such SARs contribute to executive ownership without requiring executives to reduce the outstanding leverage they have from the Company’s long-term incentive program.

As of December 31, 2011, the ownership of all Named Executive Officers was at least 30% of their guideline, with the exception of Mr. Duggan who was hired in October. Our executive officers are expected to achieve the guidelines within three years of either their hire date or February 2011, the time at which the guidelines were established. The following table provides detail on our Named Executive Officers’ ownership as a percent of guideline at our last fiscal year end:

Executive	Ownership as % of Guideline
Michael P. Kaminski President & Chief Executive Officer	51%

Samuel W. Duggan, II Chief Financial Officer (hired October 1, 2011)	0%

Douglas M. Bruce (1) Chief Technology/Operations Officer	104%

Frank J. Cheng Senior Vice President, Marketing & Business Development	36%

Karen W. Duros Senior Vice President, General Counsel & Secretary	31%

(1)	Mr. Bruce resigned from the Company effective March 31, 2012.

Elements of the Compensation Program

The various elements of our executive compensation program, established through the process outlined above, are intended to provide competitive total compensation while aligning the behavior and action of Named Executive Officers with shareholder interests. For each component of Named Executive Officer compensation, the following table summarizes its purpose with respect to our compensation philosophy, applicable performance measures, and 2011 actions and outcomes pertaining to the component.

Component	Purpose	Performance Measures	2011 Outcomes
Base Salary	Fixed pay based on responsibilities of role; basic pay for recruiting and retaining top talent	Individual performance and contribution	Named Executive Officers received base salary increases ranging from 0% to 5.0% of salary

Annual Incentive	Motivates and rewards achievement of important annual goals that are key to generating shareholder value	Equal weighting between: revenue, orders, EP procedure growth, operating profit and strategic management objectives (MBOs)	Business performance resulted in no bonus payouts to our Named Executive Officers

Stock-Settled SARs	Leveraged pay opportunity motivating the creation of long-term shareholder value; stock settlement designed to promote share ownership	Stock price appreciation relative to strike price at grant	Awards were substantially underwater, with a strike price of $3.52 vs. a year-end stock price (as of December 31, 2011) of $0.82

Performance-based restricted stock	Equity award linked to key financial profitability milestones of our business	Equal weighting between: one quarter of positive EBITDA and two consecutive quarters of positive GAAP net income	Neither performance objective yet met; may still be achieved through December 31, 2013

Benefits	Standard compensation benefit; Named Executive Officers receive same benefits as other employees, and no special perquisites	N/A	N/A

Base Salary. The Committee reviews base salaries annually, considering the individual performance of the officer, the competitive positioning of pay, and the responsibilities and experience of the individual. In February 2011, the Committee approved certain base salary adjustments for the Named Executive Officers, to recognize individual performance contributions during 2010 and consideration of competitive market data from the new peer group and survey data for high technology companies, as discussed previously.

Executive	2010 Base Salary	2011 Base Salary
Michael P. Kaminski President & Chief Executive Officer	$400,000	$420,000 5.0% increase

Daniel J. Johnston Former Chief Financial Officer (resigned August 15, 2011)	$320,000	$325,000 1.6% increase

Samuel W. Duggan, II Chief Financial Officer (hired October 1, 2011)	N/A	$270,000

Douglas M. Bruce (1) Chief Technology/Operations Officer	$320,000	$325,000 1.6% increase

Frank J. Cheng Senior Vice President, Marketing & Business Development	$275,000	$285,000 3.6% increase

Karen W. Duros Senior Vice President, General Counsel & Secretary	$270,000	$270,000

(1)	Mr. Bruce resigned from the Company effective March 31, 2012.

In October, 2011, as we sought to control cash expenses in response to our business performance, the Committee decided it was appropriate to convert a portion of each Named Executive Officer’s base salary into an equal value of RSUs. The value of the reduction represented a set percentage of each executive’s annual base salary, with the reduction spread over an 18-month period, are offset by restricted stock unit awards with a grant date fair value equal to the 18-month reduction. The restricted stock unit awards were granted in October and vest fully at the conclusion of the 18-month period on March 31, 2013.

Executive	2011 Base Salary	Modified Annual Base Salary Rate	Total Reduction over 18 Months
Michael P. Kaminski President & Chief Executive Officer	$420,000	$352,000	$102,000

Douglas M. Bruce (1) Chief Technology/Operations Officer	$325,000	$292,500	$48,750

Frank J. Cheng Senior Vice President, Marketing & Business Development	$285,000	$256,500	$42,750

Karen W. Duros Senior Vice President, General Counsel & Secretary	$270,000	$243,000	$40,500

Note: This program applied neither to our former CFO, who resigned prior to the program being in effect, nor to our current CFO, as it was deemed inappropriate as he was recruited into the Company at approximately the same time the Committee converted base salary value to RSUs.

(1)	Mr. Bruce resigned from the Company effective March 31, 2012.

The Committee determined that a temporary conversion of base salary into RSUs was appropriate versus strictly a reduction in cash compensation; any reduction in total compensation would be inconsistent with our philosophy to pay executives competitively. In addition, this approach still met our focus on reducing cash operating expense, and providing equity in lieu of base salary serves to add additional accountability to our executives for restoring stock price value and promotes the retention of management over the 18-month vesting period for the restricted stock unit awards. Details regarding the grants of RSUs are provided in the Long-Term Incentive Compensation section later in this Compensation Discussion & Analysis.

Annual Incentive Plan. The Company’s annual incentive plan, the Management Bonus Plan, is intended to motivate Named Executive Officers to drive the financial performance critical to generating shareholder value for the Company. Under this program, each Named Executive Officer receives a target award opportunity, established each year and denominated as a percentage of each officer’s base salary. For each performance component of the plan, if target performance is achieved each Named Executive Officer’s bonus will be funded at the target level. For performance above or below target, payouts are respectively increased or decreased, with no payouts made for performance below a threshold performance level and additional payouts not earned beyond a maximum performance level.

Awards may also be adjusted up or down based on individual performance considerations, however, all individual adjustments are made such that the cumulative bonuses under the program paid still equal the total funding determined based on actual performance achievement against established plan goals. Such individual adjustments for Named Executive Officers are subject to the review and approval of the Committee. For fiscal year 2011, award opportunities as a percentage of base salary for Named Executive Officers remained unchanged relative to 2010. In addition, target opportunities were unaffected by the changes to base salary that occurred in October; specific opportunities by Named Executive Officers were as follows:

Executive	Threshold	Target	Maximum
Michael P. Kaminski President & Chief Executive Officer	$105,000 25% of base	$210,000 50% of base	$420,000 100% of base

Daniel J. Johnston Former Chief Financial Officer (resigned August 15, 2011)	$81,250 25% of base	$162,500 50% of base	$325,000 100% of base

Samuel W. Duggan, II (1) Chief Financial Officer (hired October 1, 2011)	$16,875 25% of base	$33,750 50% of base	$67,500 100% of base

Douglas M. Bruce (2) Chief Technology/Operations Officer	$81,250 25% of base	$162,500 50% of base	$325,000 100% of base

Frank J. Cheng Senior Vice President, Marketing & Business Development	$71,250 25% of base	$142,500 50% of base	$285,000 100% of base

Karen W. Duros Senior Vice President, General Counsel & Secretary	$54,000 20% of base	$108,000 40% of base	$162,000 60% of base

(1)	Mr. Duggan’s target incentive opportunity is pro-rated based on the proportion of the year he was employed following his October 1, 2011 start date.
(2)	Mr. Bruce resigned from the Company effective March 31, 2012.

The Committee identified five performance measures for the 2011 incentive plan: revenue, new orders of our Niobe and Odyssey systems, growth in electrophysiology (EP) procedures, operating profit, and strategic management objectives (MBOs). Relative to 2010, the metrics in our annual incentive plan reflect the elimination of a cash burn objective, which is redundant with our operating profit goal, and added two additional goal types. The first, EP procedure growth, reflects the utilization of our technology, indicating the broad-based adoption of our technology and driving growth in recurring revenue. The second new metric, strategic MBOs, links annual incentive payments to key non-financial objectives that management is expected to execute over the fiscal year, such as achieving particular growth in certain markets. The Committee views the ability to reward the achievement of qualitative, non-financial goals as an important piece of creating pay for performance alignment in our short-term incentive program.

In setting goals for the Management Bonus Plan’s various metrics, the Committee seeks to set attainable targets that represent the year-over-year improvement in the financial performance that drives the value of the business. In particular, our practice is to generally link target performance to our business plan and set threshold goals such that their achievement would still represent a level of improvement over the prior year. This ensures that no incentive payouts are made until performance improvement has been achieved in a given year. For the 2011 Management Bonus Plan, the Committee approved the following goals, weightings and threshold and maximum performance levels:

Performance Measure	Weighting	Threshold	Target	Maximum
Revenue	20%	$63.6 million	$73.5 million	$88.2 million
Orders	20%	$46.4 million	$51.5 million	$61.8 million
EP Procedures	20%	10,128	11,277	13,532
Operating Profit	20%	($15.6 million)	($12.2 million)	($9.8 million)
Other MBOs	20%	Strategic non-financial management objectives with performance and payout reviewed and determined by the Committee

Actual performance in 2011 resulted in no payouts to our Named Executive Officers. The following table summarizes the actual performance achievement in 2011 and corresponding bonus funding per metric. No element of the bonus plan earned any incentive plan funding:

Performance Measure	Weighting	Actual 2011 Achievement	Weighted Payout as % of Target
Revenue	20%	$42.0 million 57% of Target	0%
Orders	20%	$17.3 million 34% of Target	0%
EP Procedures	20%	9,842 87% of Target	0%
Operating Profit	20%	($31.9 million)	0%
Other MBOs	20%	N/A *	0%

Total Payout as % of Target			0%

*

Performance achievement with respect to other MBOs, which are qualitative non-financial objectives for management, is subjective and a specific quantitative measurement relative to target does not apply

The Committee also retains the ability to exercise its discretion in adjusting both total bonus funding as well as the individual awards received by our Named Executive Officers. The Committee did not exercise its discretion with respect to total funding for 2011 Management Bonus Plan awards and, based on performance versus goal as outlined above, no bonuses were earned under the 2011 Management Bonus Plan. Target bonus awards for our Named Executive Officers versus actual bonuses received are summarized in the following table:

Executive	2011 Target Bonus	Actual Bonus Paid
Michael P. Kaminski President & Chief Executive Officer	$210,000	$0

Daniel J. Johnston Former Chief Financial Officer (resigned August 15, 2011)	$162,500	$0

Samuel W. Duggan, II Chief Financial Officer (hired October 1, 2011)	$33,750	$0

Douglas M. Bruce (1) Chief Technology/Operations Officer	$162,500	$0

Frank J. Cheng Senior Vice President, Marketing & Business Development	$142,500	$0

Karen W. Duros Senior Vice President, General Counsel & Secretary	$108,000	$0

(1)	Mr. Bruce resigned from the Company effective March 31, 2012.

Given our business performance over 2011, the Committee determined that the 2012 Management Bonus Plan should focus on restoring growth in revenues and capital orders and also making major progress towards being profitable. In addition, the bonus plan was divided into two semi-annual performance periods in order to reward participants for achieving distinct levels of performance in the first half of the year, as well as in the second half. The Committee believes that providing mid-year bonus opportunities creates a sense of urgency in driving our performance which is consistent with the Company’s current circumstances.

Long-Term Incentive Compensation. The objective of the Company’s long-term incentive program is to directly align compensation outcomes with returns received by shareholders, build equity ownership within the management team, and motivate the sustainable financial performance that supports stock price growth. Long-term incentive awards are made pursuant to the Company’s 2002 Stock Incentive Plan, which permits grants of cash awards, stock options, stock appreciation rights or stock awards (e.g., restricted stock and RSUs). The Committee approves the population of recipients, size and terms of all awards made under the Plan at the beginning of each year, typically in February. The Committee throughout the year may also approve awards in connection with employee promotions, employee retention, an individual newly hired to the Company, or for purposes otherwise deemed to be in the best interest of the Company. The timing of these equity award grants is not based on the timing of the release of material, non-public information, nor is such information released for the purpose of affecting the value of executive compensation.

For fiscal year 2011, the Committee approved a special pull-forward award of long-term incentive value to Named Executive Officers, as well as to employees throughout the Company. Under the pull-forward award strategy, shares that would otherwise be granted in 2012 are instead pulled into 2011 equity awards. This is intended to result in larger long-term incentive opportunities in 2011 that will reinvigorate our employee base and recreate a start-up environment focused on achieving high levels of revenue and stock price growth. Since 2011 awards are intended to cover both 2011 and 2012 annual grant cycles, this approach continues to be consistent with our compensation philosophy to provide competitive equity award value. Specifically, 2011 awards are intended to provide value that, when averaged over 2011 and 2012, are generally positioned at the market median (subject to additional consideration of shares available for grant under the 2002 Stock Incentive

Plan). For Named Executive Officers and other members of the Company’s management team, we provided pull-forward long-term incentive opportunities with the following equity vehicles and mix:

•	70% of long-term value was granted in the form of stock-settled SARs, which had the following key terms and conditions:

•

Have an exercise price of $3.52, the closing price of Stereotaxis’ stock on the date of grant. The award made to Mr. Duggan has a different exercise price of $1.04, as his award was made later in the year at the time he joined the Company;

•	Vest 25% on the first anniversary of the date of grant and in 36 equal monthly installments thereafter; and

•

Have a term until expiration of 10 years, which is an increase from the term of 5 years used for prior awards over the last several years. This was approved by the Committee and we intend to provide future awards with the extended term.

•	30% of long-term value in the form of performance-based restricted stock that vests based upon the achievement of the following criteria:

•	A three year service-based cliff vesting schedule; and

•

Over the three year service-based vesting period, two performance criteria goals must be achieved, with each respective goal enabling 50% of the shares to be earned and vested at the end of the service-based cliff vesting schedule; the particular goals were EBITDA and GAAP net income.

The awards granted to Named Executive Officers in 2011 not only reflect our intent to provide grant value that is approximately at the market median, but also to ensure that management and other employees are appropriately motivated and rewarded for driving performance. Our grant determination process also takes into consideration the dilutive effect of such awards and the number of shares available for grant under the 2002 Stock Incentive Plan. The Committee therefore approved the following grants of SARs and performance shares to Named Executive Officers during fiscal year 2011:

Executive	# Stock-Settled SARs	Exercise Price	# Performance- Based Restricted Shares
Michael P. Kaminski President & Chief Executive Officer	262,500	$3.52	67,500

Daniel J. Johnston Former Chief Financial Officer (resigned August 15, 2011)	112,000	$3.52	28,800

Samuel W. Duggan, II (1) Chief Financial Officer (hired October 1, 2011)	175,000	$1.04	25,000

Douglas M. Bruce (2) Chief Technology/Operations Officer	94,500	$3.52	24,300

Frank J. Cheng Senior Vice President, Marketing & Business Development	94,500	$3.52	24,300

Karen W. Duros Senior Vice President, General Counsel & Secretary	63,000	$3.52	16,200

(1)

Mr. Duggan’s award represents the SARs and performance-based restricted shares that were granted in connection with his recruitment to the Company; the grant date of his award was October 3, 2011 versus February 15, 2011 for other Named Executive Officers. The service and performance vesting for Mr. Duggan’s award are the same as those provided for other officer awards and the exercise price of his SARs reflects the closing price on the date of grant.

(2)	Mr. Bruce resigned from the Company effective March 31, 2012.

As discussed with respect to our Named Executive Officer’s base salary compensation, special grants of RSUs were granted on October 10, 2011 in lieu of a portion of base salary compensation. These RSUs vest fully after 18 months on March 31, 2013 and were intended to provide a grant date fair value equal to the corresponding dollar reduction in base salary over the 18-month vesting period. The following awards were made to our Named Executive Officers on October 10, 2011 at a closing grant price of $1.09:

Executive	# RSUs
Michael P. Kaminski President & Chief Executive Officer	93,578

Douglas M. Bruce (1) Chief Technology/Operations Officer	44,725

Frank J. Cheng Senior Vice President, Marketing & Business Development	39,220

Karen W. Duros Senior Vice President, General Counsel & Secretary	37,156

Note: Given the hire date of our CFO, Mr. Duggan, he was not included in the program to shift base salary into RSUs.

(1)	Mr. Bruce resigned from the Company effective March 31, 2012.

Our intent for 2011 long-term awards was to provide two years of annual equity value up-front, so as to create additional incentive value for performance over 2011. However, given the financial results and significant year-over-year decline in our stock price over the year, the SARs granted in 2011 are significantly underwater and vesting criteria on performance-based restricted stock awards have not yet been met. The Committee therefore determined in early 2012 that it was appropriate to make a special equity grant to management and other key employees. These shares will vest based on two equally weighted adjusted EBITDA and adjusted net income performance objectives. The intent of this grant, which was delivered entirely in performance-based restricted shares, is to provide incentive value that bridges the gap between:

•	Our current financial performance and stock price levels; and

•	Our management team being able to realize actual value from fiscal year 2011 equity awards.

Consequently, while we believe that the fiscal year 2011 grants will ultimately provide value to our executives as business performance improves, we granted additional awards in 2012 to both ensure retention of key employees (including our management team), reward stock price growth from its current level of less than $1/share, and continue to emphasize the achievement of profitability. In February 2012, at a grant price of $0.80, the Committee therefore approved the following special equity incentive awards to Named Executive Officers:

Executive	# Performance-Based Restricted Shares
Michael P. Kaminski President & Chief Executive Officer	175,000

Samuel W. Duggan, II Chief Financial Officer	75,000

Douglas M. Bruce (1) Chief Technology/Operations Officer	63,000

Frank J. Cheng Senior Vice President, Marketing & Business Development	63,000

Karen W. Duros Senior Vice President, General Counsel & Secretary	42,000

(1)	Mr. Bruce resigned from the Company effective March 31, 2012.

In addition to the awards described above, we intend to submit our 2012 Stock Incentive Plan to the shareholders for approval at the next shareholders’ meeting. This incentive plan would replace the 2002 Stock Incentive Plan, which expired on March 25, 2012. In addition, we intend to request the approval of shares to be granted under the 2012 Stock Incentive Plan, as we would otherwise be unable to make grants of equity for compensation purposes to our employees or non-employee directors. We view the ability to grant equity as a key element of our compensation program, both in regular awards to motivate employees as well as grants in order to recruit key talent into our organization.

Other Benefits

•

Healthcare and Other Insurance Programs: All of our employees, including the Named Executive Officers, are eligible to participate in medical, dental, short and long-term disability and life insurance plans. The terms of such benefits for our Named Executive Officers are the same as those for all of our employees.

•

401(k): We offer all eligible employees the opportunity to participate in a 401(k) plan to which the Company generally matches employee contributions dollar for dollar up to 3% of the employee’s salary during the employee’s period of participation. However, we have temporarily suspended the Company match given ongoing efforts to control our cash operating expenses. For the fiscal year 2011, we expensed $395,633 under the plan for all participants.

•

Employee Stock Purchase Plan: The Company offers an employee stock purchase plan, under which all of our employees, including our Named Executive Officers, who do not own 5% or more of our outstanding common stock, have the opportunity to buy an aggregate of up to 250,000 shares of Company common stock at 95% of market price with up to 15% of their salaries and incentives (subject to certain limits), with the objective of allowing employees to profit when the value of our stock increases over time.

Policy on Recoupment of Incentive Compensation

In December 2010, the Compensation Committee of the Board approved the following policy on recoupment of incentive compensation.

In the event of a material restatement of financial results of the Company (other than a restatement required by a change of GAAP or accounting standards) due to fraud, gross negligence or willful misconduct on the part of any Senior Executive (as defined below) or any key employee, the Independent Directors will review all incentive compensation awarded to or earned based on the Company’s financial results, during the three fiscal years prior to the filing of the restated financial results, by each of the Senior Executives and any key employees involved in the fraud, gross negligence or willful misconduct. For this purpose, a financial statement or financial performance metric will be treated as materially inaccurate with respect to any Senior Executive or key employee who knowingly engaged in providing inaccurate information or knowingly failed to timely correct information relating to those financial statements or financial performance metrics.

The incentive compensation to be reviewed will include all incentive compensation based on financial results, including annual cash incentive bonus awards and all forms of equity-based compensation. If, in the view of the Independent Directors, the incentive compensation would have been lower if it had been based on the restated results, the Independent Directors may, upon consideration of all factors deemed relevant by the Independent Directors, and to the extent permitted by applicable law, seek recoupment from the Senior Executives, and any key employee whose acts or omissions contributed to the fraud, gross negligence or intentional misconduct, of any portion of such incentive compensation as it deems appropriate.

Any recoupment under this Policy may be in addition to any other remedies that may be available to the Company under applicable law, including disciplinary actions up to and including termination of employment.

The Board intends to incorporate the provisions of this Policy in future incentive plan documents, award agreements and employee agreements.

For purposes of this Policy, “Senior Executives” means the Company’s executive officers (as defined under the Securities and Exchange Act of 1934, as amended).

Federal Income Tax Considerations

Section 162(m) of the Internal Revenue Code limits the tax deduction allowable for executive compensation to $1.0 million per year for certain executive officers unless such compensation is performance based. As the cash compensation paid to our executive officers is below $1.0 million and the Compensation Committee believes that the stock options granted would meet the requirements for performance-based compensation, the Company believes that these limitations did not impact the Company in 2011.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Submitted by the Compensation Committee of the Board of Directors.

Fred A. Middleton, Chairman

William M. Kelley

Robert J. Messey

The Compensation Committee report will not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K or portions thereof into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate by reference the Compensation Committee report, and will not otherwise be deemed filed under such Acts.

Compensation Committee Interlocks and Insider Participation

Mr. Middleton served as a member of our Compensation Committee during our last fiscal year and as our president from December 1996 through June 1997. Otherwise, none of our Compensation Committee members and none of our executive officers have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation paid to the following executive officers (our “Named Executive Officers”) for fiscal years 2009, 2010 and 2011. For more information about the components of the total compensation, refer to the “Compensation Discussion and Analysis” section of this annual report.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Totals ($)
Michael P. Kaminski	2011	399,667	339,600	555,713	0	9,330	1,304,310
President and Chief Executive Officer	2010	400,000	—	281,250	50,000	9,330	740,580
	2009	400,000	90,666	—	45,334	9,338	545,338

Samuel W. Duggan, II (5)	2011	67,500	26,000	108,325	0	436	202,261
Chief Financial Officer

Daniel J. Johnston (6)	2011	202,292	101,376	237,104	0	32,807	573,579
Chief Financial Officer	2010	320,000	—	135,000	45,000	9,276	509,276
	2009	83,692	150,633	379,750	9,067	19,826	642,968

Douglas M. Bruce (7)	2011	316,042	134,286	200,057	0	9,264	659,649
Chief Technology/ Operations Officer	2010	320,000	—	135,000	42,000	9,276	506,276
	2009	299,167	72,533	60,828	36,367	9,233	478,128

Frank J. Cheng (8)	2011	276,208	128,286	200,057	0	228,418	832,969
Senior Vice President, Marketing and Business Development	2010	193,910	—	262,800	50,000	45,348	552,058

Karen W. Duros (9)	2011	263,250	97,524	133,371	0	5,764	499,909
Senior Vice President, General Counsel & Secretary	2010	66,635	—	191,800	7,616	254	266,305

(1)

Amounts reported include the aggregate grant date fair value of awards granted during the year computed in accordance with ASC 718, Compensation-Stock Compensation. These awards consist of common stock and grants of restricted shares and RSUs. Restricted share grants under the 2002 Stock Incentive Plan are performance-based and those that were outstanding were forfeited when certain performance criteria were not achieved by June 2010 and December 2010, respectively. Restricted shares granted to employees are valued at the fair market value at the date of grant. See Note 11 of the notes to our consolidated financial statements contained in our 2011 Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the ASC 718, Compensation-Stock Compensation values of our equity awards. These amounts reflect the aggregate grant date fair value for these awards and do not correspond to the actual value that will be recognized by the Named Executive Officers.

(2)

These amounts represent the aggregate grant date fair value of stock options and stock appreciation rights granted during the year computed in accordance with ASC 718, Compensation-Stock Compensation. See Note 11 of the notes to our consolidated financial statements contained in our 2011 Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the grant date fair values of our equity awards. These amounts reflect the aggregate grant date fair value for these awards and do not correspond to the actual value that will be recognized by the Named Executive Officers. Please see the “Grants of Plan-Based Awards Table” for information on stock options granted in fiscal year 2011.

(3)

These amounts represent cash awards earned during the respective fiscal year under the applicable annual incentive programs, which were paid in the following fiscal year. See the “Compensation Discussion and Analysis” section above for a more detailed discussion.

(4)

All Other Compensation includes non-routine compensatory payments as well as amounts contributed by us to the executive’s 401(k) plan and the payment of group term life insurance premiums. Included in All Other Compensation for Mr. Cheng includes $219,292 for relocation expenses relating to the sale of his home in 2011 and relocation allowance in the amount of $42,253 in 2010. All other Compensation for Mr. Johnston includes $24,537 of earned and unused vacation. No other single amounts exceeded $10,000 for any individual.

(5)	Mr. Duggan joined the Company on October 1, 2011.
(6)	Mr. Johnston resigned from the Company effective August 15, 2011.
(7)	Mr. Bruce resigned from the Company effective March 31, 2012.
(8)	Mr. Cheng joined the Company on April 19, 2010.
(9)	Ms. Duros joined the Company on October 4, 2010.

The following table sets forth certain information with respect to plan-based awards granted to each of our Named Executive Officers during the fiscal year ended December 31, 2011.

GRANTS OF PLAN-BASED AWARDS

Named Executive Officer	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (3)	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Threshold ($)	Target ($)	Maximum ($)
Michael P. Kaminski	2/15/2011	105,000	210,000	420,000		67,500	262,500	3.52	793,313
	10/10/2011					93,578		1.09	102,000

Daniel J. Johnston (5)	2/15/2011	81,250	162,500	325,000		28,800	112,000	3.52	338,480

Samuel W. Duggan, II	10/3/2011	16,875	33,750	67,500		25,000	175,000	1.04	108,325

Douglas M. Bruce (6)	2/15/2011	81,250	162,500	325,000		24,300	94,500	3.52	285,593
	10/10/2011					44,725		1.09	48,750

Frank J. Cheng	2/15/2011	71,250	142,500	285,000		24,300	94,500	3.52	285,593
	10/10/2011					39,220		1.09	42,750

Karen W. Duros	2/15/2011	54,000	108,000	162,000		16,200	63,000	3.52	190,395
	10/10/2011					37,156		1.09	40,500

(1)

Constitutes awards that could have been earned under the 2011 annual bonus program. Refer to “Compensation Discussion and Analysis” for additional information regarding cash payouts to Named Executive Officers.

(2)	All Other Stock constitutes performance based restricted stock issued in fiscal year 2011 and RSU’s issued in exchange for salary reduction in the fourth quarter of 2011.
(3)

The exercise price of stock subject to options and stock appreciation rights awarded under the plan is the fair market value of the stock on the date of grant. Under the terms of the plan, the fair market value of the stock is the closing sales price of the stock on the date of grant as reported by the NASDAQ Global Market.

(4)

Includes the full grant date fair value of options, stock appreciation rights, restricted stock awards or restricted stock units computed in accordance with ASC 718, Compensation-Stock Compensation, applying the same valuation model and assumptions applied for financial reporting purposes. Generally, the full grant date fair value is the amount that the Company would expense in its financial statements over the award vesting schedule. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the Named Executive Officers.

(5)	Mr. Johnston resigned from the Company effective August 15, 2011.
(6)	Mr. Bruce resigned from the Company effective March 31, 2012.

The following table discloses information regarding outstanding awards under the Company’s 2002 Stock Incentive Plan, as amended, as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (December 31, 2011)

	Option Awards				Stock Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Michael P. Kaminski	79,825 13,888 69,444 220,000 47,916 89,583 93,750 57,291	— — — — 2,084 10,417 31,250 67,709 262,500	4.75 5.94 5.94 10.24 6.86 4.97 4.60 4.67 3.52	4/17/2012 5/27/2013 1/7/2014 2/7/2012 2/5/2013 5/28/2013 12/11/2013 2/17/2015 2/15/2021	67,500 93,578	55,350 76,734

Daniel J. Johnston (4)	98,437 22,916 4,583	76,563 27,084 5,417 112,000	4.50 4.67 4.76 3.52	6/30/2012 6/30/2012 6/30/2012 6/30/2012	28,800	23,616

Samuel W. Duggan, II		175,000	1.04	10/1/2021	25,000	20,500

Douglas M. Bruce (5)	48,611 6,944 10,416 10,416 7,765 15,953 22,395 28,333 27,500	— — — — — 694 2,605 11,667 32,500 94,500	4.75 5.94 6.77 8.00 4.10 4.10 4.97 3.38 4.67 3.52	1/31/2012 5/27/2013 1/27/2014 2/25/2012 2/7/2012 2/5/2013 5/28/2013 2/18/2014 2/17/2015 2/15/2021	24,300 44,725	19,926 36,675

Frank J. Cheng	18,750 33,750	26,250 56,250 94,500	4.86 3.65 3.52	4/20/2015 6/16/2015 2/15/2021	24,300 39,220	19,926 32,160

Karen W. Duros	29,166	70,834 63,000	4.02 3.52	10/3/2015 2/15/2021	16,200 37,156	13,284 30,468

(1)

The amounts appearing in this column represent the total number of options and stock appreciation rights that have not vested as of December 31, 2011. Option grants and SARs vest at the rate of 25% after one year of service from the date of grant, and monthly thereafter, over 36 additional months.

(2)

The amounts appearing in this column represent the total number of time-based restricted shares granted under our 2002 Stock Incentive Plan. Such shares will vest only if certain service conditions are achieved. Those goals have not yet been achieved.

(3)	Based on the closing price of $0.82 for the shares of our common stock on December 30, 2011 (the last business day of fiscal year 2011).
(4)	As a result of Mr. Johnston’s resignation, all of his unexercised options and SARs will terminate on June 30, 2012.
(5)	As a result of Mr. Bruce’s resignation, all of his unexercised options and SARs will terminate no later than September 30, 2012.

Option exercises and stock vested

With respect to the Named Executive Officers, no options or stock appreciation rights were exercised during the fiscal year ended December 31, 2011.

Potential Payments upon Termination or Change of Control

The award agreements under our 2002 Stock Incentive Plan provide for the acceleration of certain equity awards in the event of a change of control of the Company. The provisions under the award agreements are generally applicable to awards granted to all participants in the Plan, including the Named Executive Officers. We have described those provisions generally below. Benefits or payments under other plans and arrangements that are generally available to the Company’s employees on similar terms are not described.

In addition, we have entered into employment agreements with our Named Executive Officers that provide for a continuation of certain post-employment benefits, to the extent permitted under the applicable employment benefit plan(s). Each of the employment agreements provide for payments at, following, or in connection with a variety of circumstances following the Named Executive Officer’s termination of employment or in the event of a change of control of the Company.

Following the description of each Named Executive Officer’s specific employment agreement, we have quantified, in tabular format, the potential payments and benefits upon termination or a change of control of the Company for each of the Named Executive Officers, assuming the Named Executive Officer’s employment terminated on December 31, 2011 and, if applicable, based on our closing stock price of $0.82 on that date. In calculating the value of acceleration of equity awards, the value of unvested options and SARs equals $0.82 per share minus exercise price for all such options or SARs and the value of the restricted shares equals $0.82 per share multiplied by the number of unvested restricted shares.

Provisions of awards under the 2002 Stock Incentive Plan

If a Named Executive Officer’s employment is terminated on or within one year after a change of control (or in the case of incentive stock options, in contemplation of a change of control, or in the case of restricted stock or SARs, the employee leaves for good reason, as defined in the agreement), the award agreements for such stock options, restricted stock and SARs under the 2002 Stock Incentive Plan provide as follows: (1) all unvested stock options and SARs will vest immediately and all unexercised options and SARs can be exercised for their remaining terms; and (2) all outstanding performance-based restricted stock awards vest immediately and become non-forfeitable.

The awards do not generally accelerate in connection with the retirement, resignation or other termination of employment (i.e., voluntary termination, termination for cause or involuntary termination) of any of the participants. In addition, none of the equity awards under the 2002 Stock Incentive Plan accelerate in the event of termination by death or disability, although SARs and options could be exercised for specified periods following such termination events.

Employment Agreements and Quantification of Payments upon Termination or Change of Control

Mr. Kaminski. If Mr. Kaminski is terminated without cause, he will be paid his monthly base salary for a period of 24 months, provided that, if he is reemployed by the Company or obtains comparable employment during such 24 month period, his salary continuation payments will be offset by the amount of salary from the Company or a new employer. In addition, the number of his stock options, stock appreciation rights or other equity awards subject to vesting over the 12 month period following any such termination will automatically vest as of the termination date and will be exercisable for a period of one year thereafter. In the event of a change of control of the Company, if Mr. Kaminski is not offered a comparable position and salary in the surviving entity after the change of control, he will be paid his monthly base salary for a period of 24 months after the termination of his employment. Additionally, 100% of his unvested options, stock appreciation rights and restricted shares will vest under the terms of the 2002 Stock Incentive Plan. Until April 1, 2013, the monthly base salary for such purpose will be the monthly base salary in effect prior to the October 2011 reduction in base pay. If Mr. Kaminski is terminated without cause or as a result of a change of control during a year in which he has served at least six months as president and chief executive officer, he is entitled to receive a bonus from any bonus plan in which he is a participant at the same level as the other management employees on a prorated basis based on the number of days worked. In the event of either a termination without cause or as a result of change of control, Mr. Kaminski will be entitled to his medical and dental benefits for a period of 24 months (subject to any requirements for employee contributions), except that such benefits will end if he obtains full time employment with another employer.

Other Named Executive Officers. If a Named Executive Officer, other than Mr. Kaminski, is terminated by the Company without cause or within 12 months after a change of control of the Company, the Named Executive Officer will receive his or her monthly base salary as of the date of termination for 12 months following the date of termination. Until April 1, 2013, the monthly base salary for such purpose will be the monthly base salary in effect prior to the October 2011 reduction in base pay (except in the case of Mr. Duggan who joined the Company on October 1, 2011, and was not subject to a salary reduction). The officer also will receive continuation of medical and dental benefits (subject to any requirement for employee premium contributions) for 12 months, except that such benefits will terminate upon receipt of comparable benefits from another employer. Unvested stock options and other equity awards will vest in accordance with the terms of the 2002 Stock Incentive Plan. In the event of termination by the Company without cause, the salary continuation payments will be offset by the amount of any compensation the officer receives during the severance period from the Company, any other employer or as an independent contractor.

Based on a hypothetical termination date of December 31, 2011, the severance benefits for the Named Executive Officers would have been as follows:

Named Executive Officer	Termination without cause ($)	Involuntary termination following change of control ($)
Michael P. Kaminski (1)	868,261	868,261
Daniel J. Johnston (2)	N/A	N/A
Samuel W. Duggan, II	284,131	284,131
Douglas M. Bruce (3)	339,131	339,131
Frank J. Cheng	299,131	299,131
Karen W. Duros	284,131	284,131

(1)	Excludes amounts related to a potential bonus available to Mr. Kaminski upon termination without cause or in contemplation of a change of control as described above.
(2)	Mr. Johnston resigned from the Company effective August 15, 2011.
(3)	Mr. Bruce resigned from the Company effective March 31, 2012.

The foregoing payments with respect to each of the above Named Executive Officers include salary continuation payments and the value of accelerated vesting of equity awards as described above plus continued health and dental benefits in accordance with the terms of their respective employment agreements.

We do not currently maintain any other retirement or post-termination benefits plans. We do not currently maintain any change-in-control severance plans for our Named Executive Officers other than as described above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 30, 2012 by:

•	each person known by us to own beneficially more than 5% of our outstanding common stock;

•	each of our directors or nominees;

•	each of our Named Executive Officers; and

•	all of our directors, nominees and executive officers as a group.

There were 56,243,302 shares of common stock outstanding as of March 30, 2012. Unless otherwise indicated, the table below includes the number of shares underlying options and warrants that are currently exercisable or exercisable within 60 days of March 30, 2012. Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of March 30, 2012 are considered outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing beneficial ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws where applicable, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Stereotaxis, Inc., 4320 Forest Park Avenue, Suite 100, St. Louis, Missouri 63108.

Name and address of Beneficial Owner of Common Stock	Number of shares of Common Stock beneficially owned	Percentage of shares of Common Stock beneficially owned
Five percent shareholders
Entities affiliated with Sanderling Ventures (1) 400 S. El Camino Real, Suite 1200 San Mateo, CA 94402	9,143,378	15.02%

Alafi Capital Company LLC (2) 9 Commodore Drive, Suite 405 Emeryville, CA 94608	8,609,093	14.15%

Prescott Group Capital Management, L.L.C. (3) 1924 South Utica, Suite 1120 Tulsa, OK 74104	4,808,416	8.55%

Franklin Resources, Inc. (4) One Franklin Parkway San Mateo, CA 94403	3,367,100	5.99%

Wellington Management Company, LLP (5) 75 State Street Boston, MA 02109	2,938,647	5.22%

Name and address of Beneficial Owner of Common Stock	Number of shares of Common Stock beneficially owned	Percentage of shares of Common Stock beneficially owned
Directors and Named Executive Officers
Fred A. Middleton (6)	9,688,633	15.86%
Christopher D. Alafi (7)	9,087,854	14.91%
David W. Benfer (8)	133,200	*
Joseph D. Keegan (9)	43,200	*
William M. Kelley (10)	178,127	*
Robert J. Messey (11)	158,300	*
William C. Mills III (12)	169,800	*
Eric N. Prystowsky (13)	90,700	*
Michael P. Kaminski (14)	1,134,739	1.99%
Samuel W. Duggan II	100,000	*
Daniel J. Johnston (15)	132,723	*
Douglas M. Bruce (16)	418,817	*
Frank J. Cheng (17)	198,394	*
Karen W. Duros (18)	127,471	*
All directors and executive officers as a group (15 persons)	21,866,226	32.21%

*	Indicates ownership of less than 1%
(1)

Includes: (a) 797 shares held by the Middleton McNeil Retirement Trust; (b) 828 shares held by Sanderling Ventures Management V; (c) 30,609 shares held by and 72,197 shares issuable under warrants held by Sanderling VI Beteiligungs GmbH & Co. KG; (d) 36,470 shares held by and 86,023 shares issuable under warrants held by Sanderling VI Limited Partnership; (e) 16,116 shares held by and 728,926 shares issuable under warrants held by Sanderling Ventures Management VI; (f) 532,758 shares held by Sanderling IV Biomedical Co-Investment Fund, L.P.; (g) 224,515 shares held by Sanderling Venture Partners IV Co-Investment Fund, L.P.; (h) 677,906 shares held by Sanderling Venture Partners V Co-Investment Fund, L.P.; (i) 110,971 shares held by Sanderling V Beteiligungs GmbH & Co. KG; (j) 119,566 shares held by Sanderling V Limited Partnership; (k) 397,164 shares held by Sanderling V Biomedical Co-Investment Fund, L.P.; (l) 781,351 shares held by Sanderling Venture Partners II, L.P.; (m) 15,000 shares held by Sanderling Management 401(k) Plan; and (n) 1,581,607 shares held by and 3,730,574 shares issuable under warrants held by Sanderling Venture Partners VI Co-Investment Fund, L.P.

The Middleton McNeil Retirement Trust has voting and dispositive authority over the shares owned by such trust. The trust’s trustees are Fred A. Middleton and Robert G. McNeil, who manage the trust for the benefit of Fred A. Middleton and Robert G. McNeil. Such individuals disclaim beneficial ownership of all such shares held by the foregoing trust, except to the extent of their proportionate pecuniary interests therein.

Middleton-McNeil Associates, L.P. is the general partner of Sanderling Venture Partners II, L.P. and has voting and dispositive authority over the shares owned by Sanderling Venture Partners II, L.P. Middleton-McNeil Associates, L.P. is managed by its general partners, Fred A. Middleton and Robert G. McNeil. Such individuals disclaim beneficial ownership of all such shares held by the foregoing funds, except to the extent of their proportionate pecuniary interests therein.

Middleton-McNeil Associates IV, LLC is the general partner of Sanderling IV Biomedical Co-Investment Fund, L.P. and has voting and dispositive authority over the shares owned by Sanderling IV Biomedical Co-Investment Fund, L.P. Middleton-McNeil Associates IV, LLC is managed by its members, Fred A. Middleton and Robert G. McNeil. Such individuals disclaim beneficial ownership of all such shares held by the foregoing funds, except to the extent of their proportionate pecuniary interests therein.

Middleton-McNeil Associates IV, L.P. is the general partner of Sanderling Venture Partners IV Co-Investment Fund, L.P. and has voting and dispositive power over the shares owned by Sanderling Venture Partners IV Co-Investment Fund, L.P. Middleton-McNeil Associates IV, L.P. is managed by its general partners, Fred A. Middleton and Robert G. McNeil. Such individuals disclaim beneficial ownership of all such shares held by the foregoing funds, except to the extent of their proportionate pecuniary interests therein.

Middleton, McNeil & Mills Associates V, LLC is the Investment General Partner of Sanderling V Limited Partnership and Sanderling V Beteiligungs GmbH & Co. KG and the General Partner of Sanderling V Biomedical Co-Investment Fund, L.P. and Sanderling Venture Partners V Co-Investment Fund, L.P. and has voting and dispositive authority over the shares owned by such entities. Middleton, McNeil & Mills Associates V, LLC is managed by its managing directors, Fred A. Middleton and Robert G. McNeil, Timothy C. Mills and Timothy J. Wollaeger. Such individuals disclaim beneficial ownership of all such shares held by the foregoing funds, except to the extent of their proportionate pecuniary interests therein.

Sanderling Ventures Management V is managed by Fred A. Middleton and Robert G. McNeil, Timothy C. Mills and Timothy J. Wollaeger, the individuals who have invested under the d/b/a Sanderling Ventures Management V, which individuals have voting and dispositive power over the shares owned by Sanderling Ventures Management V. Such individuals disclaim beneficial ownership of all such shares held by the foregoing funds, except to the extent of their proportionate pecuniary interests therein. Sanderling Ventures Management VI is managed by Fred A. Middleton, Robert G. McNeil, Timothy C. Mills and Timothy J. Wollaeger, the individuals who have invested under the d/b/a Sanderling Ventures Management VI, which individuals have voting and dispositive power over the shares owned by Sanderling Ventures Management VI. Such individuals disclaim beneficial ownership of all such shares held by the foregoing funds, except to the extent of their proportionate pecuniary interests therein.

Middleton, McNeil, Mills & Associates, VI, LLC is the Investment General Partner of Sanderling Venture Partners VI Co-Investment Fund, L.P., Sanderling VI Beteiligungs GmbH & Co. KG and Sanderling VI Limited Partnership and has voting and dispositive power over the shares owned by such entity. Sanderling Venture Partners VI Co-Investment Fund, L.P. is managed by its managing directors, Fred A. Middleton, Robert G. McNeil, Timothy C. Mills and Timothy J. Wollaeger. Such individuals disclaim beneficial ownership of all such shares held by the foregoing funds, except to the extent of their proportionate pecuniary interests therein.

All information regarding ownership of Sanderling Ventures and its affiliates is based solely on a Schedule 13D filed by Sanderling Ventures on March 18, 2009, and Form 4s filed by Mr. Middleton on August 19, 2010, November 12, 2010, and April 3, 2012.

(2)

Includes 3,991,373 shares held by and 4,617,720 shares issuable under warrants held by Alafi Capital Company LLC (“Alafi Capital”). Christopher D. Alafi, one of our directors, and Moshe Alafi are the managing partners of Alafi Capital and have full voting and investment power with respect to the shares owned by Alafi Capital. All information regarding ownership of Alafi Capital and its affiliates is based solely on a Schedule 13D filed by Alafi Capital on March 18, 2009, and Form 4s filed by Dr. Alafi on August 19, 2010, November 12, 2010, September 9, 2011, September 12, 2011, and April 3, 2012.

(3)

All information regarding ownership of Prescott Group Capital Management, L.L.C. is based on a Schedule 13G filed on February 7, 2012 by Prescott Group Capital Management, L.L.C. (“Prescott Capital”), Prescott Group Aggressive Small Cap, L.P. (“Prescott Small Cap”), Prescott Group Aggressive Small Cap II, L.P. (“Prescott Small Cap II” and together with Prescott Group Small Cap, the “Small Cap Funds”), and Mr. Phil Frohlich. The shares are owned by the Small Cap Funds through the account of Prescott Group Aggressive Small Cap Master Fund, G.P. (“Prescott Master Fund”), of which the Small Cap Funds are general partners. Prescott Capital serves as the general partner of the Small Cap Funds, and may direct the Small Cap Funds, the general partners of Prescott Master Fund, to direct the vote and disposition of the 4,808,416 shares held by the Master Fund. As the principal of Prescott Capital, Mr. Frohlich may direct the vote and the disposition of the 4,808,416 shares held by Prescott Master Fund.

(4)

All information regarding ownership of Franklin Resources, Inc. is based on a Schedule 13G filed on February 10, 2012 by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr., and Franklin Advisers, Inc. The shares are owned by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries of Franklin Resources, Inc., including Franklin Advisers, Inc. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of Franklin Resources, Inc. and are the principal shareholders of Franklin Resources, Inc. Franklin Advisers, Inc. has sole voting and sole dispositive power over 3,367,100 shares.

(5)

Wellington Management Company, LLP (“Wellington Management”), in its capacity as investment adviser, may be deemed to beneficially own 2,938,647 shares of the Company which are held of record by clients of Wellington Management. All information regarding ownership of Wellington Management is based solely on a Schedule 13G filed by Wellington Management on February 14, 2012.

(6)

Includes 4,525,658 shares held by and 4,617,720 shares issuable under warrants held by Sanderling as described above. Mr. Middleton disclaims beneficial ownership of the shares and warrants held by Sanderling and Middleton-McNeil L.P. except to the extent of his proportionate ownership interest therein. Also includes options to purchase 225,500 shares of common stock.

(7)

Includes 3,991,373 shares held by and 4,617,720 shares issuable under warrants held by Alafi Capital as described above. Dr. Alafi is a general partner of Alafi Capital and disclaims beneficial ownership of the shares and warrants held by Alafi Capital except to the extent of his proportionate partnership interest therein. Includes 2,225 shares held by the Alafi Family Foundation, 126,000 shares held by the Christopher Alafi Trust, and 30,000 shares held by Dr. Alafi’s mother. Also includes options to purchase 92,250 shares of common stock held by Dr. Alafi.

(8)	Includes options to purchase 111,500 shares of common stock.
(9)	Includes options to purchase 40,500 shares of common stock.
(10)	Includes options to purchase 135,527 shares of common stock.
(11)	Includes options to purchase 139,250 shares of common stock.
(12)	Includes options to purchase 140,750 shares of common stock.
(13)	Includes options to purchase 78,000 shares of common stock.
(14)	Includes options to purchase 830,472 shares of common stock.
(15)	Includes options to purchase 125,936 shares of common stock.
(16)	Includes options to purchase 219,869 shares of common stock. Also includes 100 shares owned by Mr. Bruce’s minor daughter.
(17)	Includes options to purchase 96,094 shares of common stock.
(18)	Includes options to purchase 59,271 shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information regarding securities to be issued upon the exercise of outstanding options, warrants and rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1) (2)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	5,627,332	$4.85	1,457,034
Equity compensation plans not approved by shareholders	—	—	—

Total	5,627,332		1,457,034

(1)

Includes 104,145 shares reserved for issuance under the 2009 Employee Stock Purchase Plan and 364,687 shares reserved for issuance under the 2002 Stock Incentive Plan. Number of shares of common stock is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

(2)	Includes 988,202 shares of RSUs which may only be transferred upon vesting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Board has determined that, other than Mr. Kaminski, each of our directors, and each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is independent under the rules of the NASDAQ Global Market. As a result, our Board currently has a majority of independent directors consistent with the rules of the NASDAQ Global Market. Each member of the Audit Committee is independent as defined in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. During 2011, the Company had consulting agreements with Dr. Prystowsky and Mr. Kelley, respectively. The Board determined that these agreements did not impair the director’s independent judgment. Mr. Kelley’s agreement was mutually terminated during 2011.

We review all relationships and transactions in which the Company and our directors, executive officers or their immediate family members participate to determine whether such persons have a direct or indirect material interest in such transactions or relationships. In addition, our Code of Ethics and Business Conduct generally prohibits our officers, directors and employees from engaging in activities that involve, or even appear to involve, a conflict between their personal interest and the interests of the Company. Our Code of Ethics and Business Conduct encourages our employees to report to us an actual or apparent conflict of interest.

Our Board of Directors, with any directors involved in the relevant transaction recused, or the Audit Committee reviews all related party transactions involving the Company and any of the Company’s principal shareholders or members of our board of directors or senior management or any immediate family member of any of the foregoing. A general statement of this policy is set forth in our audit committee charter, which is published on our website at www.stereotaxis.com/investors/governance.html. However, the Board does not have detailed written policies and procedures for reviewing related party transactions. Rather, all facts and circumstances surrounding each related party transaction may be considered.

Note and Warrant Purchase Agreement. Effective November 10, 2010, we executed the Third Amendment to the Note and Warrant Purchase Agreement with Alafi Capital Company and certain affiliates of Sanderling Venture Partners (the “Lenders”) under which the Lenders committed to extend their October 2009 agreement to loan us an aggregate of $10 million on an unsecured basis through March 31, 2012. This facility may also be used by the Company to guarantee its loan commitments with Silicon Valley Bank, its primary bank lender, through the same extended term. In conjunction with this extension, we issued five-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $4.015 per share to the Lenders. Such number of warrants was equal to 32% of the $10 million extension with an exercise price equal to 10% above the price of common shares sold in the November 2010 public offering.

Effective March 30, 2012, we executed the Fourth Amendment to the Note and Warrant Purchase Agreement with the Lenders, in connection with the extension of our loan commitments with Silicon Valley Bank through April 30, 2012. We issued five-year warrants to purchase an aggregate of 757,346 shares of our common stock at an exercise price of $0.6602 per share to the Lenders. The exercise price is equal to the closing bid price on March 29, 2012, the trading day immediately prior to the date of the amendment.

The obligations under the $10 million loan or guarantee commitment, and the number of warrants granted under each of the amendments are split evenly between Alafi Capital Company and certain affiliates of Sanderling Venture Partners. The lenders are affiliates of Christopher D. Alafi and Fred A. Middleton, respectively. Each of these transactions was reviewed and approved by non-interested directors at a meeting of the Board of Directors, at which Mr. Middleton and Mr. Alafi were recused from the discussions and vote, or by the Audit Committee. Neither Mr. Middleton nor Mr. Alafi is a member of the Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were charged for professional services rendered by Ernst & Young LLP, our independent registered public accountants, in fiscal year 2010 and fiscal year 2011:

Description of Professional Service	Amount Billed for Fiscal Year
	2010 $	2011 $
Audit Fees—professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.	444,801	350,000

Audit-Related Fees—assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of financial statements and are not reported as “Audit Fees.”	1,995	1,995

Tax Fees—professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning.	—	—

All Other Fees	—	—

Total Ernst & Young LLP Fees	446,796	351,995

Pre-Approval Policy

As described in the Audit Committee charter, which was amended and restated in August, 2011, it is the Audit Committee’s policy and procedure to review and consider and ultimately pre-approve, where appropriate, all audit and non-audit engagement services to be performed by our independent registered public accountants. All of the audit services, audit-related services and tax services provided by Ernst & Young LLP during fiscal year 2011 were pre-approved in accordance with the Audit Committee’s policy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: April 27, 2012	By:	/s/ SAMUEL W. DUGGAN, II
Samuel W. Duggan II Chief Financial Officer Stereotaxis, Inc. (Principal Financial Officer)

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)