Form 10-Q
period 2012-03-31
Stereotaxis, Inc.
filed 2012-05-10
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on April 30, 2012 was 56,382,486.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,468,699	$13,954,919
Accounts receivable, net of allowance of $704,328 and 667,529 in 2012 and 2011, respectively	10,293,481	11,104,038
Current portion of long-term receivables	59,811	59,679
Inventories	7,214,994	6,036,051
Prepaid expenses and other current assets	3,416,740	3,081,484

Total current assets	31,453,725	34,236,171
Property and equipment, net	3,061,673	3,323,856
Intangible assets	2,204,195	2,279,153
Long-term receivables	31,118	51,892
Other assets	41,635	40,760

Total assets	$36,792,346	$39,931,832

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$26,731,186	$21,173,321
Accounts payable	6,003,094	5,610,181
Accrued liabilities	5,510,409	5,703,166
Deferred contract revenue	8,277,817	8,220,306
Warrants	313,485	125,415

Total current liabilities	46,835,991	40,832,389

Long-term debt, less current maturities	12,720,806	17,290,531
Long-term deferred contract revenue	602,520	634,713
Other liabilities	1,561	3,094

Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2012 and 2011; none outstanding at 2012 and 2011	—	—

Common stock, par value $0.001; 100,000,000 shares authorized at 2012 and 2011; 56,372,466 and 55,431,573 issued at 2012 and 2011, respectively	56,372	55,432
Additional paid-in capital	358,001,453	356,729,118
Treasury stock, 40,151 shares at 2012 and 2011	(205,999)	(205,999)
Accumulated deficit	(381,220,358)	(375,407,446)

Total stockholders’ deficit	(23,368,532)	(18,828,895)

Total liabilities and stockholders’ deficit	$36,792,346	$39,931,832

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Systems	$5,179,505	$4,288,176
Disposables, service and accessories	7,103,723	5,936,528

Total revenue	12,283,228	10,224,704

Cost of revenue:
Systems	2,342,410	2,184,478
Disposables, service and accessories	1,419,421	820,501

Total cost of revenue	3,761,831	3,004,979

Gross margin	8,521,397	7,219,725

Operating expenses:
Research and development	2,825,207	3,394,259
Sales and marketing	5,998,739	8,338,336
General and administrative	3,872,873	4,250,269

Total operating expenses	12,696,819	15,982,864

Operating loss	(4,175,422)	(8,763,139)

Other income (expense)	(188,070)	20,346
Interest income	1,363	3,187
Interest expense	(1,450,783)	(810,327)

Net loss	$(5,812,912)	$(9,549,933)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.17)

Weighted average shares used in computing net loss per common share:
Basic and diluted	54,993,157	54,719,677

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(5,812,912)	$(9,549,933)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	344,455	358,584
Amortization	74,958	74,958
Amortization of warrants	511,079	328,327
Share-based compensation	937,323	818,361
Non-cash royalty (income), net	—	(796,995)
Warrant adjustment	188,070	(20,346)
Changes in operating assets and liabilities:
Accounts receivable	810,557	698,903
Other receivables	20,642	(2,004)
Inventories	(1,178,943)	(600,862)
Prepaid expenses and other current assets	(551,281)	(160,780)
Other assets	(875)	(5,251)
Accounts payable	392,913	(1,431,086)
Accrued liabilities	20,829	692,615
Deferred revenue	25,318	(416,407)
Other liabilities	(1,533)	(2,770)

Net cash used in operating activities	(4,219,400)	(10,014,686)

Cash flows from investing activities
Purchase of equipment	(82,272)	(332,957)

Net cash used in investing activities	(82,272)	(332,957)

Cash flows from financing activities
Payments under term note	(1,000,000)	—
Proceeds from revolving line of credit	20,695,969	17,100,000
Payments of revolving line of credit	(18,334,786)	(11,000,000)
Payments of Cowen Debt	(586,629)	—
Payments under Biosense Debt	—	(697,470)
Proceeds from issuance of stock and warrants, net of issuance costs	40,898	91,213

Net cash provided by financing activities	815,452	5,493,743

Net decrease in cash and cash equivalents	(3,486,220)	(4,853,900)
Cash and cash equivalents at beginning of period	13,954,919	35,248,819

Cash and cash equivalents at end of period	$10,468,699	$30,394,919

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

In this report, “Stereotaxis,” the “Company,” “Registrant,” “we,” “us,” and “our” refer to Stereotaxis, Inc. and its wholly-owned subsidiaries. Niobe®, Epoch™, Odyssey™, and Odyssey Cinema™ are trademarks of Stereotaxis, Inc.

1. Description of Business

Stereotaxis designs, manufactures and markets the Epoch Solution, which is an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency and efficacy for catheter-based, or interventional, procedures. The Epoch Solution is comprised of the Niobe ES Robotic Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), and the Vdrive Robotic Navigation System.

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

In addition to the Niobe system and its components, Stereotaxis also has developed the Odyssey Solution, which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation and training.

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere; the V-Loop™ circular catheter manipulator is currently under regulatory review by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of March 31, 2012, we had incurred cumulative net losses of approximately $381 million. The Company expects such losses to continue through at least the year ended December 31, 2012. In May 2011, the Company introduced the Niobe ES, which is the latest generation of the Niobe Robotic Magnetic Navigation System and will replace the Niobe II system going forward. Due to the fact that the Niobe ES system and upgrades from Niobe II to Niobe ES systems were not available to customers until December 2011, the product change created a rapid shift away from sales of the current Niobe II system, resulting in lower System Revenue in 2011. As of March 31, 2012, the Company had performed 25 installations to upgrade Niobe II systems to Niobe ES systems and has received positive feedback from the physicians at these sites. During the quarter ended September 30, 2011, the Company implemented a detailed plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. By December 31, 2011, the Company completed the majority of the operating expense declines through headcount reductions and discretionary spending cuts and continues to implement processes and changes to further reduce operating expenses.

As a result of losses incurred, the cash balance at March 31, 2012 was $10.5 million. During the quarter ended March 31, 2012 and subsequent to the balance sheet date, the Company amended agreements with its primary lender. See Note 9 for additional details. Subsequent to the balance sheet date, the Company entered into financing agreements to raise approximately $18.5 million. See Note 14 for additional details.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (SEC) on March 15, 2012.

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

Under our revenue recognition policy, a portion of revenue for the Niobe, Odyssey Vision, Odyssey Cinema, and Vdrive systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Revenue for Niobe, Odyssey Vision Standard HD, Odyssey Vision Quad, Odyssey Enterprise Cinema, and Vdrive systems is recognized upon delivery due to the fact that third parties became qualified to perform installations. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. The Company does not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. However, the Company may deliver systems to a non-hospital site at the customer’s request as outlined in the terms and conditions of the sales agreement, in which case the Company evaluates whether the substance of the transaction meets the delivery and performance requirements for revenue recognition under “bill and hold” guidance. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

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

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The largest adjustment between the shares outstanding at March 31, 2012 and the weighted average shares used for calculating basic earnings per share for the quarter ended March 31, 2012 is the deduction of unvested restricted shares, which amounted to 1,235,363 at March 31, 2012.

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

As of March 31, 2012, the Company had 4,753,906 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $4.55 per share and 11,138,959 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $3.96 per share. The Company had a weighted average of 849,709 unearned restricted shares outstanding for the three months ended March 31, 2012.

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

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $58,234 and $55,629 at March 31, 2012 and December 31, 2011, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the three months ended March 31, 2012 and the three months ended March 31, 2011. There were no transfers in or out of Level 1 during the three months ended March 31, 2012.

The Company’s financial liabilities consist of warrants in the amount of $313,485 at March 31, 2012. These liabilities are classified as Level 3 as described above and are measured using the Black-Scholes valuation model. The mark-to-market adjustment recorded in other income (expense) for these warrants was $(188,070) during the three months ended March 31, 2012. There were no purchases, sales, issuances, transfers, or settlements of Level 3 financial instruments during the three months ended March 31, 2012. These warrants were transferred into Level 3 on January 1, 2009 based on the adoption of general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. See Note 11 for additional details.

Fair Value – Other Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of March 31, 2012 and December 31, 2011.

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

Long and short-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value. See Note 9 for disclosure of the fair value of debt.

Share-Based Compensation

The Company accounts for its grants of stock options, stock appreciation rights, restricted shares, and restricted stock units and for its employee stock purchase plan in accordance with the provisions of general accounting principles for share-based payments. These accounting principles require the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This guidance was effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material effect on our financial position or results of operations.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and IFRS. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. This guidance was effective for the Company’s interim and annual periods beginning January 1, 2012. As the Company has no items of other comprehensive income, the Company is not required to report comprehensive income or other comprehensive income.

3. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$3,448,935	$2,264,603
Work in process	736,726	131,980
Finished goods	3,246,203	3,790,625
Reserve for obsolescence	(216,870)	(151,157)

Total inventory	$7,214,994	$6,036,051

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2012	2011
Prepaid expenses	$690,934	$460,297
Deferred cost of revenue	440,875	289,312
Other assets	2,284,931	2,331,875

Total prepaid expenses and other current assets	$3,416,740	$3,081,484

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2012	2011
Equipment	$9,016,945	$8,977,623
Equipment held for lease	547,416	547,416
Leasehold improvements	2,473,880	2,473,880

	12,038,241	11,998,919
Less: Accumulated depreciation	(8,976,568)	(8,675,063)

Net property and equipment	$3,061,673	$3,323,856

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

As of March 31, 2012, the Company had total intangible assets, including those described above, of $3.7 million. Accumulated amortization at March 31, 2012 was $1.5 million.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2012	2011
Accrued salaries, bonus and benefits	$3,069,403	$3,229,382
Accrued research and development	19,683	27,044
Accrued legal and other professional fees	104,200	25,000
Other	2,317,123	2,421,740

Total accrued liabilities	$5,510,409	$5,703,166

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Deferred Revenue

Deferred revenue consists of the following:

	March 31,	December 31,
	2012	2011
Product shipped, revenue deferred	$2,241,141	$2,001,160
Customer deposits	532,700	1,156,900
Deferred service and license fees	6,106,496	5,696,959

	8,880,337	8,855,019
Less: Long-term deferred revenue	(602,520)	(634,713)

Total current deferred revenue	$8,277,817	$8,220,306

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Revolving credit agreement, due April 2012	$17,650,980	$17,682,204	$15,290,510	$15,371,063
Term note, due December 2013	7,000,000	7,000,000	8,000,000	8,000,000
Cowen debt	14,801,012	14,801,012	15,173,342	15,173,342

Total debt	39,451,992	39,483,216	38,463,852	38,544,405
Less current maturities	(26,731,186)	(26,762,410)	(21,173,321)	(21,253,874)

Total long term debt	$12,720,806	$12,720,806	$17,290,531	$17,290,531

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revolving line of credit

The revolving line of credit and the Company’s term notes (collectively, the “Credit Agreements”) are secured by substantially all of the Company’s assets. The Company is also required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

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

On November 30, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement with its primary lender (“Amended Loan Agreement”). Under the Amended Loan Agreement, the Company agreed to revised tangible net worth and liquidity ratio covenants. Further, certain intellectual property assets of the Company were added to the collateral which secures repayment of the loan. Finally, the Amended Loan Agreement permits the Company to repay Cowen Healthcare Royalty Partners II, L.P. (“Cowen”) under the Agreement with the royalties due to the Company under the Biosense Agreement (the “Biosense Agreement”), as described below.

On March 30, 2012, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2012 to April 30, 2012 and reduced the Company’s borrowing availability by $3,333,333. Additionally, the agreement waived the liquidity ratio covenant for the compliance period ended March 31, 2012. The Company also extended until April 30, 2012 the $10 million guarantee provided by the Lenders. As a result of this extension, the Company issued the Lenders warrants to purchase 757,346 shares of common stock at $0.6602 per share.

As of March 31, 2012, the Company had $17.7 million outstanding under the revolving line of credit and had an unused line of approximately $0.1 million with current borrowing capacity of $17.8 million, including amounts already drawn. As of March 31, 2012, the Company had no remaining availability on its Lender loan and guarantee.

Subsequent to the balance sheet date, on May 1, 2012, the Company and its primary lender entered into an agreement in which the lender extended the maturity of the revolving line of credit from April 30, 2012 to May 15, 2012 and waived the defaults for failure to comply with the minimum liquidity ratio financial covenant for the compliance period ending April 30, 2012. The Company also amended its agreement, with the Lenders to extend the $10 million loan guarantee through May 15, 2012. The Company granted warrants to purchase an aggregate of 609,756 shares of Common Stock in exchange for the extension of the guarantee. Refer to Note 14 for discussion of a financing transaction which further amends the agreement with the primary lender.

Term note

Under the 2010 amendment to the loan agreement, the Company entered into a $10 million term loan maturing on December 31, 2013, with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrued at the rate of prime plus 3.5%. Under the September 2011 amendment of the loan agreement, the interest rate on the term loan was increased to prime plus 5.5%. Under this agreement, the Company provided its primary lender with warrants to purchase 111,111 shares of common stock. The warrants are exercisable at $3.60 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably over the life of the term loan.

In the event that the covenants of the loan agreement are not met, the primary lender could call the Company’s outstanding debt. Under ASC 470 Debt, callable obligations are classified as current unless the creditor waives the right to call the debt for a period of more than one year or it is probable that the violation will be cured within the grace period provided by the lender. Because the lender waived the covenant only for the month ended March 31, 2012 and without a future capital transaction, the Company did not expect to cure the violation prior to April 30, 2012, the entire term note is classified as short-term debt as of March 31, 2012.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cowen Debt

In November 2011, the Company entered into a loan agreement with Cowen. Under the agreement the Company borrowed from Cowen $15 million. The Company may borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. The loan will be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Cowen will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, the royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The Agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender under the Amended Loans Agreement described above.

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, no later than December 31, 2011. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses accrued at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon were recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of December 31, 2011, these amounts plus interest accrued thereon had been repaid in full, in accordance with the agreement.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Stockholders’ Equity

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. At March 31, 2012, the Board of Directors had reserved a total of 5,218,687 shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2012, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $5.4 million, net of estimated forfeitures of approximately $2.1 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three months ended March 31, 2012 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2011	5,627,332	$1.00 - $12.55	$4.85
Granted	30,250	$0.81 - $0.81	$0.81
Exercised	—	$0 - $0	$—
Forfeited	(903,676)	$1.00 - $10.24	$6.29

Outstanding, March 31, 2012	4,753,906	$0.81 - $12.55	$4.55

A summary of the restricted share grant activity for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2011	526,588	$3.42
Granted	852,500	$0.80
Vested	(5,325)	$6.65
Forfeited	(138,400)	$2.23

Outstanding, March 31, 2012	1,235,363	$1.73

A summary of the restricted stock unit activity for the three months ended March 31, 2012 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2011	988,202	$1.09
Granted	144,706	$0.85
Vested	(176,313)	$1.09
Forfeited	(85,475)	$1.09

Outstanding, March 31, 2012	871,120	$1.05

A summary of the restricted stock outstanding as of March 31, 2012 is as follows:

Number of Shares
Time based restricted shares	170,263
Performance based restricted shares	1,065,100

Outstanding, March 31, 2012	1,235,363

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Warrants Liability

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $313,485 were measured at fair value on a recurring basis as of March 31, 2012 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at March 31, 2012 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 77%; 3) risk-free interest rate of 0.51%; and 4) expected life of 2.25 years. The fair value of the outstanding derivative instrument and the effect on the Statement of Operations is as follows:

Fair Value of Warrants
Balance, December 31, 2011	$125,415
Change in fair value	188,070

Balance, March 31, 2012	$313,485

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

March 31,
2012
Warranty accrual, December 31, 2011	$691,832
Warranty expense incurred	140,846
Payments made	(200,526)

Warranty accrual, March 31, 2012	$632,152

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

In 2011, the Company entered into a letter of credit to support a commitment in the amount of less than $0.1 million. This letter of credit is valid through 2015.

14. Subsequent Events

On May 7, 2012, the Company entered into agreements to raise approximately $18.5 million. The financing includes a $10 million private offering of common stock and $8.5 million of unsecured, subordinated, convertible promissory debentures. The Company will raise $10 million through the issuance of approximately 21.7 million shares of common stock and 6-year warrants to purchase approximately 21.7 million additional shares of common stock. In connection with the debentures, the Company issued warrants to purchase common stock equal to 100% of the shares underlying the debentures, or approximately 25.2 million shares. Net proceeds from these financings will be used to repay $7 million of the revolving credit facility guarantee provided by the Lenders. The Company also amended its credit agreement with its primary lender, including extending its revolving credit facility to March 31, 2013 and decreasing the availability from $20 million to $13 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in Item 1A “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2011. Forward-looking statements discuss matters that are not historical facts and include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Stereotaxis designs, manufactures and markets the Epoch Solution, which is an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency and efficacy for catheter-based, or interventional, procedures. The Epoch Solution is comprised of the Niobe ES Robotic Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), and the Vdrive Robotic Navigation System.

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

In addition to the Niobe system and its components, Stereotaxis also has developed the Odyssey Solution, which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation and training.

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere; the V-Loop™ circular catheter manipulator is currently under regulatory review by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of March 31, 2012, we had incurred cumulative net losses of approximately $381 million. The Company expects such losses to continue through at least the year ended December 31, 2012. In May 2011, the Company introduced the Niobe ES, which is the latest generation of the Niobe Robotic Magnetic Navigation System and will replace the Niobe II system going forward. Due to the fact that the Niobe ES system and upgrades from Niobe II to Niobe ES systems were not available to customers until December 2011, the product change created a rapid shift away from sales of the current Niobe II system, resulting in lower System Revenue in 2011. As of March 31, 2012, the Company had performed 25 installations to upgrade Niobe II systems to Niobe ES systems and has received positive feedback from the physicians at these sites. During the quarter ended September 30, 2011, the Company implemented a detailed plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. By December 31, 2011, the Company completed the majority of the operating expense declines through headcount reductions and discretionary spending cuts and continues to implement processes and changes to further reduce operating expenses.

As a result of losses incurred, the cash balance at March 31, 2012 was $10.5 million. During the quarter ended March 31, 2012 and subsequent to the balance sheet date, the Company amended agreements with its primary lender. See Note 9 for additional details. Subsequent to the balance sheet date, the Company entered into financing agreements to raise approximately $18.5 million. See Note 14 for additional details.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Under our revenue recognition policy, a portion of revenue for the Niobe, Odyssey Vision, Odyssey Cinema, and Vdrive systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Revenue for Niobe, Odyssey Vision Standard HD, Odyssey Vision Quad, Odyssey Enterprise Cinema, and Vdrive systems is recognized upon delivery due to the fact that third parties became qualified to perform installations. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. The Company does not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. However, the Company may deliver systems to a non-hospital site at the customer’s request as outlined in the terms and conditions of the sales agreement, in which case the Company evaluates whether the substance of the transaction meets the delivery and performance requirements for revenue recognition under “bill and hold” guidance. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue. Revenue increased from $10.2 million for the three months ended March 31, 2011 to $12.3 million for the three months ended March 31, 2012, an increase of approximately 20%. Revenue from the sale of systems increased from $4.3 million to $5.2 million, an increase of approximately 21%. We recognized revenue on two Niobe systems, a total of $1.4 million for Niobe ES upgrades, and a total of $2.0 million for Odyssey and Odyssey Cinema systems during the 2012 period, versus one Niobe system and a total of $2.7 million for Odyssey and Odyssey Cinema systems during the 2011 period. Revenue from sales of disposable interventional devices, service and accessories increased to $7.1 million for the three months ended March 31, 2012 from $5.9 million for the three months ended March 31, 2011, an increase of approximately 20%. The increase was attributable to the increased base of installed systems, the resulting disposable sales and service contracts, as well as favorable pricing.

Cost of Revenue. Cost of revenue increased from $3.0 million for the three months ended March 31, 2011 to $3.8 million for the three months ended March 31, 2012, an increase of approximately 25%. Cost of revenue for systems sold increased from $2.2 million for the three months ended March 31, 2011 to $2.3 million for the three months ended March 31, 2012, an increase of approximately 7%. This increase was primarily due to Niobe ES upgrades. Cost of revenue for disposables, service and accessories increased from $0.8 million for the three months ended March 31, 2011 to $1.4 million for the three months ended March 31, 2012, an increase of approximately 73%. The increase was primarily due to Niobe ES upgrades received through premium service packages which include rights to new hardware. As a percentage of our total revenue, overall gross margin decreased to 69% for the three months ended March 31, 2012 from 71% for the three months ended March 31, 2011. Gross margin for systems was 55% for the three months ended March 31, 2012 compared to 49% for the three months ended March 31, 2011. The increase was related to higher product mix of Niobe systems. Gross margin for disposables, service and accessories was 80% for the current quarter compared to 86% for the three months ended March 31, 2011. The decrease is due to Niobe ES upgrades received through service contracts.

Research and Development Expenses. Research and development expenses decreased from $3.4 million for the three months ended March 31, 2011 to $2.8 million for the three months ended March 31, 2012, a decrease of approximately 17%. The decrease is primarily due to the completion of major development efforts of the Epoch Solution and Odyssey system upgrades in 2011, as well as reduced headcount expenses as part of the Company’s efforts to reduce operating expenses in 2012.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $8.3 million for the three months ended March 31, 2011 to $6.0 million for the three months ended March 31, 2012, a decrease of approximately 28%. The decrease was due to reduced headcount expenses and a reduction in marketing and consulting expenses as part of the Company’s efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $3.9 million from $4.3 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of approximately 9%. The decrease was primarily due to lower costs due to better alignment between customer training and clinical adoption, partially offset by foreign currency effects.

Other Income (Expense). Other income (expense) represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense increased to $1.5 million for the three months ended March 31, 2012 from $0.8 million for the three months ended March 31, 2011, due to higher average debt balances outstanding and the increased interest rate applicable to the the Cowen debt and the term loan.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At March 31, 2012 we had $10.5 million of cash and equivalents. We had a working capital deficit of approximately $15.4 and $6.6 million as of March 31, 2012 and December 31, 2011, respectively. The decrease in working capital is due principally to the $5.8 million net loss for the first three months of 2012.

Cash flow

The following table summarizes our cash flow by operating, investing and financing activities for each of three month periods ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cash Flow used in Operating Activities	$(4,219)	$(10,015)

Cash Flow used in Investing Activities	$(82)	$(333)

Cash Flow provided by Financing Activities	$815	$5,494

Net cash used in operating activities. We used approximately $4.2 million and $10.0 million of cash for operating activities during the three months ended March 31, 2012 and 2011, respectively. This decrease was primarily driven by a decrease in the net loss of $3.7 million, a net decrease in cash used in operating assets and liabilities of $0.8 million, and a decrease of $0.8 million due to the net presentation of the Biosense Webster royalty in operating activities in 2011.

Net cash used in investing activities. We used approximately $0.1 million of cash for purchases of equipment for the three month period ended March 31, 2012 compared to $0.3 million for the three month period ended March 31, 2011. The decrease was due to higher expenditures in 2011 for equipment related to new product development as well as equipment used for trade shows.

Net cash provided by financing activities. We generated approximately $0.8 million of cash for the three month period ended March 31, 2012 compared to $5.5 million generated for the three month period ended March 31, 2011. This decrease in cash generated was primarily due to payments under our revolving line of credit and term note.

We expect to have negative cash flow from operations throughout 2012. We also expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our sales and marketing, research and development, and general and administrative expenses will decrease throughout 2012. Although our operating expenses will be reduced in 2012, we may be required to raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

The $20 million working capital facility with our primary lender as well as the financing commitment provided by the Lenders expired on April 30, 2012. Subsequent to the balance sheet date, we amended the agreements with our primary lender to extend the maturity of the working capital facility until May 15, 2012.

We expect to amend the agreement to extend the maturity of our working capital facility to March 31, 2013, and decrease the $10 million sublimit for borrowings supported by guarantees from the Lenders to $3 million. The agreement has been signed and placed in escrow, subject to release and effectiveness upon closing of the transaction described in Note 14 above.

We cannot assure that our existing cash, cash equivalents and borrowing facilities will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months. In the event that the amendment of our existing debt facility as described above is not completed, it is probable that we will not meet all covenants of our bank loan agreement as of May 31, 2012. In the event that our covenants are not met, it is possible that our primary lender could call our outstanding debt. We also cannot assure that additional financing will be available on a timely basis on terms acceptable to us or at all. If adequate funds are not available to us, through the extension of our existing debt facility or otherwise, we may not be able to maintain customer and vendor relationships; hire, train and retain employees; maintain or expand our operations; or respond to competitive pressures. Further, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

Borrowing facilities

As of March 31, 2012, the Company’s borrowing facilities were comprised of a revolving line of credit and a term note maintained with its primary lender, Silicon Valley Bank, as well as a term note maintained with Cowen Healthcare Royalties Partners II, L.P. (“Cowen”). During 2011, the Company paid off the remaining amount due on its advance from Biosense Webster, Inc., resulting in a balance of $0 as of December 31, 2011.

The revolving line of credit and the Company’s term notes (collectively, the “Credit Agreements”) are secured by substantially all of the Company’s assets. The Company is also required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

In December 2010, the Company amended its loan agreement with our primary lender to extend the maturity of the current working capital line of credit from March 31, 2011 to March 31, 2012. The amendment retained the $30 million total availability under the line. The revised agreement retained the $10 million sublimit for borrowings supported by guarantees from stockholders who are affiliates of two members of its board of directors (“Lenders”) and considered to be related parties. Under the revised facility, we were required to maintain a minimum “tangible net worth” and liquidity ratio as defined in the agreement. Interest on the facility accrued at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts.

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

On November 30, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“Amended Loan Agreement”). Under the Amended Loan Agreement, the Company agreed to revised tangible net worth and liquidity ratio covenants. Further, certain intellectual property assets of the Company were added to the collateral which secures repayment of the loan. Finally, the Amended Loan Agreement permits the Company to repay Cowen under the Agreement with the royalties due to the Company under the Biosense Agreement (the “Biosense Agreement”), as described below.

On March 30, 2012, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2012 to April 30, 2012 and reduced the Company’s borrowing availability by $3,333,333. Additionally, the agreement waived the liquidity ratio covenant for the compliance period ended March 31, 2012. The Company also extended until April 30, 2012 the $10 million guarantee provided by the Lenders. As a result of this extension, the Company issued the Lenders warrants to purchase 757,346 shares of common stock at $0.6602 per share.

As of March 31, 2012, the Company had $17.7 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one month in arrears. As of March 31, 2012, the Company had a borrowing capacity of $17.8 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $0.1 million under the revolving line of credit at March 31, 2012. As of March 31, 2012, the Company had no remaining availability on its Lender loan and guarantee.

Subsequent to the balance sheet date, on May 1, 2012, the Company and its primary lender entered into an agreement in which the lender extended the maturity of the revolving line of credit from April 30, 2012 to May 15, 2012 and waived the defaults for failure to comply with the minimum liquidity ratio financial covenant for the compliance period ending April 30, 2012. The Company also amended its agreement, with the Lenders to extend the $10 million loan guarantee through May 15, 2012. The Company granted warrants to purchase an aggregate of 609,756 shares of Common Stock in exchange for the extension of the guarantee. Refer to Note 14 for discussion of a financing transaction which further amends the agreement with the primary lender.

Under the 2010 amendment to the loan agreement, the Company entered into a $10 million term loan maturing on December 31, 2013 with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrued at the rate of prime plus 3.5%. Under this agreement, the Company provided its primary lender with warrants to purchase 111,111 shares of common stock. The warrants are exercisable at $3.60 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably over the life of the term loan.

In September 2011, the Company amended its agreement with its primary lender. The amendment increased the interest rate applicable to the term loan from the lender’s prime rate plus 3.5% to the lender’s prime rate plus 5.5%.

In the event that the covenants of the loan agreement are not met, the primary lender could call the Company’s outstanding debt. Under ASC 470 Debt, callable obligations are classified as current unless the creditor waives the right to call the debt for a period of more than one year or it is probable that the violation will be cured within the grace period provided by the lender. Because the lender waived the covenant only for the month ended March 31, 2012 and without a future capital transaction, the Company did not expect to cure the violation prior to April 30, 2012, the entire term note is classified as short-term debt as of March 31, 2012.

In November 2011, the Company entered into a loan agreement with Cowen. Under the agreement the Company borrowed from Cowen $15 million. The Company may borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. The loan will be repaid through, and secured by, royalties payable to the Company under the Biosense Agreement. The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Cowen will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The Agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender under the Amended Loans Agreement described above.

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and will be due, together with any unrecouped portion of the $10.0 million royalty advance, no later than December 31, 2011. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses accrued at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon were recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. The Company has the right to prepay any amounts due pursuant to the Amendment at any time without penalty. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of December 31, 2011, these amounts plus interest accrued thereon had been repaid in full, in accordance with the agreement.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our activities are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international activities are subject to risks typical of international activities, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of March 31, 2012 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the three months ended March 31, 2012, sales denominated in foreign currencies were approximately 24% of total revenue and as such, our revenue would have decreased by approximately $0.3 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the three months ended March 31, 2012, expenses denominated in foreign currencies were approximately 9% of our total expenses and as such, our operating expenses would have decreased less than $0.1 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at March 31, 2012 would have decreased the carrying amounts of those net assets by approximately $0.3 million.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of March 31, 2012, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain of our outstanding debt is subject to minimum interest rates ranging from 6.0% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in a less than $0.1 million increase in interest expense for the quarter ended March 31, 2012.

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

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, on October 7, 2011, a purported securities class action was filed against the Company, one of the Company’s current executive officers and a past executive officer in the U.S. District Court for the Eastern District of Missouri by Kevin Pound, a purported shareholder of the Company. On December 29, 2011, the court granted an unopposed motion appointing Local 522 Pension Fund as Lead Plaintiff in the action and granting Lead Plaintiff leave to file an Amended Complaint, which Lead Plaintiff filed on March 19, 2012. The Amended Complaint alleges that, during the period from February 28, 2011 through August 9, 2011, the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and future business prospects, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint seeks unspecified damages, costs, attorneys’ fees and such other relief as the Court may deem appropriate. Pursuant to the Court’s current scheduling order, Defendants have until May 18, 2012 to answer or otherwise plead in response to the Amended Complaint, at which time the Company expects to file a motion to dismiss the Amended Complaint. The Company believes the complaint is without merit and intends to vigorously defend against it. However, litigation is inherently uncertain and it is too early in this proceeding to predict the outcome of this lawsuit or to reasonably estimate possible losses, if any, related thereto. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, on December 2, 2011, a purported shareholder derivative action was filed in the U.S. District Court for the Eastern District of Missouri by Carl Zorn, a purported shareholder of the Company, against the directors of the Company and the Company as a nominal defendant. The Complaint in this action alleges that the individual defendants breached their fiduciary duties to the Company, engaged in gross mismanagement and caused waste of corporate assets of the Company by allowing the Company and certain of its officers to make the same allegedly false and misleading statements regarding the Company’s financial condition and future business prospects that are at issue in the purported class action. The Complaint seeks unspecified damages, restitution and other equitable relief, as well as costs and attorneys’ fees from the named defendants on behalf of the Company. At the request of all parties, on March 22, 2012, the Court entered an order staying the case pending resolution of the motion to dismiss that is expected to be filed in the securities class action. The Company believes the complaint is without merit and intends to vigorously defend against it. However, litigation is inherently uncertain and it is too early in this proceeding to predict the outcome of this lawsuit or to reasonably estimate possible losses, if any, related thereto. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

Additionally, we are involved from time to time in various lawsuits and claims arising in the normal course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

STEREOTAXIS, INC.
(Registrant)

Date: May 10, 2012	By:	/s/ MICHAEL P. KAMINSKI
Michael P. Kaminski,
Chief Executive Officer

Date: May 10, 2012	By:	/s/ SAMUEL W. DUGGAN II
Samuel W. Duggan II,
Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2(1)	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Warrant issued pursuant to that certain Fourth Amendment to the Note and Warrant Purchase Agreement dated March 30, 2012 between Company and certain investors named therein, filed herewith.

10.1	Waiver Agreement between the Company, Stereotaxis International, Inc. and Silicon Valley Bank dated February 29, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on March 5, 2012.

10.2	First Loan Modification Agreement (Domestic), between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.3	Export-Import Bank First Loan Modification Agreement, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012 incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.4	Fourth Amendment to the Note and Warrant Purchase Agreement among affiliated entities of Sanderling Venture Partners, Alafi Capital Company and Company, dated March 30, 2012, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.