Form 10-Q
period 2012-06-30
Stereotaxis, Inc.
filed 2012-08-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on July 31, 2012 was 7,803,921.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,119,450	$13,954,919
Accounts receivable, net of allowance of $713,142 and 667,529 in 2012 and 2011, respectively	8,235,138	11,104,038
Current portion of long-term receivables	60,692	59,679
Inventories	7,378,595	6,036,051
Prepaid expenses and other current assets	3,858,824	3,081,484

Total current assets	31,652,699	34,236,171
Property and equipment, net	2,763,723	3,323,856
Intangible assets	2,129,236	2,279,153
Long-term receivables	31,581	51,892
Other assets	38,616	40,760

Total assets	$36,615,855	$39,931,832

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$13,891,182	$21,173,321
Accounts payable	4,635,569	5,610,181
Accrued liabilities	5,947,702	5,703,166
Deferred contract revenue	7,535,373	8,220,306
Warrants and derivative liability	2,079,104	125,415

Total current liabilities	34,088,930	40,832,389

Long-term debt, less current maturities	15,237,558	17,290,531
Long-term deferred contract revenue	766,860	634,713
Other liabilities	787	3,094

Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2012 and 2011; none outstanding at 2012 and 2011	—	—

Common stock, par value $0.001; 100,000,000 shares authorized at 2012 and 2011; 7,812,206 and 5,543,157 issued at 2012 and 2011, respectively	7,812	5,543
Additional paid-in capital	365,133,838	356,779,007
Treasury stock, 4,015 shares at 2012 and 2011	(205,999)	(205,999)
Accumulated deficit	(378,413,931)	(375,407,446)

Total stockholders’ deficit	(13,478,280)	(18,828,895)

Total liabilities and stockholders’ deficit	$36,615,855	$39,931,832

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Systems	$3,863,107	$5,024,543	$9,042,612	$9,312,719
Disposables, service and accessories	6,649,791	6,577,596	13,753,514	12,514,124

Total revenue	10,512,898	11,602,139	22,796,126	21,826,843

Cost of revenue:
Systems	2,175,971	2,520,431	4,518,381	4,704,909
Disposables, service and accessories	1,084,107	995,915	2,503,528	1,816,416

Total cost of revenue	3,260,078	3,516,346	7,021,909	6,521,325

Gross margin	7,252,820	8,085,793	15,774,217	15,305,518

Operating expenses:
Research and development	2,196,073	3,311,177	5,021,280	6,705,436
Sales and marketing	6,223,330	9,712,519	12,222,069	18,050,855
General and administrative	3,469,346	4,606,555	7,342,219	8,856,824

Total operating expenses	11,888,749	17,630,251	24,585,568	33,613,115

Operating loss	(4,635,929)	(9,544,458)	(8,811,351)	(18,307,597)

Other income	9,269,424	620,409	9,081,354	640,755
Interest income	2,008	2,133	3,371	5,320
Interest expense	(1,829,076)	(772,769)	(3,279,859)	(1,583,096)

Net income (loss)	$2,806,427	$(9,694,685)	$(3,006,485)	$(19,244,618)

Net earnings (loss) per common share:
Basic	$0.42	$(1.77)	$(0.49)	$(3.51)
Diluted	$0.32	$(1.77)	$(0.49)	$(3.51)

Weighted average shares used in computing net earnings (loss) per common share:
Basic	6,741,578	5,478,087	6,120,447	5,475,044
Diluted	9,263,149	5,478,087	6,120,447	5,475,044

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(3,006,485)	$(19,244,618)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	669,040	731,101
Amortization	149,917	149,916
Amortization of deferred financing costs and debt discount	1,366,471	660,302
Share-based compensation	1,794,729	1,582,866
Loss on asset disposal	4,122	—
Non-cash royalty (income), net	—	(1,597,685)
Adjustment of warrants and debt conversion features	(9,081,354)	(640,755)
Changes in operating assets and liabilities:
Accounts receivable	2,868,900	3,737,168
Other receivables	19,298	(3,935)
Inventories	(1,342,544)	(473,568)
Prepaid expenses and other current assets	(398,952)	311,230
Other assets	2,144	(6,071)
Accounts payable	(974,612)	(866,138)
Accrued liabilities	71,203	884,923
Deferred revenue	(552,786)	18,939
Other liabilities	(2,307)	(4,894)

Net cash used in operating activities	(8,413,216)	(14,761,219)

Cash flows from investing activities
Purchase of equipment	(113,030)	(615,523)

Net cash used in investing activities	(113,030)	(615,523)

Cash flows from financing activities
Payments under term note	(2,000,000)	—
Proceeds from revolving line of credit	33,073,407	32,909,375
Payments of revolving line of credit	(40,363,204)	(28,100,000)
Proceeds from subordinated convertible debt, net of issuance costs	7,738,351	—
Payments of Cowen debt	(925,533)	—
Payments under Biosense debt	—	(1,572,587)
Proceeds from issuance of stock and warrants, net of issuance costs	9,167,756	151,600

Net cash provided by financing activities	6,690,777	3,388,388

Net decrease in cash and cash equivalents	(1,835,469)	(11,988,354)
Cash and cash equivalents at beginning of period	13,954,919	35,248,819

Cash and cash equivalents at end of period	$12,119,450	$23,260,465

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

Since our inception, we have generated significant losses. As of June 30, 2012, we had incurred cumulative net losses of approximately $378 million. The Company expects such losses to continue through at least the year ended December 31, 2012. In May 2011, the Company introduced the Niobe ES, which is the latest generation of the Niobe Robotic Magnetic Navigation System and will replace the Niobe II system going forward. Due to the fact that the Niobe ES system and upgrades from Niobe II to Niobe ES systems were not available to customers until December 2011, the product change created a rapid shift away from sales of the current Niobe II system, resulting in lower System Revenue in 2011. As of June 30, 2012, the Company had performed 47 installations to upgrade Niobe II systems to Niobe ES systems and has received positive feedback from the physicians at these sites. On May 8, 2012, the Company announced that it expects to reduce operating expenses by 15-20% from first quarter levels by the fourth quarter of 2012.

In May 2012, the Company entered into financing agreements and received gross proceeds of approximately $18.5 million. Upon closing the financing transactions, the Company amended its agreement with its primary lender. See Notes 9 and 10 for additional details.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012 or for future operating periods.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (SEC) on March 15, 2012.

As described in Note 10, on July 10, 2012, the Company effected a one-for-ten reverse stock split of the Company’s common stock. All information set forth in the financial statements and related notes gives effect to such reverse stock split.

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

Net Earnings (Loss) per Common Share

Basic and diluted net earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. On July 10, 2012, the Company effected a one-for-ten reverse stock split of the Company’s common stock. The net earnings (loss) per common share, shares outstanding, and weighted average shares outstanding reported in the financial statements and notes to the financial statements for the three and six month periods ending June 30, 2012 and 2011 are presented on a post-split basis. See Note 10 for additional discussion of the reverse stock split.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Numerator for basic EPS	$2,806,427	$(9,694,685)	$(3,006,485)	$(19,244,618)

Effect of dilutive securities:
Subordinated convertible debentures	203,830	—	—	—
Numerator for diluted EPS	$3,010,257	$(9,694,685)	$(3,006,485)	$(19,244,618)

Denominator:
Denominator for basic EPS—weighted average shares	6,741,578	5,478,087	6,120,447	5,475,044

Effect of dilutive securities:
Subordinated convertible debentures	2,521,571	—	—	—
Denominator for diluted EPS	9,263,149	5,478,087	6,120,447	5,475,044

Basic EPS	$0.42	$(1.77)	$(0.49)	$(3.51)
Diluted EPS	$0.32	$(1.77)	$(0.49)	$(3.51)

In the second quarter of 2012, the Company entered into a securities purchase agreement with certain institutional investors whereby the Company agreed to sell an aggregate of approximately $8.5 million in aggregate principal amount of unsecured, subordinated, convertible debentures, which became convertible into shares of the Company’s common stock at a conversion price of $3.361 per share (or approximately 2.5 million shares in the aggregate), on July 10, 2012, the date that the Company received shareholder approval for the transaction. Interest expense of $203,830 related to the subordinated convertible debentures was recorded for the period ended June 30, 2012. The interest expense includes interest paid as well as amortization of the debt discount. Refer to Note 9 for additional discussion of this transaction.

The following potential common shares were excluded from diluted EPS for the three months ended June 30, 2012 as they were antidilutive: 423,669 stock options and stock appreciation rights, 112,775 restricted share awards, 82,106 restricted stock units, and 6,099,476 warrants.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition, the Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for the three and six months ended June 30, 2011 and the six months ended June 30, 2012. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable during these periods because the Company’s unearned restricted shares do not contractually participate in its losses.

As of June 30, 2012, the Company had 423,669 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $44.95 per share and 6,099,476 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $9.98 per share. The Company had a weighted average of 111,226 and 98,098 unearned restricted shares outstanding for the three and six months ended June 30, 2012.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and warrants. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). See Note 11 for additional details.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of June 30, 2012 and December 31, 2011.

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

Reclassifications

Common stock and additional paid-in capital in the prior year’s financial statements have been reclassified to reflect the one-for-ten reverse stock split effected on July 10, 2012. Refer to Note 10 for additional discussion of the reverse stock split.

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

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. This guidance was effective for the Company’s interim and annual periods beginning January 1, 2012. As the Company has no items of other comprehensive income, the Company is not required to report comprehensive income or other comprehensive income.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The Update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The Update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This guidance was effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material effect on our financial position or results of operations.

3. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$3,532,122	$2,264,603
Work in process	354,344	131,980
Finished goods	3,723,835	3,790,625
Reserve for obsolescence	(231,706)	(151,157)

Total inventory	$7,378,595	$6,036,051

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2012	2011
Prepaid expenses	$390,292	$460,297
Deferred cost of revenue	389,860	289,312
Derivative asset	3,951	—
Other assets	3,074,721	2,331,875

Total prepaid expenses and other current assets	$3,858,824	$3,081,484

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

The derivative asset represents the fair value of a debt conversion feature that is part of the subordinated convertible debentures. Refer to Notes 9 and 11 for discussion of the debentures and fair value measurement, respectively.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2012	2011
Equipment	$8,946,967	$8,977,623
Equipment held for lease	547,416	547,416
Leasehold improvements	2,473,880	2,473,880

	11,968,263	11,998,919
Less: Accumulated depreciation	(9,204,540)	(8,675,063)

Net property and equipment	$2,763,723	$3,323,856

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

As of June 30, 2012, the Company had total intangible assets, including those described above, of $3.7 million. Accumulated amortization at June 30, 2012 was $1.6 million.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2012	2011
Accrued salaries, bonus and benefits	$2,966,208	$3,229,382
Accrued research and development	19,547	27,044
Accrued legal and other professional fees	58,762	25,000
Other	2,903,185	2,421,740

Total accrued liabilities	$5,947,702	$5,703,166

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2012	2011
Product shipped, revenue deferred	$1,595,106	$2,001,160
Customer deposits	447,700	1,156,900
Deferred service and license fees	6,259,427	5,696,959

	8,302,233	8,855,019
Less: Long-term deferred revenue	(766,860)	(634,713)

Total current deferred revenue	$7,535,373	$8,220,306

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Revolving line of credit, due March 2013	$8,000,000	$8,119,966	$15,290,510	$15,371,063
Term note, due December 2013	6,000,000	6,000,000	8,000,000	8,000,000
Cowen debt	14,075,189	14,075,189	15,173,342	15,173,342
Subordinated convertible debentures	1,053,551	1,053,551	—	—

Total debt	29,128,740	29,248,706	38,463,852	38,544,405
Less current maturities	(13,891,182)	(14,011,148)	(21,173,321)	(21,253,874)

Total long term debt	$15,237,558	$15,237,558	$17,290,531	$17,290,531

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

In September 2011, the Company amended its agreement with its primary lender. The amendment reduced the availability amount of all credit extensions, other than the term loan, from $30 million to $20 million, and modified the interest rate applicable to the term loan from the lender’s prime rate plus 3.5% to the lender’s prime rate plus 5.5%.

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

On March 30, 2012, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2012 to April 30, 2012 and reduced the Company’s borrowing availability by $3,333,333. The Company also extended until April 30, 2012 the $10 million guarantee provided by the Lenders. As a result of this extension, the Company issued the Lenders warrants to purchase 75,735 shares of common stock at $6.60 per share.

On May 1, 2012, the Company and its primary lender entered into an agreement in which the lender extended the maturity of the revolving line of credit from April 30, 2012 to May 15, 2012. The Company also amended its agreement with the Lenders to extend the $10 million loan guarantee through May 15, 2012. The Company granted warrants to purchase an aggregate of 60,976 shares of Common Stock in exchange for the extension of the guarantee.

On May 10, 2012, upon closing of financing transactions for gross proceeds of $18.5 million, the Company entered into the Third Loan Modification Agreement with its primary lender. The amendment extended the revolving credit facility maturity to March 31, 2013 and revised the financial covenants. Additionally, the revolving line of credit was decreased from $20 million to $13 million. The reduction was as a result of the pay down of $7 million of the guarantees provided by the Lenders.

As of June 30, 2012, the Company had $8.0 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of June 30, 2012, the Company had a borrowing capacity of $8.0 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had no remaining borrowing availability at June 30, 2012. As of June 30, 2012, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

Term note

Under the 2010 amendment to the loan agreement, the Company entered into a $10 million term loan maturing on December 31, 2013, with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrued at the rate of prime plus 3.5%. Under the September 2011 amendment of the loan agreement, the interest rate on the term loan was increased to prime plus 5.5%. Under this agreement, the Company provided its primary lender with warrants to purchase 11,111 shares of common stock. The warrants are exercisable at $36.00 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably over the life of the term loan.

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On July 30, 2012, the Company gave irrevocable notice to borrow an additional $2.5 million based upon achievement of the milestone related to Niobe system sales. Refer to Note 14 for additional discussion.

Subordinated Convertible Debentures

In May 2012, the Company entered into a securities purchase agreement with certain institutional investors whereby the Company agreed to sell an aggregate of approximately $8.5 million in aggregate principal amount of unsecured, subordinated, convertible debentures (the “Debentures”), which became convertible into shares of the Company’s common stock at a conversion price of $3.361 per share (or approximately 2.5 million shares in the aggregate), on July 10, 2012, the date that the Company received shareholder approval for the transaction. The purchasers of the Debentures also received six-year warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s common stock at an exercise price of $3.361 per share. The Debentures bear interest at 8% per year and mature on May 7, 2014. In addition, the Company has the ability to issue shares of its common stock in lieu of cash interest payments under certain circumstances, and intends to do so at such time as the Company has registered the shares for resale.

The Company recorded the Debentures on the balance sheet net of the debt discount of $7.5 million. The debt discount is due to warrants issued in conjunction with the Debentures and the debt conversion features. The fair value of the warrants and derivative liability were $4.1 million and $3.5 million, respectively. The debt discount will be amortized over the life of the loan using the effective interest method. Refer to Note 11 for additional discussion of the fair value of the warrants and conversion features.

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

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Stockholders’ Equity

Reverse Stock Split

On July 10, 2012, the Company filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to implement a one-for-ten reverse split of our common stock (the “Reverse Stock Split”). The ratio for the Reverse Stock Split was determined by our Board of Directors pursuant to the approval of the stockholders at the Company’s special meeting of stockholders held on July 10, 2012, authorizing the Board to effect a reverse stock split within a range of one-for-four to one-for-ten shares of the Company’s common stock. The Reverse Stock Split was effective as of July 10, 2012, and the Company’s common stock began trading on the NASDAQ Global Market on a post-split basis on July 11, 2012.

As a result of the Reverse Stock Split, each ten shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock. The Reverse Stock Split affected all issued and outstanding shares of the Company’s common stock, as well as common stock underlying stock options, stock appreciation rights, restricted stock units, warrants and convertible debentures outstanding immediately prior to the effectiveness of the Reverse Stock Split. The Reverse Stock Split reduced the number of shares of the Company’s common stock currently outstanding from approximately 78 million to 7.8 million. In addition, the Amendment increased the number of authorized shares of the Company’s common stock from 100 million to 300 million. The Reverse Stock Split did not alter the par value of common stock, which remained $0.001 per share, or modify any voting rights or other terms of the Company’s common stock. Unless otherwise indicated, all information set forth herein gives effect to such Reverse Stock Split.

PIPE Transaction

In May 2012, the Company entered into a stock and warrant purchase agreement with certain institutional investors whereby it agreed to sell an aggregate of approximately 21.7 million shares of the Company’s common stock (the “PIPE Common Stock”) at a price of $0.3361 per share, together with six-year warrants at a price of $0.125 per share to purchase an aggregate of approximately 21.7 million shares of common stock having an exercise price of $0.3361 per share (the “PIPE Warrants”). Each purchaser received a PIPE Warrant to purchase one share of common stock for every share of PIPE Common Stock purchased.

As described above, on July 10, 2012, the Company effected a one-for-ten Reverse Stock Split of the Company’s common stock. As a result, the PIPE Common Stock was combined and converted into an aggregate of approximately 2.17 million shares of the Company’s common stock, and the PIPE Warrants became exercisable for an aggregate of approximately 2.17 million shares with an exercise price of $3.361 per share.

Net proceeds from the sale of the securities were approximately $9.1 million, after placement agent fees and other offering expenses. The Company used the funds to repay $7 million of the revolving credit facility guaranteed by the Lenders and plans to use the balance for working capital and general corporate purposes.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. At June 30, 2012, the Board of Directors had no remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans. At the 2012 Annual Shareholder Meeting, the Board of Directors is seeking shareholder approval for a 2012 Stock Incentive Plan.

At June 30, 2012, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $5.3 million, net of estimated forfeitures of approximately $2.6 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the option and stock appreciation rights activity for the six months ended June 30, 2012 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2011	562,733	$10.00 - $125.50	$48.53
Granted	5,423	$6.80 - $8.10	$7.53
Exercised	—	$0 - $0	$—
Forfeited	(144,487)	$6.90 - $125.50	$57.52

Outstanding, June 30, 2012	423,669	$6.80 - $116.40	$44.95

A summary of the restricted share grant activity for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2011	52,659	$34.20
Granted	85,250	$8.00
Vested	(3,959)	$37.30
Forfeited	(21,175)	$20.90

Outstanding, June 30, 2012	112,775	$16.80

A summary of the restricted stock unit activity for the six months ended June 30, 2012 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2011	98,820	$10.90
Granted	14,471	$8.50
Vested	(17,631)	$10.90
Forfeited	(13,554)	$6.90

Outstanding, June 30, 2012	82,106	$11.10

A summary of the restricted stock outstanding as of June 30, 2012 is as follows:

Number of Shares
Time based restricted shares	12,125
Performance based restricted shares	100,650

Outstanding, June 30, 2012	112,775

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and warrants. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). The three levels of the fair value hierarchy are described below:

Level 1: Values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Values are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3: Values are generated from model-based techniques that use significant assumptions not observable in the market.

The following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. As required by the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Cash equivalents	$2,805,529	2,805,529	—	—
Derivative asset	3,951	—	—	3,951

Total Assets at Fair Value	$2,809,480	2,805,529	—	3,951

Liabilities at Fair Value:
Warrants issued December 29, 2008	$13,145	—	—	13,145
Warrants issued May 10, 2012	1,379,713	—	—	1,379,713
Derivative liability	686,246	—	—	686,246

Total Liabilities at Fair Value:	$2,079,104	—	—	2,079,104

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $2,805,529 and $55,629 at June 30, 2012 and December 31, 2011, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011. There were no transfers in or out of Level 1 during the three and six months ended June 30, 2012.

Level 2

The Company does not have any financial assets or liabilities classified as Level 2.

Level 3

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $13,145 were measured at fair value on a recurring basis as of June 30, 2012 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at June 30, 2012 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 77%; 3) risk-free interest rate of 0.41%; and 4) expected life of 2 years.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the Company’s May 2012 financing transaction, the Company issued subordinated convertible debentures and warrants. The optional conversion feature of the subordinated convertible debentures is classified as a derivative liability within “Warrants and derivative liabilities” on the Company’s balance sheet. The warrants issued in conjunction with the Debentures and PIPE are also considered a liability. Due to the provisions included in the warrant agreements, the warrants do not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The warrants and derivative liability are periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations.

Per the terms of the Debentures agreement, the Company may require each holder to convert up to 50% of the Debentures if the common stock closes above $15.00, or 100% of the Debentures if the common stock closes above $20.00 (in each case, as adjusted for stock splits, recapitalizations and similar events) during a 20 consecutive trading day period and the resale registration statement has been declared effective by the SEC and is available for the issuance of the common stock upon conversion of the Debentures. In the event of any forced conversion by the Company, the minimum amount that the Company can force the holders to convert shall be $2.5 million of Debentures in the aggregate. This mandatory redemption clause is classified as a derivative asset within “Prepaid and other current assets” on the Company’s balance sheet. The derivative asset is periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations.

In accordance with general accounting principles for fair value measurement, the Company’s warrants, derivative liability, and derivative asset were measured at fair value on a recurring basis as of June 30, 2012 and were valued using Level 3 valuation inputs. A Monte-Carlo simulation was used to value the derivative asset and liabilities upon issuance on May 10, 2012 using the following assumptions: 1) volatility of 80%; 2) risk-free interest rate of 1.035%; and 3) a closing stock price of $0.3413. The derivative asset and liabilities were revalued as of June 30, 2012 using the following assumptions: 1) volatility of 80%; 2) risk-free interest rate of 1.035%; and 3) a closing stock price of $0.21.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial asset and liabilities for the six months ended June 30, 2012:

	Derivative Asset	Total Assets	Warrants issued December 29, 2008	Warrants issued May 10, 2012	Derivative Liability	Total Liabilities
Balance at beginning of period(1)	$18,508	$18,508	$125,415	$7,573,466	$3,476,134	$11,175,015
Settlements	—	—	—	—	—	—
Revaluation	(14,557)	(14,557)	(112,270)	(6,193,753)	(2,789,888)	(9,095,911)

Balance at end of period	$3,951	$3,951	$13,145	$1,379,713	$686,246	$2,079,104

(1)

The beginning of the period is December 31, 2011 for warrants issued December 29, 2008. The beginning of the period for the derivative asset, warrants issued May 10, 2012, and derivative liability is May 10, 2012.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

June 30,
2012
Warranty accrual, December 31, 2011	$691,832
Warranty expense incurred	256,866
Payments made	(355,275)

Warranty accrual, June 30, 2012	$593,423

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

14. Subsequent Events

On July 30, 2012, the Company gave irrevocable notice to borrow an additional $2.5 million on August 14, 2012 based on the achievement of certain milestones related to Niobe system sales in 2012 in accordance with the Cowen loan agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results are not necessarily indicative of results that may occur in future periods. As described in Note 10 to the financial statements, on July 10, 2012, the Company effected a one-for-ten Reverse Stock Split of the Company’s common stock. All information set forth in the following discussion and analysis gives effect to such Reverse Stock Split.

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

Since our inception, we have generated significant losses. As of June 30, 2012, we had incurred cumulative net losses of approximately $378 million. The Company expects such losses to continue through at least the year ended December 31, 2012. In May 2011, the Company introduced the Niobe ES, which is the latest generation of the Niobe Robotic Magnetic Navigation System and will replace the Niobe II system going forward. Due to the fact that the Niobe ES system and upgrades from Niobe II to Niobe ES systems were not available to customers until December 2011, the product change created a rapid shift away from sales of the current Niobe II system, resulting in lower System Revenue in 2011. As of June 30, 2012, the Company had performed 47 installations to upgrade Niobe II systems to Niobe ES systems and has received positive feedback from the physicians at these sites. On May 8, 2012, the Company announced that it expects to reduce operating expenses by 15-20% from first quarter levels by the fourth quarter of 2012.

In May 2012, the Company entered into financing agreements and received gross proceeds of approximately $18.5 million. Upon closing the financing transactions, the Company amended its agreement with its primary lender. See Notes 9 and 10 for additional details.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenue. Revenue decreased from $11.6 million for the three months ended June 30, 2011 to $10.5 million for the three months ended June 30, 2012, a decrease of approximately 9%. Revenue from the sale of systems decreased from $5.0 million to $3.9 million, a decrease of approximately 23%. We recognized revenue on two Niobe ES, a total of $0.7 million for Niobe ES upgrades, and a total of $1.1 million for Odyssey and Odyssey Cinema systems during the 2012 period, versus three Niobe systems and a total of $1.6 million for Odyssey and Odyssey Cinema systems during the 2011 period. Revenue from sales of disposable interventional devices, service and accessories was flat at $6.6 million for the three months ended June 30, 2012 and 2011 as higher disposable sales were offset by lower royalty and service revenue.

Cost of Revenue. Cost of revenue decreased from $3.5 million for the three months ended June 30, 2011 to $3.3 million for the three months ended June 30, 2012, a decrease of approximately 7%. Cost of revenue for systems sold decreased from $2.5 million for the three months ended June 30, 2011 to $2.2 million for the three months ended June 30, 2012, a decrease of approximately 14%. This decrease was primarily due to one less Niobe system and lower Odyssey and Odyssey Cinema system sales. Cost of revenue for disposables, service and accessories increased from $1.0 million for the three months ended June 30, 2011 to $1.1 million for the three months ended June 30, 2012, an increase of approximately 9%. The increase was primarily due to Niobe ES upgrades received in exchange for new or extended premium service contracts. As a percentage of our total revenue, overall gross margin decreased to 69% for the three months ended June 30, 2012 from 70% for the three months ended June 30, 2011. Gross margin for systems was 44% for the three months ended June 30, 2012 compared to 50% for the three months ended June 30, 2011. The decrease is attributable to lower production volumes and related cost absorption. Gross margin for disposables, service and accessories was 84% for the current quarter compared to 85% for the three months ended June 30, 2011. The decrease is due to lower royalties and a higher mix of lower margin disposable revenue.

Research and Development Expenses. Research and development expenses decreased from $3.3 million for the three months ended June 30, 2011 to $2.2 million for the three months ended June 30, 2012, a decrease of approximately 34%. The decrease is primarily due to the completion of major development efforts of the Epoch Solution and Odyssey system upgrades in 2011, as well as reduced headcount expenses as part of the Company’s efforts to reduce operating expenses in 2012.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $9.7 million for the three months ended June 30, 2011 to $6.2 million for the three months ended June 30, 2012, a decrease of approximately 36%. The decrease was due to reduced headcount and travel expenses as well as a decline in marketing and consulting expenses as part of the Company’s efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $3.5 million from $4.6 million for the three months ended June 30, 2012 and 2011, respectively, a decrease of approximately 25%. The decrease was primarily due to reduced headcount and travel expenses as well as lower consulting and contract research costs, partially offset by foreign currency effects.

Other Income. Other income represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other income also includes the adjustment in fair value of the derivative asset and liability related to the conversion features embedded in the subordinated convertible debentures. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next.

Interest Expense. Interest expense increased to $1.8 million for the three months ended June 30, 2012 from $0.8 million for the three months ended June 30, 2011, due to the Cowen financing in November 2011 and amortization of warrants issued in conjunction with the renewal of the revolving line of credit. Interest expense also includes the amortization of the debt discount on the subordinated convertible debentures.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenue. Revenue increased from $21.8 million for the six months ended June 30, 2011 to $22.8 million for the six months ended June 30, 2012, an increase of approximately 4%. Revenue from the sale of systems decreased from $9.3 million to $9.0 million, a decrease of approximately 3%. We recognized revenue on four Niobe ES, a total of $2.1 million for Niobe ES upgrades, and a total of $3.1 million for Odyssey systems during the 2012 period, versus four Niobe systems and a total of $4.3 million for Odyssey systems during the 2011 period. Revenue from sales of disposable interventional devices, service and accessories increased to $13.8 million for the six months ended June 30, 2012 from $12.5 million for the six months ended June 30, 2011, an increase of approximately 10%. The increase was attributable to improved utilization due to Niobe ES upgrades and to a lesser extent the increased base of installed systems, the resulting disposable sales and service contracts, as well as favorable pricing.

Cost of Revenue. Cost of revenue increased from $6.5 million for the six months ended June 30, 2011 to $7.0 million for the six months ended June 30, 2012, an increase of approximately 8%. As a percentage of our total revenue, overall gross margin decreased to 69% for the six months ended June 30, 2012 compared to 70% during the same six month period of the prior year, due to lower disposable, service and accessories margins. Cost of revenue for systems sold decreased from $4.7 million for the six months ended June 30, 2011 to $4.5 million for the six months ended June 30, 2012, a decrease of approximately 4%, primarily due to lower Odyssey system sales offset by Niobe ES upgrades. Gross margin for systems was 50% for the six months ended June 30, 2012 compared to 49% for the six months ended June 30, 2011. Cost of revenue for disposables, service and accessories increased to $2.5 million during the 2012 period from $1.8 million during the 2011 period, resulting in a decrease in gross margin to 82% from 85% between these periods. The decrease in gross margin is due to a higher mix of lower margin disposables revenue, lower royalties and providing Niobe ES upgrades in exchange for new or extended premium service contracts.

Research and Development Expenses. Research and development expenses decreased from $6.7 million for the six months ended June 30, 2011 to $5.0 million for the six months ended June 30, 2012, a decrease of approximately 25%. The decrease is primarily due to the completion of major development efforts of the Epoch Solution and Odyssey system upgrades in 2011, as well as reduced headcount expenses as part of the Company’s efforts to reduce operating expenses in 2012.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $18.1 million for the six months ended June 30, 2011 to $12.2 million for the six months ended June 30, 2012, a decrease of approximately 32%. The decrease was due to reduced headcount and travel expenses and a reduction in marketing and consulting expenses as part of the Company’s efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $7.3 million from $8.9 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of approximately 17%. The decrease was primarily due to reduced headcount and travel expenses, lower spending on registrations in Japan as our products approach the end of clinical trials, and decreased consulting costs, partially offset by foreign currency effects.

Other Income. Other income represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other income also includes the adjustment in fair value of the derivative asset and liability related to the conversion features embedded in the subordinated convertible debentures. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next.

Interest Expense. Interest expense increased to $3.3 million for the six months ended June 30, 2012 from $1.6 million for the six months ended June 30, 2011, due to the Cowen financing in November 2011 and amortization of warrants issued in conjunction with the renewal of the revolving line of credit. Interest expense also includes the amortization of the debt discount on the subordinated convertible debentures.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At June 30, 2012 we had $12.1 million of cash and equivalents. We had a working capital deficit of approximately $0.6 million and $6.6 million as of June 30, 2012 and December 31, 2011, respectively. The decrease in working capital deficit is due principally to the financing transaction completed in May 2012, as discussed in Notes 9 and 10.

Cash flow

The following table summarizes our cash flow by operating, investing and financing activities for each of six month periods ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash Flow used in Operating Activities	$(8,413)	$(14,761)

Cash Flow provided by (used in) Investing Activities	(113)	(616)

Cash Flow provided by Financing Activities	6,691	3,388

Net cash used in operating activities. We used approximately $8.4 million and $14.8 million of cash for operating activities during the six months ended June 30, 2012 and 2011, respectively. This decrease was primarily driven by a decrease in the net loss of $16.2 million and a decrease of $1.6 million due to the net presentation of the Biosense Webster royalty in operating activities in 2011 partially offset by an $8.4 million increase in the gain due to the adjustment of warrants and debt conversion features and a net decrease in cash used in operating assets and liabilities of $3.9 million.

Net cash used in investing activities. We used approximately $0.1 million of cash for purchases of equipment for the six month period ended June 30, 2012 compared to $0.6 million for the six month period ended June 30, 2011. The decrease was due to higher expenditures in 2011 for equipment related to new product development as well as equipment used for trade shows.

Net cash provided by financing activities. We generated approximately $6.7 million of cash for the six month period ended June 30, 2012 compared to $3.4 million generated for the six month period ended June 30, 2011. This increase in cash generated was primarily due to the issuance of subordinated convertible debentures, stock and warrants, partially offset by payments under our revolving line of credit, term note, and Cowen debt.

In May 2012, the Company entered into financing agreements for gross proceeds of approximately $18.5 million. Upon closing the financing transactions, the Company amended its agreement with its primary lender. See Notes 9 and 10 for additional details.

We expect to have negative cash flow from operations throughout 2012. We also expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our sales and marketing, research and development, and general and administrative expenses will decrease throughout 2012. Although our operating expenses will be reduced in 2012, we cannot assure that our existing cash, cash equivalents and borrowing facilities will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months. We may be required to raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control. We also cannot assure that additional financing will be available on a timely basis on terms acceptable to us or at all. If adequate funds are not available to us, through the extension of our existing debt facility or otherwise, we may not be able to maintain customer and vendor relationships; hire, train and retain employees; maintain or expand our operations; or respond to competitive pressures. Further, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

In September 2011, the Company amended its agreement with its primary lender. The amendment reduced the availability amount of all credit extensions, other than the term loan, from $30 million to $20 million, and modified the interest rate applicable to the term loan from the lender’s prime rate plus 3.5% to the lender’s prime rate plus 5.5%.

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

On March 30, 2012, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2012 to April 30, 2012 and reduced the Company’s borrowing availability by $3,333,333. The Company also extended until April 30, 2012 the $10 million guarantee provided by the Lenders. As a result of this extension, the Company issued the Lenders warrants to purchase 75,735 shares of common stock at $6.60 per share.

On May 1, 2012, the Company and its primary lender entered into an agreement in which the lender extended the maturity of the revolving line of credit from April 30, 2012 to May 15, 2012. The Company also amended its agreement with the Lenders to extend the $10 million loan guarantee through May 15, 2012. The Company granted warrants to purchase an aggregate of 60,976 shares of Common Stock in exchange for the extension of the guarantee.

On May 10, 2012, upon closing of financing transactions for gross proceeds of $18.5 million, the Company entered into the Third Loan Modification Agreement with its primary lender. The amendment extended the revolving credit facility maturity to March 31, 2013 and revised the financial covenants. Additionally, the revolving line of credit was decreased from $20 million to $13 million. The reduction was as a result of the pay down of $7 million of the guarantees provided by the Lenders.

As of June 30, 2012, the Company had $8.0 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of June 30, 2012, the Company had a borrowing capacity of $8.0 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had no remaining borrowing availability at June 30, 2012. As of June 30, 2012, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

Term note

Under the 2010 amendment to the loan agreement, the Company entered into a $10 million term loan maturing on December 31, 2013, with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrued at the rate of prime plus 3.5%. Under the September 2011 amendment of the loan agreement, the interest rate on the term loan was increased to prime plus 5.5%. Under this agreement, the Company provided its primary lender with warrants to purchase 11,111 shares of common stock. The warrants are exercisable at $36.00 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black Scholes method, will be deferred and amortized to interest expense ratably over the life of the term loan.

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

On July 30, 2012, the Company gave irrevocable notice to borrow an additional $2.5 million based upon achievement of the milestone related to Niobe system sales. Refer to Note 14 for additional discussion.

Subordinated Convertible Debentures

In May 2012, the Company entered into a securities purchase agreement with certain institutional investors whereby the Company agreed to sell an aggregate of approximately $8.5 million in aggregate principal amount of unsecured, subordinated, convertible debentures (the “Debentures”), which became convertible into shares of the Company’s common stock at a conversion price of $3.361 per share (or approximately 2.5 million shares in the aggregate), on July 10, 2012, the date that the Company received shareholder approval for the transaction. The purchasers of the Debentures also received six-year warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s common stock at an exercise price of $3.361 per share. The Debentures bear interest at 8% per year and mature on May 7, 2014. In addition, the Company has the ability to issue shares of its common stock in lieu of cash interest payments under certain circumstances, and intends to do so at such time as the Company has registered the shares for resale.

The Company recorded the Debentures on the balance sheet net of the debt discount of $7.5 million. The debt discount is due to warrants issued in conjunction with the Debentures and the debt conversion features. The fair value of the warrants and derivative liability were $4.1 million and $3.5 million, respectively. The debt discount will be amortized over the life of the loan using the effective interest method. Refer to Note 11 for additional discussion of the fair value of the warrants and conversion features.

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

Common Stock

PIPE Transaction

In May 2012, the Company entered into a stock and warrant purchase agreement with certain institutional investors whereby it agreed to sell an aggregate of approximately 21.7 million shares of the Company’s common stock (the “PIPE Common Stock”) at a price of $0.3361 per share, together with six-year warrants at a price of $0.125 per share to purchase an aggregate of approximately 21.7 million shares of common stock having an exercise price of $0.3361 per share (the “PIPE Warrants”). Each purchaser received a PIPE Warrant to purchase one share of common stock for every share of PIPE Common Stock purchased.

As described above, on July 10, 2012, the Company effected a one-for-ten Reverse Stock Split of the Company’s common stock. As a result, the PIPE Common Stock was combined and converted into an aggregate of approximately 2.17 million shares of the Company’s common stock, and the PIPE Warrants became exercisable for an aggregate of approximately 2.17 million shares with an exercise price of $3.361 per share.

Net proceeds from the sale of the securities were approximately $9.1 million, after placement agent fees and other offering expenses. The Company used the funds to repay $7 million of the revolving credit facility guaranteed by the Lenders and plans to use the balance for working capital and general corporate purposes.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our activities are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international activities are subject to risks typical of international activities, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of June 30, 2012 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the six months ended June 30, 2012, sales denominated in foreign currencies were approximately 18% of total revenue and as such, our revenue would have decreased by approximately $0.4 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the six months ended June 30, 2012, expenses denominated in foreign currencies were approximately 11% of our total expenses and as such, our operating expenses would have decreased by approximately $0.3 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at June 30, 2012 would have decreased the carrying amounts of those net assets by approximately $0.1 million.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of June 30, 2012, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain of our outstanding debt is subject to minimum interest rates ranging from 6.0% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in a less than $0.1 million increase in interest expense for the quarter ended June 30, 2012.

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

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, on October 7, 2011, a purported securities class action was filed against the Company, one of the Company’s current executive officers and a past executive officer in the U.S. District Court for the Eastern District of Missouri by Kevin Pound, a purported shareholder of the Company. On December 29, 2011, the court granted an unopposed motion appointing Local 522 Pension Fund as Lead Plaintiff in the action and granting Lead Plaintiff leave to file an Amended Complaint, which Lead Plaintiff filed on March 19, 2012. The Amended Complaint alleges that, during the period from February 28, 2011 through August 9, 2011, the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and future business prospects, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint seeks unspecified damages, costs, attorneys’ fees and such other relief as the Court may deem appropriate. On May 18, 2012, the Company filed a motion to dismiss the Amended Complaint, and on July 24, 2012, Lead Plaintiff filed its response to the motion to dismiss. The Company believes the complaint is without merit and intends to vigorously defend against it. However, litigation is inherently uncertain and it is too early in this proceeding to predict the outcome of this lawsuit or to reasonably estimate possible losses, if any, related thereto. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, on December 2, 2011, a purported shareholder derivative action was filed in the U.S. District Court for the Eastern District of Missouri by Carl Zorn, a purported shareholder of the Company, against the directors of the Company and the Company as a nominal defendant. The Complaint in this action alleges that the individual defendants breached their fiduciary duties to the Company, engaged in gross mismanagement and caused waste of corporate assets of the Company by allowing the Company and certain of its officers to make the same allegedly false and misleading statements regarding the Company’s financial condition and future business prospects that are at issue in the purported class action. The Complaint seeks unspecified damages, restitution and other equitable relief, as well as costs and attorneys’ fees from the named defendants on behalf of the Company. At the request of all parties, on March 22, 2012, the Court entered an order staying the case pending resolution of the motion to dismiss in the securities class action. The Company believes the complaint is without merit and intends to vigorously defend against it. However, litigation is inherently uncertain and it is too early in this proceeding to predict the outcome of this lawsuit or to reasonably estimate possible losses, if any, related thereto. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

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

We have financed our operations through equity and convertible debt transactions, a financing of our catheter royalty stream under the Cowen facility entered into in November 2011, as well as bank and other borrowings. We recently extended our revolving line of credit, which matures on March 31, 2013, and our Debentures mature on May 10, 2014. In addition, our current convertible debt and other borrowing agreements contain various covenants, including financial covenants under our credit agreement with our primary lender. The covenants in these various agreements are similar, but are not identical in all respects. If we violate our covenants, we could be required to repay the indebtedness as to which that default relates. In addition, as a result of various cross-default provisions in these agreements, a violation of the covenants under one or more of such agreements could trigger our obligation to repay all of our existing indebtedness. We could be unable to make these payments, which could lead to insolvency. Even if we are able to make these payments, it will lead to the lack of availability for additional borrowings under our bank loan agreement due to our borrowing capacity. There can be no assurance that we will be able to maintain compliance with these covenants or that we could replace this source of liquidity if these covenants were to be violated and our loans and other borrowed amounts were forced to be repaid.

We are no longer eligible to use Form S-3, which could impair our capital raising activities.

As of the date of filing this Form 10-Q, we are not eligible to use Form S-3 as a result of our recent payment default under our facility with our primary lender. As a result, we cannot use Form S-3 to register resales of our securities for 12 months following our default, which occurred on April 30, 2012. In addition, we are limited in our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use the remaining capacity on our existing registration statements on SEC Form S-3. Moreover, our public float is below $75 million and may remain below $75 million for the foreseeable future. As a result, we may not be eligible to use Form S-3 for primary offerings even though we otherwise would regain the ability to use the form for resale registration statements 12 months following our payment default. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, and accordingly any such limitations may harm our ability to raise the capital we need. Under these circumstances, until we are again eligible to use Form S-3, we will be required to use a registration statement on Form S-1 to register securities with the SEC or issue such securities in a private placement, which could increase the cost of raising capital.

Our principal stockholders continue to own a large percentage of our voting stock, and they have the ability to substantially influence matters requiring stockholder approval.

Our executive officers, directors and individuals or entities affiliated with them beneficially own or control a substantial percentage of the outstanding shares of our common stock. Moreover, as a result of the issuance of warrants to certain institutional investors, certain of our directors and their affiliated funds have the ability to obtain a substantial portion of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future issuances of our securities could dilute current stockholders’ ownership.

We recently filed registration statements relating to the resale of up to 4,070,032 shares of our common stock issuable upon conversion of, or otherwise underlying, the unsecured, subordinated, convertible debentures issued in May 2012, up to 3,404,121 shares of our common stock issuable upon exercise of six-year warrants held by the purchasers of the debentures (“Convertible Debt Warrants”), and up to 650,618 shares of stock issuable on exercise of the PIPE Warrants issued to certain institutional investors in May 2012, and we intend to file one or more prospectuses for the resales of an additional 1,518,109 shares issuable upon exercise of PIPE Warrants and an additional 517,422 shares issuable in connection with amendments two through six of the Note and Warrant Purchase Agreement issued to Alafi Capital Company and the Sanderling Venture Partners’ affiliates, and we recently increased the authorized number of shares of our common stock from 100,000,000 to 300,000,000. The exercise price of most of these securities (including all of the Debentures, the Convertible Debt Warrants and all of the PIPE Warrants) is $3.361. A significant number of shares of our common stock are subject to stock options and stock appreciation rights, and we may request the ability to issue additional such securities to our employees. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. While we cannot predict the effect, if any, that future sales of debt, our common stock, other equity securities or securities convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock, it is likely that sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options, stock appreciation rights or the conversion of any convertible securities outstanding now or in the future), or the perception that such sales could occur, will adversely affect prevailing market prices for our common stock.

If we fail to continue to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

Our common stock is currently listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On January 20, 2012, we received notice from the Nasdaq Listing Qualifications Department that our common stock had not met the $1.00 per share minimum bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. Because the closing bid price of our common stock on the Nasdaq Global Market had been below $1.00 each trading day since December 6, 2011, through July 10, 2012, we implemented the Reverse Stock Split of one-for-ten on July 10 following shareholder approval of that action in order to put our stock in compliance with the minimum bid price requirement. Although we received notification from Nasdaq on July 25 that we had regained compliance with the minimum bid price requirement, there is no assurance that our common stock price will not drop back down below the Nasdaq minimum per share price requirement in the future. In addition, on June 25, 2012, Nasdaq notified us that we no longer comply with the rule regarding market value of publicly held shares, as we did not maintain a publicly held market value of $15 million for the 30 consecutive business days prior to the date of the letter. In accordance with applicable Nasdaq rules, we are being provided 180 calendar days, or until December 24, 2012, to regain compliance with that rule. However, we may be unable to do so in that time frame, or at all. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock. If we fail to continue to meet all applicable Nasdaq Global Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and harm our business. Any such delisting could also impair the value of your investment.

Additional Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2012, the Company entered into a stock and warrant purchase agreement with certain institutional investors whereby it agreed to sell an aggregate of approximately 21.7 million shares of the Company’s common stock (the “PIPE Common Stock”) at a price of $0.3361 per share. On July 10, 2012, the Company effected a one-for-ten Reverse Stock Split of the Company’s common stock. As a result, the PIPE Common Stock was combined and converted into an aggregate of approximately 2.17 million shares of the Company’s common stock with an exercise price of $3.361 per share.

On June 4, 2010, the Company entered into an agreement to issue 450,000 shares of its common stock to a consultant (the “Purchaser”) in exchange for intellectual property rights related to the Company’s products. The Company issued 200,000 shares upon execution of the agreement and will issue an aggregate of 250,000 shares in annual installments on the first three anniversaries of the agreement. Pursuant to the agreement, on June 4, 2012, the Company issued 83,000 shares of its common stock to the Purchaser. As a result of the one-for-ten Reverse Stock Split, the Purchaser received 8,300 shares of common stock.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 10, 2012 (1)	2,168,727	3.361	—	—
June 4, 2012 (2)	8,300	2.20	—	—
Total	2,177,027	3.36	—	—

(1)	Shares issued in the PIPE transaction
(2)	Shares issued in exchange for intellectual property related to Stereotaxis products.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: August 9, 2012	By:	/S/ MICHAEL P. KAMINSKI
Michael P. Kaminski,
Chief Executive Officer

Date: August 9, 2012	By:	/S/ SAMUEL W. DUGGAN II
Samuel W. Duggan II,
Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Warrant issued pursuant to that certain Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Company and certain investors named therein (included in Exhibit 10.5).

4.2	Form of Warrant issued pursuant to that certain Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Company and certain investors named therein (included in Exhibit 10.6).

4.3	Form of PIPE Warrant issued pursuant to that certain Stock and Warrant Purchase Agreement dated May 7, 2012, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.4	Form of Subordinated Convertible Debenture issued pursuant to that certain Securities Purchase Agreement dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.5	Form of Convertible Debt Warrant issued pursuant to that certain Securities Purchase Agreement dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.6	Amendment to Warrants of Stereotaxis, Inc., dated May 10, 2012, by and between the Company and the Warrant Holders, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.1	Second Amendment to the Amended and Restated Loan and Security Agreement (Domestic) dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.2	Export-Import Bank Second Loan Modification and Waiver Agreement, dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.3	Third Amendment to Amended and Restated Loan and Security Agreement (Domestic), dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.75 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.4	Export-Import Bank Third Loan Modification and Waiver Agreement, dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.76 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.5	Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Company and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.6	Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Company and the investors named therein, incorporated by reference to Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.7	Stock and Warrant Purchase Agreement, effective May 7, 2012, between the Company, and certain purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.8	Form of PIPE Registration Rights Agreement incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.9	Form of Voting Agreement incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.10	Securities Purchase Agreement, dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.11	Form of Convertible Debt Registration Rights Agreement incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.12	Form of Subordination Agreement incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.