Form 10-Q
period 2012-09-30
Stereotaxis, Inc.
filed 2012-11-08
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).  ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on November 1, 2012 was 7,855,875.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,913,203	$13,954,919
Accounts receivable, net of allowance of $617,007 and $667,529 in 2012 and 2011, respectively	10,509,641	11,104,038
Current portion of long-term receivables	60,927	59,679
Inventories	6,729,190	6,036,051
Prepaid expenses and other current assets	3,373,893	3,081,484

Total current assets	30,586,854	34,236,171
Property and equipment, net	2,460,353	3,323,856
Intangible assets, net	2,054,278	2,279,153
Long-term receivables	32,734	51,892
Other assets	39,112	40,760

Total assets	$35,173,331	$39,931,832

Liabilities and stockholders’ deficit
Current liabilities:
Short-term debt and current maturities of long-term debt	$13,679,615	$21,173,321
Accounts payable	4,576,667	5,610,181
Accrued liabilities	5,316,391	5,703,166
Deferred revenue	7,452,018	8,220,306
Warrants and debt conversion features	1,477,475	125,415

Total current liabilities	32,502,166	40,832,389

Long-term debt, less current maturities	17,182,813	17,290,531
Long-term deferred revenue	742,805	634,713
Other liabilities	1	3,094

Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized at 2012 and 2011, none outstanding at 2012 and 2011	—	—
Common stock, par value $0.001; 100,000,000 shares authorized at 2012 and 2011, 7,816,354 and 5,543,157 shares issued at 2012 and 2011, respectively	7,816	5,543
Additional paid in capital	365,272,941	356,779,007
Treasury stock, 4,015 shares at 2012 and 2011	(205,999)	(205,999)
Accumulated deficit	(380,329,212)	(375,407,446)

Total stockholders’ deficit	(15,254,454)	(18,828,895)

Total liabilities and stockholders’ deficit	$35,173,331	$39,931,832

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Systems	$5,040,025	$2,037,742	$14,082,637	$11,350,461
Disposables, service and accessories	6,521,374	6,506,272	20,274,888	19,020,396

Total revenue	11,561,399	8,544,014	34,357,525	30,370,857

Cost of revenue:
Systems	2,429,764	1,723,874	6,948,145	6,428,783
Disposables, service and accessories	1,057,057	933,380	3,560,585	2,749,796

Total cost of revenue	3,486,821	2,657,254	10,508,730	9,178,579

Gross margin	8,074,578	5,886,760	23,848,795	21,192,278

Operating expenses:
Research and development	1,904,648	3,529,321	6,925,928	10,234,757
Sales and marketing	4,096,842	6,885,786	16,318,911	24,936,641
General and administrative	3,007,598	4,527,489	10,349,817	13,384,313

Total operating expenses	9,009,088	14,942,596	33,594,656	48,555,711

Operating loss	(934,510)	(9,055,836)	(9,745,861)	(27,363,433)

Other income	598,494	2,611,067	9,679,848	3,251,822
Interest income	1,982	1,817	5,353	7,137
Interest expense	(1,581,247)	(830,118)	(4,861,106)	(2,413,214)

Net loss	$(1,915,281)	$(7,273,070)	$(4,921,766)	$(26,517,688)

Net loss per common share:
Basic	$(0.25)	$(1.33)	$(0.74)	$(4.84)
Diluted	$(0.25)	$(1.33)	$(0.74)	$(4.84)

Weighted average shares used in computing net loss per common share:
Basic	7,701,332	5,487,824	6,651,255	5,479,351
Diluted	7,701,332	5,487,824	6,651,255	5,479,351

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(4,921,766)	$(26,517,688)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	989,501	1,095,613

Amortization	224,875	224,875
Amortization of warrants	1,978,264	995,926
Share-based compensation	1,979,159	1,741,184
Loss on asset disposal	4,122	83,705
Non-cash royalty (income), net	—	(2,353,718)
Adjustment of warrants and debt conversion features	(9,679,848)	(3,251,822)

Changes in operating assets and liabilities:
Accounts receivable	594,397	9,381,579
Other receivables	17,910	(5,719)
Inventories	(693,139)	(425,031)
Prepaid expenses and other current assets	(279,595)	246,982
Other assets	1,648	(3,284)
Accounts payable	(1,033,514)	(1,789,687)
Accrued liabilities	(560,126)	(813,483)
Deferred revenue	(660,196)	1,436,934
Other liabilities	(3,093)	(5,647)

Net cash used in operating activities	(12,041,401)	(19,959,281)

Cash flows from investing activities
Purchase of equipment	(130,103)	(972,881)

Net cash used in investing activities	(130,103)	(972,881)

Cash flows from financing activities
Payments under term note	(3,000,000)	(1,000,000)

Proceeds from revolving line of credit	42,246,305	52,309,376
Payments of revolving line of credit	(49,363,204)	(45,409,376)
Proceeds from subordinated convertible debt, net of issuance costs	7,738,351	—
Proceeds/Payments from Cowen Debt	2,500,000

Payments of Cowen Debt	(1,114,095)	—
Payments of Biosense Debt	—	(3,448,210)
Proceeds from issuance of stock and warrants, net of issuance costs	9,122,431	211,416

Net cash provided by financing activities	8,129,788	2,663,206

Net decrease in cash and cash equivalents	(4,041,716)	(18,268,956)
Cash and cash equivalents at beginning of period	13,954,919	35,248,819

Cash and cash equivalents at end of period	$9,913,203	$16,979,863

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

In this report, “Stereotaxis,” the “Company,” “Registrant,” “we,” “us,” and “our” refer to Stereotaxis, Inc. and its wholly-owned subsidiaries. Niobe®, Epoch™,  Odyssey®, Odyssey Cinema™, Vdrive™, Vdrive Duo™, V-Loop™, and V-Sono™ are trademarks of Stereotaxis, Inc.

1. Description of Business

Stereotaxis designs, manufactures and markets the Epoch Solution, which is an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency and efficacy for catheter-based, or interventional, procedures. The Epoch Solution is comprised of the Niobe ES Robotic Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), and the Vdrive Robotic Navigation System (“Vdrive”).

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

Our Vdrive system provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. The Vdrive system complements the Niobe ES system control of therapeutic catheters for fully remote procedures and enables single-operator workflow and is sold as two options, the Vdrive system and the Vdrive Duo system. In addition to the Vdrive system and the Vdrive Duo system, we also manufacture and market various disposable components which can be manipulated by these systems.

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere; the V-Loop circular catheter manipulator is currently in human clinical trials and the V-Sono ICE Catheter Manipulator is under regulatory review by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of September 30 2012, we had incurred cumulative net losses of approximately $380 million. The Company expects such losses to continue through at least the year ended December 31, 2012. In May 2011, the Company introduced the Niobe ES, which is the latest generation of the Niobe Robotic Magnetic Navigation System and will replace the Niobe II system going forward. Due to the fact that the Niobe ES system and upgrades from Niobe II to Niobe ES systems were not available to customers until December 2011, the product change created a rapid shift away from sales of the current Niobe II system, resulting in lower System Revenue in 2011. As of September 30, 2012, the Company had performed 60 installations to upgrade Niobe II systems to Niobe ES systems and has received positive feedback from the physicians at these sites. The Company reduced operating expenses by $3.7 million or 29% from the first quarter 2012 levels to the third quarter 2012 and anticipates achieving a 15% to 20% reduction from first quarter 2012 levels in the fourth quarter 2012.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012 or for future operating periods.

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

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. On July 10, 2012, the Company effected a one-for-ten reverse stock split of the Company’s common stock. The net loss per common share, shares outstanding, and weighted average shares outstanding reported in the financial statements and notes to the financial statements for the periods ending September 30, 2012 and 2011 are presented on a post-split basis. See Note 10 for additional discussion of the reverse stock split.

The following table sets forth the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Numerator for basic EPS	$(1,915,281)	$(7,273,070)	$(4,921,766)	$(26,517,688)

Effect of dilutive securities:	—	—	—	—

Numerator for diluted EPS	$(1,915,281)	$(7,273,070)	$(4,921,766)	$(26,517,688)

Denominator:
Denominator for basic EPS—weighted average shares	7,701,332	5,487,824	6,651,255	5,479,351
Effect of dilutive securities:	—	—	—	—

Denominator for diluted EPS	7,701,332	5,487,824	6,651,255	5,479,351

Basic EPS	$(0.25)	$(1.33)	$(0.74)	$(4.84)
Diluted EPS	$(0.25)	$(1.33)	$(0.74)	$(4.84)

The Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable during these periods because the Company’s those securities do not contractually participate in its losses.

As of September 30, 2012, the Company had 400,641 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $44.70 per share and 6,099,476 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $9.98 per share. The Company had a weighted average of 102,504 and 99,577 unearned restricted shares outstanding for the three and nine months ended September 30, 2012.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of September 30, 2012 and December 31, 2011.

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

3. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2012	2011
Raw materials	$3,554,576	$2,264,603
Work in process	499,121	131,980
Finished goods	2,739,627	3,790,625
Reserve for obsolescence	(64,134)	(151,157)

Total inventory	$6,729,190	$6,036,051

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2012	2011
Prepaid expenses	$396,687	$460,297
Deferred cost of revenue	239,896	289,312
Derivative asset	816	—
Other assets	2,736,494	2,331,875

Total prepaid expenses and other current assets	$3,373,893	$3,081,484

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

The derivative asset represents the fair value of a debt conversion feature that is part of the subordinated convertible debentures agreement. Refer to Notes 9 and 11 for discussion of the debentures and fair value measurement, respectively.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2012	2011
Equipment	$8,964,059	$8,977,623
Equipment held for lease	303,411	547,416
Leasehold improvements	2,473,881	2,473,880

	11,741,351	11,998,919
Less: Accumulated depreciation	(9,280,998)	(8,675,063)

Net property and equipment	$2,460,353	$3,323,856

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

As of September 30, 2012, the Company had total intangible assets, including those described above, of $3.7 million. Accumulated amortization at September 30, 2012 was $1.6 million.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2012	2011
Accrued salaries, bonus, and benefits	$2,333,502	$3,229,382
Accrued research and development	34,586	27,044
Accrued legal and other professional fees	140,662	25,000
Other	2,807,641	2,421,740

Total accrued liabilities	$5,316,391	$5,703,166

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2012	2011
Product shipped, revenue deferred	$1,872,655	$2,001,160
Customer deposits	447,700	1,156,900
Deferred service and license fees	5,874,468	5,696,959

	8,194,823	8,855,019
Less: Long-term deferred revenue	(742,805)	(634,713)

Total current deferred revenue	$7,452,018	$8,220,306

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Revolving line of credit, due March 2013	$8,172,899	$8,251,201	$15,290,510	$15,371,063
Term note, due December 2013	5,000,000	5,000,000	8,000,000	8,000,000
Cowen debt	16,386,627	16,386,627	15,173,342	15,173,342
Subordinated convertible debentures	1,302,902	1,302,902	—	—

Total debt	30,862,428	30,940,730	38,463,852	38,544,405
Less current maturities	(13,679,615)	(13,757,917)	(21,173,321)	(21,253,874)

Total long term debt	$17,182,813	$17,182,813	$17,290,531	$17,290,531

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

On May 10, 2012, upon closing of financing transactions for gross proceeds of $18.5 million, the Company entered into the Third Loan Modification Agreement with its primary lender. The amendment extended the revolving credit facility maturity to March 31, 2013 and revised the financial covenants. Additionally, the revolving line of credit was decreased from $20 million to $13 million. The reduction was as result of the pay down of $7 million of the guarantees provided by the Lenders.

As of September 30, 2012, the Company had $8.2 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2012, the Company had a borrowing capacity of $8.2 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had no remaining borrowing availability at September 30, 2012. As of September 30, 2012, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

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

On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the nine months ended June 30, 2012.

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

The Company recorded the Debentures on the balance sheet net of the debt discount of $7.5 million. The debt discount is due to warrants issued in conjunction with the Debentures and the debt conversion features. Upon issuance of the Debentures, the fair value of the warrants and derivative liability were $4.1 million and $3.5 million, respectively. The debt discount will be amortized over the life of the loan using the effective interest method and the warrants and derivative liability will be recorded at fair value on each reporting period. Refer to Note 11 for additional discussion of the fair value of the warrants and conversion features.

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

As a result of the Reverse Stock Split, each ten shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock. The Reverse Stock Split affected all issued and outstanding shares of the Company’s common stock, as well as common stock underlying stock options, stock appreciation rights, restricted stock, restricted stock units, warrants and convertible debentures outstanding immediately prior to the effectiveness of the Reverse Stock Split. The Reverse Stock Split reduced the number of shares of the Company’s common stock outstanding from approximately 78 million to 7.8 million at the time of the Reverse Stock Split. In addition, the Amendment increased the number of authorized shares of the Company’s common stock from 100 million to 300 million. The Reverse Stock Split did not alter the par value of common stock, which remained $0.001 per share, or modify any voting rights or other terms of the Company’s common stock. Unless otherwise indicated, all information set forth herein gives effect to such Reverse Stock Split.

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

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation that are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In August 2012, the Board of Directors adopted a stock incentive plan (the 2012 Stock Incentive Plan) and a non-employee directors’ stock plan (2012 Director Plan). Each of these plans was subsequently approved by the Company’s stockholders. At September 30, 2012, the Board of Directors had 48,895 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2012, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $5.7 million, net of estimated forfeitures of approximately $3.6 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine months ended September 30, 2012 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2011	562,733	$10.00 - $125.50	$48.53
Granted	11,548	$1.69 - $8.10	$4.43
Exercised	—	$0.00 - $0.00	—
Forfeited	(173,640)	$1.69 - $125.50	$54.45

Outstanding, September 30, 2012	400,641	$1.69 - $116.40	$44.70

A summary of the restricted share grant activity for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2011	52,659	$34.17
Granted	85,250	$8.00
Vested	(3,959)	$37.27
Forfeited	(29,180)	$20.61

Outstanding, September 30, 2012	104,770	$16.53

A summary of the restricted stock unit activity for the nine months ended September 30, 2012 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2011	98,820	$10.89
Granted	486,926	$1.89
Vested	(29,919)	$10.89
Forfeited	(27,861)	$9.57

Outstanding, September 30, 2012	527,966	$2.66

A summary of the restricted stock outstanding as of September 30, 2012 is as follows:

Number of Shares
Time based restricted shares	10,150
Performance based restricted shares	94,620

Outstanding, September 30, 2012	104,770

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

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Cash equivalents	$100,159	100,159	—	—
Derivative asset	816	—	—	816

Total Assets at Fair Value	$100,975	100,159	—	816

Liabilities at Fair Value:
Warrants issued December 29, 2008	$114,174	—	—	114,174
Warrants issued May 10, 2012	1,166,910	—	—	1,166,910
Derivative liability	196,391	—	—	196,391

Total Liabilities at Fair Value:	$1,477,475	—	—	1,477,475

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $100,159 and $55,629 at September 30, 2012 and December 31, 2011, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011. There were no transfers in or out of Level 1 during the three and nine months ended September 30, 2012.

Level 2

The Company does not have any financial assets or liabilities classified as Level 2.

Level 3

In conjunction with its December 29, 2008 registered direct offering, the Company issued warrants to purchase 179,241 shares of the Company’s common stock that contained a provision that required a reduction of the exercise price if certain equity events occurred. Under the provisions of general accounting principles for derivatives and hedging activities and determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, such a reset provision does not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations. General accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock became effective for the Company as of January 1, 2009. Accordingly, the fair value of the warrants as of that date was reclassified from stockholders’ equity into current liabilities.

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $114,174 were measured at fair value on a recurring basis as of September 30, 2012 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at September 30, 2012 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 95%; 3) risk-free interest rate of 0.31%; and 4) expected life of 1.75 years.

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants, derivative liability, and derivative asset were measured at fair value on a recurring basis as of September 30, 2012 and were valued using Level 3 valuation inputs. A Monte-Carlo simulation was used to value the derivative asset and liabilities upon issuance on May 10, 2012 using the following assumptions: 1) volatility of 80%; 2) risk-free interest rate of 1.035%; and 3) a closing stock price of $3.413. The derivative asset and liabilities were revalued as of September 30, 2012 using the following assumptions: 1) volatility of 85%; 2) risk-free interest rate of 0.747%; and 3) a closing stock price of $1.43.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial asset and liabilities for the nine months ended September 30, 2012:

	Derivative Asset	Total Assets	Warrants issued December 29, 2008	Warrants issued May 10, 2012	Derivative Liability	Total Liabilities
Balance at beginning of period(1)	$18,508	$18,508	$125,415	$7,573,466	$3,476,134	$11,175,015
Settlements	—	—	—	—	—	—
Revaluation	(17,692)	(17,692)	(11,241)	(6,406,556)	(3,279,743)	(9,697,540)

Balance at end of period	$816	$816	$114,174	$1,166,910	$196,391	$1,477,475

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

September 30,
2012
Warranty accrual, December 31, 2011	$691,832
Warranty expense incurred	449,401
Payments made	(575,801)

Warranty accrual, September 30, 2012	$565,432

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

14. Subsequent Events

While the Company remains focused on continuing the third quarter positive operating and financial trends, the Company also recognizes the need to strengthen its balance sheet. As a result, an independent financial advisor has been engaged to assist management and the Board of Directors in reviewing all possible strategic and financial alternatives, including the sale of non-core assets or distribution rights and geographic partnerships. There can be no assurance as to whether any particular strategic or financing alternative will be recommended by the Board, and the Company does not intend to disclose information on the progress of this evaluation until such time as deemed appropriate by the Board.

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

Overview

Stereotaxis designs, manufactures and markets the Epoch Solution, which is an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency and efficacy for catheter-based, or interventional, procedures. The Epoch Solution is comprised of the Niobe ES Robotic Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), and the Vdrive Robotic Navigation System (“Vdrive”).

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

Our Vdrive system provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. The Vdrive system complements the Niobe ES system control of therapeutic catheters for fully remote procedures and enables single-operator workflow and is sold as two options, the Vdrive system and the Vdrive Duo system. In addition to the Vdrive system and the Vdrive Duo system, we also manufacture and market various disposable components which can be manipulated by these systems.

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere; the V-Loop circular catheter manipulator is currently in human clinical trials and V-Sono ICE catheter manipulator is under regulatory review by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of September 30, 2012, we had incurred cumulative net losses of approximately $380 million. The Company expects such losses to continue through at least the year ended December 31, 2012. In May 2011, the Company introduced the Niobe ES, which is the latest generation of the Niobe Robotic Magnetic Navigation System and will replace the Niobe II system going forward. Due to the fact that the Niobe ES system and upgrades from Niobe II to Niobe ES systems were not available to customers until December 2011, the product change created a rapid shift away from sales of the current Niobe II system, resulting in lower System Revenue in 2011. As of September 30, 2012, the Company had performed 60 installations to upgrade Niobe II systems to Niobe ES systems and has received positive feedback from the physicians at these sites. The Company reduced operating expenses by $3.7 million or 29% from first quarter 2012 levels in the 2012 third quarter and anticipates achieving a 15% to 20% reduction from first quarter levels in the fourth quarter of 2012.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenue. Revenue increased from $8.5 million for the three months ended September 30, 2011 to $11.6 million for the three months ended September 30, 2012, an increase of approximately 35%. Revenue from the sale of systems rose from $2.0 million to $5.0 million, an increase of approximately 147%. We recognized revenue on two Niobe ES, a total of $0.6 million for Niobe ES upgrades, $0.5 million for Vdrive systems and a total of $1.6 million for Odyssey and Odyssey Cinema systems during the 2012 period, versus one Niobe system and a total of $1.0 million for Odyssey and Odyssey Cinema systems during the 2011 period. Revenue from sales of disposable interventional devices, service and accessories was flat at $6.5 million for the three months ended September 30, 2012 and 2011 with disposable sales, royalty and service revenue being consistent.

Cost of Revenue. Cost of revenue increased from $2.7 million for the three months ended September 30, 2011 to $3.5 million for the three months ended September 30, 2012, an increase of approximately 31%. Cost of revenue for systems sold rose from $1.7 million for the three months ended September 30, 2011 to $2.4 million for the three months ended September 30, 2012, an increase of approximately 41%. This increase was primarily due to one more Niobe system and higher Odyssey and Odyssey Cinema system sales. Cost of revenue for disposables, service and accessories increased from $0.9 million for the three months ended September 30, 2011 to $1.1 million for the three months ended September 30, 2012, an increase of approximately 13%. The increase was primarily due to Niobe ES upgrades received in exchange for new or extended premium service contracts. As a percentage of our total revenue, overall gross margin increased to 70% for the three months ended September 30, 2012 from 69% for the three months ended September 30, 2011. Gross margin for systems was 52% for the three months ended September 30, 2012 compared to 15% for the three months ended September 30, 2011. The improvement is primarily attributable to higher production volumes and related cost absorption. Gross margin for disposables, service and accessories was 84% for the current quarter compared to 86% for the three months ended September 30, 2011. The decline is mainly due to the additional cost of Niobe ES upgrades received in exchange for new or extended premium service contracts.

Research and Development Expenses. Research and development expenses declined from $3.5 million for the three months ended September 30, 2011 to $1.9 million for the three months ended September 30, 2012, a decrease of approximately 46%. The decrease is primarily due to the completion of major development efforts of the Epoch Solution and Odyssey system upgrades in 2011, as well as reduced headcount expenses as part of the Company’s efforts to reduce 2012 operating expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $6.9 million for the three months ended September 30, 2011 to $4.1 million for the three months ended September 30, 2012, a decline of approximately 41%. The decrease was due to primarily due to reduced headcount and related travel and relocation expenses as well as lower marketing and consulting expenses as part of the Company’s efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $3.0 million from $4.5 million for the three months ended September 30, 2012 and 2011, respectively, a decrease of approximately 34%. The decrease was primarily due to reduced headcount and related travel and relocation expenses as well as lower spending on registrations in Japan as our products approach the end of clinical trials, bad debt expense and foreign currency effects.

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

Interest Expense. Interest expense increased to $1.6 million for the three months ended September 30, 2012 from $0.8 million for the three months ended September 30, 2011, due to the Cowen financing in November 2011 and additional $2.5 million borrowing in August 2012, and the issuance of $8.5 million in Debentures in May 2012. Interest expense also includes the amortization of the debt discount on the Debentures totaling $0.2 million for the three months ended September 30, 2012.

Comparison of the Nine months Ended September 30, 2012 and 2011

Revenue. Revenue rose from $30.4 million for the nine months ended September 30, 2011 to $34.4 million for the nine months ended September 30, 2012, an increase of approximately 13%. Revenue from the sale of systems increased from $11.4 million to $14.1 million, an improvement of approximately 24%. We recognized revenue on six Niobe ES, a total of $2.7 million for Niobe ES upgrades, and a total of $4.8 million for Odyssey systems during the 2012 period, versus five Niobe systems and a total of $5.3 million for Odyssey systems during the 2011 period. Revenue from sales of disposable interventional devices, service and accessories increased to $20.3 million for the nine months ended September 30, 2012 from $19.0 million for the nine months ended September 30, 2011, approximately 7% higher. The increase was attributable to improved utilization due to Niobe ES upgrades and to a lesser extent the increased base of installed systems, the resulting disposable sales, offset by lower royalty income resulting from a reduction in the royalty rate effective January 1, 2012.

Cost of Revenue. Cost of revenue increased from $9.2 million for the nine months ended September 30, 2011 to $10.5 million for the nine months ended September 30, 2012, a rise of approximately 14%. As a percentage of our total revenue, overall gross margin decreased from 70% for the nine months ended September 30, 2011 to 69% for the nine months ended September 30, 2012 as higher systems margins offset lower disposable, service and accessories margins and a higher mix of lower margin systems revenue. Cost of revenue for systems sold increased from $6.4 million for the nine months ended September 30, 2011 to $6.9 million for the nine months ended September 30, 2012, a rise of approximately 8%, primarily due to higher Niobe ES and Vdrive system sales. Gross margin for systems was 51% for the nine months ended September 30, 2012 compared to 43% for the nine months ended September 30, 2011. The improvement is primarily attributable to higher production volumes and related cost absorption. Cost of revenue for disposables, service and accessories increased to $3.6 million during the 2012 period from $2.7 million during the 2011 period, resulting in a decrease in gross margin to 82% from 86% between these periods. The decrease in gross margin is due to a higher mix of lower margin disposables revenue, lower royalties and providing Niobe ES upgrades in exchange for new or extended premium service contracts.

Research and Development Expenses. Research and development expenses decreased from $10.2 million for the nine months ended September 30, 2011 to $6.9 million for the nine months ended September 30, 2012, a decline of approximately 32%. The decrease is primarily due to the completion of major development efforts of the Epoch Solution and Odyssey system upgrades in 2011, as well as reduced headcount expenses as part of the Company’s efforts to reduce 2012 operating expenses.

Sales and Marketing Expenses. Sales and marketing expenses declined from $24.9 million for the nine months ended September 30, 2011 to $16.3 million for the nine months ended September 30, 2012, a decrease of approximately 35%. The decrease was principally due to reduced headcount and related travel and relocation expenses as well as reduced marketing and consulting expenses as part of the Company’s efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $10.3 million from $13.4 million for the nine months ended September 30, 2012 and 2011, respectively, a decline of approximately 23%. The decrease was primarily due to reduced headcount and related travel and relocation expenses, lower spending on registrations in Japan as our products approach the end of clinical trials, and decreased bad debt expense and consulting costs, partially offset by foreign currency effects.

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

Interest Expense. Interest expense increased to $4.9 million for the nine months ended September 30, 2012 from $2.4 million for the nine months ended September 30, 2011, due to the Cowen financing in November 2011 and additional $2.5 million borrowing in August 2012, and the issuance of $8.5 million in Debentures in May 2012. Interest expense also includes the amortization of the debt discount on the Debentures totaling $0.4 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At September 30, 2012 we had $9.9 million of cash and equivalents. We had a working capital deficit of approximately $1.9 million and $6.6 million as of September 30, 2012 and December 31, 2011, respectively. The decrease in working capital deficit is due principally to the financing transaction completed in May 2012, as discussed in Notes 9 and 10.

Cash flow

The following table summarizes our cash flow by operating, investing and financing activities for each of nine month periods ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Cash Flow used in Operating Activities	$(12,041)	$(19,959)
Cash Flow used in Investing Activities	$(130)	$(973)
Cash Flow provided by Financing Activities	$8,130	$2,663

Net cash used in operating activities. We used approximately $12.0 million and $20.0 million of cash for operating activities during the nine months ended September 30, 2012 and 2011, respectively. This decrease was primarily driven by a lower net loss of $21.6 million and a decrease of $2.4 million due to the net presentation of the Biosense Webster royalty in operating activities in 2011 partially offset by a $10.3 million net increase in working capital – principally due to higher accounts receivable and lower deferred revenue – and $6.4 million increase in the non- cash gain associated with the adjustment of warrants and debt conversion features.

Net cash used in investing activities. We used approximately $0.1 million of cash for purchases of equipment for the nine month period ended September 30, 2012 compared to $1.0 million for the nine month period ended September 30, 2011. The decrease was due to higher expenditures in 2011 for equipment related to new product development as well as equipment used for trade shows.

Net cash provided by financing activities. We generated approximately $8.1 million of cash for the nine month period ended September 30, 2012 compared to $2.7 million generated for the nine month period ended September 30, 2011. This increase in cash generated was primarily due to $7.7 million from the issuance of subordinated convertible debentures and warrants, $9.1 million from stock and warrants and $2.5 million in additional borrowing from Cowen partially offset by $7.1 million net payments under our revolving line of credit, $3.0 million related to the term note, and $1.1 million for Cowen debt.

In May 2012, the Company entered into financing agreements for gross proceeds of approximately $18.5 million. Upon closing the financing transactions, the Company amended its agreement with its primary lender. See Notes 9 and 10 for additional details.

We expect to have negative cash flow from operations throughout 2012. We also expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our sales and marketing, research and development, and general and administrative expenses will decrease throughout 2012. Although our operating expenses have significantly declined in 2012, we cannot assure that our existing cash, cash equivalents and borrowing facilities will be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months. We may be required to raise capital or pursue other financing strategies to continue our operations. We are striving to generate positive cash flow from operations. However, until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities, working capital and equipment financing loans, and other financing strategies. In the future, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financings. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control. We also cannot assure that additional financing will be available on a timely basis on terms acceptable to us or at all. If adequate funds are not available to us, through the extension of our existing debt facility or otherwise, we may not be able to maintain customer and vendor relationships; hire, train and retain employees; maintain or expand our operations; or respond to competitive pressures. Further, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

While the Company remains focused on continuing the third quarter positive operating and financial trends, the Company also recognizes the need to strengthen its balance sheet. As a result, an independent financial advisor has been engaged to assist management and the Board of Directors in reviewing all possible strategic and financial alternatives, including the sale of non-core assets or distribution rights and geographic partnerships. There can be no assurance as to whether any particular strategic or financing alternative will be recommended by the Board, and the Company does not intend to disclose information on the progress of this evaluation until such time as deemed appropriate by the Board.

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

As of September 30, 2012, the Company had $8.2 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2012, the Company had a borrowing capacity of $8.2 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had no remaining borrowing availability at September 30, 2012. As of September 30, 2012, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

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

On August 8, 2012, the Company borrowed an additional $2.5 million from Cowen based upon achievement of a milestone related to Niobe system sales for the nine months ended June 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our activities are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable and accounts payable balances denominated in non-US dollar currencies. Our international activities are subject to risks typical of international activities, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of September 30, 2012 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the nine months ended September 30, 2012, sales denominated in foreign currencies were approximately 16% of total revenue and as such, our revenue would have decreased by approximately $0.6 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the nine months ended September 30, 2012, expenses denominated in foreign currencies were approximately 11% of our total expenses and as such, our operating expenses would have decreased by approximately $0.4 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at September 30, 2012 would have decreased the carrying amounts of those net assets by approximately $0.2 million.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of September 30, 2012, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain of our outstanding debt is subject to minimum interest rates ranging from 6.0% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in a less than $0.1 million increase in interest expense for the quarter ended September 30, 2012.

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

STEREOTAXIS, INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, on October 7, 2011, a purported securities class action was filed against the Company, one of the Company’s current executive officers and a past executive officer in the U.S. District Court for the Eastern District of Missouri by Kevin Pound, a purported shareholder of the Company. On December 29, 2011, the court granted an unopposed motion appointing Local 522 Pension Fund as Lead Plaintiff in the action and granting Lead Plaintiff leave to file an Amended Complaint, which Lead Plaintiff filed on March 19, 2012. The Amended Complaint alleges that, during the period from February 28, 2011 through August 9, 2011, the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and future business prospects, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint seeks unspecified damages, costs, attorneys’ fees and such other relief as the Court may deem appropriate. On May 18, 2012, the Company filed a motion to dismiss the Amended Complaint. On July 24, 2012, Lead Plaintiff filed its response to the motion to dismiss, and on August 30, 2012, the Company filed its reply brief in support of the motion to dismiss. The Company believes the complaint is without merit and intends to vigorously defend against it. However, litigation is inherently uncertain and it is too early in this proceeding to predict the outcome of this lawsuit or to reasonably estimate possible losses, if any, related thereto. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

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

As of the date of filing this Form 10-Q, we are not eligible to use Form S-3 as a result of payment default under our facility with our primary lender earlier this year. As a result, we cannot use Form S-3 to register resales of our securities for 12 months following our default, which occurred on April 30, 2012. In addition, we are limited in our ability to file shelf registration statements on SEC Form S-3. Moreover, our public float is below $75 million and may remain below $75 million for the foreseeable future. As a result, we may not be eligible to use Form S-3 for primary offerings even though we otherwise would regain the ability to use the form for resale registration statements 12 months following our payment default. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, and accordingly any such limitations may harm our ability to raise the capital we need. Under these circumstances, until we are again eligible to use Form S-3, we will be required to use a registration statement on Form S-1 to register securities with the SEC or issue such securities in a private placement, which could increase the cost of raising capital.

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

We recently filed registration statements relating to the resale of up to 4,070,032 shares of our common stock issuable upon conversion of, or otherwise underlying, the unsecured, subordinated, convertible debentures issued in May 2012, up to 3,404,121 shares of our common stock issuable upon exercise of six-year warrants held by the purchasers of the debentures (“Convertible Debt Warrants”), and up to 2,168,727 shares of stock issuable on exercise of the PIPE Warrants issued to certain institutional investors in May 2012, and an additional 517,422 shares issuable in connection with amendments two through six of the Note and Warrant Purchase Agreement issued to Alafi Capital Company and the Sanderling Venture Partners’ affiliates, and we recently increased the authorized number of shares of our common stock from 100,000,000 to 300,000,000. The exercise price of most of these securities (including all of the Debentures, the Convertible Debt Warrants and all of the PIPE Warrants) is $3.361. A significant number of shares of our common stock are subject to stock options and stock appreciation rights, and we may request the ability to issue additional such securities to our employees. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. While we cannot predict the effect, if any, that future sales of debt, our common stock, other equity securities or securities convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock, it is likely that sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options, stock appreciation rights or the conversion of any convertible securities outstanding now or in the future), or the perception that such sales could occur, will adversely affect prevailing market prices for our common stock.

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

STEREOTAXIS, INC. (Registrant)

Date: November 8, 2012	By:	/S/ MICHAEL P. KAMINSKI
Michael P. Kaminski,
Chief Executive Officer

Date: November 8, 2012	By:	/S/ SAMUEL W. DUGGAN II
Samuel W. Duggan II,
Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1#	Stereotaxis, Inc. 2012 Stock Incentive Plan, filed herewith.

10.2#	Form of Restricted Share Unit Terms of Award under Stereotaxis, Inc. 2012 Stock Incentive Plan, filed herewith.

10.3#	Summary of Outside Directors’ Compensation Program, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	This exhibit was previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (filed November 12, 2004) (File No. 000-50884), and is incorporated herein by reference.