Form 10-K
period 2012-12-31
Stereotaxis, Inc.
filed 2013-04-01
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NASDAQ Global Market on June 30, 2012) was approximately $8 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2013 was 8,063,239.

DOCUMENTS INCORPORATED BY REFERENCE

STEREOTAXIS, INC.

i

ITEM 1.	BUSINESS

In this report, “Stereotaxis,” the “Company,” “Registrant,” “we,” “us,” and “our” refer to Stereotaxis, Inc. and its wholly-owned subsidiaries. Epoch™, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive™, Vdrive Duo™, V-CAS™, V-CAS™ Deflect, V-Loop™, V-Sono™, QuikCAS™ Cardiodrive®, Cronus®, Assert®, PowerAssert ™, Titan® and Pegasus ™ are trademarks of Stereotaxis, Inc. All other trademarks that may appear in this report are the property of their respective owners.

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

OVERVIEW

We design, manufacture and market robotic systems and instruments for use primarily by electrophysiologists for the treatment of abnormal heart rhythms known as cardiac arrhythmias. We offer our proprietary Epoch Solution, an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”. We believe the Epoch Solution revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency and efficacy for catheter-based, or interventional, procedures. The Epoch Solution is comprised of the Niobe ES Robotic Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), and the Vdrive Robotic Navigation System (“Vdrive system”). We believe that our technology represents an important advance in the ongoing trend toward fully digitized, integrated and automated interventional labs and provides substantial, clinically important improvements over manual interventional methods, which often result in long and unpredictable procedure times with suboptimal therapeutic outcomes. We believe that our technology represents an important advance supporting efficient and effective information management and physician collaboration. The core elements of our technology, especially the Niobe ES system, are protected by an extensive patent portfolio, as well as substantial know-how and trade secrets.

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

The Niobe system is designed primarily for use by interventional electrophysiologists in the treatment of arrhythmias and approximately 1% of usage is by interventional cardiologists in the treatment of coronary artery disease. To date the significant majority of the Stereotaxis installations worldwide are intended for use in electrophysiology. The Niobe system is designed to be installed in both new and replacement interventional labs worldwide. Current and potential purchasers of our Niobe system include leading research and academic hospitals as well as community and regional medical centers around the world.

The Niobe system has been used in more than 55,000 procedures and is supported by more than 200 peer-reviewed publications in leading medical journals such as PACE, Europace, the Journal of the American College of Cardiology and the Journal of Interventional Cardiac Electrophysiology. Niobe system revenue represented 26%, 19%, and 40% of revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

Stereotaxis has also developed the Odyssey Solution which provides an innovative enterprise solution for integrating, recording and networking interventional lab information within hospitals. The Odyssey Solution consists of two lab solutions including Odyssey Vision and the Odyssey Cinema system. Odyssey Vision consolidates all of the lab information from multiple sources, freeing doctors from managing complex interfaces during patient therapy for optimal procedural and clinical efficiency. The Odyssey Cinema system is an innovative solution delivering synchronized content targeted to improve care, enhance performance, increase referrals and market services. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the Internet from anywhere with sufficient bandwidth. In order to maximize Odyssey Cinema system penetration, in select markets we offer Odyssey Interface systems, which connect partner large display solutions to the Odyssey Cinema system. The Odyssey Solution may be acquired either as part of the Epoch Solution or on a stand-alone basis for installation in interventional labs and other locations where clinicians desire improved clinical workflows and related efficiencies. Odyssey system revenue represented 14%, 18%, and 18% of revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

Our Vdrive system provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. The Vdrive system complements the Niobe ES system control of therapeutic catheters for fully remote procedures and enables single-operator workflow and is sold as two options, the Vdrive system and the Vdrive Duo system. In addition to the Vdrive system and the Vdrive Duo system, we also manufacture and market various disposable components (V-Loop, V-Sono, V-CAS, and V-CAS Deflect) which can be manipulated by these systems.

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond warranty period, and software licenses. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

Not all products have and/or require regulatory clearance in all of the markets we serve. Please refer to “Regulatory Approval” in Item 1 for a description of our regulatory clearance, licensing, and/or approvals we currently have or are pursuing.

As of December 31, 2012, we had approximately $8.9 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. We had backlog of approximately $20 million and $43 million as of December 31, 2011 and 2010, respectively, using the same active backlog criteria. Of the December 31, 2012 backlog, we expect approximately 87% to be recognized as revenue over the course of 2013. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the Epoch Solution is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our Epoch Solution can vary significantly from one reporting period to the next.

We have alliances with Siemens AG Medical Healthcare, Philips Healthcare and Biosense Webster, a subsidiary of Johnson & Johnson. Through these alliances, we integrate our Niobe system with Siemens’ and Philips’ market-leading cath lab imaging systems and Biosense Webster’s 3D catheter location sensing technology. The Biosense alliance also provides development of disposable interventional devices, coordination of marketing and sales efforts in order to continue to introduce new enhancements around the Niobe system, and non-exclusive commercialization of the Odyssey Solution to Biosense customers in the electrophysiology field. The Siemens and Philips alliances provide for coordination of our sales and marketing efforts with those of our alliance partners to facilitate co-placement of integrated systems. Sales to Siemens accounted for 5% of total net revenue for the year ended December 31, 2012.

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

Interventional cardiology and electrophysiology procedures have proven to be very effective at treating arrhythmias and coronary artery disease at sites accessible through the vasculature without the patient trauma, complications, recovery times and cost generally associated with open-heart surgery. With the advent of advanced imaging techniques and sophisticated catheter and wire-based devices and techniques, the number of potential patients who can benefit from non-surgical interventional procedures has grown. However, we believe major challenges associated with manual approaches to electrophysiology and interventional cardiology persist. In electrophysiology, challenges include precisely navigating the tip of the mapping and ablation catheter to the treatment site on the heart wall and maintaining tissue contact throughout the cardiac cycle to effect treatment, and, for atrial fibrillation, performing complex ablations within the left atrium of the heart. A major limitation is the manual dexterity required to perform complex ablations. As a result, large numbers of patients are referred to palliative drug therapy that can have harmful side effects. In interventional cardiology, these challenges include difficulty in navigating the disposable interventional device through tortuous vasculature and crossing certain types of complex lesions to deliver balloons or stents to effect treatment. As a result, numerous patients who could be candidates for an interventional approach continue to be referred to bypass surgery.

We believe the Epoch Solution represents a revolutionary step compared to manual techniques in the trend toward highly effective, but less invasive, cardiac procedures. As the first technology to permit direct, computerized control of the working tip of a disposable interventional device, the Niobe system enables physicians to perform cardiac procedures interventionally that historically would have been very difficult or impossible to perform in this way and has the potential to significantly improve both the efficiency and efficacy of these treatments. We believe that the Odyssey Solution will provide physicians the ability to enhance procedure workflow, more effectively manage their interventional procedures, and collaborate with other physicians. We believe the Vdrive system will provide physicians with the ability to navigate and control diagnostic catheters and sheaths from the procedure room, which will facilitate the performance of procedures remotely while further improving efficiency and efficacy of the procedure.

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

We believe that our systems will:

•

Expand the market by enhancing the treatment of more complex cases. Treatment of a number of major diseases, including atrial fibrillation, ventricular tachycardia, cardiac chronic total occlusions, and critical limb ischemia due to chronic total occlusions of peripheral arteries, is highly problematic using conventional wire and/or catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias, such as atrial fibrillation and ventricular tachycardia, are often referred to other more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases interventionally. Because our robotic technology provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult atrial fibrillation, ventricular tachycardia and cardiac chronic total occlusions to be treated interventionally on a much broader scale than today.

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

•

Enhance patient and physician safety. The Niobe system has been used in more than 55,000 procedures and the incidence of all reported major adverse cardiac events associated with the use of the system for all procedures is approximately 0.3%. This represents what we believe to be a clinically significant improvement in major complication rates over conventional procedures, which can range as high as 2-6% for complex ablations, and significantly higher for new physicians and fellows. Additionally, during conventional catheter-based procedures, each of the physicians who stand by the patient table to manually control the catheter, the nursing staff assisting with the procedure, and the patient are exposed to the potentially harmful x-ray radiation from the fluoroscopy field. This exposure can be minimized by reducing procedure times. Reducing procedure times is also beneficial to the patient because of the direct correlation between complication rates and procedure length. Our robotic technology can further improve physician safety and reduce physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

•

Improve clinical workflow and information management. Complex ablation procedures involve several sources of information, which conventionally require a physician to mentally integrate and process large quantities of information from different sources in real time, often from separate user interfaces. Sources of information include real time x-ray and/or ultrasound images, real time location sensing systems providing the 3-D location of a catheter tip, pre-operative map of the electrical activity of the heart, real time recording of electrical activity of the heart, and temperature feedback from an ablation catheter. The Odyssey Solution will improve clinical workflow and information management efficiency by integrating and synchronizing the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse control.

•

Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Conventional interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that our robotic technology can reduce complex procedure times compared to manual procedures. We believe the Niobe system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from robotics result from decreased use of multiple catheters, guidewires and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

•

Improve physician skill levels in order to improve the efficacy of complex cardiology procedures. Training required for physicians to safely and effectively carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of physicians who are skilled in performing more complex procedures. We believe that our robotic technology can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventional physicians, with more standardized outcomes. In addition, interventional physicians can learn to use robotic systems in a relatively short period of time. The Niobe system can also be programmed to carry out sequences of complex navigation automatically further enhancing ease of use. We believe the Odyssey Solution can allow advanced training online thereby accelerating learning.

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

OUR PRODUCTS

Niobe® ES Robotic Magnetic Navigation System

Our proprietary Niobe ES system is the latest generation of the Niobe system, which provides the physician with precise remote digital instrument control through user friendly “point and click” computer mouse control, in combination with sophisticated image integration and 3D reconstruction. It can be operated either from beside the patient table, as in traditional interventional procedures, or from an adjacent room and outside the x-ray fluoroscopy field. The Niobe system allows the operator to navigate disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to deliver treatment by using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled by the working tip to arrive at its position in the blood vessels or chambers of the heart. This results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the device.

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

The components of the Niobe system are identified and described below:

Niobe® Robotic Magnetic Navigation System. Our Niobe system utilizes two permanent magnets mounted on articulating and pivoting arms that are enclosed within a stationary housing, with one magnet on either side of the patient table. These magnets generate magnetic navigation fields that are less than 10% of the strength of fields typically generated by MRI equipment and therefore require significantly less shielding, and cause significantly less interference, than MRI equipment. The Niobe system is indicated for use in cardiac, peripheral and neurovascular applications.

Cardiodrive® Automated Catheter Advancement System. As the physician conducts the procedure from the adjacent control room, the Cardiodrive Automated Catheter Advancement System (“Cardiodrive”) or QuikCAS automated catheter advancement systems are used to remotely advance and retract the electrophysiology catheter in the patient’s heart while the Niobe magnets precisely steer the working tip of the device.

Odyssey® Solution

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

Vdrive™ Robotic Navigation System

The Vdrive system reaches further into the evolution of robotic navigation technologies than any platform before it. More than a robotic catheter manipulator, the Vdrive system and Niobe ES robotic system provide independent remote manipulation of diagnostic catheters and magnetic ablation catheters in a single interface.

The Vdrive system provides breakthrough navigation and stability for diagnostic and ablation devices designed with key features to assist in the delivery of better ablations. Important features include complementing the Niobe ES control of catheters with fully remote, single operator workflow; and providing robotic control of diagnostic devices independent of magnetic navigation. The Vdrive Duo system is an optional expansion of the Vdrive hardware that allows control of any two of the four available disposable options (V-Loop, V-Sono, V-CAS, and V-CAS Deflect).

Disposables and Other Accessories

Our Niobe system is designed to use a toolkit of proprietary disposable interventional devices. The toolkit currently consists of:

•	our Cardiodrive or QuikCAS automated catheter advancement disposables designed to provide precise remote advancement of proprietary electrophysiology catheters;

•

Biosense Webster’s CARTO® RMT navigation and ablation system, CELSIUS® RMT, NAVISTAR® RMT, NAVISTAR® RMT DS, NAVISTAR® RMT THERMOCOOL® and CELSIUS® RMT THERMOCOOL® Irrigated Tip Diagnostic/Ablation Steerable Tip Catheters co-developed by Biosense Webster and Stereotaxis, as described below; and

•

our suite of Cronus, Assert, Titan and Pegasus coronary guidewires designed for use in interventional cardiology procedures for the introduction and placement of over-the-wire therapeutic devices, such as stents and angioplasty balloons.

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

In addition to the Vdrive and Vdrive Duo systems, we also manufacture and market various disposable components which can be manipulated by these systems. These include:

•	our V-CAS catheter advancement system (“V-CAS system”) that controls both the magnetic catheter body and a standard fixed-curve sheath;

•

our V-CAS Deflect fully integrated catheter advancement system (“V-CAS Deflect system”) with a robotic deflectable sheath for maximum integration and versatility, allowing users to advance and retract the magnetic catheter body at angles up to 270°;

•

our V-Loop circular catheter manipulator (“V-Loop device”), which allows the user to control certain circular mapping catheters, such as Biosense Webster’s LASSO®2515 or LASSO®2515 NAV Circular Mapping Catheter, advance, retract, rotate, deflect and adjust loop radius, and hold the catheter position against the tissue to optimize electrograms; and

•

our V-Sono ICE catheter manipulator (“V-Sono device”) that allows a single physician to manipulate the BWI SoundStar™ catheter and CARTO 3™ System from the control room, store and recall previous positions and automatically sweep over an area of interest with adjustable speed and angle – all without leaving the control room

Regulatory Approval

We began commercial shipments of our Niobe system in 2003, following U.S. and European regulatory clearance of its core components. We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Niobe system, the Cardiodrive, and various disposable interventional devices in the U.S., Canada, Europe, China, and various other countries.

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Odyssey Solution in the U.S., Canada, European Union and some other countries and we are in the process of obtaining necessary approvals for extending our markets in other countries.

We have received the CE Mark that allows us to market the Vdrive, Vdrive Duo, V-CAS, V-CAS Deflect, V-Loop and V-Sono devices in Europe. In addition, we have received licensing to market the V-CAS, V-CAS Deflect and V-Loop devices in Canada and have applied for a license of the V-Sono device. We are in the process of obtaining the necessary clearance for the V-Loop and V-Sono devices in the United States.

We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Titan and Pegasus coronary and RF PowerAssert peripheral guidewires in the U.S. and Europe. We continue to seek approvals and clearances to market our products as appropriate.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our total U.S. revenue was $27.0 million, $23.9 million, and $28.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. Our total international revenue was $19.5 million, $18.0 million and $25.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Electrophysiology

The rhythmic beating of the heart results from the transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in symptoms that can range from fatigue to stroke or death. Over 4.3 million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias. The most common arrhythmia in adults is atrial fibrillation. This chaotic electrical activity of the top chambers of the heart is estimated to be present in three million people in the United States and over six million people worldwide. The incidence is expected to continue to rise as the population ages and life expectancy continues to increase. Atrial fibrillation is a major physical and economic burden. This arrhythmia is associated with stroke, heart failure, and adverse symptoms causing patients to be very motivated to seek treatment. The combination of symptoms, prevalence and co-morbidities make atrial fibrillation a major economic factor in healthcare. We believe payors are very interested in therapies that may reduce the financial impact of this disease.

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

We believe more than 3,000 interventional labs around the world are currently capable of conducting electrophysiology procedures. Approximately 600,000 electrophysiology procedures are performed annually worldwide, and procedure growth rate is 10% annually.

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

•

enable operational flexibility by not requiring us to provide any of the parties in our strategic alliances with a right of first refusal in the event that another party wants to acquire us or with board representation where a strategic alliance has made a debt or equity investment in us.

Imaging Alliances

Siemens Alliance. We have successfully integrated our Niobe system with Siemens’ digital fluoroscopy system to provide advanced interventional lab visualization and instrument control through user-friendly computerized interfaces. We also coordinate our sales efforts with Siemens to co-place integrated systems at leading hospital sites in the U.S., Europe and in Asia. Under this alliance and under a separate services agreement, Siemens provides equipment maintenance and support services for certain of our installed sites. We have also entered into a software distribution agreement with Siemens under which we have the right to sublicense Siemens’ 3D pre-operative image navigation software as part of our advanced user interface for the Niobe ES system.

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

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. These royalties are used to make payments under the debt agreement with Healthcare Royalty Partners II, L.P. (formerly “Cowen Healthcare Royalty Partners II, L.P.”) as discussed in Item 7. Under the alliance with Biosense Webster, we agreed to certain restrictions on our ability to co-develop and distribute catheters competitive with those we are developing with Biosense Webster and we granted Biosense Webster certain notice and discussion rights for product development activities we undertake relating to localization of magnetically enabled interventional disposable devices in fields outside of electrophysiology and mapping.

Either party may terminate this alliance in certain specified “change of control” situations, although the termination would not be effective until one year after the change of control and then would be subject to a wind-down period during which Biosense Webster would continue to supply co-developed catheters to us or to our customers for three years (or, for non-location sensing mapping and ablation catheters, until our first sale of a competitive product after a change of control, if earlier than three years). If either party terminates the agreement under this provision, we must pay a termination fee to Biosense Webster equal to 5% of our total equity value in the change of control transaction, up to a maximum of $10 million. If a change of control of Stereotaxis occurs after Biosense Webster has received approval from the U.S. FDA for atrial fibrillation indication for the NAVISTAR® RMT THERMOCOOL® catheter, we would be required to pay an additional $10 million fee to Biosense Webster, and termination of the agreement by either party would not be effective until two years after the change of control. We also agreed to notify Biosense Webster if we reasonably believe that we are engaged in substantive discussions with respect to the sale of the Company or substantially all of our assets.

In January 2011, we executed an amendment, effective December 2010, to our agreement with Biosense Webster to extend the development and distribution alliance related to certain catheters that have been developed under previous collaboration activities between Biosense Webster and us on an exclusive basis until December 15, 2015 and thereafter on a nonexclusive basis until December 31, 2018. Biosense Webster’s rights to distribute such products in Japan is extended on an exclusive basis to the later of December 31, 2017 or five years after the date of approval of the applicable product for sale in Japan and on a nonexclusive basis to the later of December 31, 2020 or eight years after the date of approval of the applicable product for sale in Japan. Additionally, both companies agreed to expand the product offering covered by the agreement to include a next generation irrigated magnetic catheter, which will integrate technological advancements from both companies.

In May 2011, we entered into a new agreement, under which we granted Biosense Webster global, non-exclusive rights to resell Stereotaxis’ Odyssey products, including Odyssey Vision and Odyssey Cinema systems.

RESEARCH AND DEVELOPMENT

We have assembled an experienced group of engineers and physicists with recognized expertise in magnetics, software, control algorithms, systems integration and disposable interventional device modeling and design.

Our research and development efforts are focused in the following areas:

•	continuing to enhance our existing Niobe system, Odyssey Solution, and Vdrive system through ongoing product and software development; and

•	designing new proprietary disposable interventional devices for use with our system.

Our research and development team collaborates with our strategic partners, Siemens, Philips, and Biosense Webster, to integrate our Niobe system’s open architecture platform with key imaging, location sensing and information systems in the interventional lab. We have also collaborated with a number of highly regarded interventional physicians in key clinical areas and have entered into agreements with a number of universities and research institutions, which serve to increase our access to world class physicians and scientists and to expand our name recognition in the medical community. Our research and development expenses for the years ending December 31, 2012, 2011, and 2010, were $8.4 million, $12.9 million, and $12.2 million, respectively.

CUSTOMER SERVICE AND SUPPORT

We provide worldwide maintenance and support services to our customers for our integrated products with the assistance of certain strategically-based representatives. By utilizing these relationships, we provide direct, on-site technical support activities, including call center, customer support engineers and service parts logistics and delivery. In certain situations, we use these third parties as a single point of contact for the customer, which allows us to focus on providing installation, training, and back-up technical support.

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

MANUFACTURING

Niobe, Odyssey, and Vdrive Systems

Our manufacturing strategy for our Niobe system and Odyssey Solution is to sub-contract the manufacture of major subassemblies of our system to maximize manufacturing flexibility and lower fixed costs. Our current manufacturing strategy for Vdrive system is to build all subassemblies in-house. We maintain quality control for all of our systems by completing final system assembly and inspection in-house.

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

Software

The software components of the Niobe system and Odyssey Solution, including control and application software, are developed both internally and with integrated modules we purchase or license. We perform final testing of software products in-house prior to their commercial release.

General

Our manufacturing facilities operate under processes that meet the FDA’s requirements under the Quality System Regulation, or QSR. 2011 FDA Establishment Inspections of our Maple Grove, Minnesota facility noted no observations. Our ISO registrar and European notified body has audited our facilities annually since 2001 and found the facilities to be in compliance with requirements. The initial ISO 9001 certification was issued in January 2002 and the most recent ISO 13485 certificate in 2009.

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

Our sales and marketing efforts include two important elements: (1) selling Niobe system, Odyssey Solution, and Vdrive system directly and through co-marketing agreements with our imaging partners, Siemens and Philips and through distributors; and (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service.

REIMBURSEMENT

We believe that substantially all of the procedures, whether commercial or in clinical trials, conducted in the U.S. with the Niobe system have been reimbursed to date. We expect that third-party payors will reimburse, under existing billing codes, procedures in which our line of ablation catheters and those on which we are collaborating with Biosense Webster, as well as our line of guidewires, are used. We expect healthcare facilities in the U.S. to bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurers, for services performed with our products. We believe that procedures performed using our products, or targeted for use by products that do not yet have regulatory clearance or approval, are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot assure you that reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures using the Niobe system.

In countries outside the United States, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. In the European Union, we believe that substantially all of the procedures, whether commercial or in clinical trials, conducted with the Niobe system have been reimbursed to date. In other foreign countries, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all.

See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

Our strategy is to patent the technology, inventions and improvements that we consider important to the development of our business. As a result, we have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposable interventional devices and our 3D integration technology. As of December 31, 2012, we had 119 issued U.S. patents, 3 co-owned U.S. patents and 4 licensed-in U.S. patents. In addition, we had 31 pending U.S. patent applications and 2 co-owned U.S. patent applications. As of December 31, 2012 we had 36 issued foreign patents, 2 pending Patent Cooperation Treaty application and 13 owned Foreign Patent Applications. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing.

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

We face direct competition to certain products in our Odyssey Solution, such as the Odyssey Vision system. These competitor products primarily compete with individual components of our Odyssey Solution. We expect to continue to face competitive pressure in this market in the future, based on the rapid pace of advancements with this technology.

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

Beginning upon issuance of the final regulation under the Physician Payment Sunshine Act, which is expected to occur in early 2013, we must track and report to the federal government all “transfers of value” between Stereotaxis and US physicians and/or teaching hospitals and other relevant healthcare professionals.

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

In addition to creating the two new federal healthcare crimes, HIPAA also establishes uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses. Two standards have been promulgated under HIPAA: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information, and the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. In addition, these security standards require covered entities to implement certain security measures to safeguard certain electronic health information. In parallel with HIPAA, Stereotaxis acknowledges that it is also subject to the Privacy and Security Standards as those Standards are applicable to it under HITECH, the Health Information Technology for Economic and Clinical Health Act, which is Title XIII of the American Recovery and Reinvestment Act.

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

Employees

As of December 31, 2012, we had 134 employees, 24 of whom were engaged directly in research and development, 55 in sales and marketing activities, 25 in manufacturing and service, 4 in regulatory, clinical affairs and quality activities, 5 in training activities and 21 in general administrative and accounting activities. A significant majority of our employees is not covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Availability of Information

We make certain filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-K, current reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge in the Investors section of our website, http://www.stereotaxis.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Further, these filings are available on the Internet at http://www.sec.gov. Information contained on our website is not part of this report and such information is not incorporated by reference into this report.

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

As of December 31, 2012, we had cash and cash equivalents of $7.8 million and a working capital deficit of $5.7 million. We incurred net losses of $9.2 million, $32.0 million, and $19.9 million in 2012, 2011 and 2010, respectively. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our auditors included an explanatory paragraph regarding our ability to continue as a going concern in their auditors’ report on our 2011 financial statements as well. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment. In addition, our continued receipt of an opinion from our auditors that expresses doubt about our ability to continue as a going concern may impair our ability to raise new capital, obtain new customers, and hire and retain employees.

We have recently received a notice from Nasdaq advising that we do not meet the continued listing standards of the Nasdaq Global Market. If we are unable to maintain a listing on a national securities exchange, it could negatively impact the price and liquidity of our common stock and our ability to access the capital markets, and could cause us to be in default under various loan documents.

Our common stock is currently listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On January 20, 2012, we received notice from the Nasdaq Listing Qualifications Department that our common stock had not met the $1.00 per share minimum bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be subject to delisting after that time. Because the closing bid price of our common stock on the Nasdaq Global Market had been below $1.00 each trading day since December 6, 2011, through July 10, 2012, we implemented the Reverse Stock Split of one-for-ten on July 10 following shareholder approval of that action in order to put our stock in compliance with the minimum bid price requirement. On July 25, 2012, we received notice that we regained compliance with the minimum bid price requirement. In addition, on June 25, 2012, Nasdaq notified us that we did not comply with the rule regarding market value of publicly held shares. On January 9, 2013, we received notification from Nasdaq that we had regained compliance with the minimum market value of publicly held shares requirement.

On March 20, 2013, we received a notification from the Nasdaq Listing Qualifications Department that we are not in compliance with the $50.0 million in total assets and total revenues requirement for our most recently completed fiscal year or for two of the last three most recently completed fiscal years as required by Nasdaq Listing Rule 5450(b)(3)(A). In addition, the Nasdaq letter stated that we do not comply with an alternative requirement of Listing Rule 5450(b) for continued listing on the Nasdaq Global Market because our stockholders’ equity is less than $10.0 million and the market value of our listed securities is less than $50.0 million. In the notice, Nasdaq stated that we may provide a plan to regain compliance with the continued listing requirements of the Nasdaq Global Market by May 6, 2013. If Nasdaq accepts the plan, it can grant an extension of up to 180 calendar days from the date of the letter (that is, through September 16, 2013) to evidence compliance. We intend to submit a compliance plan with Nasdaq on or before May 6, 2013.

There is no assurance that Nasdaq will approve our compliance plan and we are not currently eligible to transfer our listing to the Nasdaq Capital Market since we do not satisfy all applicable requirements for continued listing on that market at this time. Even if we are granted additional time to regain compliance with the Nasdaq Global Market listing standards, there can be no assurance that we will be able to evidence compliance by September 16, 2013. If the Nasdaq Staff does not accept our compliance plan, or if they accept our compliance plan and we are not able to achieve compliance by the established deadline, then the Nasdaq Staff would issue a delisting letter. We would at that point be afforded the right to a hearing before an independent Nasdaq Listing Qualifications Panel (the “Panel”). If we requested a hearing, the delisting action would be stayed until the conclusion of the hearing process and the expiration of any extension granted by the Panel. At that hearing, we could seek a further extension on the Nasdaq Global Market or a transfer to the Nasdaq Capital Market, pending our achievement of compliance with the applicable requirements for continued listing. If our common stock is delisted from the Nasdaq Stock Market, we anticipate that our common stock will be immediately eligible for quotation on the OTCQB Market. Any delisting could adversely affect the market liquidity of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and harm our business. Moreover, if we are not listed on an “eligible market,” under the terms of our convertible debt, we would be in default under the terms of our debenture, and because of cross-default provisions, we would be in default under our other principal debt obligations. In addition, receipt of a deficiency notice from Nasdaq with respect to our ongoing compliance with the Nasdaq Global Market continued listing standards could also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities. Any of such developments as a result of the foregoing could impair the value of your investment.

We may not be able to comply with debt covenants and may have to repay outstanding indebtedness.

We have financed our operations through equity and convertible debt transactions, a financing of our catheter royalty stream under the Healthcare Royalty Partners II, L.P. (formerly “Cowen Healthcare Royalty Partners II, L.P.”) facility entered into in November 2011, as well as bank and other borrowings. We recently extended our revolving line of credit, which matures on June 30, 2013, and our Debentures mature on May 7, 2014. In addition, our current convertible debt and other borrowing agreements contain various covenants, including financial covenants under our credit agreement with our primary lender. The covenants in these various agreements are similar, but are not identical in all respects. If we violate our covenants, we could be required to repay the indebtedness as to which that default relates. In addition, as a result of various cross-default provisions in these agreements, a violation of the covenants under one or more of such agreements could trigger our obligation to repay all of our existing indebtedness. We could be unable to make these payments, which could lead to insolvency. Even if we are able to make these payments, it will lead to the lack of availability for additional borrowings under our bank loan agreement due to our borrowing capacity. There can be no assurance that we will be able to maintain compliance with these covenants or that we could replace this source of liquidity if these covenants were to be violated and our loans and other borrowed amounts were forced to be repaid.

We have recently lost key personnel, including our CEO and CFO, and may lose additional key personnel or fail to attract and retain replacement or additional personnel.

In February 2013, Sam Duggan, our Chief Financial Officer, announced his resignation from our company, and in March 2013, Mike Kaminski, our President and Chief Executive Officer, announced his resignation effective April 12, 2013. William C. Mills III, our Board Chairman, will assume the title of interim CEO effective April 13, 2013, and Marty Stammer, our Vice President, Controller, is serving as our interim CFO. We are highly dependent on the principal members of our management, as well as our scientific and sales staff. Attracting and retaining qualified personnel, including in our CEO and CFO positions, will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for qualified personnel among technology and healthcare companies and universities. The loss of personnel, in particular senior executives, or our inability to attract and retain other qualified personnel could harm our business and our ability to compete. In addition, the loss of members of our scientific staff may significantly delay or prevent product development and other business objectives. A loss of key sales personnel could result in a reduction of revenue. In addition, if we outsource certain employee functions that were formerly handled in-house, our personnel costs could increase.

Hospital decision-makers may not purchase our Niobe, Odyssey, or Vdrive systems or may think that such systems are too expensive.

To achieve and grow sales, hospitals must purchase our products, and in particular, our Niobe ES system. The Niobe ES system is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision for the Niobe ES system based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the Niobe ES system is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. Although priced significantly below a Niobe ES system, the Odyssey Solution and Vdrive system are still expensive products. If hospitals do not widely adopt our systems, or if they decide that they are too expensive, we may never become profitable. Any failure to sell as many systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, and cash flow.

If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.

Our backlog, which consists of purchase orders and other commitments, is considered by some investors to be a significant indicator of future performance. Consequently, negative changes to this backlog or its failure to grow commensurate with expectations could negatively impact our future operating results or our share price. Our backlog includes those outstanding purchase orders and other commitments that management believes will result in recognition of revenue upon delivery or installation of our systems. We cannot assure you that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations or by project changes or delays. System installation is by its nature subject to the interventional lab construction or renovation process which comprises multiple stages, all of which are outside of our control. Although the actual installation of our Niobe ES system requires only a few weeks, and can be accomplished by either our staff or by subcontractors, successful installation of our system can be subjected to delays related to the overall construction or renovation process. If we experience any failures or delays in completing the installation of these systems, our reputation would suffer and we may not be able to sell additional systems. We have experienced situations in which our purchase orders and other commitments did not result in recognizing revenue from placement of a system with a customer. In addition to construction delays, there are risks that an institution will attempt to cancel a purchase order as a result of subsequent project review by the institution or the departure from the institution of physicians or physician groups who have expressed an interest in the Epoch Solution.

In 2012 and 2011, we experienced significant decreases in our backlog. These, or similar events, have occurred in the past and are likely to occur in the future, causing delays in revenue recognition or even removal of orders and other commitments from our backlog. Such events would have a negative effect on our revenue and results of operations.

We will likely experience long and variable sales and installation cycles, which could result in substantial fluctuations in our quarterly results of operations.

We anticipate that our Niobe ES system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ interventional lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, historically the majority of our Niobe ES systems and Odyssey systems have been delivered less than one year after the receipt of a purchase order from a hospital, with the timing being dependant on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. We cannot assure you that the time from purchase order to delivery for systems to be delivered in the future will be consistent with our historical experience. Moreover, the global economic slowdown may cause our customers to further delay construction or significant capital purchases, which could further lengthen our sales cycle. This may contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

The rate of technological innovation of the Odyssey Solution might not keep pace with the rest of the market.

The rate of innovation for the market in which the Odyssey Solution competes is fast-paced and requires significant resources and innovation. If a larger competitor with significant capital entered the market, it could be difficult for us to maintain our advantages associated with being an early developer of this technology. In addition, connectivity with other devices in the electrophysiology lab is a key driver of value for the Odyssey Solution. If the Company is not able to continue to commit sufficient resources to ensure that its products are compatible with other products within the electrophysiology lab, this could have a negative impact on Odyssey Solution revenue.

General economic conditions could materially adversely impact us.

Our operating performance is dependent upon economic conditions in the United States and in other countries in which we operate. The recent economic downturn or the lack of a robust recovery in the United States and in other countries in which we sell our products may cause customers to delay purchasing or installation decisions or cancel existing orders. The Niobe ES system, Odyssey Solution and Vdrive system are typically purchased as part of a larger overall capital project and an economic downturn or the lack of a robust recovery might make it more difficult for our customers, including distributors, to obtain adequate financing to support the project or to obtain requisite approvals. Any delay in purchasing decisions or cancellation of purchasing commitments may result in a decrease in our revenues. Another credit crisis similar to the credit crisis that began in 2008 could further affect our business if key suppliers are unable to obtain financing to manufacture our products or become insolvent and we are unable to manufacture product to meet customer demand. If the United States and global economy continues to be sluggish or deteriorates further for a longer period than we anticipate, we may experience a material negative decrease on the demand for our products which may, in turn, have a material adverse effect on our revenue, profitability, financial condition, ability to raise additional capital and the market price of our stock.

Physicians may not use our products if they do not believe they are safe, efficient and effective.

We believe that physicians will not use our products unless they determine that the Niobe ES system and Vdrive system provide a safe, effective and preferable alternative to interventional methods in general use today. If longer-term patient studies or clinical experience indicate that treatment with our system or products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. If physicians do not use our products, we likely will not become profitable or generate sufficient cash to survive as a going concern.

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

Physicians may not commit enough time to sufficiently learn our system.

In order for physicians to learn to use the Niobe system, they must attend structured training sessions in order to familiarize themselves with a sophisticated user interface and they must be committed to learning the technology. Further, physicians must utilize the technology on a regular basis to ensure they maintain the skill set necessary to use the interface. Continued market acceptance could be delayed by lack of physician willingness to attend training sessions, by the time required to complete this training, or by state or institutional restrictions on our ability to provide training. An inability to train a sufficient number of physicians to generate adequate demand for our products could have a material adverse impact on our financial condition and cash flow.

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

We have incurred substantial net losses since inception, and we expect to incur net losses into 2013 as we continue the commercialization of our products. We are still in the process of realizing the full potential of the commercialization of our technology, and will need to continue to make improvements to that technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

We depend on contract manufacturers to produce and assemble certain of the components of our systems and other products such as our electrophysiology catheter advancement device and guidewires. We also depend on various third party suppliers for the magnets we use in our Niobe ES system and certain components of our Odyssey Solution and Vdrive system. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our Niobe ES system and certain components of our Odyssey Solution, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

We purchase the permanent magnets for our Niobe ES system from a manufacturer that uses material produced in Japan, and we anticipate that certain of the production work for these magnets will be performed for this manufacturer in China. In addition, our subcontractor purchases magnets for our disposable interventional devices directly from a manufacturer in Japan. Any event causing a significant increase in price or a disruption of imports, including the imposition of import restrictions, could adversely affect our business. The flow of components from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of product components from those countries. Trade restrictions in the form of tariffs or quotas, or both, could also affect the importation of those product components and could increase the cost and reduce the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies could increase the cost of products we purchase from overseas vendors.

We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.

We subcontract the manufacture and assembly of components of our Niobe ES system, Odyssey Solution, and Vdrive system, and all of our disposable devices. The products we design may not satisfy all of the performance requirements of our customers and we may need to improve or modify the design or ask our subcontractors to modify their production process in order to do so. In addition, we or our subcontractors may experience quality problems, substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, our revenue may be impacted.

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

In March 2010, the President signed into law the Patient Protection and Affordable Care Act (PPACA). The law imposes a tax on medical device manufacturers and producers equal to 2.3% of the sales price for all sales beginning January 1, 2013. This excise tax applies to the majority of our products sold within the United States. We expect that the PPACA could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.

On August 2, 2011, the President signed into law the Budget Control Act of 2011, which created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee was charged with identifying a reduction of at least $1.2 trillion for the years 2013 through 2021. The Committee did not achieve this target by the imposed deadline, triggering the legislation’s automatic reduction to several government programs. Included in the automatic reduction are aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.

The taxes imposed by the PPACA, the expansion in the government’s role in the U.S. healthcare industry, and other healthcare reform measures at the federal and state level that may be adopted in the future could have a material, negative impact on our results of operations and our cash flows.

The application of state certificate of need regulations and compliance by our customers with federal and state licensing or other international requirements could substantially limit our ability to sell our products and grow our business.

Some states require health care providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items such as our Niobe ES system, Odyssey Solution, or Vdrive system. In many cases, a limited number of these certificates are available. As a result of this limited availability, hospitals and other health care providers may be unable to obtain a certificate of need for the purchase of our systems. Further, our sales and installation cycle for the Niobe ES system is typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive payments from government-sponsored health care programs such as Medicare and Medicaid, receive full reimbursement from third party payors, and maintain their customers. Our international customers may be required to meet similar or other requirements. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation, or the failure of our customers to satisfy the other necessary requirements under government-sponsored health care programs or other requirements could cause our sales to decline.

Hospitals or physicians may be unable to obtain reimbursement from third-party payors for procedures using the Niobe or Vdrive systems, or reimbursement for procedures may be insufficient to recoup the costs of purchasing our products.

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

As of the date of filing this Form 10-K, we are not eligible to use Form S-3 as a result of payment default under our facility with our primary lender in 2012. As a result, we cannot use Form S-3 to register resales of our securities for 12 months following our default, which occurred on April 30, 2012. In addition, we are limited in our ability to file shelf registration statements on SEC Form S-3. Moreover, our public float is below $75 million and may remain below $75 million for the foreseeable future. As a result, we may not be eligible to use Form S-3 for primary offerings even though we otherwise would regain the ability to use the form for resale registration statements 12 months following our payment default. We have relied significantly on shelf registration statements on SEC Form S-3 for most of our financings in recent years, and accordingly any such limitations may harm our ability to raise the capital we need. Under these circumstances, until we are again eligible to use

Form S-3, we will be required to use a registration statement on Form S-1 to register securities with the SEC or issue such securities in a private placement, which could increase the cost of raising capital.

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

In addition, our alliance agreement with Biosense Webster and our debt agreement with Healthcare Royalty Partners II, L.P. contain provisions that may similarly discourage a takeover and negatively affect our share price as described above.

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

Our common stock is traded on the Nasdaq Global Market and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2012, our common stock traded between $1.01 and $9.30 per share, on trading volume ranging from approximately 390 to 1.8 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2012 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we lease approximately 65,000 square feet of office and 12,000 square feet of demonstration and assembly space. This space is leased under an agreement through 2018. We lease approximately 3,900 square feet of office space in Maple Grove, Minnesota, under a lease agreement through October 31, 2013.

In addition, we have leased office space in Senoia, Georgia; Amsterdam, The Netherlands; and in Beijing, China. These locations are leased through February 28, 2015, August 31, 2013, and December 19, 2013, respectively.

ITEM 3.	LEGAL PROCEEDINGS

On October 7, 2011, a purported securities class action was filed against the Company and two of the Company’s past executive officers in the U.S. District Court for the Eastern District of Missouri by Kevin Pound, a purported shareholder of the Company. On December 29, 2011, the court granted an unopposed motion appointing Local 522 Pension Fund as Lead Plaintiff in the action and granting Lead Plaintiff leave to file an Amended Complaint, which Lead Plaintiff filed on March 19, 2012. The Amended Complaint alleges that, during the period from February 28, 2011 through August 9, 2011, the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and future business prospects, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint seeks unspecified damages, costs, attorneys’ fees and such other relief as the Court may deem appropriate. On May 18, 2012, the Company filed a motion to dismiss the Amended Complaint. On July 24, 2012, Lead Plaintiff filed its response to the motion to dismiss, and on August 30, 2012, the Company filed its reply brief in support of the motion to dismiss. The Company believes the complaint is without merit and intends to vigorously defend against it. However, litigation is inherently uncertain and it is too early in this proceeding to predict the outcome of this lawsuit or to reasonably estimate possible losses, if any, related thereto. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

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

	High	Low
Year Ended December 31, 2012
First Quarter	$9.30	$6.50
Second Quarter	6.80	2.00
Third Quarter	2.44	1.37
Fourth Quarter	3.39	1.01

Year Ended December 31, 2011
First Quarter	$40.50	$32.40
Second Quarter	42.40	28.80
Third Quarter	36.30	8.80
Fourth Quarter	13.20	8.10

As of February 28, 2013, there were approximately 332 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

STOCK PRICE PERFORMANCE GRAPH

The following graph shows the total stockholder return from December 31, 2007 through December 31, 2012 for a $100 investment in Stereotaxis, Inc., the Nasdaq Composite (U.S.) Index and the Nasdaq Medical Device Index. All values assume reinvestment of the full amount of all dividends although dividends have never been declared on Stereotaxis’ common stock. The stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return

Among Stereotaxis, Inc. The NASDAQ Stock Market,

and The NASDAQ Medical Device Manufacturer’s Index

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Revenue	$46,562,434	$41,987,432	$54,051,237	$51,149,555	$40,365,173
Cost of revenue	14,781,055	12,498,081	15,564,687	17,021,633	14,177,790

Gross margin	31,781,379	29,489,351	38,486,550	34,127,922	26,187,383

Operating costs and expenses:
Research and development	8,405,086	12,886,488	12,244,163	14,260,854	17,422,828
Sales and marketing	20,607,999	31,635,415	30,178,818	28,694,540	28,660,663
General and administrative	13,394,556	16,908,656	15,022,689	15,010,490	21,121,164

Total operating expenses	42,407,641	61,430,559	57,445,670	57,965,884	67,204,655

Operating loss	(10,626,262)	(31,941,208)	(18,959,120)	(23,837,962)	(41,017,272)
Interest and other income (expense), net (1) (2)	1,387,835	(89,967)	(964,367)	(3,656,495)	(2,868,702)

Net loss	$(9,238,427)	$(32,031,175)	$(19,923,487)	$(27,494,457)	$(43,885,974)

Basic and diluted net loss per common share	$(1.33)	$(5.84)	$(3.94)	$(6.34)	$(12.00)

Shares used in computing basic and diluted net loss per common share	6,944,928	5,482,627	5,052,200	4,334,432	3,658,509

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$7,777,718	$13,954,919	$35,248,819	$30,546,550	$30,355,657
Working capital	(5,715,760)	(6,596,218)	12,395,426	12,878,277	10,097,082
Total assets	32,165,944	39,931,832	65,761,792	56,120,516	59,440,365
Long-term debt, less current maturities	16,824,736	17,290,531	8,000,000	10,346,655	12,036,723
Accumulated deficit	(384,645,873)	(375,407,446)	(343,376,271)	(323,452,784)	(295,958,327)
Total stockholders’ equity	(18,790,226)	(18,828,895)	10,475,246	7,641,343	4,770,681

(1)	Other income recorded in 2010 includes $1.5 million in grants under the Qualifying Therapeutic Discovery Project Program.
(2)	Other income recorded in 2012, 2011, 2010, and 2009 includes $8.2 million, $3.4 million, $0.6 million, and $0.9 million in warrant and other mark-to-market adjustments, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We generate revenue from both the initial capital sales of the Niobe, Odyssey and Vdrive systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters. We market our products to a broad base of hospitals in the United States and internationally as detailed in Note 18 to the financial statements. Recurring revenue increased from 42% of total revenues in 2010 to 63% in 2011 and 58% in 2012 due to an increase in our installed base and a softer market for capital sales.

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

Since our inception, we have generated significant losses. As of December 31, 2012, we had incurred cumulative net losses of approximately $385 million. In May 2011, the Company introduced the Niobe ES robotic system. Although the Niobe ES robotic system was not available to customers until December 2011, it created a rapid shift away from sales of the Niobe II system, resulting in lower system revenue in 2011 compared to 2010. As of December 31, 2012, the Company had an installed base of 74 Niobe ES systems and has received positive feedback from the physicians at these sites. During the quarter ended September 30, 2011, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. As of December 31, 2012, the Company has completed the operating expense declines through headcount reductions and discretionary spending cuts. We expect to incur additional losses into 2013 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives.

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

Stock-based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option and stock appreciation rights grants made to employees, and directors at the fair value of the option granted, and from grants of restricted shares and units to employees and directors. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares and units was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants is amortized on a straight-line basis over the vesting period of the underlying issue, generally over three years except for grants to directors which generally vest over one to two years and restricted stock units which generally vest over a period of 18 months to four years. Stock compensation expense for performance-based restricted shares is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to option grants to non-employees are remeasured quarterly through the vesting date. Compensation expense is recognized only for those options expected to vest, net of estimated forfeitures. Estimates of the expected life of options have been based on the average of the vesting and expiration periods, which is the simplified method under general accounting principles for share-based payments. Estimates of volatility and forfeiture rates utilized in calculating stock-based compensation have been prepared based on historical data and future expectations. Actual experience to date has been consistent with these estimates.

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

Results of Operations

Comparison of the Years ended December 31, 2012 and 2011

Revenue. Revenue increased to $46.6 million for the year ended December 31, 2012 from $42.0 million for the year ended December 31, 2011, an increase of approximately 11%. Revenue from sales of systems increased to $19.7 million for the year ended December 31, 2012 from $15.6 million for the year ended December 31, 2011, an increase of approximately 26%, primarily due to an increase in the number of Niobe systems and Niobe ES upgrades sold. The number of units recognized to revenue was 9 Niobe systems and a total of $3.3 million for Niobe ES upgrades and $6.5 million for Odyssey systems during the 2012 reporting period compared to 7 Niobe systems, and a total of $0.5 million for Niobe ES upgrades and $7.4 million for Odyssey systems during the 2011 reporting period. Revenue from sales of disposable interventional devices, service and accessories increased to $26.9 million for the year ended December 31, 2012 from $26.4 million for the year ended December 31, 2011, an increase of approximately 2%. The increase was attributable to improved utilization due to Niobe ES upgrades and to a lesser extent the increased base of installed systems, the resulting disposable sales, offset by lower royalty income resulting from a reduction in the royalty rate effective January 1, 2012.

Cost of Revenue. Cost of revenue increased to $14.8 million for the year ended December 31, 2012 from $12.5 million for the year ended December 31, 2011, an increase of approximately 18%. As a percentage of our total revenue, overall gross margin decreased from 70% for the year ended December 31, 2011, to 68% for the year ended December 31, 2012, due to a shift in mix from disposable, service, and accessories revenue to systems revenue. Cost of revenue for systems sold increased to $9.9 million for the year ended December 31, 2012 from $8.6 million for the year ended December 31, 2011, an increase of approximately 15%. This increase was primarily due to an increase in the number of Niobe units sold in 2012 compared to 2011. Gross margin for systems was 50% for the year ended December 31, 2012, compared to 45% for year ended December 31, 2011. The improvement is primarily attributable to higher production volumes and related cost absorption. Cost of revenue for disposable interventional devices, service and accessories increased to $4.9 million for the year ended December 31, 2012 from $3.9 million for the year ended December 31, 2011, resulting in a decrease in gross margin to 82% from 85% between these periods. The decrease in gross margin is due to a higher mix of lower margin disposables revenue, lower royalties and providing Niobe ES upgrades in exchange for new or extended premium service contracts

Research and Development Expense. Research and development expense decreased to $8.4 million for the year ended December 31, 2012 from $12.9 million for the year ended December 31, 2011, a decrease of approximately 35%. The decrease is primarily due to the completion of major development efforts of the Epoch Solution and Odyssey system upgrades in 2011, as well as reduced headcount expenses.

Sales and Marketing Expense. Sales and marketing expense decreased to $20.6 million for the year ended December 31, 2012, from $31.6 million for the year ended December 31, 2011, a decrease of approximately 35%. The decrease was due to primarily due to reduced headcount and related travel and relocation expenses as well as lower marketing and consulting expenses.

General and Administrative Expense. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expense decreased to $13.4 million for the year ended December 31, 2012, from $16.9 million for the year ended December 31, 2011, a decrease of approximately 21%. The decrease was primarily due to reduced headcount and related travel and relocation expenses, lower spending on registrations in Japan as our products approach the end of clinical trials, and decreased bad debt expense and consulting costs.

Other Income. Other income increased to $8.3 million for the year ended December 31, 2012 from $3.4 million for the year ended December 31, 2011. Other income represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other income also includes the adjustment in fair value of the derivative asset and liability related to the conversion features embedded in the subordinated convertible debentures. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next.

Interest Expense. Interest expense increased to $6.9 million for the year ended December 31, 2012 from $3.5 million for the year ended December 31, 2011, due to the Healthcare Royalty Partners II, L.P. (formerly “Cowen Healthcare Royalty Partners II, L.P.”) financing in November 2011 and additional $2.5 million borrowing in August 2012, and the issuance of $8.5 million in Debentures in May 2012. Interest expense also includes the amortization of the debt discount on the Debentures totaling $1.0 million for the year ended December 31, 2012.

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

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2012, 2011 and 2010 to reflect these uncertainties. As of December 31, 2012, we had federal net operating loss carryforwards of approximately $351.0 which will expire between 2018 and 2032. As of December 31, 2012, we had state net operating loss carryforwards of approximately $8.4 million which will expire at various dates between 2013 and 2031 if not utilized. We may not be able to utilize all of these loss carryforwards prior to their expiration.

Liquidity and Capital Resources

Borrowing facilities

As of December 31, 2012, our borrowing facilities were comprised of subordinated convertible debentures, a revolving line of credit and a term note maintained with our primary lender, Silicon Valley Bank, as well as a term note maintained with Healthcare Royalty Partners II, L.P. During 2011, we paid off the remaining amount due on our advance from Biosense Webster, Inc., resulting in a balance of $0 as of December 31, 2011.

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

In November 2010, the Company received from affiliates of two members of our board of directors (“the Lenders”) an extension of their commitment to provide $10 million in either direct loans to the Company or loan guarantees to the Company’s primary bank lender through the earlier of March 31, 2012 or the date the Company receives $30 million of third party, non-bank financing, coincidental with the proposed maturity of the bank line of credit, as amended. The Company granted to the Lenders warrants to purchase 80,000 shares in exchange for their extension. The warrants are exercisable at $40.15 per share, beginning on March 1, 2011 and expiring on February 28, 2016. The fair value of these warrants of $1,747,392, calculated using the Black-Scholes method, will be deferred and amortized to interest expense ratably. As the previous guarantee was no longer in effect, the Company expensed in 2010 the entire balance on the warrants issued to the Lenders in October 2009.

In December 2010, we further amended our loan agreement with our primary lender to extend the maturity of the current working capital line of credit from March 31, 2011 to March 31, 2012. The amendment retains the $30 million total availability under the line. Under the revised facility, we are required to maintain a minimum “tangible net worth” and liquidity ratio as defined in the agreement. Additionally, the agreement provided the Company with a $10 million term loan maturing on December 31, 2013. Under this agreement, the Company provided its primary lender with warrants to purchase 11,111 shares of common stock. The warrants are exercisable at $36.00 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black-Scholes method, will be deferred and amortized to interest expense ratably over the life of the term loan. As of December 31, 2011, the Company is in compliance with all of the requirements of the loan agreement.

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

On March 29, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2013 to June 30, 2013. The company also extended until June 30, 2013 the $3 million guarantee by the Lenders. As a result of this extension, the Company issued the Lenders warrants to purchase 113,636 shares of common stock at $1.98 per share.

Healthcare Royalty Partners Debt

In November 2011, we entered into a loan agreement with Healthcare Royalty Partners II, L.P. (formerly “Cowen Healthcare Royalty Partners II, L.P.”). Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the nine months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the twelve months ended December 31, 2012. The loan will be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. (the “Biosense Agreement”). The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Healthcare Royalty Partners will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The Agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender under the Amended Loans Agreement described above.

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

Common Stock

In November 2010, we completed a public offering of our common stock in which we issued 460,000 shares at $36.50 per share and realized approximately $15.5 million in proceeds, net of fees and expenses.

In May 2012, the Company entered into a Stock and Warrant Purchase Agreement with certain institutional investors whereby it agreed to sell an aggregate of approximately 2.17 million shares of the Company’s common stock (the “PIPE Common Stock”) at a price of $3.361 per share, together with six-year warrants at a price of $1.25 per share to purchase an aggregate of approximately 2.17 million shares of common stock having an exercise price of $3.361 per share (the “PIPE Warrants”). Each purchaser received a PIPE Warrant to purchase one share of common stock for every share of PIPE Common Stock purchased.

As described above, on July 10, 2012, the Company effected a one-for-ten Reverse Stock Split of the Company’s common stock. All figures within this document have been adjusted to reflect this reverse stock split.

Net proceeds from the sale of the securities were approximately $9.1 million, after placement agent fees and other offering expenses. The Company used the funds to repay $7 million of the revolving credit facility guaranteed by the Lenders and plans to use the balance for working capital and general corporate purposes.

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Cash flow used in operating activities	$(12,118)	$(31,569)	$(18,910)
Cash flow used in investing activities	(131)	(1,032)	(716)
Cash flow provided by financing activities	6,071	11,307	24,328

Net cash used in operating activities. We used approximately $12.1 million, $31.6 million, and $18.9 million of cash in operating activities during the years ended December 31, 2012, 2011, and 2010, respectively. The decrease in cash used in operating activities from December 31, 2011, to December 31, 2012, is primarily a result of the reduction in operating losses between these two periods. The increase in cash used in operating activities from December 31, 2010, to December 31, 2011, is primarily a result of the increase in operating losses between these two periods.

Net cash used in investing activities. We used approximately $0.1 million, $1.0 million, and $0.7 million to fund investing activities during the years ended December 31, 2012, 2011, and 2010, respectively, for the purchase of property and equipment.

Net cash provided by financing activities. We realized approximately $6.1 million from financing activities during the year ended December 31, 2012 compared to $11.3 million generated for the year ended December 31, 2011. This decrease in cash generated was primarily due to $7.7 million from the issuance of subordinated convertible debentures and warrants, $9.1 million from stock and warrants and $2.5 million in additional borrowing from Healthcare Royalty Partners partially offset by $8.0 million net payments under our revolving line of credit, $4.0 million related to the term note, and $1.3 million for the Healthcare Royalty Partners debt.

At December 31, 2012, we had a working capital deficit of approximately $5.7 million, compared to working capital of $6.6 million at December 31, 2011.

As of December 31, 2012, we had an outstanding balance under our term loan of $4.0 million. In addition, we had $7.3 million outstanding under the revolving line of credit and had an unused line of approximately $5.7 million with current borrowing capacity of $7.7 million, including amounts already drawn. As such, the Company had the ability to borrow an additional $0.4 million under the revolving line of credit at December 31, 2012. Draws on the line of credit are made based on the borrowing capacity one month in arrears. As of December 31, 2012, the Company was in compliance with all covenants of the bank loan agreement.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as in effect at December 31, 2012 and as modified in May 2012, we are required to maintain various levels of “tangible net worth” and liquidity as defined in the loan agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with our primary lending bank. As of the amendment date and as of December 31, 2012, we were in compliance with all covenants of this agreement.

We expect to have negative cash flow from operations into 2013. Throughout 2013, we expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our 2013 sales and marketing, research and development, and general and administrative expenses will remain consistent with 2012.

We will be required to raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance future cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings or through distribution rights. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

Contractual Obligations

The following table summarizes all significant contractual payment obligations by payment due date:

	Payments by Period
	(In thousands)
Contractual Obligations	Under 1 Year	1–3 Years	3–5 Years	Over 5 Years	Total
Long-term debt (1) (2)	$12,264	$12,409	$5,888	$5,065	$35,626
Operating leases	$1,729	$3,443	$4,384	$2,187	$11,743
Capital leases	$2	$—	$—	$—	$2

Total	$13,995	$15,852	$10,272	$7,252	$47,371

(1)

We have not included interest payable on our revolving credit agreement in these amounts because the interest on this obligation is calculated at a variable rate and the amount of principal outstanding fluctuates.

(2)	Excludes $6.5 million convertible debt discount related to debt maturing on May 7, 2014.

Commercial Commitments

We have entered into a letter of credit to support a commitment in the amount of approximately $0.1 million. This letter of credit is valid through 2015.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of December 31, 2012 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the year ended December 31, 2012, sales denominated in foreign currencies were approximately 17% of total revenue. For the year ended December 31, 2012, our revenue would have decreased by approximately $0.8 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the year ended December 31, 2012, expenses denominated in foreign currencies were approximately 15% of our total expenses. For the year ended December 31, 2012, our operating expenses would have decreased by approximately $0.6 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2012 would have resulted in a $0.2 million decrease in the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of December 31, 2012, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain issuances of our outstanding debt are subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in less than a $0.1 million decrease in interest expense for the year ended December 31, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stereotaxis, Inc.

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereotaxis, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

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

/s/ Ernst & Young LLP

St. Louis, Missouri

April 1, 2013

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,777,718	$13,954,919
Accounts receivable, net of allowance of $640,183 and $667,529 in 2012 and 2011, respectively	11,551,651	11,104,038
Current portion of long-term receivables	18,838	59,679
Inventories	5,098,241	6,036,051
Prepaid expenses and other current assets	3,492,067	3,081,484

Total current assets	27,938,515	34,236,171
Property and equipment, net	2,141,923	3,323,856
Intangible assets, net	1,979,320	2,279,153
Long-term receivables	73,199	51,892
Other assets	32,987	40,760

Total assets	$32,165,944	$39,931,832

Liabilities and stockholders’ deficit
Current liabilities:
Short-term debt and current maturities of long-term debt	$12,264,490	$21,173,321
Accounts payable	3,556,688	5,610,181
Accrued liabilities	5,361,810	5,703,166
Deferred revenue	9,502,939	8,220,306
Warrants and debt conversion features	2,968,348	125,415

Total current liabilities	33,654,275	40,832,389
Long-term debt, less current maturities	16,824,736	17,290,531
Long-term deferred revenue	477,159	634,713
Other liabilities	—	3,094
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2012 and 2011	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 8,018,615 and 5,543,157 shares issued at 2012 and 2011, respectively	8,019	5,543
Additional paid in capital	366,053,627	356,779,007
Treasury stock, 4,015 shares at 2012 and 2011	(205,999)	(205,999)
Accumulated deficit	(384,645,873)	(375,407,446)

Total stockholders’ deficit	(18,790,226)	(18,828,895)

Total liabilities and stockholders’ deficit	$32,165,944	$39,931,832

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
Revenue:
Systems	$19,672,983	$15,585,538	$31,120,034
Disposables, service and accessories	26,889,451	26,401,894	22,931,203

Total revenue	46,562,434	41,987,432	54,051,237
Cost of revenue:
Systems	9,905,528	8,576,283	12,719,200
Disposables, service and accessories	4,875,527	3,921,798	2,845,487

Total cost of revenue	14,781,055	12,498,081	15,564,687
Gross margin	31,781,379	29,489,351	38,486,550
Operating expenses:
Research and development	8,405,086	12,886,488	12,244,163
Sales and marketing	20,607,999	31,635,415	30,178,818
General and administrative	13,394,556	16,908,656	15,022,689

Total operating expenses	42,407,641	61,430,559	57,445,670

Operating loss	(10,626,262)	(31,941,208)	(18,959,120)
Other income	8,265,507	3,416,383	2,060,346
Interest income	7,361	9,052	10,578
Interest expense	(6,885,033)	(3,515,402)	(3,035,291)

Net loss	$(9,238,427)	$(32,031,175)	$(19,923,487)

Net loss per common share:
Basic	$(1.33)	$(5.84)	$(3.94)
Diluted	$(1.33)	$(5.84)	$(3.94)

Weighted average shares used in computing net loss per common share:
Basic	6,944,928	5,482,627	5,052,200
Diluted	6,944,928	5,482,627	5,052,200

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2009	5,020,817	$5,021	$331,295,105	$(205,999)	$(323,452,784)	$7,641,343
Issuance of common stock and warrants	489,158	489	20,037,017			20,037,506
Share-based compensation			2,049,606			2,049,606
Issuance of stock under stock purchase plan	5,476	6	209,772			209,778
Exercise of stock options	13,056	13	460,487			460,500
Grant of restricted shares, net of forfeitures	(53,883)	(54)	54			—
Net Loss					(19,923,487)	(19,923,487)

Balance at December 31, 2010	5,474,624	$5,475	$354,052,041	$(205,999)	$(343,376,271)	$10,475,246

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2010	5,474,624	$5,475	$354,052,041	$(205,999)	$(343,376,271)	$10,475,246
Issuance of common stock	8,400	8	(8)			—
Share-based compensation			2,487,441			2,487,441
Issuance of stock under stock purchase plan	8,449	9	232,382			232,391
Exercise of stock options	468	—	7,202			7,202
Grant of restricted shares, net of forfeitures	51,216	51	(51)			—
Net Loss					(32,031,175)	(32,031,175)

Balance at December 31, 2011	5,543,157	$5,543	$356,779,007	$(205,999)	$(375,407,446)	$(18,828,895)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2011	5,543,157	$5,543	$356,779,007	$(205,999)	$(375,407,446)	$(18,828,895)
Issuance of common stock and warrants	2,415,339	2,415	10,409,260			10,411,675
Share-based compensation			2,293,731			2,293,731
Issuance of stock under stock purchase plan	10,315	10	73,543			73,553
Grant of restricted shares, net of forfeitures	19,885	20	(20)			—
Restricted stock vestings	29,919	31	(31)			—
Reclassification of warrants to liability			(3,501,863)			(3,501,863)
Net Loss					(9,238,427)	(9,238,427)

Balance at December 31, 2012	8,018,615	$8,019	$366,053,627	$(205,999)	$(384,645,873)	$(18,790,226)

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(9,238,427)	$(32,031,175)	$(19,923,487)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,300,188	1,462,238	1,697,694
Amortization	299,833	299,833	230,459
Amortization of deferred finance costs and debt discount	2,977,119	1,331,549	1,652,672
Share-based compensation	2,293,731	2,487,441	2,049,606
Non-cash royalty (income), net	—	(2,353,718)	(3,381,424)
Gain/loss on debt conversion	(75,612)	—	—
Loss on asset disposal	12,444	86,278	5,039
Adjustment of warrants and convertible debt features	(8,189,895)	(3,416,383)	(600,816)
Interest due from issuance of stock	192,128	—	—
Changes in operating assets and liabilities:
Accounts receivable	(447,613)	2,811,531	(2,762,921)
Other receivables	19,534	28,495	65,175
Inventories	937,810	(594,576)	(1,075,075)
Prepaid expenses and other current assets	(760,474)	827,297	522,924
Other assets	7,773	(2,223)	(33,426)
Accounts payable	(2,053,493)	(3,186,001)	4,937,129
Accrued liabilities	(514,689)	(1,090,072)	(1,221,120)
Deferred revenue	1,125,079	1,775,856	(1,060,903)
Other liabilities	(3,094)	(5,648)	(11,271)

Net cash used in operating activities	(12,117,658)	(31,569,278)	(18,909,745)
Cash flows from investing activities
Purchase of equipment	(130,699)	(1,031,749)	(715,770)

Net cash used in investing activities	(130,699)	(1,031,749)	(715,770)
Cash flows from financing activities
Proceeds from term loan	—	—	10,000,000
Payments of term loan	(4,000,000)	(2,000,000)	(333,333)
Proceeds from revolving line of credit	54,806,154	77,109,376	58,034,809
Payments of revolving line of credit	(62,842,934)	(72,818,866)	(57,503,298)
Proceeds from convertible debt	7,738,351	—	—
Proceeds from Healthcare Royalty Partners debt	2,500,000	14,317,397	—
Payments of Healthcare Royalty Partners debt	(1,252,647)	—	—
Payments of Biosense debt	—	(5,540,373)	(2,071,139)
Proceeds from issuance of stock and warrants, net of issuance costs	9,122,232	239,593	16,200,745

Net cash provided by financing activities	6,071,156	11,307,127	24,327,784

Net decrease in cash and cash equivalents	(6,177,201)	(21,293,900)	4,702,269

Cash and cash equivalents at beginning of period	13,954,919	35,248,819	30,546,550

Cash and cash equivalents at end of period	$7,777,718	$13,954,919	$35,248,819

Supplemental disclosures of cash flow information:
Interest paid	$3,258,900	$859,494	$140,253

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

Notes to Financial Statements

In this report, “Stereotaxis,” the “Company,” “Registrant,” “we,” “us,” and “our” refer to Stereotaxis, Inc. and its wholly-owned subsidiaries. Niobe®, Epoch™, Odyssey®, Odyssey Cinema™, Vdrive™, Vdrive Duo™, V-Loop™, and V-Sono™ are trademarks of Stereotaxis, Inc.

1. Description of Business

Stereotaxis designs, manufactures and markets the Epoch Solution, which is an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency and efficacy for catheter-based, or interventional, procedures. The Epoch Solution is comprised of the Niobe ES Robotic Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), and the Vdrive Robotic Navigation System (“Vdrive system”).

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

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond warranty period, and software licenses. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

The core components of Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere; the V-Loop circular catheter manipulator is currently in human clinical trials and the V-Sono ICE Catheter Manipulator is under regulatory review by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of December 31 2012, we had incurred cumulative net losses of approximately $385 million. In May 2011, the Company introduced the Niobe ES system, which is the latest generation of the Niobe Robotic Magnetic Navigation System and will replace the Niobe II system going forward. Due to the fact that the Niobe ES system and upgrades from Niobe II to Niobe ES systems were not available to customers until December 2011, the product change created a rapid shift away from sales of the current Niobe II system, resulting in lower System Revenue in 2011. As of December 31, 2012, the Company had an installed base of 74 Niobe ES systems and has received positive feedback from the physicians at these sites. During the third quarter of 2011, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. During the year ended December 31, 2012, the Company reduced operating expenses by approximately $19 million or 31% over the prior year. We expect to incur additional losses into 2013 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. No cash was restricted at December 31, 2012 or 2011.

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

The Company’s financial assets consist of cash equivalents invested in money market funds and an embedded derivative associated with the convertible debt. The Company had cash equivalents invested in money market funds in the amount of $256,702 and $55,629 at December 31, 2012 and 2011, respectively. The financial assets consisting of cash equivalents invested in money market funds are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during the year ended December 31, 2012 and 2011, respectively. The Company’s embedded derivative asset associated with the convertible debt was $1,736 at December 31, 2012. This asset is classified as Level 3 as described above and is measured using the Black-Scholes valuation model. The mark-to-market adjustment recorded in other income for the derivative asset was $16,772 during the year ended December 31, 2012. There were no significant purchases, sales, settlements or issuances of Level 3 investments during the year. The embedded derivative was transferred into Level 3 in May 2012 at the time of issuance of the convertible debt.

The Company’s financial liabilities consist of warrants and an embedded derivative associated with the convertible debt in the amount of $2,968,348 and $125,415 at December 31, 2012 and 2011, respectively. These liabilities are classified as Level 3 as described above and are measured using the Black-Scholes and Monte Carlo valuation models. The mark-to-market adjustment recorded in other income for these liabilities was $8,183,024 and $3,416,383 during the years ended December 31, 2012 and 2011, respectively. There was $23,643 of settlements of Level 3 investments during the year ended December 31, 2012. There were no purchases, sales, or issuances of Level 3 investments during the year. The warrants and embedded derivative were transferred into Level 3 at the time of issuance of the convertible debt, equity, and associated warrants. See Note 12 for additional details.

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

Under our revenue recognition policy before and after the adoption of ASU 2009-13, a portion of revenue for the Niobe, Odyssey Vision, Odyssey Cinema, and Vdrive systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Beginning in the quarter ended March 31, 2010, revenue for Odyssey Vision Standard HD systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. However, this change did not have a material impact on revenue recognition for the year ended December 31, 2010. Beginning in the quarter ended June 30, 2010, revenue for Odyssey Vision Quad systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $2.6 million and additional gross margin of $1.3 million during the year ended December 31, 2010. Beginning in the quarter ended December 31, 2010, revenue for Odyssey Cinema systems was recognized upon delivery due to the fact that third parties became qualified to perform installations. This change resulted in additional revenue of $0.7 million and additional $0.4 million in gross margin. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. The Company does not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. However, the Company may deliver systems to a non-hospital site at the customer’s request as outlined in the terms and conditions of the sales agreement, in which case the Company evaluates whether the substance of the transaction meets the delivery and performance requirements for revenue recognition under “bill and hold” guidance. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multiple-deliverable arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

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

The Company utilizes the Black-Scholes valuation model to determine the fair value of share-based payments at the date of grant with the following inputs: 1) expected dividend rate of 0%; 2) expected volatility of 50-151% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant and; 4) expected term for grants using the simplified method which results in an expected term ranging from 3.75 to 6.25 years. The resulting compensation expense is recognized over the requisite service period, generally one to four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

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

Net Loss per Common Share

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

The Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable during these periods because those securities do not contractually participate in its losses.

On July 10, 2012, the Company effected a one-for-ten reverse stock split of the Company’s common stock. The net loss per common share, shares outstanding, and weighted average shares outstanding reported in the financial statements and notes to the financial statements for the periods ending December 31, 2012, 2011, and 2010 are presented on a post-split basis. See Note 11 for additional discussion of the reverse stock split.

As of December 31, 2012, the Company had 373,899 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $43.90 per share and 6,099,476 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $9.98 per share. The Company had a weighted average of 99,087 unearned restricted shares outstanding for the period ended December 31, 2012.

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

One customer, Siemens AG, Medical Solutions, and its affiliated entities, as our distributor, accounted for $2,452,034, $1,899,158, and $6,074,479, or 5%, 5%, and 11% of total net revenue for the years ended December 31, 2012, 2011, and 2010, respectively. No single customer accounted for more than 10% of total revenue for the year ended December 31, 2012.

Reclassifications

Common stock and additional paid-in capital in the prior year’s financial statements have been reclassified to reflect the one-for-ten reverse stock split effected on July 10, 2012. Refer to Note 11 for additional discussion of the reverse stock split.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2012. As the Company has no items of other comprehensive income, the Company is not required to report accumulated other comprehensive income.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The Update enhances the disclosure of offsetting assets and liabilities by requiring companies to disclose both the gross and net information about instruments and transactions eligible for offset as well as those subject to an agreement similar to master netting arrangements. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2013. The adoption of this pronouncement did not have an impact on the financial statements.

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

3. Inventory

Inventory consists of the following:

	December 31, 2012	December 31, 2011
Raw materials	$3,303,053	$2,264,603
Work in process	65,546	131,980
Finished goods	1,802,281	3,790,625
Reserve for obsolescence	(72,639)	(151,157)

Total inventory	$5,098,241	$6,036,051

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2012	December 31, 2011
Prepaid expenses	$330,756	$460,297
Deferred cost of revenue	527,725	289,312
Derivative asset	1,736	—
Deferred Financing	1,590,916	1,647,435
Other assets	1,040,934	684,440

Total prepaid expenses and other current assets	$3,492,067	$3,081,484

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

The derivative asset represents the fair value of a debt conversion feature that is part of the subordinated convertible debentures agreement. Refer to Notes 9 and 12 for discussion of the debentures and fair value measurement, respectively.

5. Property and Equipment

Property and equipment consist of the following:

	December 31, 2012	December 31, 2011
Equipment	$8,762,041	$8,977,623
Equipment held for lease	303,412	547,416
Leasehold improvements	2,328,381	2,473,880

	11,393,834	11,998,919
Less: Accumulated depreciation	(9,251,911)	(8,675,063)

Net property and equipment	$2,141,923	$3,323,856

6. Intangible Assets

On June 4, 2010, the Company entered into an agreement to issue 45,000 shares of its common stock to a consultant (the “Purchaser”) in exchange for intellectual property rights related to the Company’s products. The Company issued 20,000 shares upon execution of the agreement and will issue an aggregate of 25,000 shares in annual installments on the first three anniversaries of the agreement. The unissued shares meet the criteria for equity classification under Accounting Standards Codification (ASC) 480 Distinguishing Liabilities from Equity and therefore are recorded in additional paid-in capital. There was no cash consideration paid for the securities. The securities were issued in consideration of the assignment to the Company of the Purchaser’s rights in certain intellectual property, including patent applications, in all inventions and discoveries in the Company’s business field (as defined in the agreement) that had been developed under various other agreements, which were terminated. The securities were sold by the Company in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. There were no underwriters or placement agents involved in the transaction.

As of December 31, 2012 and 2011, the Company had total intangible assets, including those described above, of $3.7 million. Accumulated amortization at December 31, 2012 and 2011, was $1,685,681 and 1,385,849. Amortization expense was $299,833, $299,833, and $230,459, in 2012, 2011, and 2010, respectively, as determined under the straight-line method. The estimated future amortization of intangible assets is $299,833 annually through July 2018, decreasing thereafter to $166,500 annually through May 2020

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2012	December 31, 2011
Accrued salaries, bonus, and benefits	$2,123,167	$3,229,382
Accrued research and development	89,654	27,044
Accrued legal and other professional fees	219,000	25,000
Other	2,929,989	2,421,740

Total accrued liabilities	$5,361,810	$5,703,166

8. Deferred Revenue

Deferred revenue consists of the following:

	December 31, 2012	December 31, 2011
Product shipped, revenue deferred	$3,206,641	$2,001,160
Customer deposits	558,227	1,156,900
Deferred service and license fees	6,215,230	5,696,959

	9,980,098	8,855,019
Less: Long-term deferred revenue	(477,159)	(634,713)

Total current deferred revenue	$9,502,939	$8,220,306

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving line of credit, due June 2013	$7,253,017	$7,277,084	$15,290,510	$15,371,063
Term note, due December 2013	4,000,000	4,000,000	8,000,000	8,000,000
Healthcare Royalty Partners debt	16,248,075	16,248,075	15,173,342	15,173,342
Subordinated convertible debentures	1,588,134	1,588,134	—	—

Total debt	29,089,226	29,113,293	38,463,852	38,544,405
Less current maturities	(12,264,490)	(12,288,557)	(21,173,321)	(21,253,874)

Total long term debt	$16,824,736	$16,824,736	$17,290,531	$17,290,531

Contractual principal maturities of debt at December 31, 2012 are as follows:

2013	$12,264,490
2014(1)	10,097,285
2015	2,312,052
2016	2,710,351
2017	3,177,265
2018 and Beyond	5,064,649

	$35,626,092	(2)

(1)	Includes $6.5 million convertible debt discount related to debt maturing on May 7, 2014.
(2)	Future principal payments of Biosense Webster advance based on estimated future royalties.

Revolving line of credit

In November 2010, the Company received from affiliates of two members of our board of directors (“the Lenders”) an extension of their commitment to provide $10 million in either direct loans to the Company or loan guarantees to the Company’s primary bank lender through the earlier of March 31, 2012 or the date the Company receives $30 million of third party, non-bank financing, coincidental with the proposed maturity of the bank line of credit, as amended. The Company granted to the Lenders warrants to purchase 80,000 shares in exchange for their extension. The warrants are exercisable at $40.15 per share, beginning on March 1, 2011 and expiring on February 28, 2016. The fair value of these warrants of $1,747,392, calculated using the Black-Scholes method, will be deferred and amortized to interest expense ratably. As the previous guarantee was no longer in effect, the Company expensed in 2010 the entire balance on the warrants issued to the Lenders in October 2009.

In December 2010, the Company further amended its agreement with its primary lender to extend the maturity of the current working capital line of credit from March 31, 2011 to March 31, 2012, retaining the $30 million total availability under the line per the 2009 amendment. The revised agreement retained the $10 million sublimit for borrowings supported by guarantees from stockholders who at the time were affiliates of two members of its board of directors (“Lenders”) and considered to be related parties. Under the revised facility the Company is required to maintain a minimum “tangible net worth” and liquidity ratio as defined in the agreement. Interest on the facility accrued at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts.

In September 2011, the Company amended its agreement with its primary lender. The amendment reduced the availability amount of all credit extensions, other than the term loan, from $30 million to $20 million, and modified the interest rate applicable to the term loan from the lender’s prime rate plus 3.5% to the lender’s prime rate plus 5.5%.

On November 30, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement with its primary lender (“Amended Loan Agreement”). Under the Amended Loan Agreement, the Company agreed to revised tangible net worth and liquidity ratio covenants. Further, certain intellectual property assets of the Company were added to the collateral which secures repayment of the loan. Finally, the Amended Loan Agreement permits the Company to repay Healthcare Royalty Partners II, L.P. (formerly “Cowen Healthcare Royalty Partners II, L.P.”) under the Agreement with the royalties due to the Company under the Biosense Agreement (the "Biosense Agreement"), as described below.

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

As of December 31, 2012, the Company had $7.3 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2012, the Company had a borrowing capacity of $7.7 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $0.4 million under the revolving line of credit at December 31, 2012. As of December 31, 2012, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

On March 29, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2013 to June 30, 2013. The company also extended until June 30, 2013 the $3 million guarantee by the Lenders. As a result of this extension, the Company issued the Lenders warrants to purchase 113,636 shares of common stock at $1.98 per share.

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

Under the 2010 amendment to the loan agreement, the Company entered into a $10 million term loan maturing on December 31, 2013, with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrued at the rate of prime plus 3.5%. Under this agreement, the Company provided its primary lender with warrants to purchase 11,111 shares of common stock. The warrants are exercisable at $36.00 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black-Scholes method, will be deferred and amortized to interest expense ratably over the life of the term loan.

On September 30, 2011, we entered into a fourth loan modification agreement with our primary lender which modifies the interest rate applicable to the term loan under the Original Agreement from the Lender’s prime rate plus 3.5% to the Bank’s prime rate plus 5.5%.

Healthcare Royalty Partners Debt

In November 2011, the Company entered into a loan agreement with Healthcare Royalty Partners II, L.P. (formerly “Healthcare Royalty Partners II, L.P.”). Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the nine months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the twelve months ended December 31, 2012. The loan will be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis' Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Healthcare Royalty Partners will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, the royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The Agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender under the Amended Loans Agreement described above.

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

The Company recorded the Debentures on the balance sheet net of the debt discount of $7.5 million. The debt discount is due to warrants issued in conjunction with the Debentures and the debt conversion features. Upon issuance of the Debentures, the fair value of the warrants and derivative liability were $4.1 million and $3.5 million, respectively. The debt discount will be amortized over the life of the loan using the effective interest method and the warrants and derivative liability will be recorded at fair value on each reporting period. Refer to Note 12 for additional discussion of the fair value of the warrants and conversion features.

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and would be due, together with any unrecouped portion of the $10.0 million royalty advance, no later than December 31, 2011. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses accrued at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon were recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of December 31, 2011, these amounts plus interest accrued thereon had been repaid in full, in accordance with the agreement. The Company recorded research and development expenses of $0.4 million, $1.1 million, and $0.6 million, and disposables, service and accessories revenue of $3.2 million, $3.6 million, and $3.9 million for the years ended December 31, 2012, 2011, and 2010, respectively, related to this agreement.

10. Lease Obligations

The Company leases its facilities under operating leases. For the years ended December 31, 2012, 2011, and 2010 rent expense was $1,697,153, $1,711,647, and $1,548,869, respectively.

In January 2006, the Company moved its primary operations into new facilities. The facility is subject to a lease which expires in 2018. Under the terms of the lease, the Company has options to renew for up to three additional years. The lease contains an escalating rent provision which the Company has straight-lined over the term of the lease.

The future minimum lease payments under non-cancelable leases as of December 31, 2012 are as follows:

Year	Operating Lease
2013	$1,728,937
2014	1,731,904
2015	1,710,778
2016	2,194,791
2017	2,189,376
2018 and Beyond	2,186,668

Total minimum lease payments	11,742,454

11. Stockholders’ Equity

Public Offerings of Common Stock

In November 2010, we completed a public offering of our common stock in which we issued 460,000 shares at $36.50 per share and realized approximately $15.5 million in proceeds, net of fees and expenses.

In May 2012, the Company entered into a Stock and Warrant Purchase Agreement with certain institutional investors whereby it agreed to sell an aggregate of approximately 2.17 million shares of the Company's common stock (the “PIPE Common Stock”) at a price of $3.361 per share, together with six-year warrants at a price of $1.25 per share to purchase an aggregate of approximately 2.17 million shares of common stock having an exercise price of $3.361 per share (the “PIPE Warrants”). Each purchaser received a PIPE Warrant to purchase one share of common stock for every share of PIPE Common Stock purchased.

As described above, on July 10, 2012, the Company effected a one-for-ten Reverse Stock Split of the Company’s common stock. All figures reported within this document have been adjusted to reflect this reverse stock split.

Net proceeds from the sale of the securities were approximately $9.1 million, after placement agent fees and other offering expenses. The Company used the funds to repay $7 million of the revolving credit facility guaranteed by the Lenders and plans to use the balance for working capital and general corporate purposes.

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the our Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2012.

The Company has reserved shares of common stock for the exercise of warrants, the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31, 2012	December 31, 2011
Warrants	6,099,476	1,038,161
Stock award plans	131,464	36,469
Employee Stock Purchase Plan	0	10,415

	6,230,940	1,085,045

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In August 2012, the Board of Directors adopted a stock incentive plan (the 2012 Stock Incentive Plan) which was subsequently approved by the Company’s stockholders. This plan replaces the 2002 Stock Incentive Plan which expired on March 25, 2012.

The 2012 Stock Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units to employees, directors, and consultants. Options granted under the 2012 Stock Incentive Plan expire no later than ten years from the date of grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary, but incentive stock options generally vest 25% on the first anniversary of each grant and 1/48 per month over the next three years. Stock appreciation rights are rights to acquire a calculated number of shares of the Company’s common stock upon exercise of the rights. The number of shares to be issued is calculated as the difference between the exercise price of the right and the aggregate market value of the underlying shares on the exercise date divided by the market value as of the exercise date. Stock appreciation rights granted under the 2012 Stock Incentive Plan generally vest 25% on the first anniversary of such grant and 1/48 per month over the next three years and expire no later than ten years from the date of grant. The Company generally issues new shares upon the exercise of stock options and stock appreciation rights.

Restricted share grants are either time-based or performance-based. Time-based restricted shares generally cliff vest three years after grant. Performance-based restricted shares vest upon the achievement of performance objectives which are determined by the Company’s Board of Directors.

Restricted stock unit grants are time-based and generally vest over a period of 18 months to four years. Options granted to non-employee directors expire no later than ten years from the date of grant. The exercise price of options to non-employee directors shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. Initial grants of options to new directors generally vest over a two year period. Annual grants to directors generally vest upon the earlier of one year or the next stockholder meeting.

A summary of the option and stock appreciation rights activity for the year ended December 31, 2012 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2011	562,733	$10.00 - $125.50	$48.53
Granted	12,048	$1.63 - $8.10	$4.32
Exercised	—	$0.00 - $0.00	—
Forfeited	(200,882)	$1.69 - $125.50	$54.51

Outstanding, December 31, 2012	373,899	$1.63 - $116.40	$43.90

As of December 31, 2012, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 4.7 years. Of the 373,899 options and stock appreciation rights that were outstanding as of December 31, 2012, 267,149 were vested and exercisable with a weighted average exercise price of $49.13 per share and a weighted average remaining term of 4.0 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2012
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price Per Vested Share
$1.00 - $20.00	30,147	8.87 years	$8.33	7,275	$10.39
$20.01 - $50.00	264,239	5.04 years	$38.79	180,383	$39.53
$50.01 - $100.00	67,863	2.22 years	$68.00	67,841	$68.00
$100.01 - $150.00	11,650	3.78 years	$112.05	11,650	$112.05

	373,899	4.7 years	$43.90	267,149	$49.13

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money at December 31, 2012. As of December 31, 2012, 6,125 options and stock appreciation rights were in-the-money. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2012 was approximately $5,298 based on a closing share price of $2.55 on December 31, 2012. There were no fully vested options and stock appreciation rights outstanding at December 31, 2012. During the year ended December 31, 2012, no options or stock appreciation rights were exercised under the Company’s stock option. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2012 was $4.32 per share.

During the year ended December 31, 2012 the Company realized $0 from the exercise of stock options and stock appreciation rights and less than $0.1 million and $0.5 million during 2011 and 2010, respectively.

A summary of the restricted share grant activity for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2011	52,659	$34.17
Granted	85,250	$8.00
Vested	(4,001)	$37.32
Forfeited	(65,365)	$14.05

Outstanding, December 31, 2012	68,543	$20.62

A summary of the restricted stock unit activity for the year ended December 31, 2012 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2011	98,820	$10.89
Granted	509,272	$1.89
Vested	(29,919)	$10.89
Forfeited	(48,861)	$6.51

Outstanding, December 31, 2012	529,312	$2.64

A summary of the restricted shares outstanding as of December 31, 2012 is as follows:

Number of Shares
Time based restricted shares	9,458
Performance based restricted shares	59,085

Outstanding, December 31, 2012	68,543

The intrinsic value of restricted shares and restricted stock units outstanding at December 31, 2012 was approximately $0.1 million and $1.3 million, respectively, based on a closing share price of $2.55 as of December 31, 2012. During the year ended December 31, 2012, the aggregate intrinsic value of restricted shares and restricted stock units vested was $0 and approximately $0.1 million, respectively, determined at the date of vesting.

During the year ended December 31, 2012, the Company determined that it was not probable that the performance conditions related to certain of its outstanding restricted share awards would be achieved and accordingly, recorded approximately $(1.2) million as a cumulative catch-up adjustment resulting in a reduction of share based compensation. During the third quarter of 2011, the Company made an adjustment to its forfeiture rate based on historical information, which resulted in a reduction of share-based compensation of $(0.5) million for the year ended December 31, 2011.

As of December 31, 2012, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $5.9 million, net of estimated forfeitures of approximately $3.3 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan and reserved 25,000 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning July 1, 2009 with an initial purchase date of September 30, 2009. Eligible employees had the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees could purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2012, a total of 24,901 shares had been purchased under this plan. As of December 31, 2012 there were no remaining shares available for issuance under the Employee Stock Purchase Plan as the plan was suspended in 2012.

Warrants

In November 2010, the Company issued warrants to purchase 80,000 shares of common stock in conjunction with the offering as discussed above in “Public Offerings of Common Stock.”

In December 2010, the Company issued warrants to purchase 11,111 shares of common stock in conjunction with the amendment of the loan agreement as described in Note 9.

During 2012, 2011, and 2010, warrants for 0, 0, and 0 shares, respectively, were exercised.

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

12. Fair Value Measurements

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2012:
Cash equivalents	$256,702	256,702	—	—
Derivative asset	1,736	—	—	1,736

Total assets at fair value	$258,438	256,702	—	1,736

Liabilities at December 31, 2012:
Warrants issued December 29, 2008	$71,581	—	—	71,581
Warrants issued May 10, 2012	2,347,902	—	—	2,347,902
Derivative liability	548,865	—	—	548,865

Total liabilities at fair value:	$2,968,348	—	—	2,968,348

Assets at December 31, 2011:
Cash equivalents	$55,629	55,629	—	—

Total assets at fair value	$55,629	55,629	—	—

Liabilities at December 31, 2011:
Warrants issued December 29, 2008	$125,415	—	—	125,415

Total liabilities at fair value:	$125,415	—	—	125,415

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $256,702 and $55,629 at December 31, 2012 and December 31, 2011, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the years ended December 31, 2012 and December 31, 2011. There were no transfers in or out of Level 1 during the year ended December 31, 2012.

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $71,581 were measured at fair value on a recurring basis as of December 31, 2012 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at December 31, 2012 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 116.49%; 3) risk-free interest rate of 0.36%; and 4) expected life of 1.5 years.

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants, derivative liability, and derivative asset were measured at fair value on a recurring basis as of December 31, 2012 and were valued using Level 3 valuation inputs. A Monte-Carlo simulation was used to value the derivative asset and liabilities upon issuance on May 10, 2012 using the following assumptions: 1) volatility of 80%; 2) risk-free interest rate of 1.035%; and 3) a closing stock price of $3.413. The derivative asset and liabilities were revalued as of December 31, 2012 using the following assumptions: 1) volatility of 85%; 2) risk-free interest rate of 0.802%; and 3) a closing stock price of $2.55.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial asset and liabilities for the year ended December 31, 2012:

	Derivative Asset	Total Assets	Warrants issued December 29, 2008	Warrants issued May 10, 2012	Derivative Liability	Total Liabilities
Balance at beginning of period(1)	$18,508	$18,508	$125,415	$7,573,466	$3,476,134	$11,175,015
Settlements	—	—	—	—	(23,643)	(23,643)
Revaluation	(16,772)	(16,772)	(53,834)	(5,225,564)	(2,903,626)	(8,183,024)

Balance at end of period	$1,736	$1,736	$71,581	$2,347,902	$548,865	$2,968,348

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

13. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Deferred:
Federal	$4,586,506	$11,367,771	$5,650,309
State and local	493,946	1,437,062	464,169

	5,080,452	12,804,833	6,114,478
Valuation allowance	(5,080,452)	(12,804,833)	(6,114,478)

	$—	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2012	2011	2010
U.S. statutory income tax rate	34.0%	34%	34%
State and local taxes, net of federal tax benefit	5.2%	4.5%	2.3%
Permanent differences between book and tax and other	14.4%	1.5%	(5.6)%
Valuation allowance	(53.6)%	(40.0)%	(30.7)%

Effective income tax rate	0%	0%	0%

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

The components of the deferred tax asset are as follows:

	December 31,
	2012	2011
Current accruals	$1,753,064	$1,751,515
Depreciation and amortization	2,676,884	2,644,059
Deferred compensation	5,332,415	4,648,719
Net operating loss carryovers	127,477,179	123,114,797

Deferred tax assets	137,239,542	132,159,090
Valuation allowance	(137,239,542)	(132,159,090)

Net deferred tax assets	$—	$—

As of December 31, 2012, we had federal net operating loss carryforwards of approximately $351.0 million. The federal net operating loss carryforwards will expire between 2018 and 2032. As of December 31, 2012, we had state net operating loss carryforwards of approximately $8.4 million which will expire at various dates between 2013 and 2031 if not utilized. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We currently have a full valuation allowance against the deferred tax asset. Our ability to use these losses to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Code.

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

The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2012, accrued interest and penalties were not material.

14. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2012	2011	2010
Numerator:
Numerator for basic EPS	$(9,238,427)	$(32,031,175)	$(19,923,487)
Effect of dilutive securities:	—	—	—

Numerator for diluted EPS	$(9,238,427)	$(32,031,175)	$(19,923,487)

Denominator:
Denominator for basic EPS—weighted average shares	6,944,928	5,482,627	5,052,200
Effect of dilutive securities:	—	—	—

Denominator for diluted EPS	6,944,928	5,482,627	5,052,200

Basic EPS	$(1.33)	$(5.84)	$(3.94)
Diluted EPS	$(1.33)	$(5.84)	$(3.94)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2012	2011	2010
Shares outstanding
Restricted shares	68,543	52,659	3,328
Shares issuable upon vesting/exercise of:
Options to purchase common stock	373,899	562,733	471,108
Restricted stock units	529,312	98,820	—
Warrants	6,099,476	1,038,161	1,038,161

	7,071,230	1,752,374	1,512,598

15. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan. Through September 30, 2011, the Company matched employee contributions dollar for dollar up to 3% of the employee’s salary during the employee’s period of participation. Such employer contributions are discretionary under the 401(k) plan. As of October 1, 2011, the Company suspended all matching contributions indefinitely. For the years ended December 31, 2012, 2011, and 2010, the Company expensed $8,595, $395,633, and $414,765, respectively, related to the plan.

16. Product Warranty Provisions

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	December 31, 2012	December 31, 2011
Warranty accrual, beginning of the fiscal year	$691,832	$469,837
Warranty expense incurred	650,367	762,872
Payments made	(688,726)	(540,877)

Warranty accrual, end of the fiscal year	$653,473	$691,832

17. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

In 2012, the Company entered into a letter of credit to support a commitment in the amount of approximately $0.1 million. This letter of credit is valid through 2015.

18. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment.

	Year Ended December 31,
	2012	2011	2010
United States	$27,034,200	$23,947,048	$28,840,803
International	19,528,234	18,040,384	25,210,434

Total	$46,562,434	$41,987,432	$54,051,237

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

19. Quarterly Data (Unaudited)

The following tabulations reflect the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011:

	Net Sales	Gross Profit	Net Loss	Basic Loss Per Share	Diluted Loss Per Share
2012
First quarter	$12,283,228	$8,521,397	$(5,812,912)	$(1.06)	$(1.06)
Second quarter	10,512,898	7,252,820	2,806,427	0.42	0.32
Third quarter	11,561,399	8,074,578	(1,915,281)	(0.25)	(0.25)
Fourth quarter	12,204,910	7,932,584	(4,316,661)	(0.55)	(0.55)
2011
First quarter	$10,224,704	$7,219,725	$(9,549,933)	$(1.75)	$(1.75)
Second quarter	11,602,139	8,085,793	(9,694,685)	(1.77)	(1.77)
Third quarter	8,544,014	5,886,760	(7,273,070)	(1.33)	(1.33)
Fourth quarter	11,616,575	8,297,073	(5,513,487)	(1.00)	(1.00)

20. Subsequent Events

None other than as outlined in Note 9.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2012, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2012.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following persons currently serve as directors and officers of the Company:

David W. Benfer

Director since February 2005

Mr. Benfer, 66, currently serves as the Chairman of The Benfer Group LLC, which provides advisory services to healthcare providers and suppliers. In addition, along with Mr. Kelley, he serves as a partner in Advisors to Healthcare Suppliers, a healthcare and health services consulting firm. Since 2010, he has served on the advisory board of Investor Growth Capital U.S., a venture capital firm. From 1999 to 2009, Mr. Benfer served as President and Chief Executive Officer of Saint Raphael Healthcare System and the Hospital of Saint Raphael, New Haven, Connecticut. Prior to that, he was the President and Chief Executive Officer of the Provena-Saint Joseph/Morris Health Network in Joliet, Illinois from 1992 to 1999. Mr. Benfer served as Senior Vice President for Hospital and Urban Affairs for the Henry Ford Health System in Detroit and Chief Executive Officer of the Henry Ford Hospital from 1985 to 1992. He served as the Chairman of the American College of Healthcare Executives (ACHE) from 1998 to 1999 and on its Board of Governors from 1992 to 2000. Mr. Benfer was named a Fellow of ACHE in 1981 and served on the Board of the Catholic Health Association from 2003 until 2008. Mr. Benfer also serves as a director of a private financial institution. He earned his M.B.A. from Xavier University and his B.S.B.A. from Wittenburg University. Mr. Benfer’s extensive experience in the healthcare industry and in hospital management provides the Company with useful industry information related to technology acquisition, governance, and risk and liability issues.

Michael P. Kaminski

Director since August 2008

Officer since April 2002

Mr. Kaminski, 53, was named Chief Executive Officer effective January 1, 2009, and retained the title of President after having previously served as our President and Chief Operating Officer since February 2007. Mr. Kaminski previously served as our Chief Operating Officer since he joined the Company in April 2002. Prior to joining the Company, Mr. Kaminski spent nearly 20 years with Hill-Rom Company (Hillenbrand Industries). In his last position with Hill-Rom, Mr. Kaminski served as Senior Vice President of North American Sales and Service. Prior to that, he served as General Manager of the Acute Care Hospital Division of Hill-Rom. Mr. Kaminski earned an M.B.A. from Xavier University and a B.S. in Marketing from Indiana University. As our Chief Executive Officer, Mr. Kaminski provides comprehensive insight to the Board on a broad range of issues, including strategic planning, project implementation, marketing and relationships with investors and the finance community. Mr. Kaminski informed the Board of his resignation from the Company effective April 12, 2013.

Joseph D. Keegan, Ph.D.

Director since February 2011

Dr. Keegan, 59, served as the president, chief executive officer and a director of ForteBio, Inc., a venture capital funded life sciences Company, from 2007 until February, 2012. He currently serves as a director of Seahorse Bioscience, Inc., Response Biomedical Corp., as chairman of the board of Labcyte Corporation, and as a director and chairman of the board of the Analytical and Life Science Systems Association. From 1998 to 2007,

Dr. Keegan was president, chief executive officer and a director of Molecular Devices Corporation. From 1992 to 1998, he held several senior management positions with Becton Dickinson and Company, including president of Worldwide Tissue Culture, and vice president and general manager of Worldwide Flow Cytometry. Prior to that, he held a number of positions with Leica, Inc., General Electric Company and Hewlett Packard Company. He previously served as a director of Alpha Innotech Corp., BioImagene Corporation, Essen Instruments and Upstate Biotechnology. He also serves on the board of directors of the San Francisco Opera. Dr. Keegan earned a Ph.D. in Physical Chemistry from Stanford University and a B.A. in Chemistry from Boston University. Dr. Keegan’s strong executive experience and knowledge of high growth life sciences businesses provides valuable support for general management matters and commercial adoption of our products.

William M. Kelley

Director since January 2003

Mr. Kelley, 77, has served as the Chairman Emeritus of Hill-Rom Company since July 2005. Prior to that time, he held the position of Chairman since 1995. He also currently is a partner, along with Mr. Benfer, of Advisors to Healthcare Suppliers, a healthcare and health services consulting firm and he serves as its president. Mr. Kelley served as President and CEO of Hill-Rom Company from 1992 to 1995, Sr. Vice President, Sales and Operations from 1989 to 1992 and Sr. Vice President, Sales and Marketing from 1980 to 1989. He currently serves as the co-chairman on the advisory board of 1-800-DOCTORS. He has been honored numerous times for his contributions to the healthcare industry including as an Honorary Fellow of the American College of Health Care Executives. He was educated at Hanover College and George Washington University. Mr. Kelley’s experience and leadership at Hill-Rom Company and Advisors to Healthcare Suppliers provides the Company with important insight on our operational and sales initiatives.

Robert J. Messey

Director since May 2005

Mr. Messey, 67, served as the Senior Vice President and Chief Financial Officer of Arch Coal, Inc. from December 2000 until his retirement in April 2008. Prior to joining Arch Coal, he served as the Vice President of Financial Services of Jacobs Engineering Group, Inc. from 1999 to 2000 following that company’s acquisition of Sverdrup Corporation, where he had served as Senior Vice President and Chief Financial Officer from 1992 to 1999. Mr. Messey was an audit partner at Ernst & Young LLP from 1981 to 1992. He serves as a director and member of the audit and compensation committees of Oxford Resources Partners, LP, a publicly traded coal mining company. He previously served as a director and chairman of the audit committee of Baldor Electric Company, a publicly traded manufacturer of industrial electrical motors. He also serves as an advisory director, chairman of the audit committee, and member of the compensation committee of a privately held mining company. Mr. Messey earned his B.S.B.A. from Washington University. Mr. Messey’s experience in finance provides the Board with a great deal of expertise on the financing, accounting and compliance matters.

Fred A. Middleton

Director since June 1990

Mr. Middleton, 63, served as our Chairman of the Board from June 1990 until May 2012. He has been a General Partner in Sanderling Ventures since 1987. Prior to that time, he was an independent investor in the biomedical field. From 1984 to 1986, Mr. Middleton was Managing General Partner of Morgan Stanley Ventures. He joined Genentech, Inc. in 1978 and was a part of the founding management team, assisting in developing its strategy and holding a variety of roles including Vice Presidencies of Finance, Administration, and Corporate Development, and Chief Financial Officer. Mr. Middleton also served as President of Genentech Development Corporation. Prior to that time, he served as a consultant with McKinsey & Company and as a Vice President of Chase Manhattan Bank. Mr. Middleton serves on the board of directors of biotechnology companies, Endocyte, Inc. (Nasdaq: ECYT) and Pacira Pharmaceuticals, Inc. (Nasdaq: PCRX). He also serves as a member of the board of directors of several privately held biomedical companies. Mr. Middleton holds an M.B.A. from Harvard University and a B.S. degree in Chemistry from the Massachusetts Institute of Technology. Mr. Middleton’s

business experience provides a unique perspective on the Company’s strategic initiatives, investor markets and financial outlook. His service on the Board for over 20 years provides valuable insight into the evolution of our products and technology.

William C. Mills III

Chairman of the Board since May 2012

Director since June 2000

Mr. Mills, 57, is an independent venture capitalist with over 32 years of experience in venture capital. He currently serves as Chairman of the Board of Managers of Ascension Health Ventures III, L.P., a strategic healthcare venture fund focused on the medical device, healthcare information technology, and service sectors, and he is a member of the board of directors of Interleukin Genetics, Inc., a publicly traded company that develops and markets genetic tests. From 2004 until 2009, Mr. Mills was a managing member of a management company conceived by EGS Healthcare Capital Partners to manage EGS Private Healthcare Partnership III. Earlier, Mr. Mills was a Partner in the Boston office of Advent International, a private equity and venture capital firm, for five years. At Advent, he was co-responsible for healthcare venture capital investments and focused on investments in the medical technology and biopharmaceutical sectors. Before joining Advent, Mr. Mills spent more than 11 years with the Venture Capital Fund of New England where he was a General Partner. Prior to that, he spent seven years at PaineWebber Ventures/Ampersand Ventures as Managing General Partner. Mr. Mills received an S.M. in Chemistry from the Massachusetts Institute of Technology, an M.S. in Management from the Massachusetts Institute of Technology Sloan School of Management and an A.B. in Chemistry from Princeton University. Mr. Mills has significant experience serving on the boards of growing companies in the medical technology and biotechnology fields. This experience, coupled with his scientific and technical expertise, provides valuable knowledge regarding the Company’s strategy, intellectual property, regulatory, and compliance activities.

Eric N. Prystowsky, M.D.

Director since February 2007

Dr. Prystowsky, 65, has been the Director of the Clinical Electrophysiology Laboratory at St. Vincent Hospital in Indianapolis, Indiana, since 1988. He also currently is a Consulting Professor of Medicine at Duke University Medical Center. He is the former chairman of the American Board of Internal Medicine’s test writing committee for the Electrophysiology Board Certification Examination and the past president of Heart Rhythm Society. He currently serves as Editor-in-Chief of the Journal of Cardiovascular Electrophysiology. Dr. Prystowsky also serves on the board of directors of CardioNet, Inc., a publicly held cardiac rhythm services company. From 1986 to 1988, Dr. Prystowsky was Professor of Medicine and Director of Clinical Electrophysiology at Duke University Medical Center. From 1979 to 1986, he served as a full time faculty member at the Indiana University School of Medicine, where he was director of the electrophysiology laboratory. He earned his M.D. from the Mt. Sinai School of Medicine and a bachelor’s degree from Pennsylvania State University. Dr. Prystowsky completed his internal medicine training at Mt. Sinai Hospital in New York City and his training in cardiology and clinical electrophysiology at Duke University Medical Center. Dr. Prystowsky has conducted extensive research with respect to cardiac arrhythmias, the treatment of which is one of the Company’s primary focuses. Dr. Prystowsky is also internationally recognized as an expert in atrial fibrillation and such expertise is important in the Company’s product development efforts.

Euan S. Thomson, Ph.D.

Director since October 2012

Dr. Thomson, 50, currently serves as the operating partner of Khosla Ventures, a venture capital company. He served as the President and Chief Executive Officer of Accuray, Incorporated, a publicly held radiation oncology company, from 2002 until 2012. He was the President and Chief Executive Officer of Photoelectron Corporation, a x-ray technology company, from 1999 to 2002. Prior to that, for approximately 15 years, he was engaged in research, teaching, clinical practice, and administration within the United Kingdom health care system. During that time, he also provided consulting advice for companies and hospitals on scientific development, product marketing and management. Dr. Thomson is a member of the Board of Directors of the Hospice of the Valley. He previously served as Chair of the California Division of the American Cancer Society’s CEOs Against Cancer. He has received numerous awards, including the Ernst and Young Entrepreneur of the Year Award. In July 2003, Photoelectron Corporation filed for bankruptcy. Dr. Thomson did not have any involvement in the business or affairs of Photoelectron Corporation from the time of his departure in February 2002 through the time it filed for bankruptcy. Dr. Thomson earned a B.S. in Physics, an M.S. in Radiation Physics and a Ph.D. in Physics from the University of London. He is the author of numerous scientific papers and he holds six U.S. patents. Dr. Thomson’s approximately 30 years in the medical device industry and his experience as a CEO of public companies in the medical device industry, provide valuable guidance for the Company’s product innovation, customer initiatives, and strategic and operational matters.

Frank J. Cheng

Senior Vice President, Marketing and Business Development

Officer since April 2010

Mr. Cheng, 45, joined Stereotaxis in April 2010 as Senior Vice President, Marketing and Business Development. He has over 18 years of experience in the medical technology industry leading marketing, business development, and P&L general management. Prior to joining Stereotaxis, Mr. Cheng was President and Chief Executive Officer of Perfinity Biosciences, Inc. (previously Quadraspec, Inc.), from 2009 to 2010. He served as a director of Perfinity Biosciences, Inc. from 2009 to 2011. From 2005 to 2009, Mr. Cheng was President and Chief Executive Officer of OBS Medical. For four years prior to that, he was Vice President of Business Development for Roche Diagnostics. Earlier in his career, Mr. Cheng held marketing and strategic planning positions at GE Medical Systems for three years and Hillenbrand Industries (including its subsidiary, Hill-Rom Company) for four years. Mr. Cheng has an MBA from Vanderbilt University and a BBA from Wuhan University.

Karen W. Duros

Senior Vice President, General Counsel and Secretary

Officer since October 2010

Ms. Duros, 58, joined Stereotaxis in 2010. She has over 25 years of business and corporate legal experience in large and small companies. Prior to joining Stereotaxis, she was Senior Counsel for Monsanto Company from 2005 to 2010. From 1998 to 2005, Ms. Duros held several legal positions of increasing responsibility with Great Lakes Chemical Corporation, including Vice President and Secretary from 2004 to 2005, and General Counsel of Great Lakes’ Industrial Products division from 1999 to 2005. Previously, she was Vice President, General Counsel and Secretary of Tastemaker, a joint venture of Mallinckrodt, Inc. and Hercules, Inc., and prior to that, she held several legal positions with Mallinckrodt, Inc. Ms. Duros began her legal career with the St. Louis law firm, Thompson & Mitchell. She earned a law degree from Washington University School of Law and a B.A., Political Science, from Benedictine College.

David A. Giffin

Vice President, Human Resources

Officer since May 2010

Mr. Giffin, 64, joined Stereotaxis in January 2007. He was named an officer in 2010. Mr. Giffin has over 35 years of human resources experience. Prior to joining Stereotaxis, from 2001 to 2006, Mr. Giffin was Vice President, Human Resources and Social Enterprise at Provident, Inc., a St. Louis based social service agency. Prior to that position, he was Vice President, Human Resources at Huttig Building Products from 1991 to 2001. He also has held positions as Vice President, Human Resources at St. Johns Medical Center in St. Louis; and Principle Consultant at The Bannon Consulting Group. He spent the early years of his career with Monsanto Company where he held a variety of human resources positions with increasing responsibility. Mr. Giffin earned his M.B.A. and a B.S. in Psychology from Purdue University.

Martin C. Stammer

Interim Chief Financial Officer

Officer since February 2013

Mr. Stammer, 32, was appointed as the Interim Chief Financial Officer in February 2013. He previously served as Vice President, Controller since August 2012 and as Corporate Controller from July 2011 to August 2012. He joined the Company as Senior Manager, Financial Reporting in October 2009. Prior to joining the Company, from 2003 to 2009, Mr. Stammer was employed in various roles and capacities at Deloitte & Touche LLP, including most recently as Audit Manager. Mr. Stammer received his M.S. and B.S. in Accountancy from the University of Illinois and is a Certified Public Accountant.

The term of office for the directors will continue until the 2013 Annual Meeting of Shareholders for Messrs. Kelley, Middleton and Mills; the 2014 Annual Meeting of Shareholders for Messrs. Benfer and Kaminski and Dr. Prystowsky; and the 2015 Annual Meeting of Shareholders for Mr. Messey, Dr. Keegan and Dr. Thomson. Each officer is elected for a term continuing until his or her successor is elected and qualified or until his or her earlier death, resignation or removal from office.

Audit Committee

The Board has established the Audit Committee as one of three standing committees of the Board. The members of the Audit Committee are Robert J. Messey, Chairman; David W. Benfer; and William C. Mills III. Mr. Mills will resign from the Audit Committee no later than April 13, 2013, the date on which he will assume the position of interim CEO following the resignation of our CEO, Michael P. Kaminski.

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

Attention: Martin C. Stammer

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

Director Compensation Policies

Non-employee directors receive cash compensation and equity awards for their services as Board members. In August 2012, the Compensation Committee adopted a revised compensation program for non-employee directors. Under the revised program, as of the date of each annual shareholders’ meeting beginning with the 2012 annual shareholders’ meeting, which was held on August 22, 2012, each director receives an annual grant of 10,000 restricted share units, or 20,000 in the case of the chairman of the Board. The chairpersons of the Audit, Compensation, and Nominating and Corporate Governance Committees receive an additional 2,000 restricted share units. However, the number of restricted share units granted to each director on August 22, 2012, was reduced by 25% of the number of shares of restricted share units granted on January 3, 2012, in exchange for the reinstitution of each director’s full cash compensation that had been previously reduced by 50% for 2012. The annual grants of restricted share units vest one year from the date of grant or on the date of the next annual shareholders’ meeting, whichever is earlier.

In addition to the annual grants, newly elected directors are entitled to receive a grant of 20,000 restricted share units. Initial grants of restricted shares units to new directors vest over a two-year period, with 50% vesting after the first year, and 50% vesting after the second year.

Each non-employee director receives a $30,000 annual retainer ($36,000 for the chairman of the Board) for Board membership. Each member of the Strategy and Technology Committee receives an additional annual cash retainer of $10,000. The chairman of the Strategy and Technology Committee receives an additional cash retainer of $100,000 in connection with additional assistance to be furnished to the Board relating to a number of assignments on behalf of the Committee. In October 2012, the Committee changed the annual retainer for the chairman of the Board to $100,000 and eliminated the annual cash retainers for the chairman and members of the Strategy and Technology Committee. The directors’ annual retainer fees are paid quarterly.

For the period from January 1, 2012 through December 31, 2012, the annual cash retainer payable to each non-employee director was reduced by 50%, and each director was granted restricted stock in lieu of the cash payments. In August 2012, the Board reinstated the full cash retainer effective September 1, 2012, in exchange for a reduction in the annual grant of restricted share units as described above.

We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance and participation in Board and Committee meetings.

The following table discloses compensation information of members of our Board of Directors for serving as members of the Company’s Board in 2012:

BOARD OF DIRECTORS COMPENSATION

The following table discloses compensation information of members of our Board of Directors for serving as members of the Company’s Board in 2012. The outstanding awards disclosed in the footnotes below are as of the dates specified.

Director	Fees Earned or Paid in Cash ($)	Stock Awards $ (1)	Option Awards ($)	All Other Compensation	Total ($)
William C. Mills III (2)	128,500	51,435	—	—	179,935
Christopher Alafi, Ph.D. (3)	11,630	15,000	—	—	26,630
David W. Benfer (4)	26,875	31,155	—	—	58,030
Michael P. Kaminski (5)	—	—	—	—	—
Joseph D. Keegan, Ph.D. (6)	21,875	31,155	—	—	53,030
William M. Kelley (7)	23,750	31,155	—	—	54,905
Robert J. Messey (8)	28,750	34,535	—	—	63,285
Fred A. Middleton (9)	25,250	37,386	—	—	62,636
Eric N. Prystowsky, M.D. (10)	18,750	31,155	—	2,400	52,305
Euan S. Thomson, Ph.D. (11)	—	38,000	—	—	38,000

(1)	Amount represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)

23,324 time-based restricted share units were outstanding as of December 31, 2012, none of which were vested as of such date. 14,075 options were outstanding as of December 31, 2012, all of which were exercisable as of such date.

(3)

1,765 time-based restricted share units were outstanding as of December 31, 2012, none of which were vested as of such date. 9,225 options were ptions were outstanding as of December 31, 2012, all of which were exercisable as of such date. Dr. Alafi’s term as a director ended on August 22, 2012, the date of the 2012 Annual Meeting of Shareholders.

(4)

11,324 time-based restricted share units were outstanding as of December 31, 2012, none of which were vested as of such date. 11,150 options were outstanding as of December 31, 2012, all of which were exercisable as of such date.

(5)

As a member of the Company’s management, Michael P. Kaminski did not receive compensation for his services as a director in 2012. The compensation received by Mr. Kaminski as an employee of the Company is shown in the Summary Compensation Table below.

(6)

11,324 time-based restricted share units were outstanding as of December 31, 2012, none of which were vested as of such date. 4,050 options were outstanding as of December 31, 2011, 3,675 of which were exercisable as of such date.

(7)

11,324 time-based restricted share units were outstanding as of December 31, 2012, none of which were vested as of such date. 10,150 options were outstanding as of December 31, 2012, all of which were exercisable as of such date.

(8)

13,324 time-based restricted share units were outstanding as of December 31, 2012, none of which were vested as of such date. 13,925 options were outstanding as of December 31, 2012, all of which were exercisable as of such date.

(9)

13,589 time-based restricted share units were outstanding as of December 31, 2012, none of which were vested as of such date. 22,550 options were outstanding as of December 31, 2012, all of which were exercisable as of such date.

(10)

11,324 time-based restricted share units were outstanding as of December 31, 2012, none of which were vested as of such date. 7,800 options were outstanding as of December 31, 2012, all of which were exercisable as of such date. All other compensation reflects amounts paid under a consulting agreement between Dr. Prystowsky and the Company, which expired in February 2012.

(11)

Dr. Thomson was appointed to the Board on October 22, 2012. He received an initial grant of 20,000 restricted share units. 20,000 time-based restricted share units were outstanding as of December 31, 2012, none of which were vested as of such date.

Compensation Discussion and Analysis

Executive Summary

2012 was a challenging year marked by significant operational achievement and notable financial improvement. During 2012, we made significant progress in converting the excitement around our unique Epoch™ platform into capital orders and customer upgrades, resulting in an 11% increase in total full year revenue over 2011. By year-end, we achieved our strategic milestone of upgrading half of our installed base in North America and Europe to the new technology. We also reached shipment targets for the Niobe® ES system, receiving an additional $2.5 million of funding on January 31, 2013, under our existing agreement with Healthcare Royalty Partners (previously “Cowen”).

Our significant financial outcomes for 2012 include:

•

Total revenues were up by 11% to $46.6 million, with the increase attributed to both system and recurring revenues. Utilization in the Niobe® ES sites increased 19% from 2011 and overall utilization was up 7%.

•

Operating loss was $(10.6) million, a 67% reduction from $(31.9) million in the prior year, with the largest improvement occurring in the second half of the year. Operating loss for the last six months of 2012 was $1.8 million.

•	Capital management efforts resulted in a reduction in operating expenses of 31% and a reduction in cash burn of 68% from 2011.

•	However, reflective of the challenging environment facing the Company, our stock price has declined from $8.50/share at the beginning of 2012 to approximately $2.55/share by year-end.

Within this business performance context, the compensation outcomes for the 2012 fiscal year, as well as pay program decisions made to-date for 2013, continue to reflect our commitment to aligning executive pay and business performance while providing incentives to retain key talent. Consequently, we note the following related compensation highlights for 2012:

•	Throughout 2012, executive base salaries remained at reduced levels

In October 2011, we converted a component of executive base salary into time-vested equity to control cash expenses, link a greater proportion of executive pay to stock price performance, and align management with the broader non-management employee base that received retention equity awards around the same time. On an annualized basis, base salary reductions approximated 16% for the President & CEO and 10% for other eligible Named Executive Officers. The Chief Financial Officer did not participate in this program.

•

The 2012 and 2013 Management Bonus Plans instill a sense of urgency and combine performance objectives and a timely delivery of earned incentives that are critical to the business recovery and retention challenges the company faces

The Management Bonus Plan focuses on achievement of business plan objectives with respect to revenues, capital orders and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). To put further emphasis on the importance of a rapid turnaround, performance was measured and bonuses paid on a semi-annual basis for 2012. For 2013, performance will be measured and bonuses will be paid on a quarterly basis.

•	Below target payouts were earned under the 2012 Management Bonus Plan

Reflecting our below target performance on key corporate-level metrics, our executives received payouts under this incentive program at approximately 33% of target levels for 2012. This reflects payouts at 36.8% of target under the first-half incentive criteria and 29.5% of target under the second-half incentive criteria.

•	2012 performance share awards vest only upon the achievement of bottom line milestones

These awards vest only upon the achievement of positive adjusted EBITDA and adjusted net income criteria over 2012 and 2013. We believe that these are significant milestones toward our business being able to operate on a cash flow positive basis and will create significant shareholder value. Over the next two fiscal years these shares vest as follows:

•	50% upon achievement of one quarter of positive adjusted EBITDA in 2012 (not achieved),

•	50% vest upon achieving at least two out of three consecutive quarters with positive adjusted net income by December 31, 2013.

•	“Realizable” compensation is significantly below grant value for Named Executive Officers

All outstanding stock appreciation rights (“SARs”) are currently underwater, and the EBITDA and GAAP net income performance criteria for the performance shares granted in 2011 and 2012 have not yet been achieved as of year-end 2012. Additionally, the service-vested restricted stock awards granted in recognition of base salary reductions have lost approximately 75% of their grant date value.

•	Stock ownership guidelines were enhanced, converting at a less than 10:1 ratio following the reverse stock split for our executive officers

In addition to providing regular grants of equity, we believe that setting ownership standards for our executive team ensures that they are well aligned with shareholder interests by having a certain amount of their personal wealth invested in the Company.

•	Stock retention requirements were introduced in 2012

The Committee approved a requirement that executives hold 100% of all equity (net of taxes) for two years following the vesting date to further enhance the ownership environment among the leadership team.

These recent pay outcomes and actions reflect our success in deploying compensation programs that align pay realized by executives and the returns to our shareholders. The Compensation Committee further recognizes the importance of both providing market competitive pay opportunities and also motivating and retaining key talent in a challenging business environment. Specifically, we continue to be guided by our compensation philosophy, as described in the section following this Executive Summary, to ensure that compensation programs consistently support our business objectives. As circumstances remain dynamic, the Compensation Committee has taken timely actions, including the provision of special incentive opportunities, to adapt our compensation strategy to such circumstances as they arise. Ultimately, we believe that the decisions made in 2012 and early 2013 reflect the Committee’s efforts to appropriately incentivize executives, particularly with respect to rewarding management for efficient stewardship of capital and continued focus on growing revenues through maximizing our current engagements and expanding our market presence.

Say-on-Pay Results

The Compensation Committee considered the results of the 2012 advisory, non-binding “say-on-pay” proposal and incorporated the results as one of the many factors considered in connection with the discharge of its responsibilities. Because a substantial majority (97%) of our shareholders approved the compensation programs described in our proxy statement for the 2012 annual meeting of shareholders, the Compensation Committee did not implement changes to our compensation programs as a direct result of the shareholder advisory vote. However, as outlined in the forthcoming sections of this Compensation Discussion & Analysis, the Committee did continue to take actions with respect to our fiscal year 2012 and 2013 compensation programs based on the business conditions facing the Company.

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

Role and Independence of the Consultant

From time-to-time, when deemed necessary, the Committee engages the services of an independent compensation consultant, Pay Governance, LLC (the “Consultant”). The Consultant provides the Committee with market data and analysis, commentary on incentive design practices, and an external perspective on pay trends and legal and regulatory developments.

Pay Governance LLC does not provide any services to the Company other than those related to executive compensation consulting. The Committee considers the Consultant to be fully independent and that the Consultant’s work has not raised any conflict of interest.

Compensation Determination Process

The typical pay review process occurs at the beginning of the fiscal year in January and February at which time the Committee reviews and approves adjustments in executive compensation, including, base salaries, target annual incentive opportunities, the approval of annual equity awards and the establishment of performance goals for the annual incentive plan and performance-vested long-term awards. During the review process, the Committee considers a number of factors, including competitive market data, input received from the Company’s management, and an assessment of individual performance and the operating performance of the Company.

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

In addition to context and recommendations provided by management, and consistent with our compensation philosophy, the Committee has historically set targeted total compensation (base salaries, annual incentives, and long-term incentive awards) at the median of the competitive market (reviewing data as described below); this positioning includes additional adjustments for other considerations such as business performance, company size and stock dilution. In addition, incentive programs are designed such that total compensation realized by executives is consistent with performance achievement:

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

When reviewing the competitiveness of compensation, the Committee uses both proprietary survey data specific to the technology industry and publicly disclosed peer group compensation data. Specifically, the Committee uses the Radford Global Technology Database to obtain proprietary survey data and a sample of similar companies that make up the Industry Peer Group as listed below:

ABIOMED, Inc.	DexCom, Inc.	NuVasive, Inc.
Accuray, Inc.	Hansen Medical, Inc.	Rockwell Medical Technologies,
AtriCure, Inc.	LeMaitre Vascular, Inc.	The Spectranetics Corporation
Conceptus, Inc.	MAKO Surgical Corp	SonoSite, Inc.
CryoLife, Inc.	Masimo Corporation	Volcano Corporation

While selected as a peer company in 2011, the following companies are no longer included due to corporate actions (e.g., acquisition or merger): Orthovita, Synovis Life Technologies, Vital Images.

The Committee did not conduct a detailed competitive review in 2012 since merit or market adjustments were not being planned for Named Executive Officers for 2012.

Elements of the Compensation Program

The various elements of our executive compensation program, established through the process outlined above, are intended to provide competitive total compensation while aligning the behavior and action of Named Executive Officers with shareholder interests. For each component of Named Executive Officer compensation, the following table summarizes its purpose with respect to our compensation philosophy, applicable performance measures, and 2012 actions and outcomes pertaining to the component.

Component	Purpose	Performance Measures	2012 Outcomes
Base Salary	Fixed pay based on responsibilities of role; basic pay for recruiting and retaining top talent	Individual performance and contribution	Named Executive Officers other than CFO, maintained reduced salary levels through 2012

Annual Incentive	Motivates and rewards achievement of important short-term goals that are key to generating shareholder value	Transitioned to a program measuring performance twice annually based on revenue, orders, adjusted EBITDA and strategic management objectives (MBOs)	Business performance resulted in the following corporate-level payouts (as a % of target): First-Half: 38.6% of target Second-Half: 29.5% of target

Stock-Settled SARs	Leveraged pay opportunity motivating the creation of long-term shareholder value; stock settlement designed to promote share ownership	Stock price appreciation relative to strike price at grant	All outstanding awards are currently underwater; No awards were granted to Named Executive Officers in 2012

Performance-vested restricted stock	Equity award linked to key financial profitability milestones of our business	February, 2012 Grant: * 50% one quarter of positive EBITDA in FY 2012 * 50% two out of three quarters of positive GAAP adjusted net income from Jan 2012 to Dec 2013	Through 2012, the performance vesting criteria have not been met thus no awards have vested

Service-vested restricted share units	Equity award motivating continued employment and stock price performance	August, 2012 grant vests 25% per year beginning in 2013	N/A

Benefits	Standard compensation benefit; Named Executive Officers receive same benefits as other employees, and no special perquisites	N/A	N/A

Base Salary. In October 2011, as we sought to control cash expenses in response to our business performance, the Committee decided it was appropriate to convert a portion of each Named Executive Officer’s base salary into an equal value of restricted share units (“RSUs”). The value of the reduction represented a set percentage of each executive’s annual base salary, with the reduction spread over an 18-month period, offset by RSU awards with a grant date fair value equal to the 18-month reduction. The RSU awards were granted in October 2011 and vest fully at the conclusion of the 18-month period on March 31, 2013.

In October 2012 the Committee determined it was appropriate to enhance the retention value associated with the overall compensation package by restoring base salaries to the pre-reduction levels on January 1, 2013 for the Named Executive Officers impacted by the salary reduction, three months prior to the originally scheduled reset date. Additionally, Mr. Duggan’s base salary was increased by 10%, effective November 1, 2012 in recognition of his below market competitive positioning.

	2012 Base Salary Information
Executive	2011 Annual Salary	2012 Annual Salary		Reduced Salary 11/1/11 to 12/31/12	Effective Salary at 1/1/13
Michael P. Kaminski (1) President & Chief Executive Officer	$420,000	$420,000		$352,000	$420,000
Samuel W. Duggan II (2) Chief Financial Officer	$270,000	$297,000 (10% increase)	(3)	N/A	$297,000

Frank J. Cheng Senior Vice President, Marketing & Business Development	$285,000	$285,000		$256,500	$285,000

Karen W. Duros Senior Vice President, General Counsel & Secretary	$270,000	$270,000		$243,000	$270,000

David A. Giffin Vice President, Human Resources	$200,000	$200,000		$180,000	$200,000

(1)	Mr. Kaminski has announced his resignation as President & CEO effective April 12, 2013.
(2)	Mr. Duggan resigned from the Company effective February 22, 2013.
(3)	Mr. Duggan's salary was increased effective November 1, 2012.

Annual Incentive Plan. The Company’s annual incentive plan, the Management Bonus Plan, is intended to motivate Named Executive Officers to drive the financial performance critical to generating shareholder value for the Company. Under this program, each Named Executive Officer receives a target award opportunity, established each year and denominated as a percentage of each officer’s base salary. For each performance component of the plan, if target performance is achieved, each Named Executive Officer’s incentive will be funded at the target level. For performance above or below target, payouts are respectively increased or decreased, with no payouts made for performance below a threshold performance level and additional payouts not earned beyond a maximum performance level.

Awards may also be adjusted up or down based on individual performance considerations. However, all individual adjustments are made such that the cumulative incentives delivered under the program still equal the total funding determined based on actual performance achievement against established plan goals. Such individual adjustments for Named Executive Officers are subject to the review and approval of the Compensation Committee. For fiscal year 2012, award opportunities as a percentage of base salary for Named Executive Officers remained unchanged relative to 2011. In addition, target annual opportunities were unaffected by the changes to base salary that occurred in October 2011; specific annual opportunities by Named Executive Officers were as follows:

2012 Annual Incentive Opportunity
Executive	Threshold	Target	Maximum
Michael P. Kaminski(1) President & Chief Executive Officer	$105,000 25% of Base	$210,000 50% of Base	$420,000 100% of Base

Samuel W. Duggan II (2) Chief Financial Officer	$69,667 25% of Base	$139,333 50% of Base	$278,667 100% of Base

Frank J. Cheng Senior Vice President, Marketing & Business Development	$71,250 25% of Base	$142,500 50% of Base	$285,000 100% of Base

Karen W. Duros Senior Vice President, General Counsel & Secretary	$54,000 20% of Base	$108,000 40% of Base	$162,000 60% of Base

David A. Giffin Vice President, Human Resources	$40,000 20% of Base	$80,000 40% of Base	$120,000 60% of Base

(1)	Mr. Kaminski has announced his resignation as President & CEO effective April 12, 2013.
(2)	Mr. Duggan resigned from the Company effective February 22, 2013.

Given our business performance in 2011, the Committee determined that the 2012 Management Bonus Plan should focus on restoring growth in revenues and capital orders and also making major progress towards being profitable. In addition, the bonus plan was divided into two semi-annual performance periods in order to reward participants for achieving distinct levels of performance in the first half of the year, as well as in the second half. The Committee believes that providing mid-year bonus opportunities creates a sense of urgency in driving performance consistent with the Company’s current circumstances.

For 2012, the Committee identified four corporate-wide performance measures for the 2012 incentive plan: Robotics/Recurring revenue, Odyssey revenues, Orders and Adjusted EBITDA. Additionally, individual awards can be adjusted based on strategic management objectives (MBOs) which vary by Named Executive Officers. The Committee views the ability to reward the achievement of qualitative, non-financial goals as an important piece of creating pay for performance alignment in our Management Bonus Plan.

In setting goals for the Management Bonus Plan’s metrics, the Committee seeks to set attainable targets that represent the year-over-year improvement in the financial performance that drives the value of the business. In particular, our practice is to generally link target performance to our business plan and set threshold goals such that their achievement would still represent a level of improvement over the prior year. This ensures that no incentive payouts are made until performance improvement has been achieved in a given year.

For the first half of 2012 under the Management Bonus Plan, the Committee approved the following goals, weightings and threshold and target performance levels.

First Half Metrics ($000’s)	Weighting	Threshold 90% Plan	Target 100% Plan
Robotics/Recurring Revenue	22.2%	$18,714	$20,794
Odyssey Revenue	11.1%	$5,595	$6,217
Orders	33.3%	$14,129	$15,699
Adjusted EBITDA	33.3%	($5,542)	($5,039)

In order to appropriately emphasize the importance of becoming profitable, an annual overachievement qualifier was introduced which requires both a Q4 adjusted EBITDA of at least $448,000 and a full-year adjusted EBITDA of at least ($2.039M) for payouts above the established target levels to be earned, irrespective of performance on the four aforementioned measures.

Actual performance in the first half of 2012 resulted in an overall payout factor of 36.8% for our Named Executive Officers based on actual results of 94% of target on the Robotics revenue metric and the 93% of target on the adjusted EBITDA metric. The following table summarizes the actual performance achievement in the first half of 2012 and corresponding bonus funding per metric:

First Half Metrics ($000’s)	Weighting	Threshold 90% Plan	Actual Result	Bonus Funding as % of Target
Robotics/Recurring Revenue	22.2%	$18,714	$19,616	15.9%
Odyssey Revenue	11.1%	$5,595	$3,181	0%
Orders	33.3%	$14,129	$6,134	0%
Adjusted EBITDA	33.3%	($5,542)	($5,415)	20.9%

1st Half Total				36.8%

For the second half of 2012, the metrics were the same as the first half with the performance goals as follows:

Second Half Metrics ($000’s)	Weighting	Threshold 90% Plan	Target 100% Plan
Robotics/Recurring Revenue	22.2%	$21,764	$24,182
Odyssey Revenue	11.1%	$8,062	$8,958
Orders	33.3%	$18,716	$20,795
Adjusted EBITDA	33.3%	($553)	($503)

Actual performance in the second half of 2012 resulted in an overall payout factor of 29.5% for our Named Executive Officers based on performance against the adjusted EBITDA goal at 87.5% of target. The following table summarizes the actual performance achievement in the second half of 2012 and corresponding bonus funding per metric:

Second Half Metrics ($000’s)	Weighting	Threshold 90% Plan	Actual Result	Bonus Funding as % of Target
Robotics/Recurring Revenue	22.2%	$21,764	$20,459	0%

Odyssey Revenue	11.1%	$8,062	$3,308	0%

Orders	33.3%	$18,716	$11,353	0%

Adjusted EBITDA	33.3%	($553)	($509)	29.5%

2nd Half Total				29.5%

The Committee also retains the ability to exercise its discretion in adjusting both total bonus funding as well as the individual awards received by our Named Executive Officers. The Committee did not exercise its discretion with respect to total funding for the first half or second half of 2012 under the Management Bonus Plan.

Target bonus awards for our Named Executive Officers, versus resulting actual bonuses received (reflecting adjustments at the individual level for results against their respective MBOs) are summarized in the following table:

	2012—First Half Incentive		2012—Second Half Incentive
Executive	Target	Actual Paid	Target	Actual Paid
Michael P. Kaminski (1) President & Chief Executive Officer	$105,000	$38,640	$105,000	$31,306

Samuel W. Duggan II (2) Chief Financial Officer	$68,750	$30,000	Ineligible due to resignation

Frank J. Cheng Senior Vice President, Marketing & Business Development	$71,250	$18,000	$71,250	$21,244

Karen W. Duros Senior Vice President, General Counsel & Secretary	$54,000	$23,000	$54,000	$16,100

David A. Giffin Vice President, Human Resources	$40,000	$16,000	$40,000	$11,926

(1)	Mr. Kaminski has announced his resignation as President & CEO effective April 12, 2013.
(2)	Mr. Duggan resigned from the Company effective February 22, 2013.

To put further emphasis on the importance of a rapid turnaround, the 2013 Management Bonus Plan will be measured and incentives will be paid on a quarterly basis, further strengthening the line-of-sight between short-term performance and rewards.

Long-Term Incentive Compensation. The objective of the Company’s long-term incentive program is to directly align compensation outcomes with returns received by shareholders, build equity ownership within the management team, and motivate the sustainable financial performance that supports stock price growth. Long-term incentive awards are made pursuant to the Company’s newly adopted 2012 Stock Incentive Plan, which permits grants of cash awards, stock options, stock appreciation rights or stock awards (e.g., restricted stock and RSUs). The Committee throughout the year may also approve awards in connection with employee promotions, employee retention, an individual newly hired to the Company, or for purposes otherwise deemed to be in the best interest of the Company. The timing of these equity award grants is not based on the timing of the release of material, non-public information, nor is such information released for the purpose of affecting the value of executive compensation.

For 2012, consistent with our efforts to provide competitive incentive opportunities and enhance the retention value in light of multiple years of limited realizable value associated with prior equity incentives the Committee made two separate long-term incentive award grants to Named Executive Officers. In February, a grant of performance-vested restricted stock awards (“RSAs”) was made to selected senior executives with vesting contingent on prospective performance objectives. In August, a grant of service-vested RSUs was made with the intention of emphasizing retention and the criticality of shareholder alignment during this key phase in the Company’s life-cycle.

Specifically, the details of the awards are as follows:

•	February grant of performance vested RSUs, which had the following key terms and conditions:

•	50% upon achievement of one quarter of positive adjusted EBITDA in 2012,

•	50% vest upon achieving at least two out of three consecutive quarters with positive adjusted net income by December 31, 2013.

•	August grant of service vested RSUs vesting 25% per year beginning in August 2013

The Committee therefore approved the following grants to Named Executive Officers during fiscal year 2012:

	2012 Long-Term Incentives
Executive	# Performance-Vested RSAs (1) (February 2012)	# Service-Vested RSUs (2) (August 2012)
Michael P. Kaminski (3) President & Chief Executive Officer	17,500	80,000

Samuel W. Duggan II (4) Chief Financial Officer	7,500	40,000

Frank J. Cheng Senior Vice President, Marketing & Business Development	6,300	25,000

Karen W. Duros Senior Vice President, General Counsel & Secretary	4,200	22,500

David A. Giffin Vice President, Human Resources	4,200	22,500

(1)	Performance-Vested RSAs price on the date of grant was $8.00
(2)	Service-Vested RSUs price on the date of grant was $1.69.
(3)	Mr. Kaminski has announced his resignation as President & CEO effective April 12, 2013.
(4)	Mr. Duggan resigned from the Company effective February 22, 2013.

Stock Ownership Guidelines

At the beginning of fiscal year 2011, consistent with our philosophy to align executives with shareholders and pay for performance, we established stock ownership guidelines for our executive officers, including the Named Executive Officers. These guidelines are intended to create a management team of owners, tying Company stock price performance to executive wealth and motivating sustainable long-term business value generation. The initial ownership requirements, which were established prior to the reverse stock split in July 2012 were set at what the Committee considered to be reasonable and appropriate at the time. Following the 10:1 reverse split the Committee believed that it was appropriate to adjust the guidelines to reflect the impact of the split; however, they determined that an enhancement administered through an adjustment to guidelines at less than the 10:1 conversion rate was appropriate to continue to recognize the importance of developing an ownership culture.

Additionally, in 2012, the Committee approved a requirement that executives hold 100% of all equity (net of taxes) for two years following the vesting date to further enhance the ownership environment among the leadership team.

The guidelines, denominated as a fixed number of shares, are displayed below:

Executive	Pre-Split Guideline	Post-Split Guideline
President & CEO	300,000 shares	100,000 shares
Other Executive Officers	100,000 shares	50,000 shares

At the beginning of the 2012 fiscal year, these guidelines represented value that was approximately 2.0x the CEO’s current annual base salary and approximately 1.5x the current base salary for other executive officers. Given our decline in stock price over the year, these ownership levels now represent a lower value, but we believe that requiring these levels of whole share ownership by management provides added incentive to grow our stock price. For purposes of calculating ownership levels against these guidelines, the following types of ownership are counted towards each officer’s guideline:

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

As of December 31, 2012, the ownership of all Named Executive Officers was at least 54% of each individual’s respective guideline. Our executive officers are expected to achieve the guidelines within three years of either their hire date or February 2011, the time at which the guidelines were established. The following table provides detail on our Named Executive Officers’ ownership as a percent of guideline at our last fiscal year end:

Executive	Ownership as % of Guideline
Michael P. Kaminski (1) President & Chief Executive Officer	95

Samuel W. Duggan II (2) Chief Financial Officer	Not applicable due to resignation

Frank J. Cheng Senior Vice President, Marketing & Business Development	61

Karen W. Duros Senior Vice President, General Counsel & Secretary	54

David A. Giffin Vice President, Human Resources	56

(1)	Mr. Kaminski has announced his resignation as President & CEO effective April 12, 2013.
(2)	Mr. Duggan resigned from the Company effective February 22, 2013.

Other Benefits

•

Healthcare and Other Insurance Programs: All of our employees, including the Named Executive Officers, are eligible to participate in medical, dental, short and long-term disability and life insurance plans. The terms of such benefits for our Named Executive Officers are the same as those for all of our employees.

•

401(k): We offer all eligible employees the opportunity to participate in a 401(k) plan to which the Company generally matches employee contributions dollar for dollar up to 3% of the employee’s salary during the employee’s period of participation. However, we have temporarily suspended the Company match given ongoing efforts to control our cash operating expenses. For the fiscal year 2012, no matching contributions were made.

•

Employee Stock Purchase Plan: The Company offers an employee stock purchase plan, under which all of our employees, including our Named Executive Officers, who do not own 5% or more of our outstanding common stock, have the opportunity to buy an aggregate of up to 250,000 shares of Company common stock at 95% of market price with up to 15% of their salaries and incentives (subject to certain limits), with the objective of allowing employees to profit when the value of our stock increases over time. This plan was suspended in 2012.

Significant Q1 2013 Events

February Service Vested RSU Grant

The Company made the following grants of service vested RSUs to Named Executive Officers in March 2013. These awards vest annually at a rate of 40% in 2014 and 20% annually each year after.

Executive	# Service- Vested RSUs (1) (March 2013)
Michael P. Kaminski (2) President & Chief Executive Officer	0

Samuel W. Duggan II (3) Chief Financial Officer	0

Frank J. Cheng Senior Vice President, Marketing & Business Development	25,000

Karen W. Duros Senior Vice President, General Counsel & Secretary	25,000

David A. Giffin Vice President, Human Resources	25,000

(1)	Service-Vested RSUs price on the date of grant was $2.49.
(2)	Mr. Kaminski has announced his resignation as President & CEO effective April 12, 2013.
(3)	Mr. Duggan resigned from the Company effective February 22, 2013.

CEO Separation Agreement

The Company’s President and Chief Executive Officer, Michael Kaminski, has resigned effective April 12, 2013. Mr. Kaminski will continue to receive his base salary and remain eligible for a payout under the 2013 Management Bonus Plan for first quarter results.

The Committee considered the need to arrange a consulting agreement with Mr. Kaminski after his departure from the Company. It was determined that the agreement would cover the period from April 13, 2013 through October 13, 2014 to ensure a smooth transition to new leadership occurs. In exchange, Mr. Kaminski’s outstanding equity will continue to vest during the time he continues to provide services. He will not receive any base salary nor will he be eligible for payouts under the Management Bonus Plan during the period covered by the consulting agreement.

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

Federal Income Tax Considerations

Section 162(m) of the Internal Revenue Code limits the tax deduction allowable for executive compensation to $1.0 million per year for certain executive officers unless such compensation is performance based. As the cash compensation paid to our executive officers is below $1.0 million, and the Compensation Committee believes that the performance vested restricted stock granted would meet the requirements for performance-based compensation, and the value of time vested restricted share units is not substantial, the Company believes that these limitations did not impact the Company in 2012.

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

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation paid to the following executive officers (our “Named Executive Officers”) for fiscal years 2010, 2011 and 2012. For more information about the components of the total compensation, refer to the “Compensation Discussion and Analysis” section of this annual report.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Totals ($)
Michael P. Kaminski(5)	2012	352,000	275,200	—	69,946	1,980	699,126
President and Chief Executive Officer	2011	399,667	339,600	555,713	0	9,330	1,304,310
	2010	400,000	—	281,250	52,000	9,330	742,580

Samuel W. Duggan II (6)	2012	274,500	127,600	—	30,000	1,768	433,868
Chief Financial Officer	2011	67,500	26,000	108,325	0	436	202,261

Frank J. Cheng (7)	2012	265,500	92,650	—	39,244	1,682	390,076
Senior Vice President,	2011	276,208	128,286	200,057	0	228,418	832,969
Marketing and Business Development	2010	193,910	—	262,800	50,000	45,348	552,058

Karen W. Duros (8)	2012	243,000	71,805	—	39,100	1,617	355,522
Senior Vice President,	2011	263,250	97,524	133,371	0	5,764	499,909
General Counsel & Secretary	2010	66,635	—	191,800	7,616	254	266,305

David A. Giffin	2012	180,000	71,805	—	27,926	1,280	281,011
Vice President, Human Resources	2011	192,833	87,024	133,371	0	6,465	419,693
	2010	187,000	—	112,500	25,000	7,450	331,950

(1)

Amounts reported include the aggregate grant date fair value of awards granted during the year computed in accordance with ASC 718, Compensation-Stock Compensation. These awards consist of grants of common stock, restricted shares and RSUs. Restricted shares granted to employees are valued at the fair market value at the date of grant. See Note 11 of the notes to our consolidated financial statements contained in our 2012 Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the ASC 718, Compensation-Stock Compensation values of our equity awards. These amounts reflect the aggregate grant date fair value for these awards and do not correspond to the actual value that will be recognized by the Named Executive Officers.

(2)

These amounts represent the aggregate grant date fair value of stock options and stock appreciation rights granted during the year computed in accordance with ASC 718, Compensation-Stock Compensation. See Note 11 of the notes to our consolidated financial statements contained in our 2012 Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the grant date fair values of our equity awards. These amounts reflect the aggregate grant date fair value for these awards and do not correspond to the actual value that will be recognized by the Named Executive Officers. All outstanding stock options and stock appreciation rights are currently under water. Please see the “Grants of Plan-Based Awards Table” for information on restricted share units granted in fiscal year 2012.

(3)

These amounts represent cash awards earned during the respective fiscal year under the applicable annual incentive programs, which were paid in the following fiscal year. See the “Compensation Discussion and Analysis” section above for a more detailed discussion.

(4)

All Other Compensation includes non-routine compensatory payments as well as amounts contributed by us to the executive’s 401(k) plan and the payment of group term life insurance premiums. Included in All Other Compensation for Mr. Cheng includes $219,292 for relocation expenses relating to the sale of his home in 2011 and relocation allowance in the amount of $42,253 in 2010. No other single amounts exceeded $10,000 for any individual.

(5)	Mr. Kaminski has announced his resignation effective April 12, 2013.

(6)	Mr. Duggan joined the Company on October 1, 2011. He resigned from the Company effective February 22, 2013.
(7)	Mr. Cheng joined the Company on April 19, 2010.
(8)	Ms. Duros joined the Company on October 4, 2010.

The following table sets forth certain information with respect to plan-based awards granted to each of our Named Executive Officers during the fiscal year ended December 31, 2012.

GRANTS OF PLAN-BASED AWARDS

Named Executive Officer	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)			Estimated Future Payouts Under Equity Incentive Plan Awards(#) (2)	All Other Stock Awards: Number of Share of Stock or Units (#) (3)	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Threshold ($)	Target ($)	Maximum ($)
Michael P. Kaminski (5)	2/14/12	105,000	210,000	420,000	17,500		35,000
	8/22/12					80,000	135,200

Samuel W. Duggan II (6)	2/14/12	69,667	139,333	278,667	7,500		15,000
	8/22/12					40,000	67,600

Frank J. Cheng	2/14/12	71,250	142,500	285,000	6,300		12,600
	8/22/12					25,000	42,250

Karen W. Duros	2/14/12	54,000	108,000	162,000	4,200		8,400
	8/22/12					22,500	38,205

David A. Giffin	2/14/12	40,000	80,000	120,000	4,200		8,400
	8/22/12					22,500	38,205

(1)

Constitutes awards that could have been earned under the 2012 annual bonus program. Refer to “Compensation Discussion and Analysis” for additional information regarding cash payouts to Named Executive Officers.

(2)

Constitutes performance based restricted share units issued in 2012 under the 2002 Stock Incentive Plan. Performance based restricted share units will vest only if certain performance goals are achieved. Those goals have not yet been achieved.

(3)	All Other Stock constitutes time based restricted share units issued in 2012 under the 2012 Stock Incentive Plan.
(4)

Includes the full grant date fair value of options, stock appreciation rights, restricted stock awards or restricted share units, computed in accordance with ASC 718, Compensation-Stock Compensation, applying the same valuation model and assumptions applied for financial reporting purposes. Generally, the full grant date fair value is the amount that the Company would expense in its financial statements over the award vesting schedule. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the Named Executive Officers.

(5)	Mr. Kaminski has announced his resignation from the Company effective April 12, 2013.
(6)	Mr. Duggan resigned from the Company effective February 22, 2013.

The following table discloses information regarding outstanding awards under the Company’s 2002 Stock Incentive Plan, as amended, and 2012 Stock Incentive Plan as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (December 31, 2012)

	Option Awards				Stock Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Michael P. Kaminski (4)	1,388	—	59.40	5/27/2013
	6,944	—	59.40	1/17/2014
	5,000	—	68.60	2/5/2013
	10,000	—	49.70	5/28/2013
	12,500	—	46.00	12/11/2013
	8,854	3,646	46.70	2/17/2015
	12,031	14,219	35.20	2/15/2021
					6,750	17,213
					9,357	23,860
					17,500	44,625
					80,000	204,000

Samuel W. Duggan II (5)	5,468	12,032	10.04	10/1/2021
					2,500	6,375
					7,500	19,125
					40,000	102,000

Frank J. Cheng	3,000	1,500	48.60	4/20/2015
	5,625	3,375	35.50	6/16/2015
	4,331	5,119	35.20	2/15/2021
					2,430	6,197
					3,922	10,001
					25,000	63,750
					6,300	16,065

Karen W. Duros	5,416	4,584	40.02	10/3/2015
	2,887	3,413	35.20	2/15/2021
					1,620	4,131
					3,715	9,473
					22,500	57,375
					4,200	10,710
David A. Giffin	3,000	—	68.60	2/5/13
	2,500	—	70.30	8/5/13
	1,916	84	33.80	2/18/14
	3,541	1,459	46.70	2/17/15
	2,887	3,413	35.20	2/15/21
					1,620	4,131
					2,752	7,018
					22,500	57,375
					4,200	10,710

(1)

The amounts appearing in this column represent the total number of options and stock appreciation rights that have not vested as of December 31, 2012. Option grants and SARs vest at the rate of 25% after one year of service from the date of grant, and monthly thereafter, over 36 additional months.

(2)

The amounts appearing in this column represent the total number of time based restricted share units and performance based restricted stock granted under our 2002 Stock Incentive Plan or the 2012 Stock Incentive Plan. The performance based restricted stock will vest only if certain performance goals are achieved. Those goals have not yet been achieved.

(3)	Based on the closing price of $2.55 for the shares of our common stock on December 30, 2012 (the last business day of fiscal year 2012).
(4)	Mr. Kaminski has announced his resignation from the Company effective April 12, 2013.
(5)	Mr. Duggan resigned from the Company effective February 22, 2013.

Option exercises and stock vested

With respect to the Named Executive Officers, no options or stock appreciation rights were exercised during the fiscal year ended December 31, 2012.

Potential Payments upon Termination or Change of Control

The award agreements under our 2002 Stock Incentive Plan and 2012 Stock Incentive Plan provide for the acceleration of certain equity awards in the event of termination of the employee’s employment due to a change of control of the Company. The provisions under the award agreements are generally applicable to awards granted to all participants in the Plan, including the Named Executive Officers. We have described those provisions generally below. Additionally, under the stock incentive plans, in the event of a change of control of the Company, the Compensation Committee has discretion to provide for termination of awards in exchange for cash payments or the issuance of substitute awards. Benefits or payments under other plans and arrangements that are generally available to the Company’s employees on similar terms are not described.

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

Following the description of each Named Executive Officer’s specific employment agreement, we have quantified, in tabular format, the potential payments and benefits upon termination without cause or due to a change of control of the Company for each of the Named Executive Officers, assuming the Named Executive Officer’s employment terminated on December 31, 2012, and, if applicable, based on our closing stock price of $2.55 on that date. In calculating the value of acceleration of equity awards, the value of unvested options and SARs equals $2.55 per share minus the exercise price for all such options or SARs and the value of the restricted shares and RSUs equals $2.55 per share multiplied by the number of unvested restricted shares or RSUs, as applicable.

Provisions of awards under the Stock Incentive Plans

If a Named Executive Officer’s employment is terminated on or within one year after a change of control (or in the case of incentive stock options, in contemplation of a change of control, or in the case of restricted stock or SARs, the employee leaves for good reason, as defined in the agreement), the award agreements for such stock options, restricted stock and SARs under the 2002 Stock Incentive Plan and 2012 Stock Incentive Plan provide as follows: (1) all unvested stock options and SARs will vest immediately and all unexercised options and SARs can be exercised for their remaining terms; and (2) all outstanding performance based RSUs vest immediately and become non-forfeitable.

The awards do not generally accelerate in connection with the retirement, resignation or other termination of employment (i.e., voluntary termination, termination for cause or involuntary termination) of any of the participants. In addition, none of the equity awards under the 2002 Stock Incentive Plan or 2012 Stock Incentive Plan accelerate in the event of termination by death or disability, although SARs and options could be exercised for specified periods following such termination events.

Employment Agreements and Quantification of Payments upon Termination or Change of Control

Mr. Kaminski. If Mr. Kaminski is terminated without cause, he will be paid his monthly base salary for a period of 24 months, provided that, if he is reemployed by the Company or obtains comparable employment during such 24 month period, his salary continuation payments will be offset by the amount of salary from the

Company or a new employer. In addition, the number of his stock options, stock appreciation rights or other equity awards subject to vesting over the 12 month period following any such termination will automatically vest as of the termination date and will be exercisable for a period of one year thereafter or the remaining term of the award, whichever is earlier. In the event of a change of control of the Company, if Mr. Kaminski is not offered a comparable position and salary in the surviving entity after the change of control, he will be paid his monthly base salary for a period of 24 months after the termination of his employment. Additionally, 100% of his unvested options, stock appreciation rights and restricted shares will vest under the terms of the 2002 Stock Incentive Plan and 2012 Stock Incentive Plan. If Mr. Kaminski is terminated without cause or as a result of a change of control during a year in which he has served at least six months as president and chief executive officer, he is entitled to receive a bonus from any bonus plan in which he is a participant at the same level as the other management employees on a prorated basis based on the number of days worked. In the event of either a termination without cause or as a result of change of control, Mr. Kaminski will be entitled to his medical and dental benefits for a period of 24 months (subject to any requirements for employee contributions), except that such benefits will end if he obtains full time employment with another employer. Mr. Kaminski has announced his resignation from the Company effective April 12, 2012.

Other Named Executive Officers. If a Named Executive Officer, other than Mr. Kaminski, is terminated by the Company without cause, the Named Executive Officer will receive his or her monthly base salary as of the date of termination for 12 months following the date of termination. The officer also will receive continuation of medical and dental benefits and life and disability insurance benefits (subject to any requirement for employee premium contributions) for 12 months, except that such benefits will terminate upon receipt of comparable benefits from another employer. In the event of termination by the Company without cause, the salary continuation payments will be offset by the amount of any compensation the officer receives during the severance period from the Company, any other employer or as an independent contractor. In addition, the RSUs granted in October 2011 in connection with the officers’ salary reductions (other than Mr. Duggan) will vest pro rata based on the number of days from the date of grant to the date of termination.

In the event of a termination of a Named Executive Officer, other than Mr. Kaminski, during the period commencing six months prior to a change of control of the Company and ending two years after a change of control, or if the officer separates from service for good reason, as defined in the employment agreement, within two years after a change of control of the Company, then the officer will be entitled to a lump sum payment equal to the officer’s annual base salary at a rate equal to the greater of the rate in effect immediately before the officer’s separation or the rate in effect immediately before the change of control. In addition the officer will receive continued medical and dental coverage under the Company’s benefit plans pursuant to COBRA for up to one year following the officer’s separation from service at the Company’s cost, and continued life and disability insurance benefits, also at the Company’s cost. All awards under the 2002 Stock Incentive Plan and the 2012 Stock Incentive Plan will vest in full.

Based on a hypothetical termination date of December 31, 2012, the severance benefits for the Named Executive Officers would have been as follows:

Named Executive Officer	Termination without cause ($) (1)	Involuntary termination due to change of control ($) (2)
Michael P. Kaminski (3)	1,008,489	1,161,489
Samuel W. Duggan II (4)	314,596	447,496
Frank J. Cheng (5)	310,749	403,861
Karen W. Duros (6)	295,286	374,513
David A. Giffin (7)	218,937	295,934

(1)

These amounts reflect cash severance payments; the value of extended medical and dental benefits and life and disability insurance (except that Mr. Kaminski will not receive life and disability insurance); and in the case of Mr. Kaminski only, the value of accelerated vesting of performance based restricted stock and time based restricted share units calculated based on the closing price of $2.55 for shares of our common stock on December 31, 2012. No value is included based on accelerated vesting of stock options or SARs for Mr. Kaminski because all of his stock options and SARs are underwater. The value of extended medical and dental benefits and life and disability insurance (“Benefits”) was determined based on the annual cost of the Company’s contribution for employees’ medical and dental benefits and the full annual cost of life and disability insurance.

(2)

These amounts reflect cash severance payments; the value of extended medical and dental benefits and life and disability insurance (except that Mr. Kaminski will not receive life and disability insurance); the value of accelerated vesting of performance based restricted stock and time based restricted share units calculated based on the closing price of $2.55 for shares of our common stock on December 31, 2012. No value is included based on accelerated vesting of stock options or SARs because all of the stock options and SARs held by the officers are underwater. The value of extended Benefits was determined based on the full annual cost of COBRA benefits and live and disability insurance.

(3)

These amounts include $840,000 of cash severance, $31,789 of extended Benefits, and $136,700 for accelerated vesting of restricted stock and RSUs in the event of a termination without cause; and $840,000 of cash severance, $31,789 of extended Benefits, and $289,700 for accelerated vesting of restricted stock and RSUs in the event of a termination due to a change of control. Excludes amount related to a potential bonus available to Mr. Kaminski upon termination without cause or due to a change of control as described above. Mr. Kaminski has announced his resignation from the Company effective April 12, 2013.

(4)

These amounts include $297,000 of cash severance and $17,596 of extended Benefits in the event of a termination without cause; and $297,000 of cash severance, $22,996 of extended Benefits, and $127,500 for accelerated vesting of restricted stock and RSUs in the event of a termination due to a change of control. Mr. Duggan resigned from the Company effective February 22, 2013.

(5)

These amounts include $285,000 of cash severance, $17,448 of extended Benefits, and $8,301 for accelerated vesting of restricted stock and RSUs in the event of a termination without cause; and $285,000 of cash severance, $22,848 of extended Benefits, and $96,013 for accelerated vesting of restricted stock and RSUs in the event of a termination due to a change of control.

(6)

These amounts include $270,000 of cash severance, $17,421 of extended Benefits, and $7,865 for accelerated vesting of restricted stock and RSUs in the event of a termination without cause; and $270,000 of cash severance, $22,821 of extended Benefits, and $81,692 for accelerated vesting of restricted stock and RSUs in the event of a termination due to a change of control.

(7)

These amounts include $200,000 of cash severance, $13,112 of extended Benefits, and $5,825 for accelerated vesting of restricted stock and RSUs in the event of a termination without cause; and $200,000 of cash severance, $16,700 of extended Benefits, and $79,234 for accelerated vesting of restricted stock and RSUs in the event of a termination due to a change of control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of February 28, 2013 by:

•	each person known by us to own beneficially more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of our directors and executive officers as a group.

There were 8,059,224 shares of common stock outstanding as of February 28, 2013. Unless otherwise indicated, the table below includes the number of shares underlying options, debentures, warrants, and restricted share units (less shares withheld for tax withholdings) that are currently exercisable or exercisable within 60 days of February 28, 2013. Shares of common stock subject to options, debentures and warrants that are currently exercisable or exercisable within 60 days of February 28, 2013 are considered outstanding and beneficially owned by the person holding the options, debentures or warrants for the purposes of computing beneficial ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws where applicable, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Stereotaxis, Inc., 4320 Forest Park Avenue, Suite 100, St. Louis, Missouri 63108.

Name and Address of Beneficial Owner of Common Stock	Number of shares of Common Stock beneficially owned	Percentage of shares of Common Stock beneficially owned
Five percent shareholders
Alafi Capital Company LLC (1) 9 Commodore Drive, Suite 405 Emeryville, CA 94608	2,704,480	28.48%

Entities affiliated with Sanderling Ventures (2) 400 S. El Camino Real, Suite 1200 San Mateo, CA 94402	2,324,131	24.83%

Franklin Resources, Inc. (3) One Franklin Parkway San Mateo, CA 94403	1,636,640	18.79%

Prescott Group Capital Management, L.L.C. (4) 1924 South Utica, Suite 1120 Tulsa, OK 74104	860,495	9.99%

Tenor Capital Management Company, L.P. (5) 1180 Avenue of the Americas, Suite 1940 New York, NY 10036	454,299	5.34%
Directors and Named Executive Officers
Christopher Alafi, Ph.D. (6)	2,752,357	28.95%
Fred A. Middleton (7)	2,411,283	25.70%
David W. Benfer (8)	18,085	*
Joseph D. Keegan, Ph.D. (9)	6,085	*
William M. Kelley (10)	16,175	*
Robert J. Messey (11)	17,595	*
William C. Mills III (12)	18,745	*
Eric N. Prystowsky, M.D. (13)	10,835	*
Euan S. Thomson, Ph.D.	0	*
Michael P. Kaminski (14)	74,022	*
Samuel W. Duggan II (15)	7,500	*
Frank J. Cheng (16)	27,466	*
Karen W. Duros (17)	18,725	*
David A. Giffin (18)	25,209	*
All directors and executive officers as a group (14 persons) (19)	5,404,082	49.28%

*	Indicates ownership of less than 1%
(1)

Includes 1,266,628 shares held by and 1,437,852 shares issuable under warrants held by Alafi Capital Company LLC (“Alafi Capital”). Christopher Alafi and Moshe Alafi are the managing partners of Alafi Capital and have full voting and investment power with respect to the shares owned by Alafi Capital. All information regarding ownership of Alafi Capital and its affiliates is based solely on a Schedule 13D filed by Alafi Capital on March 18, 2009, and Form 4s filed by Dr. Alafi on August 19, 2010, November 12, 2010, September 9, 2011, September 12, 2011, April 3, 2012, May 3, 2012, and May 14, 2012. Dr. Alafi was a director of the Company. His term as a director expired on August 22, 2012, the date of the 2012 Annual Meeting of Shareholders.

(2)

Includes: (a) 80 shares held by the Middleton McNeil Retirement Trust; (b) 83 shares held by Sanderling Ventures Management V; (c) 3,060 shares held by and 10,686 shares issuable under warrants held by Sanderling VI Beteiligungs GmbH & Co. KG; (d) 3,646 shares held by and 12,732 shares issuable under warrants held by Sanderling VI Limited Partnership; (e) 28,117 shares held by and 99,399 shares issuable under warrants held by Sanderling Ventures Management VI; (f) 53,276 shares held by Sanderling IV Biomedical Co-Investment Fund, L.P.; (g) 22,452 shares held by Sanderling Venture Partners IV Co-Investment Fund, L.P.; (h) 67,791 shares held by Sanderling Venture Partners V Co-Investment Fund, L.P.; (i) 11,097 shares held by Sanderling V Beteiligungs GmbH & Co. KG; (j) 11,957 shares held by Sanderling V Limited Partnership; (k) 39,716 shares held by Sanderling V Biomedical Co-Investment Fund, L.P.; (l) 1,500 shares held by Sanderling Management, LLC 401(k) Plan; and (m) 782,272 shares held by and 1,176,265 shares issuable under warrants held by Sanderling Venture Partners VI Co-Investment Fund, L.P.

The Middleton McNeil Retirement Trust has voting and dispositive authority over the shares owned by such trust. The trust's trustees are Fred A. Middleton and Robert G. McNeil, who manage the trust for the benefit of Fred A. Middleton and Robert G. McNeil. Such individuals disclaim beneficial ownership of all such shares held by the foregoing trust, except to the extent of their proportionate pecuniary interests therein.

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

All information regarding ownership of Sanderling Ventures and its affiliates is based solely on a Schedule 13D filed by Sanderling Ventures on March 18, 2009, and Form 4s filed by Mr. Middleton on August 19, 2010, November 12, 2010, April 3, 2012, May 3, 2012, May 14, 2012, August 24, 2012, and December 4, 2012.

(3)

All information regarding ownership of Franklin Resources, Inc. is based a Schedule 13G filed on February 12, 2013 by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr., and Franklin Advisers, Inc. The shares are owned by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries of Franklin Resources, Inc., including Franklin Advisers, Inc. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of Franklin Resources, Inc. and are the principal shareholders of Franklin Resources, Inc. Franklin Advisers, Inc. has sole voting and sole dispositive power over 986,022 shares of common stock and 650,618 shares of common stock issuable under warrants.

(4)

Prescott Group Aggressive Small Cap, L.P. ("Prescott Small Cap") and Prescott Group Aggressive Small Cap II, L.P. ("Prescott Small Cap II" and, together with Prescott Small Cap, the "Small Cap Funds") are the general partners of Prescott Group Aggressive Small Cap Master Fund, G.P. ("Prescott Master Fund"). Prescott Group Capital Management, L.L.C. ("Prescott Capital") is the general partner of the Small Cap Funds and Mr. Phil Frohlich is the principal of Prescott Capital, and as a result Mr. Frohlich and Prescott Capital may direct the vote and disposition of these securities on behalf of the Small Cap Funds.

Prescott Capital and Mr. Phil Frohlich are the beneficial owners of 1,494,117 shares of common stock, which consists of (i) 303,995 shares of common stock, (ii) 595,061 shares of common stock issuable upon conversion of presently convertible notes and (iii) warrants exercisable to purchase 595,061 shares of common stock; provided, however, that the “blocker provision” applicable to such notes and warrants restricts the conversion of the convertible notes and the exercise of the warrants such that Prescott Capital and Mr. Phil Frohlich may only covert such notes and exercise such warrants up to a maximum percentage of beneficial ownership of 9.99% of the Company’s outstanding common stock. Therefore, Prescott Capital and Mr. Phil Frohlich are restricted in the amount of their beneficial ownership to 860,495 shares of common stock, which amount consists of (i) 303,995 shares of common stock and (ii) 556,500 shares of common stock (A) issuable upon conversion of presently convertible notes and/or (B) receivable upon exercise of presently held warrants.

All information regarding ownership of Prescott Capital is based on Prescott Master Fund's participation in a convertible debenture transaction with Stereotaxis, Inc. on May 7, 2012 and a Schedule 13G/A filed on February 14, 2013 by Prescott Capital, the Small Cap Funds, and Mr. Frohlich.

(5)

Tenor Capital Management Company, L.P. (“Tenor Capital”) is the investment manager of Tenor Opportunity Master Fund Ltd. (“Tenor Opportunity”) and Aria Opportunity Fund, Ltd. (“Aria”), and has voting and investment power over securities held by Tenor Opportunity and Aria. The total beneficial ownership of 454,299 shares of common stock consists of (i) 7,933 shares of common stock; (ii) warrants exercisable to purchase 223,148 shares of common stock; and 223,148 shares of common stock issuable upon conversion of presently convertible notes. All information regarding ownership of Tenor Capital is determined by our calculations based on the participation of Tenor Opportunity and Aria in a convertible debenture transaction with Stereotaxis, Inc. on May 7, 2012, our review of a Schedule 13G filed on February 13, 2013 by Tenor Capital, and further information furnished by Tenor Capital.

(6)

Includes 1,226,628 shares held by and 1,437,852 additional shares issuable under warrants held by Alafi Capital as described above. Dr. Alafi is a general partner of Alafi Capital and disclaims beneficial ownership of the shares and warrants held by Alafi Capital except to the extent of his proportionate partnership interest therein. Includes 223 shares held by the Alafi Family Foundation, 12,600 shares held by the Christopher Alafi Trust, and 3,000 shares held by Dr. Alafi's mother. Also includes options to purchase 9,225 shares of common stock held by Dr. Alafi. Dr. Alafi’s term as director expired on August 22, 2012, the date of the 2012 Annual Meeting of Shareholders.

(7)

Includes 1,025,049 shares held by and 1,299,082 additional shares issuable under warrants held by Sanderling as described above. Mr. Middleton disclaims beneficial ownership of the shares and warrants held by Sanderling and Middleton-McNeil L.P. except to the extent of his proportionate ownership interest therein. Also includes options to purchase 22,550 shares of common stock

(8)	Includes 11,150 options to purchase shares of common stock. Includes 2,025 shares of common stock held by Mr. Benfer’s spouse.
(9)	Includes options to purchase 4,050 shares of common stock.
(10)	Includes options to purchase 10,150 shares of common stock.
(11)	Includes options to purchase 13,925 shares of common stock. Includes 20 shares of common stock held by trust.
(12)	Includes options to purchase 14,075 shares of common stock.
(13)	Includes options to purchase 7,800 shares of common stock.
(14)

Includes options to purchase 37,948 shares of common stock. Includes 70 shares of common stock held by the Cynthia B. Kaminski Revocable Trust, and 300 shares of common stock held by immediate family members.

(15)	Includes 5,000 shares of common stock held by the Samuel W. Duggan II Trust.
(16)	Includes options to purchase 14,869 shares of common stock.
(17)	Includes options to purchase 9,663 shares of common stock.
(18)	Includes options to purchase 14,871 shares of common stock.
(19)	Includes shares beneficially owned by Christopher Alafi as described above. Dr. Alafi’s term as a director expired on August 22, 2012, the date of the 2012 Annual Meeting of Shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information regarding securities to be issued upon the exercise of outstanding options, warrants and rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	373,899	$43.90	660,777
Equity compensation plans not approved by shareholders	—	—	—

Total	373,899		660,777

(1)	Includes 529,312 shares of RSUs which may only be transferred upon vesting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Board has determined that, other than Mr. Kaminski, each of our directors, and each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is independent under the rules of the NASDAQ Global Market. As a result, our Board currently has a majority of independent directors consistent with the rules of the NASDAQ Global Market. Each member of the Audit Committee is independent as defined in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. During 2012, the Company had a consulting agreement with Dr. Prystowsky, which expired in February 2012. The Board determined this agreement did not impair his independent judgment.

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

Note and Warrant Purchase Agreement. Effective November 10, 2010, we executed the Third Amendment to the Note and Warrant Purchase Agreement with Alafi Capital Company and certain affiliates of Sanderling Venture Partners (the “Lenders”) under which the Lenders committed to extend their October 2009 agreement to loan us an aggregate of $10 million on an unsecured basis through March 31, 2012. This facility may also be used by the Company to guarantee its loan commitments with Silicon Valley Bank, its primary bank lender, through the same extended term. In conjunction with this extension, we issued five-year warrants to purchase an aggregate of 80,000 shares of our common stock at an exercise price of $40.15 per share to the Lenders. Such number of warrants was equal to 32% of the $10 million extension with an exercise price equal to 10% above the price of common shares sold in the November 2010 public offering.

Effective March 30, 2012, we executed the Fourth Amendment to the Note and Warrant Purchase Agreement with the Lenders, in connection with the extension of our loan commitments with Silicon Valley Bank through April 30, 2012. We issued five-year warrants to purchase an aggregate of 75,734 shares of our common stock at an exercise price of $6.60 per share to the Lenders. The exercise price is equal to the closing bid price on March 29, 2012, the trading day immediately prior to the date of the amendment.

Effective May 1, 2012, we executed the Fifth Amendment to the Note and Warrant Purchase Agreement with the Lenders, in connection with the extension of our loan commitments with Silicon Valley Bank through May 15, 2012. We issued five-year warrants to purchase an aggregate of 60,975 shares of our common stock, at an exercise price of $4.10 per share to the Lenders. The exercise price is equal to the closing bid price on April 30, 2012, the trading day immediate prior to the date of the amendment.

Effective May 7, 2012, we executed the Sixth Amendment to the Note and Warrant Purchase Agreement (“Sixth Amendment”) with the Lenders, in connect with the extension of our loan commitments with Silicon Valley Bank through March 31, 2013. The Lenders’ obligation to provide either direct loans to us or guarantee our loan commitments with Silicon Valley Bank was decreased from $10 million in aggregate to $3 million. We issued five-year warrants to purchase an aggregate of 234,305 shares of our common stock, at an exercise price of $3.36 per share to the Lenders. The exercise price is equal to the closing bid price on May 4, 2012, the trading day immediately prior to the date of the amendment.

Prior to May 7, 2012, the obligations under the $10 million loan or guarantee commitment, and the number of warrants granted under each of the amendments are split evenly between Alafi Capital Company and certain affiliates of Sanderling Venture Partners. Under the Sixth Amendment, the loan obligation or guarantee commitment of Alafi Capital Company is $1.0 million, and that of certain affiliates of Sanderling Ventures Partners is $2.0 million, and the warrants were granted on a proportionate basis. The Lenders are affiliates of Christopher D. Alafi and Fred A. Middleton, respectively. Each of these transactions was reviewed and approved by non-interested directors at a meeting of the Board of Directors, at which Mr. Middleton and Mr. Alafi were recused from the discussions and vote, or by the Audit Committee. Neither Mr. Middleton nor Mr. Alafi was a member of the Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were charged for professional services rendered by Ernst & Young LLP, our independent registered public accountants, in fiscal year 2011 and fiscal year 2012:

Description of Professional Service	Amount Billed for Fiscal Year
	2011 $	2012 $
Audit Fees—professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.	350,000	451,000

Audit-Related Fees—assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of financial statements and are not reported as “Audit Fees.”	1,995	1,800

Tax Fees—professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning.	—	—

All Other Fees	—	—

Total Ernst & Young LLP Fees	351,995	452,800

Pre-Approval Policy

As described in the Audit Committee charter, which was amended and restated in August, 2011, it is the Audit Committee’s policy and procedure to review and consider and ultimately pre-approve, where appropriate, all audit and non-audit engagement services to be performed by our independent registered public accountants. All of the audit services, audit-related services and tax services provided by Ernst & Young LLP during fiscal year 2012 were pre-approved in accordance with the Audit Committee’s policy.

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

See Exhibit Index appearing on page 124 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: April 1, 2013	By:	/s/ MICHAEL P. KAMINSKI
Michael P. Kaminski President & Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael P. Kaminski and Martin C. Stammer, and each of them, his true and lawful attorneys-in-fact and agents, with full Power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full Power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. MILLS III William C. Mills III	Chairman of the Board of Directors	April 1, 2013

/s/ MICHAEL P. KAMINSKI Michael P. Kaminski	President & Chief Executive Officer, Director (principal executive officer)	April 1, 2013

/s/ MARTIN C. STAMMER Martin C. Stammer	Interim Chief Financial Officer (principal financial officer and principal accounting officer)	April 1, 2013

/s/ DAVID W. BENFER David W. Benfer	Director	April 1, 2013

/s/ WILLIAM M. KELLEY William M. Kelley	Director	April 1, 2013

/s/ JOSEPH D. KEEGAN Joseph D. Keegan	Director	April 1, 2013

/s/ FRED A. MIDDLETON Fred A. Middleton	Director	April 1, 2013

/s/ ROBERT J. MESSEY Robert J. Messey	Director	April 1, 2013

/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky	Director	April 1, 2013

/s/ EUAN S. THOMSON Euan S. Thomson	Director	April 1, 2013

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at the End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2012	$667,529	$763	$(28,109)	$640,183
Year ended December 31, 2011	$367,536	$691,459	$(391,466)	$667,529
Year ended December 31, 2010	$322,463	$107,360	$(62,287)	$367,536

Allowance for inventories valuation:
Year ended December 31, 2012	$151,157	$122,783	$(201,301)	$72,639
Year ended December 31, 2011	$539,518	$156,852	$(545,213)	$151,157
Year ended December 31, 2010	$812,468	$67,252	$(340,202)	$539,518

EXHIBIT INDEX

Number	Description

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Form of PIPE Warrant issued pursuant to that certain Stock and Warrant Purchase Agreement dated May 7, 2012, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.3	Form of Subordinated Convertible Debenture issued pursuant to that certain Securities Purchase Agreement dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.4	Form of Convertible Debt Warrant issued pursuant to that certain Securities Purchase Agreement dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.5a	Form of Warrant issued pursuant to that certain Note and Warrant Purchase Agreement effective February 7, 2008, between the Registrant and certain investors named therein (included in Exhibit 10.21a, which is incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File 000-50884) for the fiscal year ending December 31, 2007).

4.5b	Form of Warrant issued pursuant to that certain First Amendment to Note and Warrant Purchase Agreement effective December 29, 2008, between the Registrant and the investors named therein (included in Exhibit 10.21b, which is incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008).

4.5c	Form of Warrant issued pursuant to that certain Second Amendment to Note and Warrant Purchase Agreement effective October 9, 2009, between the Registrant and certain investors named therein (included in Exhibit 10.21c, which is incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009).

4.5d	Form of Warrant issued pursuant to that certain Third Amendment to Note and Warrant Purchase Agreement effective November 10, 2010, between the Registrant and certain investors named therein (included in Exhibit 10.21d).

4.5e	Form of Warrant Issued Pursuant to that Certain Fourth Amendment to Note and Warrant Purchase Agreement dated March 30, 2012, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2012.

4.5f	Form of Warrant issued pursuant to that certain Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Company and certain investors named therein (included in Exhibit 10.21f).

Number	Description

4.5g	Form of Warrant issued pursuant to that certain Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Company and certain investors named therein (included in Exhibit 10.21g).

4.5h	Amendment to Warrants of Stereotaxis, Inc., dated May 10, 2012, by and between the Company and the Warrant Holders, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

4.6	Form of Series A Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.7	Form of Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.8

Warrant to Purchase Stock pursuant to that certain Loan and Security Agreement, dated

December 17, 2010, between Silicon Valley Bank and the Company incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010 .).

10.1a#	Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.1b#	Form of Restricted Share Unit Terms of Award under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.1c#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award (filed herewith).

10.1d#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013 (filed herewith).

10.2a#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.2b#	Form of Incentive Stock Option Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.2c#	Form of Non-Qualified Stock Option Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

10.2d#	Form of Restricted Stock Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.2e#	Form of Performance Share Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.2f#	Form of Stock Appreciation Right Award Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 19, 2008.

Number	Description

10.2g#	Form of Restricted Share Unit Terms of Award, October 10, 2012, under 2002 Stock Incentive Plan incorporated by reference to Exhibit 10.2g of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.2h#	Form of Restricted Performance Share Terms and Conditions Under Stereotaxis, Inc. 2002 Stock Incentive Plan, February 14, 2012 (filed herewith).

10.3#	2009 Employee Stock Purchase Plan, as adopted June 10, 2009, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.4a#	2002 Non-Employee Directors’ Stock Plan, as amended and restated May 29, 2008, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.4b#	Form of Non-Qualified Stock Option Agreement under the 2002 Non-Employee Directors’ Stock Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2005.

10.4c#	Form of Restricted Share Unit Agreement, Director Award, January 3, 2012, under 2002 Stock Incentive Plan incorporated by reference to Exhibit 10.4c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.5a#	Employment Agreement dated April 17, 2002, between Michael P. Kaminski and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.8.

10.5b#	First Amendment to Employment Agreement dated as of May 29, 2008, by and between the Registrant and Michael P. Kaminski, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed June 3, 2008.

10.5c#	Corrected Second Amendment to Employment Agreement dated August 6, 2009, by and between Michael P. Kaminski and the Registrant, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.5d#	Amendment to Executive Employment Agreement dated October 1, 2011 by and between the Company and Michael P. Kaminski Kaminski incorporated by reference to Exhibit 10.5d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.6#	Form of Amended and Restated Executive Employment Agreement, 2013, between certain executives and executive officers and Registrant (filed herewith).

10.7a#	Form of Executive Employment Agreement between certain executive officers and the Registrant incorporated by reference to Exhibit 10.7a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.7b#	Form of Amendment to Executive Employment Agreement between certain executive officers and the Company incorporated by reference to Exhibit 10.7b of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.8#	Summary of management bonus plan (filed herewith).

10.9#	Summary of annual cash compensation of named executive officers (filed herewith).

10.10#	Summary of Non-Employee Directors’ Compensation, incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.11#	Stereotaxis Advisory Board and Consulting Agreement, dated February 25, 2011, between the Company and Eric N. Prystowsky, MD incorporated by reference to Exhibit 10.2 the Registrant’s Form 10-Q (File No. 000-50884) filed for the fiscal quarter ended March 31, 2011.

Number	Description

10.12a†	Collaboration Agreement dated June 8, 2001, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.12b†	Extended Collaboration Agreement dated May 27, 2003, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.12c†	Amendment to Collaboration Agreement dated May 5, 2006, between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.13a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.13b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.13c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.13d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.13e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.13f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.13g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

10.13h†	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010, incorporated by reference to Exhibit 10.13h of the Registrant’s Form 10-K (File No. 000-50884) filed for the fiscal year ended December 31, 2010).

10.13i	Seventh Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc., effective December 5, 2011, incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.14	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

Number	Description

10.15†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.16†	Japanese Market Development Agreement dated May 18, 2004, between the Registrant, Siemens Aktiengesellschaft and Siemens Asahi Medical Technologies Ltd., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.32.

10.17a†	Office Lease dated November 15, 2004, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.17b	Amendment to Office Lease dated November 30, 2007, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.18a	Securities Purchase Agreement, dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.18b	Form of Convertible Debt Registration Rights Agreement incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.18c	Form of Subordination Agreement incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.19a	Second Amended and Restated Loan and Security Agreement, effective November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.19b	Waiver Agreement between the Company, Stereotaxis International, Inc. and Silicon Valley Bank dated February 29, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on March 5, 2012.

10.19c	First Loan Modification Agreement (Domestic), between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.19d	Second Amendment to the Amended and Restated Loan and Security Agreement (Domestic) dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.19e	Third Amendment to Amended and Restated Loan and Security Agreement (Domestic), dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.75 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.19f	Fourth Loan Modification Agreement (Domestic) , dated December 28, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank (filed herewith).

10.20a	Amended and Restated Export-Import Bank Loan and Security Agreement effective November 30, 2011, among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.120e of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

Number	Description

10.20b	Export-Import Bank First Loan Modification Agreement, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.20c	Export-Import Bank Second Loan Modification and Waiver Agreement, dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.20d	Export-Import Bank Third Loan Modification and Waiver Agreement, dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.76 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.21a	Note and Warrant Purchase Agreement, effective February 7, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.21b	First Amendment to Note and Warrant Purchase Agreement, effective December 29, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008.

10.21c	Second Amendment to Note and Warrant Purchase Agreement, effective October 9, 2009, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.21d	Third Amendment to Note and Warrant Purchase Agreement, effective November 10, 2010, between the Registrant and the investors named therein incorporated by reference to Exhibit 10.21d of the Registrant’s Form 10-K (File No. 000-50884) filed for the fiscal year ended December 31, 2010.

10.21e	Fourth Amendment to the Note and Warrant Purchase Agreement between the Registrant and the investors named therein, dated March 30, 2012, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.21f	Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.21g	Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.22a	Loan Agreement dated as of November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Healthcare Royalty Partners II, L.P. f/k/a Cowen Healthcare Royalty Partners II LLC incorporated by reference to Exhibit 10.22a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.22b	Intercreditor Agreement dated as of December 5, 2011, by and among the Company, Stereotaxis International, Inc., Healthcare Royalty Partners II, L.P. f/k/a Cowen Healthcare Royalty Partners II LLC and Silicon Valley Bank incorporated by reference to Exhibit 10.22a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.23a	Stock and Warrant Purchase Agreement, effective May 7, 2012, between the Company, and certain purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.23b	Form of PIPE Registration Rights Agreement incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

Number	Description

10.23c	Form of Voting Agreement incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.