Form 10-Q
period 2013-03-31
Stereotaxis, Inc.
filed 2013-05-14
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).    ☐  Yes  ☒  No

The number of outstanding shares of the registrant’s common stock on April 30, 2013 was 8,154,500.

STEREOTAXIS, INC.

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,560,130	$7,777,718
Accounts receivable, net of allowance of $634,813 and $640,183 in 2013 and 2012, respectively	9,842,360	11,551,651
Current portion of long-term receivables	19,067	18,838
Inventories	5,487,887	5,098,241
Prepaid expenses and other current assets	3,475,578	3,492,067

Total current assets	28,385,022	27,938,515
Property and equipment, net	1,878,753	2,141,923
Intangible assets, net	1,904,361	1,979,320
Long-term receivables	18,906	73,199
Other assets	34,158	32,987

Total assets	$32,221,200	$32,165,944

Liabilities and stockholders’ deficit
Current liabilities:
Short-term debt and current maturities of long-term debt	$12,317,760	$12,264,490
Accounts payable	4,737,918	3,556,688
Accrued liabilities	5,038,255	5,361,810
Deferred revenue	9,943,607	9,502,939
Warrants and debt conversion features	2,364,271	2,968,348

Total current liabilities	34,401,811	33,654,275
Long-term debt, less current maturities	20,175,614	16,824,736
Long-term deferred revenue	359,606	477,159
Other liabilities	—	—
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2013 and 2012	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 8,145,930 and 8,018,615 shares issued at 2013 and 2012, respectively	8,146	8,019
Additional paid in capital	367,048,042	366,053,627
Treasury stock, 4,015 shares at 2013 and 2012	(205,999)	(205,999)
Accumulated deficit	(389,566,020)	(384,645,873)

Total stockholders’ deficit	(22,715,831)	(18,790,226)

Total liabilities and stockholders’ deficit	$32,221,200	$32,165,944

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Systems	$2,228,077	$5,179,505
Disposables, service and accessories	6,180,127	7,103,723

Total revenue	8,408,204	12,283,228
Cost of revenue:
Systems	1,191,352	2,342,410
Disposables, service and accessories	1,001,293	1,419,421

Total cost of revenue	2,192,645	3,761,831
Gross margin	6,215,559	8,521,397
Operating expenses:
Research and development	1,529,207	2,825,207
Sales and marketing	4,856,014	5,998,739
General and administrative	3,423,741	3,872,873

Total operating expenses	9,808,962	12,696,819

Operating loss	(3,593,403)	(4,175,422)
Other income (expense)	606,102	(188,070)
Interest income	1,412	1,363
Interest expense	(1,934,258)	(1,450,783)

Net loss	$(4,920,147)	$(5,812,912)

Net loss per common share:
Basic	$(0.61)	$(1.06)
Diluted	$(0.61)	$(1.06)

Weighted average shares used in computing net loss per common share:
Basic	8,015,226	5,499,316
Diluted	8,015,226	5,499,316

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(4,920,147)	$(5,812,912)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	263,170	344,455
Amortization	74,958	74,958
Amortization of deferred finance costs and debt discount	860,890	511,079
Share-based compensation	598,827	937,323
Gain/loss on debt conversion	(2,095)	—
Adjustment of warrants and convertible debt features	(604,007)	188,070
Interest due from issuance of stock	204,547	—
Changes in operating assets and liabilities:
Accounts receivable	1,709,291	810,557
Other receivables	54,064	20,642
Inventories	(389,646)	(1,178,943)
Prepaid expenses and other current assets	(179,277)	(551,281)
Other assets	(1,170)	(875)
Accounts payable	1,181,230	392,913
Accrued liabilities	(323,555)	20,829
Deferred revenue	323,115	25,318
Other liabilities	—	(1,533)

Net cash used in operating activities	(1,149,805)	(4,219,400)
Cash flows from investing activities
Purchase of equipment	—	(82,272)

Net cash used in investing activities	—	(82,272)
Cash flows from financing activities
Payments of term loan	(1,000,000)	(1,000,000)
Proceeds from revolving line of credit	11,235,938	20,695,969
Payments of revolving line of credit	(9,694,979)	(18,334,786)
Proceeds from Healthcare Royalty Partners debt	2,500,000	—
Payments of Healthcare Royalty Partners debt	(108,742)	(586,629)
Proceeds from issuance of stock and warrants, net of issuance costs	—	40,898

Net cash provided by financing activities	2,932,217	815,452

Net increase (decrease) in cash and cash equivalents	1,782,412	(3,486,220)

Cash and cash equivalents at beginning of period	7,777,718	13,954,919

Cash and cash equivalents at end of period	$9,560,130	$10,468,699

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

In addition to the Niobe system and its components, Stereotaxis also has developed the Odyssey Solution, which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called the Odyssey Cinema solution, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation and training.

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere; the V-Loop circular catheter manipulator is currently in human clinical trials in order to obtain clearance by the U.S. Food and Drug Administration. The V-Sono ICE catheter manipulator is also under regulatory review by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of March 31, 2013 we had incurred cumulative net losses of approximately $390 million. In May 2011, the Company introduced the Niobe ES system, which is the latest generation of the Niobe Robotic Magnetic Navigation System and will replace the Niobe II system going forward. As of March 31, 2013, the Company had an installed base of 81 Niobe ES systems and has received positive feedback from the physicians at these sites. During the third quarter of 2011, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. During the year ended December 31, 2012, the Company reduced operating expenses by approximately $19 million or 31% over the prior year. We expect to incur additional losses throughout the remainder of 2013 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (SEC) on April 1, 2013.

As described in Note 10, on July 10, 2012, the Company effected a one-for-ten reverse stock split of the Company’s common stock. All information set forth in the financial statements and related notes gives effect to such reverse stock split.

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrants and debt conversion feature. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). See Note 11 for additional details.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of March 31, 2013 and December 31, 2012.

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

Net Earnings (Loss) per Common Share (“EPS”)

Basic and diluted net loss per common share (“EPS”) is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted EPS:

	Three months ended March 31
	2013	2012
Numerator:
Numerator for basic EPS	$(4,920,147)	$(5,812,912)
Effect of dilutive securities:	—	—

Numerator for diluted EPS	$(4,920,147)	$(5,812,912)

Denominator:
Denominator for basic EPS—weighted average shares	8,015,226	5,499,316
Effect of dilutive securities:	—	—

Denominator for diluted EPS	8,015,226	5,499,316

Basic EPS	$(0.61)	$(1.06)
Diluted EPS	$(0.61)	$(1.06)

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

As of March 31, 2013, the Company had 319,438 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $44.74 per share and 6,042,251 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.91 per share. The Company had a weighted average of 52,573 unearned restricted shares outstanding for the period ended March 31, 2013.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2012. As the Company has no items of other comprehensive income, the Company is not required to report accumulated other comprehensive income.

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

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity and requires the presentation of a separate statement of comprehensive income. This guidance was effective for the Company’s interim and annual periods beginning January 1, 2012. As the Company has no items of other comprehensive income, the Company is not required to report comprehensive income or other comprehensive income.

3. Inventory

Inventory consists of the following:

	March 31, 2013	December 31, 2012
Raw materials	$3,430,999	$3,303,053
Work in process	319,954	65,546
Finished goods	1,790,126	1,802,281
Reserve for obsolescence	(53,192)	(72,639)

Total inventory	$5,487,887	$5,098,241

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2013	December 31, 2012
Prepaid expenses	$641,441	$330,756
Deferred cost of revenue	599,697	527,725
Derivative asset	1,666	1,736
Deferred financing	1,395,221	1,590,916
Deposits	837,553	1,040,934

Total prepaid expenses and other current assets	$3,475,578	$3,492,067

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

The derivative asset represents the fair value of a debt conversion feature that is part of the subordinated convertible debentures agreement. Refer to Notes 9 and 11 for discussion of the debentures and fair value measurement, respectively.

5. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2013	2012
Equipment	$8,762,041	$8,762,041
Equipment held for lease	303,412	303,412
Leasehold improvements	2,328,381	2,328,381

	11,393,834	11,393,834
Less: Accumulated depreciation	(9,515,081)	(9,251,911)

Net property and equipment	$1,878,753	$2,141,923

6. Intangible Assets

On June 4, 2010, the Company entered into an agreement to issue 45,000 shares of its common stock to a consultant (the “Purchaser”) in exchange for intellectual property rights related to the Company’s products. The Company issued 20,000 shares upon execution of the agreement and will issue an aggregate of 25,000 shares in annual installments on the first three anniversaries of the agreement. The unissued shares meet the criteria for equity classification under Accounting Standards Codification (ASC) 480 “Distinguishing Liabilities from Equity” and therefore are recorded in additional paid-in capital. There was no cash consideration paid for the securities. The securities were issued in consideration of the assignment to the Company of the Purchaser’s rights in certain intellectual property, including patent applications, in all inventions and discoveries in the Company’s business field (as defined in the agreement) that had been developed under various other agreements, which were terminated. The securities were sold by the Company in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. There were no underwriters or placement agents involved in the transaction.

As of March 31, 2013, the Company had total intangible assets, including those described above, of $3,665,000. Accumulated amortization at March 31, 2013, was $1,760,639.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2013	2012
Accrued salaries, bonus, and benefits	$1,885,176	$2,123,167
Accrued rent	1,120,909	1,095,641
Accrued product warranty	604,388	653,473
Accrued interest	524,885	469,049
Accrued license and maintenance fees	305,977	323,901
Other	596,920	696,579

Total accrued liabilities	$5,038,255	$5,361,810

8. Deferred Revenue

Deferred revenue consists of the following:

	March 31,	December 31,
	2013	2012
Product shipped, revenue deferred	$3,510,417	$3,206,641
Customer deposits	466,904	558,227
Deferred service and license fees	6,325,892	6,215,230

	10,303,213	9,980,098
Less: Long-term deferred revenue	(359,606)	(477,159)

Total current deferred revenue	$9,943,607	$9,502,939

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Revolving line of credit, due June 2013	$8,793,977	$8,803,667	$7,253,017	$7,277,084
Term note, due December 2013	3,000,000	3,000,000	4,000,000	4,000,000
Healthcare Royalty Partners debt	18,639,333	18,639,333	16,248,075	16,248,075
Subordinated convertible debentures	2,060,064	2,060,064	1,588,134	1,588,134

Total debt	32,493,374	32,503,064	29,089,226	29,113,293
Less current maturities	(12,317,760)	(12,327,450)	(12,264,490)	(12,288,557)

Total long term debt	$20,175,614	$20,175,614	$16,824,736	$16,824,736

Revolving line of credit

In September 2011, the Company amended its agreement with its primary lender. The amendment reduced the availability amount of all credit extensions, other than the term loan, from $30 million to $20 million, and modified the interest rate applicable to the term loan from the lender’s prime rate plus 3.5% to the lender’s prime rate plus 5.5%.

On November 30, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement with its primary lender (“Amended Loan Agreement”). Under the Amended Loan Agreement, the Company agreed to revised tangible net worth and liquidity ratio covenants. Further, certain intellectual property assets of the Company were added to the collateral which secures repayment of the loan. Finally, the Amended Loan Agreement permits the Company to repay Healthcare Royalty Partners II, L.P. (“Healthcare Royalty Partners”), formerly “Cowen Healthcare Royalty Partners II, L.P.”, with the royalties due to the Company under the Biosense Agreement (the “Biosense Agreement”), as described below.

On March 30, 2012, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2012 to April 30, 2012 and reduced the Company’s borrowing availability by $3,333,333. The Company also extended until April 30, 2012 the $10 million guarantees from stockholders who at the time were affiliates of two members of our board of directors (the “Lenders”) and considered to be related parties. As a result of this extension, the Company issued the Lenders warrants to purchase 75,735 shares of common stock at $6.60 per share.

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

As of March 31, 2013, the Company had $8.8 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of March 31, 2013, the Company had a borrowing capacity of $8.9 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had the ability to borrow an additional $0.1 million under the revolving line of credit at March 31, 2013. As of March 31, 2013, the Company was in compliance with all covenants of the bank loan agreement and had no remaining availability on its Lender loan and guarantee.

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

Healthcare Royalty Partners Debt

In November 2011, the Company entered into a loan agreement with Healthcare Royalty Partners. Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the nine months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the twelve months ended December 31, 2012. The loan will be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Healthcare Royalty Partners will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, the royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The Agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender under the Amended Loan Agreement described above.

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

The Company recorded the Debentures on the balance sheet net of the debt discount. The debt discount of $7.5 million is due to warrants issued in conjunction with the Debentures and the debt conversion features. Upon issuance of the Debentures, the fair value of the warrants and derivative liability were $4.1 million and $3.5 million, respectively. The debt discount will be amortized over the life of the loan using the effective interest method and the warrants and derivative liability will be recorded at fair value on each reporting period. Refer to Note 11 for additional discussion of the fair value of the warrants and conversion features.

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

Public Offerings of Common Stock

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

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In August 2012, the Board of Directors adopted a stock incentive plan (the 2012 Stock Incentive Plan) which was subsequently approved by the Company’s stockholders. This plan replaces the 2002 Stock Incentive Plan which expired on March 25, 2012. At March 31, 2013, the Board of Directors had 28,014 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2013, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $2.9 million, net of estimated forfeitures of approximately $1.8 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three month period ended March 31, 2013 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2012	373,899	$1.63 – $116.40	$43.90
Granted	—	$0.00 – $0.00	—
Exercised	—	$0.00 – $0.00	—
Forfeited	(54,461)	$8.10 – $68.60	$38.96

Outstanding, March 31, 2013	319,438	$1.63 – $116.40	$44.74

A summary of the restricted share grant activity for the three month period ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2012	68,543	$20.62
Granted	—	—
Vested	(33)	$33.80
Forfeited	(16,445)	$16.70

Outstanding, March 31, 2013	52,065	$21.85

A summary of the restricted shares outstanding as of March 31, 2013 is as follows:

Number of Shares
Time based restricted shares	7,975
Performance based restricted shares	44,090

Outstanding, March 31, 2013	52,065

A summary of the restricted stock unit activity for the three month period ended March 31, 2013 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2012	529,312	$2.64
Granted	266,334	$2.49
Vested	(52,522)	$10.23
Forfeited	(91,977)	$2.23

Outstanding, March 31, 2013	651,147	$2.02

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2013:
Cash equivalents	$835	835	—	—
Derivative asset	1,666	—	—	1,666

Total assets at fair value	$2,501	835	—	1,666

Liabilities at March 31, 2013:
Warrants issued December 29, 2008	$26,008	—	—	26,008
Warrants issued May 10, 2012	1,961,220	—	—	1,961,220
Derivative liability	377,043	—	—	377,043

Total liabilities at fair value:	$2,364,271	—	—	2,364,271

Assets at December 31, 2012:
Cash equivalents	$256,702	256,702	—	—
Derivative asset	1,736	—	—	1,736

Total assets at fair value	$258,438	256,702	—	1,736

Liabilities at December 31, 2012:
Warrants issued December 29, 2008	$71,581	—	—	71,581
Warrants issued May 10, 2012	2,347,902	—	—	2,347,902
Derivative liability	548,865	—	—	548,865

Total liabilities at fair value:	$2,968,348	—	—	2,968,348

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $835 and $256,702 at March 31, 2013 and December 31, 2012, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the three month periods ended March 31, 2013 and March 31, 2012. There were no transfers in or out of Level 1 during the period ended March 31, 2013.

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $26,008 were measured at fair value on a recurring basis as of March 31, 2013 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at March 31, 2013 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 112.24%; 3) risk-free interest rate of 0.36%; and 4) expected life of 1.2 years.

In the Company’s May 2012 financing transaction, the Company issued subordinated convertible debentures and warrants. The optional conversion feature of the subordinated convertible debentures is classified as a derivative liability within “Warrants and debt conversion features” on the Company’s balance sheet. The warrants issued in conjunction with the Debentures and PIPE are also considered a liability. Due to the provisions included in the warrant agreements, the warrants do not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The warrants and derivative liability are periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations.

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants, derivative liability, and derivative asset were measured at fair value on a recurring basis as of March 31, 2013 and were valued using Level 3 valuation inputs. A Monte-Carlo simulation was used to value the derivative asset and liabilities upon issuance on May 10, 2012 using the following assumptions: 1) volatility of 80%; 2) risk-free interest rate of 1.035%; and 3) a closing stock price of $3.413. The derivative asset and liabilities were revalued as of March 31, 2013 using the following assumptions: 1) volatility of 95%; 2) risk-free interest rate of 0.796%; and 3) a closing stock price of $2.00.

The significant unobservable input used in the fair value measurement of the Company’s warrants, derivative liability, and derivative asset is volatility. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) asset and liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial asset and liabilities for the three month period ended March 31, 2013:

	Derivative Asset	Total Assets	Warrants issued December 29, 2008	Warrants issued May 2012	Derivative Liability	Total Liabilities
Balance at beginning of period(1)	$1,736	$1,736	$71,581	$2,347,902	$548,865	$2,968,348
Settlements	—	—	—	—	(1,631)	($1,631)
Revaluation	(70)	(70)	(45,573)	(386,682)	(170,191)	(602,446)

Balance at end of period	$1,666	$1,666	$26,008	$1,961,220	$377,043	$2,364,271

(1)

The beginning of the period is December 31, 2012 for warrants issued December 29, 2008. The beginning of the period for the derivative asset, warrants issued May 10, 2012, and derivative liability is May 10, 2012.

The Company currently does not have derivative instruments to manage its exposure to currency fluctuations or other business risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value.

12. Product Warranty Provisions

The Company’s standard policy is to warrant all Niobe, Odyssey, and Vdrive systems against defects in material or workmanship for one year following installation. The Company’s estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. A regular review of warranty obligations is performed to determine the adequacy of the reserve and adjustments are made to the estimated warranty liability as appropriate.

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	March 31, 2013	December 31, 2012
Warranty accrual, beginning of the fiscal period	$653,473	$691,832
Warranty expense incurred	19,839	650,367
Payments made	(68,924)	(688,726)

Warranty accrual, end of the fiscal period	$604,388	$653,473

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

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results are not necessarily indicative of results that may occur in future periods. As described in Note 10 to the financial statements, on July 10, 2012, the Company effected a one-for-ten Reverse Stock Split of the Company’s common stock. All information set forth in the following discussion and analysis gives effect to such Reverse Stock Split.

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

In addition to the Niobe system and its components, Stereotaxis also has developed the Odyssey Solution, which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called the Odyssey Cinema solution, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation and training.

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere; the V-Loop circular catheter manipulator is currently in human clinical trials in order to obtain clearance by the U.S. Food and Drug Administration. The V-Sono ICE catheter manipulator is also under regulatory review by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of March 31, 2013 we had incurred cumulative net losses of approximately $390 million. In May 2011, the Company introduced the Niobe ES system, which is the latest generation of the Niobe Robotic Magnetic Navigation System and will replace the Niobe II system going forward. As of March 31, 2013, the Company had an installed base of 81 Niobe ES systems and has received positive feedback from the physicians at these sites. During the third quarter of 2011, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. During the year ended December 31, 2012, the Company reduced operating expenses by approximately $19 million or 31% over the prior year. We expect to incur additional losses throughout the remainder of 2013 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue. Revenue decreased from $12.3 million for the three months ended March 31, 2012 to $8.4 million for the three months ended March 31, 2013, a decrease of approximately 32%. Revenue from the sale of systems decreased from $5.2 million to $2.2 million, a decrease of approximately 57%. We recognized revenue on one Niobe system, a total of $0.5 million for Niobe ES upgrades, a total of $0.7 million for Odyssey and Odyssey Cinema systems, and a total of $0.1 million for Vdrive systems during the 2013 period, versus two Niobe systems, a total of $1.4 million for Niobe ES upgrades, a total of $2.0 million for Odyssey and Odyssey Cinema systems, and a total of $0.3 million for Vdrive systems during the 2012 period. Revenue from sales of disposable interventional devices, service and accessories decreased to $6.2 million for the three months ended March 31, 2013 from $7.1 million for the three months ended March 31, 2012, a decrease of approximately 13%. The decrease was attributable to lower disposable sales volume.

Cost of Revenue. Cost of revenue decreased from $3.8 million for the three months ended March 31, 2012 to $2.2 million for the three months ended March 31, 2013, a decrease of approximately 42%. Cost of revenue for systems sold decreased from $2.3 million for the three months ended March 31, 2012 to $1.2 million for the three months ended March 31, 2013, a decrease of approximately 49%. This decrease was primarily due decreased system sales. Cost of revenue for disposables, service and accessories decreased from $1.4 million for the three months ended March 31, 2012 to $1.0 million for the three months ended March 31, 2013, a decrease of approximately 29%. The decrease was primarily due to decreased disposable sales. As a percentage of our total revenue, overall gross margin increased to 74% for the three months ended March 31, 2013 from 69% for the three months ended March 31, 2012 due to a shift in mix from system revenue to disposable, service and accessory revenue. Gross margin for systems was 46% for the three months ended March 31, 2013 compared to 55% for the three months ended March 31, 2012. The decrease was primarily related to lower gross margin on Odyssey systems in the current year. Gross margin for disposables, service and accessories was 84% for the current quarter compared to 80% for the three months ended March 31, 2012. The increase is due to higher margins on service in the current year period due to few ES upgrades provided in exchange for extended service contracts.

Research and Development Expenses. Research and development expenses decreased from $2.8 million for the three months ended March 31, 2012 to $1.5 million for the three months ended March 31, 2013, a decrease of approximately 46%. The decrease is primarily due to reduced headcount expenses and a reduction in consulting, contract research, and materials expenses as part of the Company’s efforts to reduce operating expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $6.0 million for the three months ended March 31, 2012 to $4.9 million for the three months ended March 31, 2013, a decrease of approximately 19%. The decrease was due to reduced headcount expenses and a reduction in marketing expenses as part of the Company’s efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $3.4 million from $3.9 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of approximately 12%. The decrease was primarily due to reduced headcount expenses, partially offset by foreign currency effects and increases in consulting expenses.

Other Income (Expense). Other income (expense) represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense increased to $1.9 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012, due primarily to noncash amortization of the discount on the subordinated convertible debentures.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At March 31, 2013 we had $9.6 million of cash and equivalents. We had a working capital deficit of approximately $6.0 and $5.7 million as of March 31, 2013 and December 31, 2012, respectively. The decrease in working capital is due principally to the $4.9 million net loss for the first three months of 2013 partially offset by increases in cash from additional borrowings of long term debt.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash flow used in operating activities	$(1,150)	$(4,219)
Cash flow used in investing activities	0	(82)
Cash flow provided by financing activities	2,932	815

Net cash used in operating activities. We used approximately $1.1 million and $4.2 million of cash for operating activities during the three months ended March 31, 2013 and 2012, respectively. This decrease was primarily driven by a decrease in the net loss of $0.9 million and improvements in working capital of $9.4 million.

Net cash used in investing activities. There were no purchases of equipment for the three month period ended March 31, 2013 compared to $0.1 million of purchases for the three month period ended March 31, 2012.

Net cash provided by financing activities. We borrowed approximately $2.9 million of cash for the three month period ended March 31, 2013 compared to the $0.8 million borrowed for the three month period ended March 31, 2012. This increase in cash borrowed was primarily driven by the proceeds received from the Healthcare Royalty Partners II, L.P. (“Healthcare Royalty Partners”), formerly “Cowen Healthcare Royalty Partners II, L.P., debt.

We expect to have negative cash flow from operations throughout 2013. We also expect to continue the development and commercialization of our existing products and, to a lesser extent, our research and development programs and the advancement of new products into clinical development. We expect that our 2013 sales and marketing, research and development, and general and administrative expenses will remain consistent with 2012.

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

Borrowing facilities

As of March 31, 2013, our borrowing facilities were comprised of subordinated convertible debentures, a revolving line of credit and a term note maintained with our primary lender, Silicon Valley Bank, as well as a term note maintained with Healthcare Royalty Partners.

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

On November 30, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement with its primary lender (“Amended Loan Agreement”). Under the Amended Loan Agreement, the Company agreed to revised tangible net worth and liquidity ratio covenants. Further, certain intellectual property assets of the Company were added to the collateral which secures repayment of the loan. Finally, the Amended Loan Agreement permits the Company to repay Cowen Healthcare Royalty Partners under the Agreement with the royalties due to the Company under the Biosense Agreement (the “Biosense Agreement”), as described below.

On March 30, 2012, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2012 to April 30, 2012 and reduced the Company’s borrowing availability by $3,333,333. The Company also extended until April 30, 2012 the $10 million guarantees from stockholders who at the time were affiliates of two members of our board of directors (the “Lenders”) and considered to be related parties. As a result of this extension, the Company issued the Lenders warrants to purchase 75,735 shares of common stock at $6.60 per share.

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

As of March 31, 2013, we had an outstanding balance under our term loan of $3.0 million. In addition, we had $8.8 million outstanding under the revolving line of credit and had an unused line of approximately $4.2 million with current borrowing capacity of $8.9 million, including amounts already drawn. As such, the Company had the ability to borrow an additional $0.1 million under the revolving line of credit at March 31, 2013. Draws on the line of credit are made based on the borrowing capacity one month in arrears. As of March 31, 2013, the Company was in compliance with all covenants of the bank loan agreement.

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

Healthcare Royalty Partners Debt

In November 2011, we entered into a loan agreement with Healthcare Royalty Partners. Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the nine months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the twelve months ended December 31, 2012. The loan will be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. (the “Biosense Agreement”). The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Healthcare Royalty Partners will be entitled to receive 100% of all royalties due to the Company under the

Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The Agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender under the Amended Loans Agreement described above.

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

The Company recorded the Debentures on the balance sheet net of the debt discount. The debt discount of $7.5 million is due to warrants issued in conjunction with the Debentures and the debt conversion features. The fair value of the warrants and derivative liability were $4.1 million and $3.5 million, respectively. The debt discount will be amortized over the life of the loan using the effective interest method. Refer to Note 11 for additional discussion of the fair value of the warrants and conversion features.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of March 31, 2013 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the three months ended March 31, 2013, sales denominated in foreign currencies were approximately 28% of total revenue and as such, our revenue would have decreased by approximately $0.2 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the three months ended March 31, 2013, expenses denominated in foreign currencies were approximately 18% of our total expenses and as such, our operating expenses would have decreased by approximately $0.2 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at March 31, 2013 would have resulted in less than a $0.1 million decrease in the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of March 31, 2013, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain issuances of our outstanding debt are subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in less than a $0.1 million decrease in interest expense for the quarter ended March 31, 2013.

Inflation Risk

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods covered by this report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes In Internal Control Over Financial Reporting: The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, on October 7, 2011, a purported securities class action was filed against the Company and two of the Company’s past executive officers in the U.S. District Court for the Eastern District of Missouri by Kevin Pound, a purported shareholder of the Company. On December 29, 2011, the court granted an unopposed motion appointing Local 522 Pension Fund as Lead Plaintiff in the action and granting Lead Plaintiff leave to file an Amended Complaint, which Lead Plaintiff filed on March 19, 2012. The Amended Complaint alleges that, during the period from February 28, 2011 through August 9, 2011, the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and future business prospects, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint seeks unspecified damages, costs, attorneys’ fees and such other relief as the Court may deem appropriate. On May 18, 2012, the Company filed a motion to dismiss the Amended Complaint. On July 24, 2012, Lead Plaintiff filed its response to the motion to dismiss, and on August 30, 2012, the Company filed its reply brief in support of the motion to dismiss. The Company believes the complaint is without merit and intends to vigorously defend against it. However, litigation is inherently uncertain and it is too early in this proceeding to predict the outcome of this lawsuit or to reasonably estimate possible losses, if any, related thereto. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, on December 2, 2011, a purported shareholder derivative action was filed in the U.S. District Court for the Eastern District of Missouri by Carl Zorn, a purported shareholder of the Company, against the directors of the Company and the Company as a nominal defendant. The Complaint in this action alleges that the individual defendants breached their fiduciary duties to the Company, engaged in gross mismanagement and caused waste of corporate assets of the Company by allowing the Company and certain of its officers to make the same allegedly false and misleading statements regarding the Company’s financial condition and future business prospects that are at issue in the purported class action. The Complaint seeks unspecified damages, restitution and other equitable relief, as well as costs and attorneys’ fees from the named defendants on behalf of the Company. At the request of all parties, on March 22, 2012, the Court entered an order staying the case pending resolution of the motion to dismiss in the securities class action. The Company believes the complaint is without merit and intends to vigorously defend against it. However, litigation is inherently uncertain and it is too early in this proceeding to predict the outcome of this lawsuit or to reasonably estimate possible losses, if any, related thereto. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

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

On March 20, 2013, we received a notification from the Nasdaq Listing Qualifications Department that we are not in compliance with the $50.0 million in total assets and total revenues requirement for our most recently completed fiscal year or for two of the last three most recently completed fiscal years as required by Nasdaq Listing Rule 5450(b)(3)(A). In addition, the Nasdaq letter stated that we do not comply with an alternative requirement of Listing Rule 5450(b) for continued listing on the Nasdaq Global Market because our stockholders’ equity is less than $10.0 million and the market value of our listed securities is less than $50.0 million. In the notice, Nasdaq stated that we may provide a plan to regain compliance with the continued listing requirements of the Nasdaq Global Market by May 6, 2013. If Nasdaq accepts the plan, it can grant an extension of up to 180 calendar days from the date of the letter (that is, through September 16, 2013) to evidence compliance. We submitted a compliance plan with Nasdaq on May 6, 2013.

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

In addition, on April 17, 2013, Nasdaq notified us that we no longer comply with the market value of publicly held shares requirement for continued listing on the Nasdaq Global Market, as we did not maintain a publicly held market value of $15 million for the 30 consecutive business days prior to the date of the letter. In accordance with applicable Nasdaq rules, we are being provided 180 calendar days, or until October 14, 2013, to regain compliance with that rule. However, we may be unable to do so in that time frame, or at all. If the Panel permits us to transfer to the Nasdaq Capital Market as described above, the market value of publicly held shares requirement applicable to the Nasdaq Capital Market is $1.0 million instead of $15 million.

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

Additional Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

STEREOTAXIS, INC. (Registrant)

Date: May 14, 2013	By:	/s/ William C. Mills III
William C. Mills III, Interim Chief Executive Officer

Date: May 14, 2013	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Fifth Loan Modification Agreement (Domestic), dated March 29, 2013, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc. incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.2	Export-Import Bank Fourth Loan Modification and Waiver Agreement, dated March 29, 2013, between Silicon Valley Bank, the Company and Stereotaxis International, Inc. incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.3	Seventh Amendment to Note and Warrant Purchase Agreement, dated March 29, 2013, among affiliated entities of Sanderling Venture Partners, Alafi Capital Company and the Company, incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.