Form 10-Q
period 2013-06-30
Stereotaxis, Inc.
filed 2013-08-14
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

The number of outstanding shares of the registrant’s common stock on August 9, 2013 was 14,636,422.

STEREOTAXIS, INC.

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,113,768	$7,777,718
Accounts receivable, net of allowance of $338,419 and $640,183 in 2013 and 2012, respectively	8,466,808	11,551,651
Current portion of long-term receivables	19,299	18,838
Inventories	5,580,167	5,098,241
Prepaid expenses and other current assets	2,294,529	3,492,067

Total current assets	20,474,571	27,938,515
Property and equipment, net	1,639,398	2,141,923
Intangible assets, net	1,829,403	1,979,320
Long-term receivables	19,521	73,199
Other assets	32,525	32,987

Total assets	$23,995,418	$32,165,944

Liabilities and stockholders’ deficit
Current liabilities:
Short-term debt and current maturities of long-term debt	$12,061,454	$12,264,490
Accounts payable	3,944,680	3,556,688
Accrued liabilities	5,637,004	5,361,810
Deferred revenue	8,376,807	9,502,939
Warrants and debt conversion features	1,469,042	2,968,348

Total current liabilities	31,488,987	33,654,275

Long-term debt, less current maturities	17,809,026	16,824,736
Long-term deferred revenue	334,664	477,159
Other liabilities	—	—
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2013 and 2012	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 8,320,790 and 8,018,615 shares issued at 2013 and 2012, respectively	8,321	8,019
Additional paid in capital	367,133,231	366,053,627
Treasury stock, 4,015 shares at 2013 and 2012	(205,999)	(205,999)
Accumulated deficit	(392,572,812)	(384,645,873)

Total stockholders’ deficit	(25,637,259)	(18,790,226)

Total liabilities and stockholders’ deficit	$23,995,418	$32,165,944

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Systems	$3,323,251	$3,863,107	$5,551,328	$9,042,612
Disposables, service and accessories	6,410,156	6,649,791	12,590,284	13,753,514

Total revenue	9,733,407	10,512,898	18,141,612	22,796,126
Cost of revenue:
Systems	1,602,480	2,175,971	2,793,833	4,518,381
Disposables, service and accessories	869,408	1,084,107	1,870,701	2,503,528

Total cost of revenue	2,471,888	3,260,078	4,664,534	7,021,909
Gross margin	7,261,519	7,252,820	13,477,078	15,774,217
Operating expenses:
Research and development	1,484,096	2,196,073	3,013,303	5,021,280
Sales and marketing	4,254,546	6,223,330	9,110,560	12,222,069
General and administrative	3,276,967	3,469,346	6,700,708	7,342,219

Total operating expenses	9,015,609	11,888,749	18,824,571	24,585,568

Operating loss	(1,754,090)	(4,635,929)	(5,347,493)	(8,811,351)
Other income	893,642	9,269,424	1,499,744	9,081,354
Interest income	1,256	2,008	2,668	3,371
Interest expense	(2,147,600)	(1,829,076)	(4,081,858)	(3,279,859)

Net income (loss)	$(3,006,792)	$2,806,427	$(7,926,939)	$(3,006,485)

Net earnings (loss) per common share:
Basic	$(0.37)	$0.42	$(0.98)	$(0.49)
Diluted	$(0.37)	$0.32	$(0.98)	$(0.49)

Weighted average shares used in computing net earnings (loss) per common share:
Basic	8,188,837	6,741,578	8,102,087	6,120,447
Diluted	8,188,837	9,263,149	8,102,087	6,120,447

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(7,926,939)	$(3,006,485)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	495,152	669,040
Amortization	149,917	149,917
Amortization of deferred finance costs and debt discount	1,938,777	1,366,471
Share-based compensation	441,861	1,794,729
Gain on debt conversion	(2,095)
Loss on asset disposal	7,373	4,122
Adjustment of warrants and convertible debt features	(1,497,649)	(9,081,354)
Interest due from issuance of stock	394,588	—
Changes in operating assets and liabilities:
Accounts receivable	3,084,843	2,868,900
Other receivables	53,217	19,298
Inventories	(481,926)	(1,342,544)
Prepaid expenses and other current assets	653,439	(398,952)
Other assets	462	2,144
Accounts payable	387,992	(974,612)
Accrued liabilities	275,194	71,203
Deferred revenue	(1,268,627)	(552,786)
Other liabilities	—	(2,307)

Net cash used in operating activities	(3,294,421)	(8,413,216)
Cash flows from investing activities
Purchase of equipment	—	(113,030)

Net cash used in investing activities	—	(113,030)
Cash flows from financing activities
Payments of term loan	(2,000,000)	(2,000,000)
Proceeds from revolving line of credit	23,048,799	33,073,407
Payments of revolving line of credit	(23,759,722)	(40,363,204)
Proceeds from subordinated convertible debt, net of issuance costs	—	7,738,351
Proceeds from Healthcare Royalty Partners debt	2,500,000	—
Payments of Healthcare Royalty Partners debt	(158,773)	(925,533)
Proceeds from issuance of stock and warrants, net of issuance costs	167	9,167,756

Net cash provided by financing activities	(369,529)	6,690,777

Net decrease in cash and cash equivalents	(3,663,950)	(1,835,469)

Cash and cash equivalents at beginning of period	7,777,718	13,954,919

Cash and cash equivalents at end of period	$4,113,768	$12,119,450

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere. The V-Sono ICE catheter manipulator has received U.S. clearance, and the V-Loop circular catheter manipulator is currently in clinical trials in order to obtain clearance by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of June 30, 2013 we had incurred cumulative net losses of approximately $393 million. In May 2011, the Company introduced the Niobe ES system, which is the latest generation of the Niobe Robotic Magnetic Navigation System and will replace the Niobe II system going forward. As of June 30, 2013, the Company had an installed base of 88 Niobe ES systems and has received positive feedback from the physicians at these sites. During the third quarter of 2011, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. During the year ended December 31, 2012, the Company reduced operating expenses by approximately $19 million or 31% over the prior year. We expect to incur additional losses throughout the remainder of 2013 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or for future operating periods.

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

Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrants and debt conversion features. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). See Note 11 for additional details.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of June 30, 2013 and December 31, 2012.

Cash equivalents, accounts receivable, and accounts payable have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

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

The Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Restricted shares granted to employees are valued at the fair market value at the date of grant. The Company amortizes the amount to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

Net Earnings (Loss) per Common Share (“EPS”)

Basic and diluted net loss per common share (“EPS”) is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Numerator for basic EPS	$(3,006,792)	$2,806,427	$(7,926,939)	$(3,006,485)
Effect of dilutive securities:
Subordinated convertible debentures	—	203,830	—	—

Numerator for diluted EPS	$(3,006,792)	$3,010,257	$(7,926,939)	$(3,006,485)

Denominator:
Denominator for basic EPS—weighted average shares	8,188,837	6,741,578	8,102,087	6,120,447
Effect of dilutive securities:
Subordinated convertible debentures	—	2,521,571	—	—

Denominator for diluted EPS	8,188,837	9,263,149	8,102,087	6,120,447

Basic EPS	$(0.37)	$0.42	$(0.98)	$(0.49)
Diluted EPS	$(0.37)	$0.32	$(0.98)	$(0.49)

The following potential common shares were excluded from diluted EPS for the three months ended June 30, 2012 as they were antidilutive: 423,669 stock options and stock appreciation rights, 112,775 restricted share awards, 82,106 restricted stock units, and 6,099,476 warrants.

In addition, the Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for the three and six months ended June 30, 2013 and the six months ended June 30, 2012. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable during these periods because the Company’s unearned restricted shares do not contractually participate in its losses.

As of June 30, 2013, the Company had 280,652 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $45.22 per share and 6,204,274 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $8.72 per share. The Company had a weighted average of 30,471 and 41,461 unearned restricted shares outstanding for the three and six months period ended June 30, 2013.

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

3. Inventory

Inventory consists of the following:

	June 30, 2013	December 31, 2012

Raw materials	$3,028,506	$3,303,053
Work in process	330,938	65,546
Finished goods	2,352,528	1,802,281
Reserve for obsolescence	(131,805)	(72,639)

Total inventory	$5,580,167	$5,098,241

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2013	December 31, 2012

Prepaid expenses	$242,408	$330,756
Deferred cost of revenue	140,222	527,725
Derivative asset	79	1,736
Deferred financing costs	1,112,762	1,590,916
Deposits	799,058	1,040,934

Total prepaid expenses and other current assets	$2,294,529	$3,492,067

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

The derivative asset represents the fair value of a debt conversion feature that is part of the subordinated convertible debentures agreement. Refer to Notes 9 and 11 for discussion of the debentures and fair value measurement, respectively.

5. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2013	2012

Equipment	$8,704,778	$8,762,041
Equipment held for lease	303,412	303,412
Leasehold improvements	2,328,381	2,328,381

	11,336,571	11,393,834
Less: Accumulated depreciation	(9,697,173)	(9,251,911)

Net property and equipment	$1,639,398	$2,141,923

6. Intangible Assets

On June 4, 2010, the Company entered into an agreement to issue 45,000 shares of its common stock to a consultant (the “Purchaser”) in exchange for intellectual property rights related to the Company’s products. The Company issued 20,000 shares upon execution of the agreement and has issued an aggregate of 25,000 shares in annual installments on the first three anniversaries of the agreement. There was no cash consideration paid for the securities. The securities were issued in consideration of the assignment to the Company of the Purchaser’s rights in certain intellectual property, including patent applications, in all inventions and discoveries in the Company’s business field (as defined in the agreement) that had been developed under various other agreements, which were terminated. The securities were sold by the Company in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. There were no underwriters or placement agents involved in the transaction.

As of June 30, 2013, the Company had total intangible assets, including those described above, of $3,665,000. Accumulated amortization at June 30, 2013, was $1,835,597.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2013	2012

Accrued salaries, bonus, and benefits	$2,247,842	$2,123,167
Accrued rent	1,146,175	1,095,641
Accrued warranties	536,098	653,473
Accrued interest	515,009	469,049
Accrued licenses and maintenance fees	322,111	323,901
Other	869,769	696,579

Total accrued liabilities	$5,637,004	$5,361,810

8. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2013	2012

Product shipped, revenue deferred	$1,862,362	$3,206,641
Customer deposits	418,787	558,227
Deferred service and license fees	6,430,322	6,215,230

	8,711,471	9,980,098
Less: Long-term deferred revenue	(334,664)	(477,159)

Total current deferred revenue	$8,376,807	$9,502,939

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	June 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving line of credit, due August 2013	$6,542,094	$6,549,461	$7,253,017	$7,277,084
Term note, due December 2013	2,000,000	2,000,000	4,000,000	4,000,000
Healthcare Royalty Partners debt	18,589,302	18,589,302	16,248,075	16,248,075
Subordinated convertible debentures	2,739,084	2,739,084	1,588,134	1,588,134

Total debt	29,870,480	29,877,847	29,089,226	29,113,293
Less current maturities	(12,061,454)	(12,068,821)	(12,264,490)	(12,288,557)

Total long term debt	$17,809,026	$17,809,026	$16,824,736	$16,824,736

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

On March 30, 2012, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2012 to April 30, 2012 and reduced the Company’s borrowing availability by $3,333,333. The Company also received from stockholders, who at the time were affiliates of two members of our board of directors (the “Lenders”) and were considered to be related parties, an extension of their commitment to provide $10 million in loan guarantees until April 30, 2012. As a result of this extension, the Company issued the Lenders warrants to purchase 75,735 shares of common stock at $6.60 per share.

On May 1, 2012, the Company and its primary lender entered into an agreement in which the lender extended the maturity of the revolving line of credit from April 30, 2012 to May 15, 2012. The Company and the Lenders also agreed to amend their agreement to extend the $10 million loan guarantee through May 15, 2012. The Company granted warrants to purchase an aggregate of 60,976 shares of common stock in exchange for the extension of the guarantee.

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

On March 29, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2013 to June 30, 2013. The Company and the Lenders also agreed to extend until June 30, 2013 the $3 million guarantee. As a result of this extension, the Company issued the Lenders warrants to purchase 113,636 shares of common stock at $1.98 per share.

On June 28, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from June 30, 2013 to July 31, 2013, and decreased the amount of available advances from $13 million to $6 million. In addition, the Bank waived the testing of the tangible net worth and liquidity ratio financial covenants under the Amended Loan Agreement for the period ended June 30, 2013. The Company and the Lenders also agreed to extend until July 31, 2013 the $3 million guarantee. As a result of this extension, the Company issued the Lenders warrants to purchase 48,387 shares of common stock at $1.55 per share.

On July 31, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from July 31, 2013 to August 31, 2013. In addition, the Bank waived the testing of the liquidity ratio financial covenant under the Amended Loan Agreement for the period ended July 31, 2013. The Company and the Lenders also agreed to extend until August 31, 2013 the $3 million guarantee. As a result of this extension, the Company issued the Lenders warrants to purchase 14,313 shares of common stock at $5.24 per share.

As of June 30, 2013, the Company had $6.5 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of June 30, 2013, the Company had a borrowing capacity of $6.5 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had no remaining ability to borrow under the revolving line of credit at June 30, 2013.

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

Refer to Note 14 for discussion of subsequent events.

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

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In August 2012, the Board of Directors adopted a stock incentive plan (the 2012 Stock Incentive Plan) which was subsequently approved by the Company’s stockholders. This plan replaces the 2002 Stock Incentive Plan which expired on March 25, 2012. At June 30, 2013, the Board of Directors had 992,650 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2013, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $2.1 million, net of estimated forfeitures of approximately $2.0 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six month period ended June 30, 2013 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share

Outstanding, December 31, 2012	373,899	$1.63 - $116.40	$43.90
Granted	—	$0.00 - $0.00	—
Exercised	—	$0.00 - $0.00	—
Forfeited	(93,247)	$8.10 - $68.60	$39.94

Outstanding, June 30, 2013	280,652	$1.63 - $116.40	$45.22

A summary of the restricted share grant activity for the six month period ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Outstanding, December 31, 2012	68,543	$20.62
Granted	—	—
Vested	(33)	$33.80
Forfeited	(36,270)	$18.56

Outstanding, June 30, 2013	32,240	$22.92

A summary of the restricted shares outstanding as of June 30, 2013 is as follows:

Number of Shares

Time based restricted shares	7,700
Performance based restricted shares	24,540

Outstanding, June 30, 2013	32,240

A summary of the restricted stock unit activity for the six month period ended June 30, 2013 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit

Outstanding, December 31, 2012	529,312	$2.64
Granted	441,834	$2.20
Vested	(135,347)	$5.00
Forfeited	(173,502)	$2.09

Outstanding, June 30, 2013	662,297	$2.01

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2013:
Cash equivalents	$21,663	21,633	—	—
Derivative asset	79	—	—	79

Total assets at fair value	$21,742	21,633	—	79

Liabilities at June 30, 2013:
Warrants issued December 29, 2008	$6,999	—	—	6,999
Warrants issued May 10, 2012	1,360,107	—	—	1,360,107
Derivative liability	101,936	—	—	101,936

Total liabilities at fair value:	$1,469,042	—	—	1,469,042

Assets at December 31, 2012:
Cash equivalents	$256,702	256,702	—	—
Derivative asset	1,736	—	—	1,736

Total assets at fair value	$258,438	256,702	—	1,736

Liabilities at December 31, 2012:
Warrants issued December 29, 2008	$71,581	—	—	71,581
Warrants issued May 10, 2012	2,347,902	—	—	2,347,902
Derivative liability	548,865	—	—	548,865

Total liabilities at fair value:	$2,968,348	—	—	2,968,348

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $21,663 and $256,702 at June 30, 2013 and December 31, 2012, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the six month periods ended June 30, 2013 and June 30, 2012. There were no transfers in or out of Level 1 during the period ended June 30, 2013.

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $6,999 were measured at fair value on a recurring basis as of June 30, 2013 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at June 30, 2013 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 111.01%; 3) risk-free interest rate of 0.66%; and 4) expected life of one year.

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

Per the terms of the Debentures agreement, the Company had the ability to require each holder to convert up to 50% of the Debentures if the common stock closed above $15.00, or 100% of the Debentures if the common stock closed above $20.00 (in each case, as adjusted for stock splits, recapitalizations and similar events) during a 20 consecutive trading day period and the resale registration statement had been declared effective by the SEC and was available for the issuance of the common stock upon conversion of the Debentures. In the event of any forced conversion by the Company, the minimum amount that the Company could force the holders to convert was $2.5 million of Debentures in the aggregate. This mandatory redemption clause is classified as a derivative asset within “Prepaid and other current assets” on the Company’s balance sheet. The derivative asset is periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations. Refer to Note 14 for discussion of subsequent events.

In accordance with general accounting principles for fair value measurement, the Company’s warrants, derivative liability, and derivative asset were measured at fair value on a recurring basis as of June 30, 2013 and were valued using Level 3 valuation inputs. A Monte-Carlo simulation was used to value the derivative asset and liabilities upon issuance on May 10, 2012 using the following assumptions: 1) volatility of 80%; 2) risk-free interest rate of 1.035%; and 3) a closing stock price of $3.413. The derivative asset and liabilities were revalued as of June 30, 2013 using the following assumptions: 1) volatility of 95%; 2) risk-free interest rate of 1.357%; and 3) a closing stock price of $1.55.

The significant unobservable input used in the fair value measurement of the Company’s warrants, derivative liability, and derivative asset is volatility. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) asset and liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial asset and liabilities for the six month period ended June 30, 2013:

	Derivative Asset	Total Assets	Warrants issued December 29, 2008	Warrants issued May 2012	Derivative Liability	Total Liabilities
Balance at beginning of period	$1,736	$1,736	$71,581	$2,347,902	$548,865	$2,968,348
Settlements	—	—	—	—	(1,631)	($1,631)
Revaluation	(1,657)	(1,657)	(64,582)	(987,795)	(445,298)	(1,497,675)

Balance at end of period	$79	$79	$6,999	$1,360,107	$101,936	$1,469,042

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	June 30, 2013	December 31, 2012
Warranty accrual, beginning of the fiscal period	$653,473	$691,832
Warranty expense incurred	25,984	650,367
Payments made	(143,359)	(688,726)

Warranty accrual, end of the fiscal period	$536,098	$653,473

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

14. Subsequent Events

On August 7, 2013, holders of all of the Company’s convertible subordinated notes exercised outstanding warrants to purchase an aggregate of 2.5 million shares of common stock for cash at an exercise price of $3.361 per share and converted a portion of their notes into shares of common stock. In a separate transaction, the holders exchanged the balance of their convertible notes for shares and additional warrants to purchase 2.5 million shares, also having an exercise price of $3.361 per share. The convertible notes held by these holders were extinguished, and the Company issued shares at a combined rate of $3.00 per share in these transactions. As a result of these transactions, the Company issued a total of 5.2 million shares of common stock and received an aggregate of $8.475 million in cash from the warrant exercise. In addition, $8.1 million of convertible subordinated notes have been retired.

In connection with the exchange, the holders and the Company amended the terms of the original securities purchase agreement under which the notes and warrants were issued to remove certain ongoing covenants. The Company also intends to conduct a rights offering to all existing stockholders, pursuant to which its stockholders may elect to purchase a specified fraction of a share for each share of stock held as of the record date for the offering, at a price of $3.00 per share. The Company currently anticipates that fraction would not be less than 0.25 per share for each share of common stock held. The Company will register the rights offering with the Securities and Exchange Commission, and as a result, the record date for the rights offering has not been set at this time.

Stereotaxis entered into these transactions in order to help alleviate its immediate liquidity concerns. The Company continues to work on a long-term resolution of these liquidity issues with its financial advisors in order to mitigate the operational and financial risks that it faces.

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere. The V-Sono ICE catheter manipulator has received U.S. clearance, and the V-Loop circular catheter manipulator is currently in clinical trials in order to obtain clearance by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of June 30, 2013 we had incurred cumulative net losses of approximately $393 million. In May 2011, the Company introduced the Niobe ES system, which is the latest generation of the Niobe Robotic Magnetic Navigation System and will replace the Niobe II system going forward. As of June 30, 2013, the Company had an installed base of 88 Niobe ES systems and has received positive feedback from the physicians at these sites. During the third quarter of 2011, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. During the year ended December 31, 2012, the Company reduced operating expenses by approximately $19 million or 31% over the prior year. We expect to incur additional losses throughout the remainder of 2013 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenue. Revenue decreased from $10.5 million for the three months ended June 30, 2012 to $9.7 million for the three months ended June 30, 2013, a decrease of approximately 7%. Revenue from the sale of systems decreased from $3.9 million to $3.3 million, a decrease of approximately 14%. We recognized revenue on two Niobe systems, a total of $0.2 million for Niobe ES upgrades, and a total of $1.1 million for Odyssey and Odyssey Cinema systems during the 2013 period, versus two Niobe systems, a total of $0.7 million for Niobe ES upgrades, a total of $1.1 million for Odyssey and Odyssey Cinema systems during the 2012 period. Revenue from sales of disposable interventional devices, service and accessories decreased to $6.4 million for the three months ended June 30, 2013 from $6.6 million for the three months ended June 30, 2012, a decrease of approximately 4%. The decrease was attributable to lower disposable sales volume.

Cost of Revenue. Cost of revenue decreased from $3.3 million for the three months ended June 30, 2012 to $2.5 million for the three months ended June 30, 2013, a decrease of approximately 24%. Cost of revenue for systems sold decreased from $2.2 million for the three months ended June 30, 2012 to $1.6 million for the three months ended June 30, 2013, a decrease of approximately 26%. This decrease was primarily due to decreased system sales. Cost of revenue for disposables, service and accessories decreased from $1.1 million for the three months ended June 30, 2012 to $0.9 million for the three months ended June 30, 2013, a decrease of approximately 20%. The decrease was primarily due to decreased disposable sales. As a percentage of our total revenue, overall gross margin increased to 75% for the three months ended June 30, 2013 from 69% for the three months ended June 30, 2012 due to improved margins on system sales. Gross margin for systems was 52% for the three months ended June 30, 2013 compared to 44% for the three months ended June 30, 2012. The increase was primarily related to higher gross margin on Odyssey and Odyssey Cinema systems in the current year. Gross margin for disposables, service and accessories was 86% for the current quarter compared to 84% for the three months ended June 30, 2012. The increase is due to higher margins on service in the current year period due to fewer ES upgrades provided in exchange for extended service contracts.

Research and Development Expenses. Research and development expenses decreased from $2.2 million for the three months ended June 30, 2012 to $1.5 million for the three months ended June 30, 2013, a decrease of approximately 32%. The decrease is primarily due to reduced headcount expenses and a reduction in consulting, contract research, and materials expenses as part of the Company’s efforts to reduce operating expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $6.2 million for the three months ended June 30, 2012 to $4.3 million for the three months ended June 30, 2013, a decrease of approximately 32%. The decrease was due to reduced headcount expenses and a reduction in marketing expenses as part of the Company’s efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $3.3 million from $3.5 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of approximately 6%. The decrease was primarily due to reduced headcount expenses and foreign currency effects, partially offset by increases in consulting expenses.

Other Income (Expense). Other income (expense) represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense increased to $2.1 million for the three months ended June 30, 2013 from $1.8 million for the three months ended June 30, 2012, due primarily to noncash amortization of the discount on the subordinated convertible debentures.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenue. Revenue decreased from $22.8 million for the six months ended June 30, 2012 to $18.1 million for the six months ended June 30, 2013, a decrease of approximately 20%. Revenue from the sale of systems decreased from $9.0 million to $5.6 million, a decrease of approximately 39%. We recognized revenue on three Niobe ES, a total of $0.7 million for Niobe ES upgrades, a total of $1.7 million for Odyssey and Odyssey Cinema systems, and a total of $0.1 million for Vdrive systems during the 2013 period, versus four Niobe systems, a total of $2.1 million for Niobe ES upgrades, a total of $3.1 million for Odyssey and Odyssey Cinema systems, and a total of $0.3 million for Vdrive systems during the 2012 period. Revenue from sales of disposable interventional devices, service and accessories decreased to $12.6 million for the six months ended June 30, 2013 from $13.8 million for the six months ended June 30, 2012, a decrease of approximately 8%. The decrease was attributable to lower disposable sales volume.

Cost of Revenue. Cost of revenue decreased from $7.0 million for the six months ended June 30, 2012 to $4.7 million for the six months ended June 30, 2013, a decrease of approximately 34%. As a percentage of our total revenue, overall gross margin increased to 74% for the six months ended June 30, 2013 compared to 69% during the same six month period of the prior year, due to a shift in mix from system revenue to disposable, service and accessory revenue. Cost of revenue for systems sold decreased from $4.5 million for the six months ended June 30, 2012 to $2.8 million for the six months ended June 30, 2013, a decrease of approximately 38%, primarily due to decreased system sales across all product lines. Gross margin for systems was 50% for both the six months ended June 30, 2013 and the six months ended June 30, 2012. Cost of revenue for disposables, service and accessories decreased to $1.9 million during the 2013 period from $2.5 million during the 2012 period, resulting in an increase in gross margin to 85% from 82% between these periods. The increase is due to higher margins on service in the current year period due to fewer ES upgrades provided in exchange for extended service contracts.

Research and Development Expenses. Research and development expenses decreased from $5.0 million for the six months ended June 30, 2012 to $3.0 million for the six months ended June 30, 2013, a decrease of approximately 40%. The decrease is primarily due to reduced headcount expenses and a reduction in consulting, contract research, and materials expenses as part of the Company’s efforts to reduce operating expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $12.2 million for the six months ended June 30, 2012 to $9.1 million for the six months ended June 30, 2013, a decrease of approximately 25%. The decrease was due to reduced headcount and travel expenses and a reduction in marketing and consulting expenses as part of the Company’s efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $6.7 million from $7.3 million for the six months ended June 30, 2013 and 2012, respectively, a decrease of approximately 9%. The decrease was primarily due to reduced headcount, partially offset by increased consulting expenses.

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

Interest Expense. Interest expense increased to $4.1 million for the six months ended June 30, 2013 from $3.3 million for the six months ended June 30, 2012, due to the Healthcare Royalty Partners II, L.P. (“Healthcare Royalty Partners”), formerly “Cowen Healthcare Royalty Partners II, L.P., financing in November 2011 and amortization of warrants issued in conjunction with the renewal of the revolving line of credit. Interest expense also includes the amortization of the debt discount on the subordinated convertible debentures.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At June 30, 2013 we had $4.1 million of cash and equivalents. We had a working capital deficit of approximately $11.0 and $5.7 million as of June 30, 2013 and December 31, 2012, respectively. The decrease in working capital is due principally to the $7.9 million net loss for the first six months of 2013.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash flow used in operating activities	$(3,294)	$(8,413)
Cash flow used in investing activities	0	(113)
Cash flow provided by financing activities	(370)	6,691

Net cash used in operating activities. We used approximately $3.3 million and $8.4 million of cash for operating activities during the six months ended June 30, 2013 and 2012, respectively. This decrease was primarily driven by a decrease in the net loss, adjusted for non-cash items such as stock-based compensation, amortization of the convertible debt discount and mark-to-market entries on warrants and convertible debt. In addition, changes in working capital generated approximately $3.0 million in cash driven by changes in inventories, prepaid expenses and other current assets, and accounts payable.

Net cash used in investing activities. There were no purchases of equipment for the six month period ended June 30, 2013 compared to $0.1 million of purchases for the six month period ended June 30, 2012.

Net cash provided by financing activities. We used approximately $0.4 million of cash for the six month period ended June 30, 2013 compared to the $6.7 million generated for the six month period ended June 30, 2012. This decrease in cash generated was primarily driven by the prior year activity, which included cash generated through the PIPE offering and issuance of convertible debt, partially offset by reduced borrowings against the line of credit.

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

Borrowing facilities

As of June 30, 2013, our borrowing facilities were comprised of subordinated convertible debentures, a revolving line of credit and a term note maintained with our primary lender, Silicon Valley Bank, as well as a term note maintained with Healthcare Royalty Partners.

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

On March 30, 2012, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2012 to April 30, 2012 and reduced the Company’s borrowing availability by $3,333,333. The Company also received from stockholders, who at the time were affiliates of two members of our board of directors (the “Lenders”) and were considered to be related parties, an extension of their commitment to provide $10 million in loan guarantees until April 30, 2012. As a result of this extension, the Company issued the Lenders warrants to purchase 75,735 shares of common stock at $6.60 per share.

On May 1, 2012, the Company and its primary lender entered into an agreement in which the lender extended the maturity of the revolving line of credit from April 30, 2012 to May 15, 2012. The Company and the Lenders also agreed to amend their agreement to extend the $10 million loan guarantee through May 15, 2012. The Company granted warrants to purchase an aggregate of 60,976 shares of Common Stock in exchange for the extension of the guarantee.

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

On March 29, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2013 to June 30, 2013. The Company and the Lenders also agreed to extend until June 30, 2013 the $3 million guarantee. As a result of this extension, the Company issued the Lenders warrants to purchase 113,636 shares of common stock at $1.98 per share.

On June 28, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from June 30, 2013 to July 31, 2013, and decreased the amount of available advances from $13 million to $6 million. In addition, the Bank waived the testing of the tangible net worth and liquidity ratio financial covenants under the Amended Loan Agreement for the period ended June 30, 2013. The Company and the Lenders also agreed to extend until July 31, 2013 the $3 million guarantee. As a result of this extension, the Company issued the Lenders warrants to purchase 48,387 shares of common stock at $1.55 per share.

On July 31, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from July 31, 2013 to August 31, 2013. In addition, the Bank waived the testing of the liquidity ratio financial covenant under the Amended Loan Agreement for the period ended July 31, 2013. The Company and the Lenders also agreed to extend until August 31, 2013 the $3 million guarantee. As a result of this extension, the Company issued the Lenders warrants to purchase 14,313 shares of common stock at $5.24 per share.

As of June 30, 2013, we had an outstanding balance under our term loan of $2.0 million. In addition, we had $6.5 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of June 30, 2013, the Company had a borrowing capacity of $6.5 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had no remaining ability to borrow under the revolving line of credit at June 30, 2013.

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

On August 7, 2013, holders of all of the Company’s convertible subordinated notes exercised outstanding warrants to purchase an aggregate of 2.5 million shares of common stock for cash at an exercise price of $3.361 per share and converted a portion of their notes into shares of common stock. In a separate transaction, the holders exchanged the balance of their convertible notes for shares and additional warrants to purchase 2.5 million shares, also having an exercise price of $3.361 per share. The convertible notes held by these holders were extinguished, and the Company issued shares at a combined rate of $3.00 per share in these transactions. As a result of these transactions, the Company issued a total of 5.2 million shares of common stock and received an aggregate of $8.475 million in cash from the warrant exercise. In addition, $8.1 million of convertible subordinated notes have been retired.

In connection with the exchange, the holders and the Company amended the terms of the original securities purchase agreement under which the notes and warrants were issued to remove certain ongoing covenants. The Company also intends to conduct a rights offering to all existing stockholders, pursuant to which its stockholders may elect to purchase a specified fraction of a share for each share of stock held as of the record date for the offering, at a price of $3.00 per share. The Company currently anticipates that fraction would not be less than 0.25 per share for each share of common stock held. The Company will register the rights offering with the Securities and Exchange Commission, and as a result, the record date for the rights offering has not been set at this time.

Stereotaxis entered into these transactions in order to help alleviate its immediate liquidity concerns. The Company continues to work on a long-term resolution of these liquidity issues with its financial advisors in order to mitigate the operational and financial risks that it faces.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of June 30, 2013 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the six months ended June 30, 2013, sales denominated in foreign currencies were approximately 19% of total revenue and as such, our revenue would have decreased by approximately $0.3 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the six months ended June 30, 2013, expenses denominated in foreign currencies were approximately 15% of our total expenses and as such, our operating expenses would have decreased by approximately $0.3 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at June 30, 2013 would have resulted in less than a $0.1 million decrease in the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of June 30, 2013, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain issuances of our outstanding debt are subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted in less than a $0.1 million decrease in interest expense for the quarter ended June 30, 2013.

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

Our common stock is currently listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On January 20, 2012, we received notice from the Nasdaq Listing Qualifications Department that our common stock had not met the $1.00 per share minimum bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be subject to delisting after that time. Because the closing bid price of our common stock on the Nasdaq Global Market had been below $1.00 per share each trading day since December 6, 2011, through July 10, 2012, we implemented the Reverse Stock Split of one-for-ten shares on July 10, 2012, following shareholder approval of that action in order to put our stock in compliance with the minimum bid price requirement. On July 25, 2012, we received notice that we regained compliance with the minimum bid price requirement. In addition, on June 25, 2012, Nasdaq notified us that we did not comply with the rule regarding market value of publicly held shares. On January 9, 2013, we received notification from Nasdaq that we had regained compliance with the minimum market value of publicly held shares requirement.

On March 20, 2013, we received a notification from the Nasdaq Listing Qualifications Department that we are not in compliance with the $50.0 million in total assets and total revenues requirement for our most recently completed fiscal year or for two of the last three most recently completed fiscal years, as required by Nasdaq Listing Rule 5450(b)(3)(A). In addition, the Nasdaq letter stated that we do not comply with an alternative requirement of Listing Rule 5450(b) for continued listing on the Nasdaq Global Market because our stockholders’ equity is less than $10.0 million and the market value of our listed securities is less than $50.0 million. In the notice, Nasdaq stated that we may provide a plan to regain compliance with the continued listing requirements of the Nasdaq Global Market by May 6, 2013. We submitted a compliance plan with the Nasdaq Listing Qualifications Staff (“Staff”) on May 6, 2013, and on June 18, 2013, the Staff notified the Company that the plan was denied. The Company submitted a timely request for a hearing before the Nasdaq Listing Qualifications Panel (“Panel”).

                 On July 25, 2013, Company representatives appeared before the Panel to request a transfer from the Nasdaq Global Market to the Capital Market and to present a plan to achieve compliance with the continued listing requirements for the Nasdaq Capital Market. If the Panel decides to continue the Company’s listing on the Nasdaq Capital Market, the Panel has the discretion to grant the Company a period of time through no later than December 16, 2013, to achieve compliance with applicable listing requirements. The Company does not have the results of the hearing at this time, but intends to continue to pursue its plans to achieve compliance with Nasdaq Capital Market criteria and to report to the Panel on its progress no later than August 15, 2013, as requested by the Panel.

There is no assurance that the Panel will grant our request for a transfer to the Nasdaq Capital Market pursuant to our compliance plan. Even if we are granted additional time to achieve compliance with the Nasdaq Capital Market listing standards, there can be no assurance that we will be able to evidence compliance by the deadline established by the Panel. If the Panel does not accept our compliance plan, or if it accepts our compliance plan and we are not able to achieve compliance by the established deadline, then Nasdaq would issue a delisting letter. We would at that point be afforded the right to appeal the Panel determination to the Nasdaq Listing and Hearing Review Council. However, the delisting action would not be stayed while the appeal is pending.

In addition, on April 17, 2013, Nasdaq notified us that we no longer comply with the market value of publicly held shares requirement for continued listing on the Nasdaq Global Market, as we did not maintain a market value of publicly held shares of at least $15 million for the 30 consecutive business days prior to the date of the letter. In accordance with applicable Nasdaq rules, we have been provided 180 calendar days, or until October 14, 2013, to regain compliance with that rule. If the Panel permits us to transfer to the Nasdaq Capital Market as described above, the $15 million market value of publicly held shares requirement would no longer apply to the Company. The market value of publicly held shares requirement applicable to the Nasdaq Capital Market is $1.0 million.

If our common stock is delisted from the Nasdaq Stock Market, we anticipate that our common stock will be immediately eligible for quotation on the OTCQB Market. Any delisting could adversely affect the market liquidity of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and harm our business. Moreover, if we are not listed on an “eligible market,” we would be in breach of the terms of the transaction documents related to the warrants granted on August 8, 2013 to certain holders in exchange for a portion of our convertible debt, and we would be subject to potential liability for damages and other remedies. In addition, receipt of a deficiency notice from Nasdaq with respect to our ongoing compliance with the applicable listing standards could also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities. Any of such developments as a result of the foregoing could impair the value of your investment.

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

STEREOTAXIS, INC. (Registrant)

Date: August 14, 2013	By:	/s/ William C. Mills III
William C. Mills III, Interim Chief Executive Officer

Date: August 14, 2013	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Consulting Agreement by and between the Company and Michael Kaminski dated April 12, 2013, incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K/A (File No. 000-50884) filed on April 17, 2013.

10.2	Form of Retention Agreement dated April 23, 2013, incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 26, 2013.

10.3	Sixth Loan Modification and Waiver Agreement (Domestic), dated June 28, 2013, by and between Silicon Valley Bank, the Company, and Stereotaxis International, Inc. incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.4	Export-Import Bank Fifth Loan Modification Agreement, dated June 28, 2013, by and between Silicon Valley Bank, the Company and Stereotaxis International, Inc. incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.5	Eighth Amendment to Note and Warrant Purchase Agreement, dated June 28, 2013, among affiliated entities of Sanderling Venture Partners, Alafi Capital Company and the Company, incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

4.1	Form of Warrant Issued Pursuant to that Certain Eighth Amendment to Note and Warrant Purchase Agreement dated June 28, 2013, among affiliated entities of Sanderling Venture Partners, Alafi Capital Company and the Company, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.