Form 10-Q/A
period 2013-06-30
Stereotaxis, Inc.
filed 2013-08-19
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q filed by Stereotaxis, Inc. (the “Company”) originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2013, for the period ended June 30, 2013. This Amendment No. 1 is being filed solely for the purpose of adding disclosures in Part II, Item 2 and Item 5, the summary of certain unregistered sales of equity securities which occurred subsequent to the end of the period covered by the originally filed Quarterly Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As disclosed in “Note 14 – Subsequent Events” to the Company’s financial statements, subsequent to the end of the period covered by this report, on August 7, 2013, holders of all of the Company’s convertible subordinated notes exchanged the balance of their unconverted convertible notes for, among other consideration, additional warrants (the “Exchange Warrants”) to purchase 2.5 million shares, having an exercise price of $3.361 per share. On August 8, 2013, certain former holders of the convertible notes exercised Exchange Warrants to purchase an aggregate of 1,372,358 shares of common stock in cashless net exercises as provided for in the Exchange Warrants, which resulted in the issuance to such funds of an aggregate of 841,575 shares of common stock. As a result, there were no net proceeds to the Company. The Company is relying on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, based on representations to the Company made by the warrant holders.

In addition, on August 7, 2013, venture funds affiliated with Sanderling Ventures exercised warrants to purchase an aggregate of 262,450 shares of common stock in cashless net exercises as provided for in the warrants, which resulted in the issuance to such funds of an aggregate of 183,478 shares of common stock; 75,758 warrants had an exercise price of $1.98 per share, 156,204 warrants had an exercise price of $3.361 per share and 30,488 warrants had an exercise price of $4.10 per share. The warrants, which were issued by the Company in private placements in 2012 and 2013 in connection with the extension of previously disclosed guarantees, were converted pursuant to the cashless exercise provisions set forth in the warrants. As a result, there were no net proceeds to the Company. The Company is relying on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, based on representations to the Company made by the warrant holders. The resale by the warrant holders of 122,527 shares of common stock issued to such holders pursuant to the exercise of certain warrants described in this paragraph has been previously registered with the Securities Exchange Commission.

The aggregate shares issued as described above are included in the shares outstanding on the cover page of the Quarterly Report on Form 10-Q originally filed on August 14, 2013.

ITEM 5. OTHER INFORMATION

The information under Part II, Item 2 is incorporated by reference to this Item 5.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: August 19, 2013	By:	/S/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer