Form 10-Q
period 2013-09-30
Stereotaxis, Inc.
filed 2013-11-14
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-36159

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

The number of outstanding shares of the registrant’s common stock on October 31, 2013 was 15,935,157.

STEREOTAXIS, INC.

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,386,605	$7,777,718
Accounts receivable, net of allowance of $301,459 and $640,183 in 2013 and 2012, respectively	8,096,385	11,570,489
Inventories	4,738,032	5,098,241
Prepaid expenses and other current assets	1,918,412	3,492,067

Total current assets	23,139,434	27,938,515
Property and equipment, net	1,419,320	2,141,923
Intangible assets, net	1,754,445	1,979,320
Long-term receivables	19,975	73,199
Other assets	33,815	32,987

Total assets	$26,366,989	$32,165,944

Liabilities and stockholders’ deficit
Current liabilities:
Short-term debt and current maturities of long-term debt	$3,242,800	$12,264,490
Accounts payable	3,193,816	3,556,688
Accrued liabilities	6,839,797	5,361,810
Deferred revenue	7,399,431	9,502,939
Warrants and debt conversion features	4,955,588	2,968,348

Total current liabilities	25,631,432	33,654,275
Long-term debt, less current maturities	18,242,083	16,824,736
Long-term deferred revenue	293,047	477,159
Other liabilities	—	—

Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2013 and 2012	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 15,925,480 and 8,018,615 shares issued at 2013 and 2012, respectively	15,925	8,019
Additional paid in capital	431,831,756	366,053,627
Treasury stock, 4,015 shares at 2013 and 2012	(205,999)	(205,999)
Accumulated deficit	(449,441,255)	(384,645,873)

Total stockholders’ deficit	(17,799,573)	(18,790,226)

Total liabilities and stockholders’ deficit	$26,366,989	$32,165,944

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Systems	$4,449,598	$5,040,025	$10,000,926	$14,082,637
Disposables, service and accessories	6,371,846	6,521,374	18,962,129	20,274,888

Total revenue	10,821,444	11,561,399	28,963,055	34,357,525
Cost of revenue:
Systems	2,338,175	2,429,764	5,132,007	6,948,145
Disposables, service and accessories	1,161,449	1,057,057	3,032,150	3,560,585

Total cost of revenue	3,499,624	3,486,821	8,164,157	10,508,730
Gross margin	7,321,820	8,074,578	20,798,898	23,848,795
Operating expenses:
Research and development	1,300,287	1,904,648	4,313,590	6,925,928
Sales and marketing	4,102,968	4,096,842	13,213,528	16,318,911
General and administrative	2,987,408	3,007,598	9,688,116	10,349,817

Total operating expenses	8,390,663	9,009,088	27,215,234	33,594,656

Operating loss	(1,068,843)	(934,510)	(6,416,336)	(9,745,861)
Other income (expense)	(48,160,084)	598,494	(46,660,340)	9,679,848
Interest income	1,306	1,982	3,973	5,353
Interest expense	(7,640,821)	(1,581,247)	(11,722,679)	(4,861,106)

Net income (loss)	$(56,868,442)	$(1,915,281)	$(64,795,382)	$(4,921,766)

Net loss per common share:
Basic	$(4.49)	$(0.25)	$(6.72)	$(0.74)
Diluted	$(4.49)	$(0.25)	$(6.72)	$(0.74)

Weighted average shares used in computing net loss per common share:
Basic	12,666,414	7,701,332	9,640,249	6,651,255
Diluted	12,666,414	7,701,332	9,640,249	6,651,255

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(64,795,382)	$(4,921,766)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	705,717	989,501
Amortization	224,875	224,875
Amortization of deferred finance costs and debt discount	7,702,681	1,978,264
Share-based compensation	670,873	1,979,159
Loss on asset disposal	16,886	4,122
Adjustment of warrants and convertible debt features	46,758,917	(9,679,848)
Interest due from issuance of stock	551,296	—
Changes in operating assets and liabilities:
Accounts receivable	3,474,806	594,397
Other receivables	52,522	17,910
Inventories	360,209	(693,139)
Prepaid expenses and other current assets	527,500	(279,595)
Other assets	(828)	1,648
Accounts payable	(362,872)	(1,033,514)
Accrued liabilities	1,477,987	(560,126)
Deferred revenue	(2,287,620)	(660,196)
Other liabilities	—	(3,093)

Net cash used in operating activities	(4,922,433)	(12,041,401)
Cash flows from investing activities
Purchase of equipment	—	(130,103)

Net cash used in investing activities	—	(130,103)
Cash flows from financing activities
Payments of term loan	(4,000,000)	(3,000,000)
Proceeds from revolving line of credit	37,237,131	42,246,305
Payments of revolving line of credit	(41,490,148)	(49,363,204)
Proceeds from subordinated convertible debt, net of issuance costs	—	7,738,351
Proceeds from Healthcare Royalty Partners debt	2,500,000	2,500,000
Payments of Healthcare Royalty Partners debt	(263,192)	(1,114,095)
Proceeds from issuance of stock and warrants, net of issuance costs	11,547,529	9,122,431

Net cash provided by financing activities	5,531,320	8,129,788

Net increase (decrease) in cash and cash equivalents	608,887	(4,041,716)

Cash and cash equivalents at beginning of period	7,777,718	13,954,919

Cash and cash equivalents at end of period	$8,386,605	$9,913,203

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

The Niobe ES system is the latest generation of the Niobe Robotic Magnetic Navigation System (“Niobe system”), which is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure.

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

Since our inception, we have generated significant losses. As of September 30, 2013 we had incurred cumulative net losses of approximately $449 million. In May 2011, the Company introduced the Niobe ES system. As of September 30, 2013, the Company had an installed base of 92 Niobe ES systems and has received positive feedback from the physicians at these sites. During the third quarter of 2011, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. During the year ended December 31, 2012, the Company reduced operating expenses by approximately $19 million or 31% over the prior year. We expect to incur additional losses throughout the remainder of 2013 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or for future operating periods.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of September 30, 2013 and December 31, 2012.

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

Under our revenue recognition policy, a portion of revenue for the Niobe, Odyssey Vision, Odyssey Cinema, and Vdrive systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Revenue for Niobe, Odyssey Vision Standard HD, Odyssey Vision Quad, Odyssey Cinema, and Vdrive systems is recognized upon delivery due to the fact that third parties became qualified to perform installations. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. The Company does not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. However, the Company may deliver systems to a non-hospital site at the customer’s request as outlined in the terms and conditions of the sales agreement, in which case the Company evaluates whether the substance of the transaction meets the delivery and performance requirements for revenue recognition under “bill and hold” guidance. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

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

The Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations. Restricted shares granted to employees are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

Net Loss per Common Share (“EPS”)

Basic and diluted net loss per common share (“EPS”) is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Numerator for basic EPS	$(56,868,442)	$(1,915,281)	$(64,795,382)	$(4,921,766)
Effect of dilutive securities:
Subordinated convertible debentures	—	—	—	—

Numerator for diluted EPS	$(56,868,442)	$(1,915,281)	$(64,795,382)	$(4,921,766)

Denominator:
Denominator for basic EPS—weighted average shares	12,666,414	7,701,332	9,640,249	6,651,255
Effect of dilutive securities:
Subordinated convertible debentures	—	—	—	—

Denominator for diluted EPS	12,666,414	7,701,332	9,640,249	6,651,255

Basic EPS	$(4.49)	$(0.25)	$(6.72)	$(0.74)
Diluted EPS	$(4.49)	$(0.25)	$(6.72)	$(0.74)

In addition, the Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable during these periods because the Company’s unearned restricted shares do not contractually participate in its losses.

As of September 30, 2013, the Company had 238,989 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $46.83 per share and 3,021,302 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $14.30 per share. The Company had a weighted average of 25,657 and 36,135 unearned restricted shares outstanding for the three and nine months period ended September 30, 2013.

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

3. Inventory

Inventory consists of the following:

	September 30, 2013	December 31, 2012
Raw materials	$2,897,716	$3,303,053
Work in process	432,759	65,546
Finished goods	1,528,411	1,802,281
Reserve for obsolescence	(120,854)	(72,639)

Total inventory	$4,738,032	$5,098,241

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2013	December 31, 2012
Prepaid expenses	$252,793	$330,756
Deferred cost of revenue	147,000	527,725
Derivative asset	—	1,736
Deferred financing costs	694,630	1,590,916
Deposits	823,989	1,040,934

Total prepaid expenses and other current assets	$1,918,412	$3,492,067

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

The derivative asset represents the fair value of a debt conversion feature that is part of the subordinated convertible debentures agreement. Refer to Notes 9 and 11 for discussion of the debentures and fair value measurement, respectively.

5. Property and Equipment

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012
Equipment	$8,671,623	$8,762,041
Equipment held for lease	303,412	303,412
Leasehold improvements	2,328,381	2,328,381

	11,303,416	11,393,834
Less: Accumulated depreciation	(9,884,096)	(9,251,911)

Net property and equipment	$1,419,320	$2,141,923

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

As of September 30, 2013, the Company had total intangible assets, including those described above, of $3,665,000. Accumulated amortization at September 30, 2013, was $1,910,555.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
Accrued salaries, bonus, and benefits	$2,715,907	$2,123,167
Accrued rent	1,494,539	1,095,641
Accrued warranties	546,079	653,473
Accrued interest	496,197	469,049
Accrued licenses and maintenance fees	340,696	323,901
Other	1,246,379	696,579

Total accrued liabilities	$6,839,797	$5,361,810

Our primary company facilities are located in St. Louis, Missouri where we lease approximately 65,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were accrued as a rent liability. The remaining contractual obligation on the St. Louis facility is $9,380,545.

8. Deferred Revenue

Deferred revenue consists of the following:

	September 30, 2013	December 31, 2012
Product shipped, revenue deferred	$1,570,771	$3,206,641
Customer deposits	420,723	558,227
Deferred service and license fees	5,700,984	6,215,230

	7,692,478	9,980,098
Less: Long-term deferred revenue	(293,047)	(477,159)

Total current deferred revenue	$7,399,431	$9,502,939

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving line of credit, due March 2014	$3,000,000	$3,018,067	$7,253,017	$7,277,084
Term note, due December 2013	—	—	4,000,000	4,000,000
Healthcare Royalty Partners debt	18,484,883	18,484,883	16,248,075	16,248,075
Subordinated convertible debentures	—	—	1,588,134	1,588,134

Total debt	21,484,883	21,502,950	29,089,226	29,113,293
Less current maturities	(3,242,800)	(3,260,867)	(12,264,490)	(12,288,557)

Total long term debt	$18,242,083	$18,242,083	$16,824,736	$16,824,736

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of September 30, 2013 and December 31, 2012. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3). The carrying amounts of the Subordinated Convertible Debentures are net of the respective unamortized debt discount as of December 31, 2012.

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

On May 1, 2012, the Company and its primary lender entered into an agreement in which the lender extended the maturity of the revolving line of credit from April 30, 2012 to May 15, 2012. The Company and the Lenders also agreed to amend their agreement to extend the $10 million loan guarantee through May 15, 2012. The Company granted warrants to purchase an aggregate of 60,976 shares of common stock at $4.10 per share in exchange for the extension of the guarantee.

On May 10, 2012, upon closing of financing transactions for gross proceeds of $18.5 million, the Company entered into the Third Loan Modification Agreement with its primary lender. The amendment extended the revolving credit facility maturity to March 31, 2013 and revised the financial covenants. Additionally, the revolving line of credit was decreased from $20 million to $13 million. The reduction was as a result of the pay down of $7 million of the guarantees provided by the Lenders. In addition the Company and the Lenders agreed to decrease the $10 million guarantee to $3 million and to further extend the loan guarantee through March 31, 2013. The Company granted warrants to purchase an aggregate of 234,305 shares of common stock at $3.361 per share in exchange for the extension of the guarantee.

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

On August 30, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from August 31, 2013 to March 31, 2014. In addition, the Company and the Bank agreed to a reduction in the revolving credit line from $6.0 million to $3.0 million, the elimination of the $3.0 million sublimit guaranteed by the Lenders, and release of the guarantees by the Lenders in favor of the Bank. The amendment eliminated the prepayment premium for the prepayment of the term loan and modified the financial covenants to (a) eliminate the minimum tangible net worth covenant, (b) substitute in lieu thereof an EBITDA test, requiring the Company to maintain a minimum EBITDA of no less than (no worse than) (i) negative $4.0 million for the trailing three-month period ending September 30, 2013 and (ii) negative $3.0 million for the trailing three-month period ending December 31, 2013, in each case tested quarterly on a trailing three month basis, and (c) revise the liquidity ratio covenant to require the Company to maintain a liquidity ratio of greater than 2:1, excluding certain short term advances from the calculation.

As of September 30, 2013, the Company had $3.0 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2013, the Company had a borrowing capacity of $3.0 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had no remaining ability to borrow under the revolving line of credit at September 30, 2013.

The revolving line of credit and the Company’s term notes (collectively, the “Credit Agreements”) are secured by substantially all of the Company’s assets. The Company is also required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

Term note

Under the 2010 amendment to the loan agreement, the Company entered into a $10 million term loan maturing on December 31, 2013, with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrued at the rate of prime plus 3.5%. Under the September 2011 amendment of the loan agreement, the interest rate on the term loan was increased to prime plus 5.5%. Under this agreement, the Company provided its primary lender with warrants to purchase 11,111 shares of common stock. The warrants are exercisable at $36.00 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black-Scholes method, was deferred and amortized to interest expense ratably over the life of the term loan. The term note was paid in full in September 2013.

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

Subordinated Convertible Debentures

In May 2012, the Company entered into a securities purchase agreement with certain institutional investors whereby the Company agreed to sell an aggregate of approximately $8.5 million in aggregate principal amount of unsecured, subordinated, convertible debentures (the “Debentures”), which became convertible into shares of the Company’s common stock at a conversion price of $3.361 per share (or approximately 2.5 million shares in the aggregate), on July 10, 2012, the date that the Company received shareholder approval for the transaction. The purchasers of the Debentures also received six-year warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s common stock at an exercise price of $3.361 per share (“Convert Warrants”). The Debentures bear interest at 8% per year and mature on May 7, 2014. In addition, the Company has the ability to issue shares of its common stock in lieu of cash interest payments under certain circumstances, and following the registration of the shares for resale, the Company issued shares in lieu of cash interest payments.

The Company recorded the Debentures on the balance sheet net of the debt discount. The debt discount of $7.6 million is due to warrants issued in conjunction with the Debentures and the debt conversion features. Upon issuance of the Debentures, the fair value of the warrants and derivative liability were $4.1 million and $3.5 million, respectively. The debt discount was amortized over the life of the loan using the effective interest method and the warrants and derivative liability were recorded at fair value on each reporting period. Refer to Note 11 for additional discussion of the fair value of the warrants and conversion features.

On August 7, 2013, holders of Convert Warrants exercised all of their Convert Warrants for an aggregate of approximately 2.5 million shares of our common stock, resulting in cash proceeds of approximately $8.5 million. In addition, holders of all of the Debentures exchanged the balance of their unconverted Debentures for an aggregate of approximately 2.7 million shares of the Company’s common stock and additional warrants (the “Exchange Warrants”) to purchase approximately 2.5 million shares, having an exercise price of $3.361 per share. On August 8, 2013, certain former holders of the Debentures exercised Exchange Warrants to purchase an aggregate of 1,372,358 shares of common stock in cashless net exercises as provided for in the Exchange Warrants, which resulted in the issuance to such funds of an aggregate of 841,575 shares of common stock. As a result, there were no net proceeds to the Company. The Company is relying on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, based on representations to the Company made by the warrant holders.

The costs associated with the adjustment of warrants and convertible debt features in connection with the third quarter capital transactions are included in other expense for the three and nine months ended September 30, 2013. The costs associated with the write-off of the unamortized debt discount are included in interest expense for the three and nine months ended September 30, 2013.

10. Stockholders’ Equity

Listing Transfer to NASDAQ Capital Market

On August 15, 2013, the NASDAQ Listing Qualifications Panel (the “Panel”) granted approval of the Company’s request to transfer its listing to The NASDAQ Capital Market® from The NASDAQ Global Market®. The Company’s securities began trading on the NASDAQ Capital Market effective August 19, 2013.

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

Private Offerings of Common Stock

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

On August 7, 2013, venture funds affiliated with Sanderling Ventures received an aggregate of 183,478 shares of common stock based upon the cashless exercise of warrants to purchase an aggregate of 262,450 shares of common stock. These warrants were comprised of 75,758 warrants with an exercise price of $1.98 per share, 156,204 warrants with an exercise price of $3.361 per share and 30,488 warrants with an exercise price of $4.10 per share. The warrants were issued by the Company in private placements in 2012 and 2013 in connection with the extension of previously disclosed guarantees.

On August 13, 2013, venture funds affiliated with Sanderling Ventures exercised PIPE Warrants to purchase an aggregate of 650,619 shares of common stock in a cashless net exercise as provided for in the PIPE Warrants, which resulted in the issuance to such funds of an aggregate of 308,194 shares of common stock. As a result, there were no net proceeds to the Company.

On August 16, 2013, certain affiliates of Franklin Templeton exercised PIPE Warrants to purchase an aggregate of 650,618 shares of common stock for cash. The Company received an aggregate of $2,186,727 gross proceeds from the sale.

On August 16, 2013, Alafi Capital Company exercised PIPE Warrants to purchase an aggregate of 261,241 shares of common stock for cash. The Company received an aggregate of $878,031 gross proceeds from the sale.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In August 2012, the Board of Directors adopted a stock incentive plan (the 2012 Stock Incentive Plan) which was subsequently approved by the Company’s stockholders. This plan replaces the 2002 Stock Incentive Plan which expired on March 25, 2012. At September 30, 2013, the Board of Directors had 1,033,242 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2013, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $1.7 million, net of estimated forfeitures of approximately $1.6 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine month period ended September 30, 2013 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2012	373,899	$1.63 - $116.40	$43.90
Granted	—	$0.00 - $0.00	—
Exercised	(145)	$6.80	$6.80
Forfeited	(134,765)	$1.69 - $68.60	$38.75

Outstanding, September 30, 2013	238,989	$1.63 - $116.40	$46.83

A summary of the restricted share grant activity for the nine month period ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2012	68,543	$20.62
Granted	—	—
Vested	(33)	$33.80
Forfeited	(37,295)	$18.29

Outstanding, September 30, 2013	31,215	$23.39

A summary of the restricted shares outstanding as of September 30, 2013 is as follows:

Number of Shares
Time based restricted shares	7,675
Performance based restricted shares	23,540

Outstanding, September 30, 2013	31,215

A summary of the restricted stock unit activity for the nine month period ended September 30, 2013 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2012	529,312	$2.64
Granted	447,000	$2.20
Vested	(201,306)	$3.92
Forfeited	(176,717)	$2.09

Outstanding, September 30, 2013	598,289	$2.04

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2013:
Cash equivalents	$4,550,340	4,550,340	—	—

Total assets at fair value	$4,550,340	4,550,340	—	—

Liabilities at September 30, 2013:
Warrants issued December 29, 2008	$256,650	—	—	256,650
Warrants issued May 10, 2012	1,591,409	—	—	1,591,409
Warrants issued August 2013	3,107,529			3,107,529

Total liabilities at fair value:	$4,955,588	—	—	4,955,588

Assets at December 31, 2012:
Cash equivalents	$256,702	256,702	—	—
Derivative asset	1,736	—	—	1,736

Total assets at fair value	$258,438	256,702	—	1,736

Liabilities at December 31, 2012:
Warrants issued December 29, 2008	$71,581	—	—	71,581
Warrants issued May 10, 2012	2,347,902	—	—	2,347,902
Derivative liability	548,865	—	—	548,865

Total liabilities at fair value:	$2,968,348	—	—	2,968,348

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $4,550,340 and $256,702 at September 30, 2013 and December 31, 2012, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the nine month periods ended September 30, 2013 and September 30, 2012. There were no transfers in or out of Level 1 during the period ended September 30, 2013.

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $256,650 were measured at fair value on a recurring basis as of September 30, 2013 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at September 30, 2013 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 232.47%; 3) risk-free interest rate of 0.63%; and 4) expected life of 0.74 of a year.

In the Company’s May 2012 financing transaction, the Company issued subordinated convertible debentures and warrants. The optional conversion feature of the subordinated convertible debentures is classified as a derivative liability within “Warrants and debt conversion features” on the Company’s balance sheet. In August 2013, holders of all of the Debentures exchanged the balance of their unconverted Debentures for an aggregate of approximately 2.7 million shares of the Company’s common stock and additional warrants (the “Exchange Warrants”) to purchase approximately 2.5 million shares, having an exercise price of $3.361 per share. The warrants issued in conjunction with the May 2012 Debentures and PIPE and the August 2013 Exchange are also considered a liability. Due to the provisions included in the warrant agreements, the warrants do not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The warrants and derivative liability are periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations.

Per the terms of the Debentures agreement, the Company had the ability to require each holder to convert up to 50% of the Debentures if the common stock closed above $15.00, or 100% of the Debentures if the common stock closed above $20.00 (in each case, as adjusted for stock splits, recapitalizations and similar events) during a 20 consecutive trading day period and the resale registration statement had been declared effective by the SEC and was available for the issuance of the common stock upon conversion of the Debentures. In the event of any forced conversion by the Company, the minimum amount that the Company could force the holders to convert was $2.5 million of Debentures in the aggregate. This mandatory redemption clause was classified as a derivative asset within “Prepaid and other current assets” on the Company’s balance sheet. The derivative asset was periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations.

Based on the discussion of the Debentures in Note 9, the Debentures along with their derivative liability and asset, and related warrants were extinguished prior to September 30, 2013. In accordance with general accounting principles for fair value measurement, the Company’s remaining PIPE and Exchange warrants were measured at fair value on a recurring basis as of September 30, 2013 and were valued using Level 3 valuation inputs. A Monte-Carlo simulation was used to value the derivative asset, liabilities and warrants upon issuance on May 10, 2012 using the following assumptions: 1) volatility of 80%; 2) risk-free interest rate of 1.035%; and 3) a closing stock price of $3.413.

The initial valuation of Exchange warrants were valued as of August 7, 2013 using the following assumptions: 1) volatility of 111%; 2) risk-free interest rate of 1.46%; and 3) a closing stock price of $8.69.

The remaining Exchange warrants were revalued as of September 30, 2013 using the following assumptions: 1) volatility of 115%; 2) risk-free interest rate of 1.43%; and 3) a closing stock price of $3.33.

The remaining PIPE warrants were revalued as of September 30, 2013 using the following assumptions: 1) volatility of 115%; 2) risk-free interest rate of 1.24%; and 3) a closing stock price of $3.33.

The significant unobservable input used in the fair value measurement of the Company’s warrants, derivative liability, and derivative asset is volatility. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) asset and liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial asset and liabilities for the nine month period ended September 30, 2013:

	Derivative Asset	Total Assets	Warrants issued December 29, 2008	Warrants issued May 2012	Warrants issued August 2013	Derivative Liability	Total Liabilities
Balance at beginning of period	$1,736	$1,736	$71,581	$2,347,902	$—	$548,865	$2,968,348
Issues	—	—	—		19,358,108		19,358,108
Settlements	—	—	—	(18,780,167)	(10,535,592)	(12,828,650)	(42,144,409)
Revaluation	(1,736)	(1,736)	185,069	18,023,674	(5,714,987)	12,279,785	24,773,541

Balance at end of period	$—	$—	$256,650	$1,591,409	$3,107,529	$—	$4,955,588

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	September 30, 2013	December 31, 2012
Warranty accrual, beginning of the fiscal period	$653,473	$691,832
Warranty expense incurred	90,964	650,367
Payments made	(198,358)	(688,726)

Warranty accrual, end of the fiscal period	$546,079	$653,473

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

14. Subsequent Events

On October 29, 2013, we filed a prospectus with the Securities Exchange Commission relating to a rights offering in which all stockholders and certain warrant holders of Stereotaxis, Inc. received subscription rights to purchase an aggregate of up to 6,315,953 shares of our common stock, par value $0.001 per share. All stockholders and certain warrant holders received subscription rights to purchase 1 share of common stock at a price of $3.00 per share for every 3 shares of stock that they held as of the record date of October 31, 2013. The NASDAQ Capital Market established Monday, November 4, 2013 as the “ex-rights” date for the rights offering. The ex-rights date is the date on which Stereotaxis’s common stock began to trade without the rights and the rights began to trade separately from the common stock. Between the record date and the ex-rights date, the rights traded together with the shares of common stock. The rights are listed on the NASDAQ Capital Market under the symbol “STXSR,” and will continue to be so listed until the expiration of the rights offering. The subscription rights will be exercisable until November 21, 2013 unless we choose to extend the rights offering beyond this date, which we do not currently expect to do.

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

The Niobe ES system is the latest generation of the Niobe Robotic Magnetic Navigation System (“Niobe system”), which is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure.

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

Since our inception, we have generated significant losses. As of September 30, 2013 we had incurred cumulative net losses of approximately $449 million. In May 2011, the Company introduced the Niobe ES system. As of September 30, 2013, the Company had an installed base of 92 Niobe ES systems and has received positive feedback from the physicians at these sites. During the third quarter of 2011, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. During the year ended December 31, 2012, the Company reduced operating expenses by approximately $19 million or 31% over the prior year. We expect to incur additional losses throughout the remainder of 2013 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives.

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

Under our revenue recognition policy, a portion of revenue for the Niobe, Odyssey Vision, Odyssey Cinema, and Vdrive systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Revenue for Niobe, Odyssey Vision Standard HD, Odyssey Vision Quad, Odyssey Cinema, and Vdrive systems is recognized upon delivery due to the fact that third parties became qualified to perform installations. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. The Company does not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. However, the Company may deliver systems to a non-hospital site at the customer’s request as outlined in the terms and conditions of the sales agreement, in which case the Company evaluates whether the substance of the transaction meets the delivery and performance requirements for revenue recognition under “bill and hold” guidance. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenue. Revenue decreased from $11.6 million for the three months ended September 30, 2012 to $10.8 million for the three months ended September 30, 2013, a decrease of approximately 6%. Revenue from the sale of systems decreased from $5.0 million to $4.4 million, a decrease of approximately 12%, primarily due to volume and lower Niobe ES system pricing. We recognized revenue on three Niobe ES systems, a total of $0.1 million for Niobe ES upgrades, and a total of $1.6 million for Odyssey and Odyssey Cinema systems during the 2013 period, versus two Niobe ES systems, a total of $0.6 million for Niobe ES upgrades, a total of $1.6 million for Odyssey and Odyssey Cinema systems during the 2012 period. Revenue from sales of disposable interventional devices, service and accessories decreased to $6.4 million for the three months ended September 30, 2013 from $6.5 million for the three months ended September 30, 2012, a decrease of approximately 2%. The decrease was attributable to lower disposable sales volume.

Cost of Revenue. Cost of revenue remained relatively consistent with the three months ended September 30, 2012 at $3.5 million. Cost of revenue for systems sold decreased from $2.4 million for the three months ended September 30, 2012 to $2.3 million for the three months ended September 30, 2013, a decrease of approximately 4%. This decrease was primarily due to product mix. Cost of revenue for disposables, service and accessories increased from $1.1 million for the three months ended September 30, 2012 to $1.2 million for the three months ended September 30, 2013. As a percentage of our total revenue, overall gross margin decreased to 68% for the three months ended September 30, 2013 from 70% for the three months ended September 30, 2012. Gross margin for systems decreased to 47% for the three months ended September 30, 2013 from 52% for the three months ended September 30, 2012, due to lower gross margins on Niobe ES and Vdrive systems in the current year. Gross margin for disposables, service and accessories was 82% for the current quarter compared to 84% for the three months ended September 30, 2012. The decrease was driven by product mix and lower royalties paid to the Company on the sale by Biosense Webster of co-developed catheters.

Research and Development Expenses. Research and development expenses decreased from $1.9 million for the three months ended September 30, 2012 to $1.3 million for the three months ended September 30, 2013, a decrease of approximately 32%. The decrease is primarily due to reduced headcount expenses and a reduction in consulting, contract research, and materials expenses as part of the Company’s efforts to reduce operating expenses.

Sales and Marketing Expenses. Sales and marketing expenses remained relatively consistent with the three month ended September 30, 2012 at $4.1 million.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses also remained relatively consistent with the three month ended September 30, 2012 at $3.0 million.

Other Expense. Other expense represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other expense also includes the adjustment in fair value of the derivative asset and liability related to the conversion features embedded in the subordinated convertible debentures. Other expense increased to $48.2 million for the three months ended September 30, 2013, due to the adjustment of warrants and convertible debt features in connection with the third quarter capital transactions with convertible note holders and other equity investors.

Interest Expense. Interest expense increased to $7.6 million for the three months ended September 30, 2013 from $1.6 million for the three months ended September 30, 2012, due primarily to the write-off of the unamortized debt discount in connection with the third quarter capital transactions with convertible note holders and other equity investors.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenue. Revenue decreased from $34.4 million for the nine months ended September 30, 2012 to $29.0 million for the nine months ended September 30, 2013, a decrease of approximately 16%. Revenue from the sale of systems decreased from $14.1 million to $10.0 million, a decrease of approximately 29%. We recognized revenue on six Niobe ES systems, a total of $0.8 million for Niobe ES upgrades, a total of $3.3 million for Odyssey and Odyssey Cinema systems, and a total of $0.2 million for Vdrive systems during the 2013 period, versus six Niobe ES systems, a total of $2.7 million for Niobe ES upgrades, a total of $4.8 million for Odyssey and Odyssey Cinema systems, and a total of $0.8 million for Vdrive systems during the 2012 period. Revenue from sales of disposable interventional devices, service and accessories decreased to $19.0 million for the nine months ended September 30, 2013 from $20.3 million for the nine months ended September 30, 2012, a decrease of approximately 6%. The decrease was attributable to lower disposable sales volume.

Cost of Revenue. Cost of revenue decreased from $10.5 million for the nine months ended September 30, 2012 to $8.2 million for the nine months ended September 30, 2013, a decrease of approximately 22%. As a percentage of our total revenue, overall gross margin increased to 72% for the nine months ended September 30, 2013 compared to 69% during the same nine month period of the prior year, due to a shift in mix from system revenue to disposable, service and accessory revenue. Cost of revenue for systems sold decreased from $6.9 million for the nine months ended September 30, 2012 to $5.1 million for the nine months ended September 30, 2013, a decrease of approximately 26%, primarily due to decreased system sales volumes across Odyssey, Odyssey Cinema and Vdrive product lines. Gross margin for systems was 49% for the nine months ended September 30, 2013 versus 51% for the nine months ended September 30, 2012. Cost of revenue for disposables, service and accessories decreased to $3.0 million during the 2013 period from $3.6 million during the 2012 period, resulting in an increase in gross margin to 84% from 82% between these periods. The increase is due to higher margins on service in the current year period due to fewer ES upgrades provided in exchange for extended service contracts.

Research and Development Expenses. Research and development expenses decreased from $6.9 million for the nine months ended September 30, 2012 to $4.3 million for the nine months ended September 30, 2013, a decrease of approximately 38%. The decrease is primarily due to reduced headcount expenses and a reduction in consulting, contract research, and materials expenses as part of the Company’s efforts to reduce operating expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $16.3 million for the nine months ended September 30, 2012 to $13.2 million for the nine months ended September 30, 2013, a decrease of approximately 19%. The decrease was due to reduced headcount and travel expenses and a reduction in marketing and consulting expenses as part of the Company’s efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $9.7 million from $10.4 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of approximately 6%. The decrease was primarily due to reduced headcount, partially offset by increased consulting expenses, rent and medical device excise tax.

Other Expense. Other expense represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other expense also includes the adjustment in fair value of the derivative asset and liability related to the conversion features embedded in the subordinated convertible debentures. Other expense increased to $46.7 million for the nine months ended September 30, 2013, due primarily to the adjustment of warrants and convertible debt features in connection with the third quarter capital transactions with convertible note holders and other equity investors.

Interest Expense. Interest expense increased to $11.7 million for the nine months ended September 30, 2013 from $4.9 million for the nine months ended September 30, 2012, due primarily to the write-off of the unamortized debt discount in connection with the third quarter capital transactions with convertible note holders and other equity investors.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At September 30, 2013 we had $8.4 million of cash and equivalents. We had a working capital deficit of approximately $2.4 and $5.7 million as of September 30, 2013 and December 31, 2012, respectively. The improvement in the working capital deficit is due principally to the reduction of current maturities of long-term debt for the first nine months of 2013.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash flow used in operating activities	$(4,922)	$(12,041)
Cash flow used in investing activities	—	(130)
Cash flow provided by financing activities	5,531	8,130

Net cash used in operating activities. We used approximately $4.9 million and $12.0 million of cash for operating activities during the nine months ended September 30, 2013 and 2012, respectively. This decrease was primarily driven by smaller net losses, when adjusted for non-cash items. In addition, changes in working capital generated approximately $3.2 million in cash driven by reduced operating loss and changes in inventories, prepaid expenses and other current assets, and current maturities of long-term debt, and accounts payable.

Net cash used in investing activities. There were no purchases of equipment for the nine month period ended September 30, 2013 compared to $0.1 million of purchases for the nine month period ended September 30, 2012.

Net cash provided by financing activities. We generated approximately $5.5 million of cash for the nine month period ended September 30, 2013 compared to the $8.1 million generated for the nine month period ended September 30, 2012. This decrease in cash generated was primarily driven by the issuance of convertible debt in the prior year, partially offset by reduced payments against the line of credit in the current year.

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

Borrowing facilities

As of September 30, 2013, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank, as well as a term note maintained with Healthcare Royalty Partners.

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

On May 1, 2012, the Company and its primary lender entered into an agreement in which the lender extended the maturity of the revolving line of credit from April 30, 2012 to May 15, 2012. The Company and the Lenders also agreed to amend their agreement to extend the $10 million loan guarantee through May 15, 2012. The Company granted warrants to purchase an aggregate of 60,976 shares of common stock at $4.10 per share in exchange for the extension of the guarantee.

On May 10, 2012, upon closing of financing transactions for gross proceeds of $18.5 million, the Company entered into the Third Loan Modification Agreement with its primary lender. The amendment extended the revolving credit facility maturity to March 31, 2013 and revised the financial covenants. Additionally, the revolving line of credit was decreased from $20 million to $13 million. The reduction was as a result of the pay down of $7 million of the guarantees provided by the Lenders. In addition the Company and the Lenders agreed to decrease the $10 million guarantee to $3 million and to further extend the loan guarantee through March 31, 2013. The Company granted warrants to purchase an aggregate of 234,305 shares of common stock at $3.361 per share in exchange for the extension of the guarantee.

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

On August 30, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from August 31, 2013 to March 31, 2014. In addition, the Company and the Bank agreed to a reduction in the revolving credit line from $6.0 million to $3.0 million, the elimination of the $3.0 million sublimit guaranteed by the Lenders, and release of the guarantees by the Lenders in favor of the Bank. The amendment eliminated the prepayment premium for the prepayment of the term loan and modified the financial covenants to (a) eliminate the minimum tangible net worth covenant, (b) substitute in lieu thereof an EBITDA test, requiring the Company to maintain a minimum EBITDA of no less than (no worse than) (i) negative $4.0 million for the trailing three-month period ending September 30, 2013 and (ii) negative $3.0 million for the trailing three-month period ending December 31, 2013, in each case tested quarterly on a trailing three month basis, and (c) revise the liquidity ratio covenant to require the Company to maintain a liquidity ratio of greater than 2:1, excluding certain short term advances from the calculation.

As of September 30, 2013, we had $3.0 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2013, the Company had a borrowing capacity of $3.0 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company had no remaining ability to borrow under the revolving line of credit at September 30, 2013.

Term note

Under the 2010 amendment to the loan agreement, the Company entered into a $10 million term loan maturing on December 31, 2013, with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrued at the rate of prime plus 3.5%. Under the September 2011 amendment of the loan agreement, the interest rate on the term loan was increased to prime plus 5.5%. Under this agreement, the Company provided its primary lender with warrants to purchase 11,111 shares of common stock. The warrants are exercisable at $36.00 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black Scholes method, was deferred and amortized to interest expense ratably over the life of the term loan. The term note was paid in full in September 2013.

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

Subordinated Convertible Debentures

In May 2012, the Company entered into a securities purchase agreement with certain institutional investors whereby the Company agreed to sell an aggregate of approximately $8.5 million in aggregate principal amount of unsecured, subordinated, convertible debentures (the “Debentures”), which became convertible into shares of the Company’s common stock at a conversion price of $3.361 per share (or approximately 2.5 million shares in the aggregate), on July 10, 2012, the date that the Company received shareholder approval for the transaction. The purchasers of the Debentures also received six-year warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s common stock at an exercise price of $3.361 per share (“Convert Warrants”). The Debentures bear interest at 8% per year and mature on May 7, 2014. In addition, the Company has the ability to issue shares of its common stock in lieu of cash interest payments under certain circumstances, and following the registration of the shares for resale, the Company issued shares in lieu of cash interest payments.

The Company recorded the Debentures on the balance sheet net of the debt discount. The debt discount of $7.6 million is due to warrants issued in conjunction with the Debentures and the debt conversion features. Upon issuance of the Debentures, the fair value of the warrants and derivative liability were $4.1 million and $3.5 million, respectively. The debt discount was amortized over the life of the loan using the effective interest method and the warrants and derivative liability were recorded at fair value on each reporting period. Refer to Note 11 for additional discussion of the fair value of the warrants and conversion features.

On August 7, 2013, holders of Convert Warrants exercised all of their Convert Warrants for an aggregate of approximately 2.5 million shares of our common stock, resulting in cash proceeds of approximately $8.5 million. In addition, holders of all of the Debentures exchanged the balance of their unconverted Debentures for an aggregate of approximately 2.7 million shares of the Company’s common stock and additional warrants (the “Exchange Warrants”) to purchase approximately 2.5 million shares, having an exercise price of $3.361 per share. On August 8, 2013, certain former holders of the Debentures exercised Exchange Warrants to purchase an aggregate of 1,372,358 shares of common stock in cashless net exercises as provided for in the Exchange Warrants, which resulted in the issuance to such funds of an aggregate of 841,575 shares of common stock. As a result, there were no net proceeds to the Company. The Company is relying on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, based on representations to the Company made by the warrant holders.

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

On August 7, 2013, venture funds affiliated with Sanderling Ventures received an aggregate of 183,478 shares of common stock based upon the cashless exercise of warrants to purchase an aggregate of 262,450 shares of common stock. These warrants were comprised of 75,758 warrants with an exercise price of $1.98 per share, 156,204 warrants with an exercise price of $3.361 per share and 30,488 warrants with an exercise price of $4.10 per share. The warrants were issued by the Company in private placements in 2012 and 2013 in connection with the extension of previously disclosed guarantees.

On August 13, 2013, venture funds affiliated with Sanderling Ventures exercised PIPE Warrants to purchase an aggregate of 650,619 shares of common stock in a cashless net exercise as provided for in the PIPE Warrants, which resulted in the issuance to such funds of an aggregate of 308,194 shares of common stock. As a result, there were no net proceeds to the Company.

On August 16, 2013, certain affiliates of Franklin Templeton exercised PIPE Warrants to purchase an aggregate of 650,618 shares of common stock for cash. The Company received an aggregate of $2,186,727 gross proceeds from the sale.

On August 16, 2013, Alafi Capital Company exercised PIPE Warrants to purchase an aggregate of 261,241 shares of common stock for cash. The Company received an aggregate of $878,031 gross proceeds from the sale.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of September 30, 2013 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

        For the nine months ended September 30, 2013, sales denominated in foreign currencies were approximately 17% of total revenue and as such, our revenue would have decreased by approximately $0.5 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the nine months ended September 30, 2013, expenses denominated in foreign currencies were approximately 14% of our total expenses and as such, our operating expenses would have decreased by approximately $0.4 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at September 30, 2013 would have resulted in less than a $0.1 million decrease in the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of September 30, 2013, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain issuances of our outstanding debt are subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have resulted no changes in interest expense for the quarter ended September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 7, 2013, holders of Convert Warrants exercised all of their Convert Warrants for an aggregate of approximately 2.5 million shares of our common stock, resulting in cash proceeds of approximately $8.5 million. In addition, holders of all of the Debentures exchanged the balance of their unconverted Debentures for an aggregate of approximately 2.7 million shares of the Company’s common stock and additional warrants (the “Exchange Warrants”) to purchase approximately 2.5 million shares, having an exercise price of $3.361 per share. On August 8, 2013, certain former holders of the Debentures exercised Exchange Warrants to purchase an aggregate of 1,372,358 shares of common stock in cashless net exercises as provided for in the Exchange Warrants, which resulted in the issuance to such funds of an aggregate of 841,575 shares of common stock. As a result, there were no net proceeds to the Company. The Company is relying on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, based on representations to the Company made by the warrant holders.

In addition, on August 7, 2013, venture funds affiliated with Sanderling Ventures received an aggregate of 183,478 shares of common stock based upon the cashless exercise of warrants to purchase an aggregate of 262,450 shares of common stock. These warrants were comprised of 75,758 warrants with an exercise price of $1.98 per share, 156,204 warrants with an exercise price of $3.361 per share and 30,488 warrants with an exercise price of $4.10 per share. The warrants were issued by the Company in private placements in 2012 and 2013 in connection with the extension of previously disclosed guarantees.

On August 13, 2013, venture funds affiliated with Sanderling Ventures exercised PIPE Warrants to purchase an aggregate of 650,619 shares of common stock in a cashless net exercise as provided for in the PIPE Warrants, which resulted in the issuance to such funds of an aggregate of 308,194 shares of common stock. As a result, there were no net proceeds to the Company.

On August 16, 2013, certain affiliates of Franklin Templeton exercised PIPE Warrants to purchase an aggregate of 650,618 shares of common stock for cash. The Company received an aggregate of $2,186,727 gross proceeds from the sale.

On August 16, 2013, Alafi Capital Company exercised PIPE Warrants to purchase an aggregate of 261,241 shares of common stock for cash. The Company received an aggregate of $878,031 gross proceeds from the sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)
Date: November 14, 2013	By:	/s/ William C. Mills III
William C. Mills III, Interim Chief Executive Officer
Date: November 14, 2013	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to
Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Exchange Warrant issued pursuant to that certain Amendment and Exchange Agreement, dated August 7, 2013, incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 8, 2013.

10.1	Seventh Loan Modification and Waiver Agreement (Domestic), dated July 31, 2013, by and between Silicon Valley Bank, the Company and Stereotaxis International, Inc. incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

10.2	Export-Import Bank Sixth Loan Modification Agreement, dated July 31, 2013, between Silicon Valley Bank, the Company and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

10.3	Form of Amendment and Exchange Agreement between the Company and each of the holders of its convertible debentures participating in the exchange, dated August 7, 2013, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

10.4	Eighth Loan Modification Agreement (Domestic) dated August 30, 2013, by and between Silicon Valley Bank, the Company and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

10.5	Export-Import Bank Seventh Loan Modification Agreement, dated August 30, 2013, by and between Silicon Valley Bank, the Company and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.