Form 10-K
period 2013-12-31
Stereotaxis, Inc.
filed 2014-03-27
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 001-36159

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NASDAQ Global Market on June 30, 2013) was approximately $6.8 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2014 was 19,308,125.

DOCUMENTS INCORPORATED BY REFERENCE

STEREOTAXIS, INC.

i

ITEM 1.	BUSINESS

In this report, “Stereotaxis,” the “Company,” “Registrant,” “we,” “us,” and “our” refer to Stereotaxis, Inc. and its wholly-owned subsidiaries. Epoch™, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive™, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, QuikCAS™ Cardiodrive®, PowerAssert ™, Titan® and Pegasus ™ are trademarks of Stereotaxis, Inc. All other trademarks that may appear in this report are the property of their respective owners.

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

OVERVIEW

We design, manufacture and market robotic systems and instruments for use primarily by electrophysiologists for the treatment of abnormal heart rhythms known as cardiac arrhythmias. We offer our proprietary Epoch Solution, an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”. We believe the Epoch Solution revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency and efficacy for catheter-based, or interventional, procedures. The Epoch Solution is comprised of the Niobe ES Robotic Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), and the Vdrive Robotic Navigation System (“Vdrive system”). We believe that our technology represents an important advance in the ongoing trend toward fully digitized, integrated and automated interventional labs and provides substantial, clinically important improvements over manual interventional methods, which often result in long and unpredictable procedure times with suboptimal therapeutic outcomes. We believe that our technology represents an important advance supporting efficient and effective information management and physician collaboration. The core elements of our technology, especially the Niobe ES system, are protected by an extensive patent portfolio, as well as substantial expertise and trade secrets.

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

The Niobe system has been used in more than 66,000 procedures and is supported by more than 200 peer-reviewed publications in leading medical journals such as PACE, Europace, the Journal of the American College of Cardiology and the Journal of Interventional Cardiac Electrophysiology. Niobe system revenue represented 23%, 26%, and 19% of revenue for the years ended December 31, 2013, 2012, and 2011, respectively.

Stereotaxis has also developed the Odyssey Solution which provides an innovative enterprise solution for integrating, recording and networking interventional lab information within hospitals. The Odyssey Solution consists of two lab solutions including Odyssey Vision and the Odyssey Cinema system. Odyssey Vision consolidates all of the lab information from multiple sources, freeing doctors from managing complex interfaces during patient therapy for optimal procedural and clinical efficiency. The Odyssey Cinema system is an innovative solution delivering synchronized content targeted to improve care, enhance performance, increase referrals and market services. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the Internet from anywhere with sufficient bandwidth. The Odyssey Solution may be acquired either as part of the Epoch Solution or on a stand-alone basis for installation in interventional labs and other locations where clinicians desire improved clinical workflows and related efficiencies. Odyssey system revenue represented 10%, 14%, and 18% of revenue for the years ended December 31, 2013, 2012, and 2011, respectively.

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

As of December 31, 2013, we had approximately $6.8 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. We had backlog of approximately $8.9 million and $20 million as of December 31, 2012 and 2011, respectively. Of the December 31, 2013 backlog, we expect approximately 75% to be recognized as revenue over the course of 2014. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the Epoch Solution is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our Epoch Solution can vary significantly from one reporting period to the next.

We have alliances with Siemens AG Medical Healthcare, Philips Healthcare and Biosense Webster, a subsidiary of Johnson & Johnson. Through these alliances, we integrate our Niobe system with Siemens’ and Philips’ market-leading cath lab imaging systems and Biosense Webster’s 3D catheter location sensing technology. The Biosense alliance also provides development of disposable interventional devices, coordination of marketing and sales efforts in order to continue to introduce new enhancements around the Niobe system, and non-exclusive commercialization of the Odyssey Solution to Biosense customers in the electrophysiology field. The Siemens and Philips alliances provide for coordination of our sales and marketing efforts with those of our alliance partners to facilitate co-marketing of integrated systems.

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

We believe the Epoch Solution represents a revolutionary step compared to manual techniques in the trend toward highly effective, but less invasive, cardiac procedures. As the first technology to permit direct, computerized control of the working tip of a disposable interventional device, the Niobe system enables physicians to perform cardiac procedures interventionally that historically would have been very difficult or impossible to perform in this way and has the potential to significantly improve both the efficiency and efficacy of these treatments. We believe that the Odyssey Solution will provide physicians the ability to enhance procedure workflow, more effectively manage their interventional procedures, and collaborate with other physicians. We believe the Vdrive system will provide physicians with the ability to navigate and control diagnostic catheters and sheaths from either the procedure room or the nearby control room, which will facilitate the performance of procedures remotely while further improving efficiency and efficacy of the procedure.

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

•

Improve outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices can lead to sub-optimal results in many procedures. Conversely, the precise control of multiple complex diagnostic and therapeutic devices by a single physician can lead to better outcomes for the patient. Precise instrument control is necessary for treating a number of cardiac conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. For coronary artery disease, precise and correct navigation and placement of expensive stents also have a significant impact on procedure costs and outcomes. We believe our robotic technology can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by effecting more precise, safe, treatments once these sites are reached.

•

Enhance patient and physician safety. The Niobe system has been used in more than 66,000 procedures and the incidence of all reported major adverse cardiac events associated with the use of the system for all procedures is approximately 0.3%. This represents what we believe to be a clinically significant improvement in major complication rates over conventional procedures, which can range as high as 2-6% for complex ablations, and significantly higher for new physicians and fellows. Additionally, during conventional catheter-based procedures, each of the physicians who stand by the patient table to manually control the catheter, the nursing staff assisting with the procedure, and the patient are exposed to the potentially harmful x-ray radiation from the fluoroscopy field. This exposure can be minimized by reducing procedure times. Reducing procedure times is also beneficial to the patient because of the direct correlation between complication rates and procedure length. Our robotic technology can further improve physician safety and reduce physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

•

Improve clinical workflow and information management. Complex ablation procedures involve several sources of information, which conventionally require a physician to mentally integrate and process large quantities of information from different sources in real time, often from separate user interfaces. Sources of information include real time x-ray and/or ultrasound images, real time location sensing systems providing the 3-D location of a catheter tip, pre-operative map of the electrical activity of the heart, real time recording of electrical activity of the heart, and temperature feedback from an ablation catheter. The Odyssey Solution improves clinical workflow and information management efficiency by integrating and synchronizing the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse and keyboard control.

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

Vdrive™ Robotic Navigation System

The Vdrive system reaches further into the evolution of electrophysiology robotic navigation technologies than any platform before it. More than a robotic catheter manipulator, the Vdrive system and Niobe ES robotic system provide independent remote manipulation of diagnostic catheters and magnetic ablation catheters in a single interface. The Vdrive system provides breakthrough navigation and stability for diagnostic and ablation devices designed with key features to assist in the delivery of better ablations. Important features include complementing the Niobe ES control of catheters with fully remote, single operator workflow; and providing robotic control of diagnostic devices independent of magnetic navigation. The Vdrive Duo system is an optional expansion of the Vdrive hardware that allows control of any two of the four available disposable options (V-Loop, V-Sono, V-CAS, and V-CAS Deflect).

Disposables and Other Accessories

Our Niobe system is designed to use a toolkit of proprietary disposable interventional devices. The toolkit currently consists of:

•	our QuikCAS automated catheter advancement disposables designed to provide precise remote advancement of proprietary electrophysiology catheters;

•

Biosense Webster’s CARTO® RMT navigation and ablation system, CELSIUS® RMT, NAVISTAR® RMT, NAVISTAR® RMT DS, NAVISTAR® RMT THERMOCOOL® and CELSIUS® RMT THERMOCOOL® Irrigated Tip Diagnostic/Ablation Steerable Tip Catheters co-developed by Biosense Webster and Stereotaxis, as described below; and

•

Our suite of Titan and Pegasus coronary guidewires designed for use in interventional cardiology procedures for the introduction and placement of over-the-wire therapeutic devices, such as stents and angioplasty balloons.

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

•

our V-Loop circular catheter manipulator (“V-Loop device”), which allows the user to control certain circular mapping catheters, such as Biosense Webster’s LASSO®2515 or LASSO®2515 NAV Circular Mapping Catheter, advance, retract, rotate, deflect and adjust loop radius, and hold the catheter position against the tissue to optimize electrograms; and

•

our V-Sono ICE catheter manipulator (“V-Sono device”) that allows a single physician to manipulate BWI SoundStar™ and AcuNav™ catheters and CARTO 3™ System from the control room, store and recall previous positions and automatically sweep over an area of interest with adjustable speed and angle—all without leaving the control room.

Regulatory Approval

We began commercial shipments of our Niobe system in 2003, following U.S. and European regulatory clearance of its core components. We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Niobe system, the Cardiodrive, and various disposable interventional devices in the U.S., Canada, Europe, China, Japan, and various other countries.

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Odyssey Solution in the U.S., Canada, European Union, China and some other countries and we are in the process of obtaining necessary approvals for extending our markets in other countries.

We have received the CE Mark that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop and V-Sono devices in Europe. In addition, we have received licensing to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, and V-Loop devices in Canada and have applied for a license of the V-Sono device. We have received regulatory clearance that allows us to market the Vdrive with V-Sono device in the United States. We are in the process of obtaining the necessary clearance for the V-Loop device in the United States.

We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Titan and Pegasus coronary peripheral guidewires in the U.S. and Europe.

Biosense Webster has received FDA approval, Chinese CFDA approval, and CE Mark for the CARTO® RMT navigation system for use with the Niobe system, the 4mm CELSIUS® RMT Diagnostic/Ablation Steerable Tip Catheter, the 4mm NAVISTAR® RMT Diagnostic/Ablation Steerable Tip Catheter, the 8mm Navistar RMT DS Diagnostic/Ablation Steerable Tip Catheter, and the 3.5mm NAVISTAR® RMT THERMOCOOL® Irrigated Tip Catheter. In addition, Biosense Webster has received FDA approval and CE Mark for the 3.5mm CELSIUS® RMT THERMOCOOL® Irrigated Tip Catheter. Our alliance with Biosense Webster provides for co-development of catheters that can be navigated with our system, both with and without Biosense Webster’s 3D catheter location sensing technology. In addition, we can utilize technology which allows our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system. See “Strategic Alliances—Disposable Devices Alliance” below for a description of our arrangements with Biosense Webster.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our total U.S. revenue was $24.0 million, $27.0 million, and $23.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. Our total international revenue was $14.0 million, $19.5 million and $18.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Electrophysiology

The rhythmic beating of the heart results from the transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in symptoms that can range from fatigue to stroke or death. Over 4.3 million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias. The most common arrhythmia in adults is atrial fibrillation. This chaotic electrical activity of the top chambers of the heart is estimated to be present in three million people in the United States and over seven million people worldwide. The incidence is expected to continue to rise as the population ages and life expectancy continues to increase. Atrial fibrillation is a major physical and economic burden. This arrhythmia is associated with stroke, heart failure, and adverse symptoms causing patients to be very motivated to seek treatment. The combination of symptoms, prevalence and co-morbidities make atrial fibrillation a major economic factor in healthcare. We believe payors are very interested in therapies that may reduce the financial impact of this disease.

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

•

Ventricular Tachycardia. Ventricular tachycardia is a malignant, potentially lethal arrhythmia that is extremely difficult and time consuming to treat. The magnetic catheter has been characterized as the ideal tool for this application. These arrhythmias can often be modified or interrupted by the pressure of a conventional catheter making it very difficult to identify the appropriate location for the ablation, whereas magnetic catheters produce fewer extra beats and provide for easier and more efficient mapping of the diseased tissue. Successful ablation of ventricular tachycardia can extend the useful life of an implantable defibrillator, reduce shocks to the patient, reduce the need for antiarrhythmic drugs or, in some cases, obviate the need for an expensive implantable device and its associated follow-up.

We believe that our system can address the current challenges in electrophysiology by permitting the physician to remotely navigate disposable interventional devices from a control room outside the x-ray field. Additionally, we believe that our system allows for more predictable and efficient navigation of these devices to the treatment site, including the left atrium for atrial fibrillation procedures, and enables catheter contact to be consistently maintained to efficiently apply energy on the wall of the beating heart. We also believe that our system will significantly lower the skill barriers required for physicians to perform complex electrophysiology procedures and, additionally, improve interventional lab efficiency and reduce disposable interventional device utilization.

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

Imaging Alliances

Siemens and Philips Alliances. We have successfully integrated our Niobe system with both Siemens’ and Philips’ digital fluoroscopy systems to provide advanced interventional lab visualization and instrument control through user-friendly computerized interfaces. We also coordinate our sales efforts with Siemens and Philips to co-market integrated systems at leading hospital sites in the U.S., Europe and in Asia. We have also entered into a software distribution agreement with Siemens under which we have the right to sublicense Siemens’ 3D pre-operative image navigation software as part of our advanced user interface for the Niobe ES system.

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

In January 2011, we executed an amendment, effective December 2010, to our agreement with Biosense Webster to extend the development and distribution alliance related to certain catheters that have been developed under previous collaboration activities between Biosense Webster and us on an exclusive basis until December 31, 2015 and thereafter on a nonexclusive basis until December 31, 2018. Biosense Webster’s rights to distribute such products in Japan is extended on an exclusive basis to the later of December 31, 2017 or five years after the date of approval of the applicable product for sale in Japan and on a nonexclusive basis to the later of December 31, 2020 or eight years after the date of approval of the applicable product for sale in Japan. The catheter most recently developed under the collaboration activities with Biosense Webster was approved for sale in Japan on March 22, 2013. Additionally, both companies agreed to expand the product offering covered by the agreement to include a next generation irrigated magnetic catheter, which will integrate technological advancements from both companies.

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

Our research and development team collaborates with our strategic partners, Siemens, Philips, and Biosense Webster, to integrate our Niobe system’s open architecture platform with key imaging, location sensing and information systems in the interventional lab. We have also collaborated with a number of highly regarded interventional physicians in key clinical areas and have entered into agreements with a number of universities and teaching hospitals, which serve to increase our access to world class physicians and to expand our name recognition in the medical community. Our research and development expenses for the years ending December 31, 2013, 2012, and 2011, were $5.7 million, $8.4 million, and $12.9 million, respectively.

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

Our back-up technical support includes a combination of on-line, telephone and on-site technical assistance services 24 hours a day, seven days a week. We have also hired service and support engineers with networking and medical equipment expertise, and have outsourced a portion of our installation and support services. We offer different levels of support to our customers, including basic hardware and software maintenance, extended product maintenance, and rapid response capability for both parts and service.

We have established a call center in our St. Louis facilities, which provides real-time clinical and technical support to our customers worldwide.

MANUFACTURING

Niobe, Odyssey, and Vdrive Systems

Our manufacturing strategy for our Niobe system, Vdrive system and Odyssey Solution is to sub-contract the manufacture of major subassemblies of our system to maximize manufacturing flexibility and lower fixed costs. Our current manufacturing strategy for Vdrive system is to build all subassemblies in-house. We maintain quality control for all of our systems by completing final system assembly and inspection in-house.

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

Software

The software components of the Niobe system, the Vdrive system and Odyssey Solution, including control and application software, are developed both internally and with integrated modules we purchase or license. We perform final testing of software products in-house prior to their commercial release.

General

Our manufacturing facilities operate under processes that meet the FDA’s requirements under the Quality System Regulation, or QSR. 2011 FDA Establishment Inspections of our Maple Grove, Minnesota facility noted no observations. Our ISO registrar and European notified body has audited our facilities annually since 2001 and found the facilities to be in compliance with requirements. The initial ISO 9001 certification was issued in January 2002 and the most recent ISO 13485 certificate was issued in 2013.

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

Our sales and marketing efforts include two important elements: (1) selling Niobe system, Odyssey Solution, and Vdrive system directly and through distributors; and (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service.

REIMBURSEMENT

We believe that substantially all of the procedures, whether commercial or in clinical trials, conducted in the U.S. with the Niobe system or Vdrive system have been reimbursed to date. We expect that third-party payors will reimburse, under existing billing codes, procedures in which our line of ablation catheters and those on which we are collaborating with Biosense Webster, as well as our line of guidewires, are used. We expect healthcare facilities in the U.S. to bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurers, for services performed with our products. We believe that procedures performed using our products, or targeted for use by products that do not yet have regulatory clearance or approval, are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot guarantee that reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures using the Niobe system.

In countries outside the United States, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. In the European Union, we believe that substantially all of the procedures, whether commercial or in clinical trials, conducted with the Niobe system or Vdrive system has been reimbursed to date. In Japan, the Ministry of Health, Labor and Welfare (MHLW) has classified the Niobe system as a C2 medical device (the highest reimbursement category) on an interim basis. The MHLW will establish a permanent “technical fee” for procedures using the Niobe system during its biennial review of insurance reimbursement pricing for C2 devices which is estimated to occur around April 1, 2014. In other foreign countries, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all.

See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

Our strategy is to patent the technology, inventions and improvements that we consider important to the development of our business. As a result, we have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposable interventional devices and our 3D integration technology. As of December 31, 2013, we had 114 issued U.S. patents, 3 co-owned U.S. patents and 4 licensed-in U.S. patents. In addition, we had 22 pending U.S. patent applications and 2 co-owned U.S. patent applications. As of December 31, 2013 we had 34 issued foreign patents and 19 owned Foreign Patent Applications. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing.

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

We have also developed substantial expertise in magnet design, magnet physics and magnetic instrument control that was developed in connection with the development of the Niobe system, which we maintain as trade secrets. This expertise centers around our proprietary magnet design, which is a critical aspect of our ability to design, manufacture and install a cost-effective Magnetic Navigation System that is small enough to be installed in a standard interventional lab. Our Odyssey Solution contains numerous complex algorithms and proprietary software and hardware configurations, and requires substantial knowledge to design and assemble, which we maintain as trade secrets. These proprietary software and hardware, some of which is owned by Stereotaxis, and some of which is licensed to Stereotaxis, is a material aspect of the ability to design, manufacture and install a cost-effective and efficient information integration, storage, and delivery platform.

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

We also face competition from companies that are developing new approaches and products for use in interventional procedures, including robotic approaches that are directly competitive with our technology. Some of these companies may have an established presence in the field of interventional cardiology, including the major imaging, capital equipment and disposables companies that are currently selling products in the interventional lab. We are aware of one public company that has commercialized a catheter delivery system which has been cleared by the FDA for mapping procedures only. In addition, we are aware of one private company with an electro-magnetic catheter delivery system that has received CE Mark approval in Europe. We also face competition from companies who currently market or are developing non-radio frequency ablation therapy, drugs, gene or cellular therapies to treat the conditions for which our products are intended.

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

U.S. Food and Drug Administration Regulation

The FDA strictly regulates the medical devices we produce under the authority of the Federal Food, Drug and Cosmetic Act (FD&C Act), and the regulations promulgated under the FD&C Act. The FD&C Act governs, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, post market surveillance, reporting and advertising and promotion of medical devices.

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

Under the 510(k) process, the FDA determines whether or not the device is “substantially equivalent” to a previously marketed predicate device. In making this determination, the FDA compares the new device to the predicate device and if the two devices are “substantially equivalent”, the device may be cleared for marketing and introduction into domestic commerce. To establish substantial equivalence, the applicant must show that the new device has the same intended use as the predicate device, and it either has the same technological characteristics or has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device.

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

Further, we are subject to, at any time, periodic and routine inspection by the FDA to ensure compliance with the QSR requirements. Companies deemed non-compliant with the QSR in part or in full may receive a Warning Letter and/or be subject to other enforcement actions.

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

After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act). FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	fines, injunctions, and civil penalties;

•	recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or PMA approval of new products;

•	withdrawing 510(k) clearance or PMA approvals already granted; and

•	criminal prosecution.

International Regulation

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries, limit our ability to generate revenue, or subject us to sanctions and fines.

The primary regulatory environment in Europe is that of the European Union, which consists of 28 countries encompassing most of the major countries in Europe. The European Union requires that manufacturers of medical products obtain the right to affix the CE Mark to their products before selling them in member countries of the European Union. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable medical device directives. In order to obtain the right to affix the CE Mark to products, a manufacturer must obtain certification that its processes meet certain quality standards. Compliance with the Medical Device Directive, as certified by a recognized European Notified Body, permits the manufacturer to affix the CE Mark on its products and commercially distribute those products throughout the European Union.

If we modify existing products or develop new products in the future, including new devices, we will need to apply for permission to affix the CE Mark to such products. We will be subject to regulatory audits, currently conducted annually, in order to maintain any CE Mark permissions we have already obtained.

To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they receive regulatory (“Shonin”) approval. In March 2013, we received Shonin approval from the Japanese Ministry of Health, Labor, and Welfare (“MHLW”) for our Niobe System in Japan.

Anti-Kickback Statute

The federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Moreover, the intent element has been amended so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it.

Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

Government officials have focused their enforcement efforts on marketing of healthcare services and products, among other activities, and recently have brought cases against sales personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. As part of our compliance program, we have established healthcare compliance policies and procedures and appointed a Clinical Compliance Officer to help ensure compliance with the Anti-Kickback Statute and similar state laws and we train our employees on our healthcare compliance policies.

Beginning in 2013, under the Physician Payment Sunshine Act, we were required to track all “transfers of value” between Stereotaxis and US physicians and/or teaching hospitals and other relevant healthcare professionals. The first report is due to the federal government in March 2014. This information will be published by the federal government on a searchable website in September 2014.

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

In addition to creating the two new federal healthcare crimes, HIPAA also establishes uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses. Two standards have been promulgated under HIPAA: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information, and the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. In addition, these security standards require covered entities to implement certain security measures to safeguard certain electronic health information. In parallel with HIPAA, Stereotaxis is also subject to the Privacy and Security Standards as those Standards are applicable to it under HITECH, the Health Information Technology for Economic and Clinical Health Act, which is Title XIII of the American Recovery and Reinvestment Act.

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

When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties from $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the federal False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Although simple negligence should not give rise to liability, submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could result in substantial civil liability. The False Claims Act has been used to assert liability on the basis of inadequate care, improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. The False Claims Act has been amended such that a violation at the federal healthcare program Anti-Kickback Statute can serve as a basis for liability under the False Claims Act. We are unable to predict whether we could be subject to actions under the False Claims Act, or the impact of such actions. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our financial performance.

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

Employees

As of December 31, 2013, we had 123 employees, 22 of whom were engaged directly in research and development, 48 in sales and marketing activities, 22 in manufacturing and service, 5 in regulatory, clinical affairs and quality activities, 6 in training activities and 20 in general administrative and accounting activities. A significant majority of our employees is not covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

As of December 31, 2013, we had cash and cash equivalents of $13.8 million and working capital of $4.4 million. We incurred operating losses of $8.8 million, $10.6 million, and $31.9 million in 2013, 2012 and 2011, respectively. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our auditors included an explanatory paragraph regarding our ability to continue as a going concern in their auditors’ report on our 2011 and 2012 financial statements as well. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment. In addition, our continued receipt of an opinion from our auditors that expresses doubt about our ability to continue as a going concern may impair our ability to raise new capital, obtain new customers, and hire and retain employees.

We may not be able to comply with debt covenants and may have to repay outstanding indebtedness.

We have financed our operations through equity transactions, a financing of our catheter royalty stream under the Healthcare Royalty Partners II, L.P. (formerly “Cowen Healthcare Royalty Partners II, L.P.”) facility entered into in November 2011, as well as bank and other borrowings. In the third quarter of 2013, we extended our revolving line of credit, which matures on March 31, 2014. In addition, our current borrowing agreements contain various covenants, including financial covenants under our credit agreement with our primary lender. The covenants in these various agreements are similar, but are not identical in all respects. If we violate our covenants, we could be required to repay the indebtedness as to which that default relates. In addition, as a result of various cross-default provisions in these agreements, a violation of the covenants under one or more of such agreements could trigger our obligation to repay all of our existing indebtedness. We could be unable to make these payments, which could lead to insolvency. Even if we are able to make these payments, it will lead to the lack of availability for additional borrowings under our bank loan agreement due to our borrowing capacity. There can be no assurance that we will be able to maintain compliance with these covenants or that we could replace this source of liquidity if these covenants were to be violated and our loans and other borrowed amounts were forced to be repaid.

We may lose key personnel or fail to attract and retain replacement or additional personnel.

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

In 2013, 2012 and 2011, we experienced decreases in our backlog. These, or similar events, have occurred in the past and are likely to occur in the future, causing delays in revenue recognition or even removal of orders and other commitments from our backlog. Such events would have a negative effect on our revenue and results of operations.

We will likely experience long and variable sales and installation cycles, which could result in substantial fluctuations in our quarterly results of operations.

We anticipate that our Niobe ES system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ interventional lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, historically the majority of our Niobe ES systems and Odyssey systems have been delivered less than one year after the receipt of a purchase order from a hospital, with the timing being dependent on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. We cannot assure you that the time from purchase order to delivery for systems to be delivered in the future will be consistent with our historical experience. Moreover, the global economic slowdown may cause our customers to further delay construction or significant capital purchases, which could further lengthen our sales cycle. This may contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

The rate of technological innovation of our products might not keep pace with the rest of the market.

The rate of innovation for the market in which our products compete is fast-paced and requires significant resources and innovation. If other products and technologies are developed that compete with, or may compete with, the Niobe, Odyssey and Vdrive systems, it could be difficult for us to maintain our advantages associated with being an early developer of this technology. In addition, connectivity with other devices in the electrophysiology lab is a key driver of value. If the Company is not able to continue to commit sufficient resources to ensure that its products are compatible with other products within the electrophysiology lab, this could have a negative impact on revenue.

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

Our product commercialization plans could be disrupted, leading to lower than expected revenue and a material and adverse impact on our results of operations and cash flow, if:

•

we fail to or are unable to maintain adequate compatibility of our products with the most prevalent imaging products or disposable interventional devises expected by our customers for their clinical practice;

•	any of our collaboration partners delays or fails in the integration of its technology with our Niobe system;

•	any of our collaboration partners fails to develop or commercialize the integrated products in a timely manner; or

•	we become involved in disputes with one or more of our collaboration partners regarding our collaborations.

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

Our business exposes us to significant risks of product liability claims. The medical device industry has historically been litigious, and we could face product liability claims if the use of our products were to cause injury or death. The coverage limits of our product liability insurance policies may not be adequate to cover future claims, and we may be unable to maintain product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome, could divert management’s attention, and result in significant legal defense costs, significant harm to our reputation and a decline in revenue.

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

We have incurred substantial net losses since inception, and we expect to incur net losses into 2014 as we continue the commercialization of our products. We are still in the process of realizing the full potential of the commercialization of our technology, and will need to continue to make improvements to that technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. If we require more time than we expect to generate significant revenue and achieve profitability, we may not be able to continue our operations. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

We depend on contract manufacturers to produce and assemble certain of the components of our systems and other products such as our electrophysiology catheter advancement device, guidewires and disposable devices for our Vdrive system. We also depend on various third party suppliers for the magnets we use in our Niobe ES system and certain components of our Odyssey Solution and Vdrive system. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our Niobe ES system and certain components of our Odyssey Solution, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

As we develop additional products and improve or maintain existing products, we may find it advisable or necessary to seek licenses or otherwise make payments in exchange for rights from third parties who hold patents covering certain technology. If we cannot obtain or maintain the desired licenses or rights for any of our products, we could be forced to try to design around those patents at additional cost or abandon the product altogether, which could adversely affect revenue and results of operations. If we have to abandon a product, our ability to develop and grow our business in new directions and markets would be adversely affected. If we do not maintain licenses or exclusivity with suppliers of certain components of our Odyssey Solution, competitors may enter the market, negatively impacting our ability to develop and commercialize the Odyssey Solution.

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

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must be designated as Class I, exempt from premarket approval or notification or first receive either a 510(k) clearance or a pre-market approval, or PMA, from the U.S. FDA pursuant to the Federal Food, Drug, and Cosmetic Act, or FD&C Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for many of our products, including disposable interventional devices, and we are able to market these products commercially in the U.S., our business model relies significantly on revenue from disposable interventional devices, some of which may not achieve FDA clearance or approval. We cannot assure you that any of our devices will not be required to undergo the lengthier and more burdensome PMA process. We cannot commercially market any disposable interventional devices in the U.S. until the necessary clearances or approvals from the FDA have been received. In addition, we are working with third parties to co-develop disposable products. In some cases, these companies are responsible for obtaining appropriate regulatory clearance or approval to market these disposable devices. If these clearances or approvals are not received or are substantially delayed or if we are not able to offer a sufficient array of approved disposable interventional devices, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

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

We may fail to comply with continuing regulatory requirements of the FDA and other authorities and become subject to enforcement action, which may include substantial penalties.

Even after product clearance or approval, we must comply with continuing regulation by the FDA and other authorities, including the FDA’s Quality System Regulation, or QSR, requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. Any failure to comply with continuing regulation by the FDA or other authorities could result in enforcement action that may include suspension or withdrawal of regulatory approvals, recalling products, ceasing product manufacture and/or marketing, seizure and detention of products, paying significant fines and penalties, criminal prosecution and similar actions that could limit product sales, delay product shipment and harm our profitability. Congress could amend the FD&C Act, and the FDA could modify its regulations promulgated under this law in a way to make ongoing regulatory compliance more burdensome and difficult.

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

Our manufacturing processes must comply with the FDA’s quality system regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We cannot assure you that we or our suppliers or subcontractors would pass such an inspection. If we or our suppliers or subcontractors fail to remain in compliance with the FDA or EN 13485:2003 standards, we or they may be required to cease all or part of our operations for some period of time until we or they can demonstrate that appropriate steps have been taken to comply with such standards or face other enforcement action, such as a public warning letter. We cannot be certain that our facilities or those of our suppliers or subcontractors will comply with the FDA or EN 13485:2003 standards in future audits by regulatory authorities. Failure to pass such an inspection could force a shutdown of manufacturing operations, a recall of our products or the imposition of other enforcement sanctions, which would significantly harm our revenue and profitability. Further, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements and quality standards and will not encounter any manufacturing difficulties. Any failure to comply with the FDA’s QSR or EN 13485:2003 by us or our suppliers could significantly harm our available inventory and product sales. Further, any failure to comply with FDA’s QSR by us or our suppliers could result in FDA refusing requests for and/or delays in 510(k) clearance or PMA approval of new products.

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

•

federal and state Sunshine laws, which require manufacturers of certain medical devices to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members; and

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

In March 2010, the President signed into law the Patient Protection and Affordable Care Act (PPACA). Among other things, the law imposes a tax on medical device manufacturers and producers equal to 2.3% of the sales price for all sales beginning January 1, 2013. This excise tax applies to the majority of our products sold within the United States. We expect that the PPACA could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.

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

As of the date of the filing of this Form 10-K, our public float is slightly above $75 million. As a result, any reduction in our market capitalization could limit our ability to file new shelf registration statements on SEC Form S-3 and/or to fully use the remaining capacity on our existing registration statements on SEC Form S-3. We have relied significantly on shelf registration statements on SEC Form S-3 for many of our financings in recent years, so any such limitations may harm our ability to raise the capital we need. In addition, if we are unable to remain compliant with our bank financing covenants, or if we are not able to timely file and make effective registration statements prior to the dates required under the federal securities laws, we would be ineligible to use Form S-3 for a 12-month period. Under those circumstances, until we are again eligible to use Form S-3, we would be required to use a registration statement on Form S-1 to register securities with the SEC or issue such securities in a private placement, which could increase the cost of raising capital.

Risks Related To Our Common Stock

Our principal stockholders continue to own a large percentage of our voting stock, and they have the ability to substantially influence matters requiring stockholder approval.

Certain of our directors and individuals or entities affiliated with them as well as other principal stockholders beneficially own or control a substantial percentage of the outstanding shares of our common stock. Moreover, as a result of the issuance of warrants to certain institutional investors, certain of our directors and their affiliated funds have the ability to obtain a substantial portion of our common stock. Accordingly, these stockholders acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future issuances of our securities could dilute current stockholders’ ownership.

We have outstanding warrants to purchase 3.0 million shares of the Company’s common stock at a weighted average exercise price of $14.21, with prices ranging from $1.55 to $46.40. A significant number of shares of our common stock are subject to stock options and stock appreciation rights, and we may request the ability to issue additional such securities to our employees. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. While we cannot predict the effect, if any, that future exercises of warrants or future sales of debt, our common stock, other equity securities or securities convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock, it is likely that sales of substantial amounts of our common stock (including shares issued upon the exercise of warrants, stock options, stock appreciation rights or the conversion of any convertible securities outstanding now or in the future), or the perception that such sales could occur, will adversely affect prevailing market prices for our common stock.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the new SEC regulations such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, and NASDAQ Capital Market rules have in the past created uncertainty for public companies. We continue to evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

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

Our operating results in any particular period may not be a reliable indication of our future performance. In some future quarters, our operating results may be below the expectations of securities analysts or investors. If this occurs the price of our common stock will likely decline.

We expect that the price of our common stock could fluctuate substantially, possibly resulting in class action securities litigation.

Our common stock is traded on the NASDAQ Capital Market and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2013, our common stock traded between $1.21 and $10.85 per share, on trading volume ranging from approximately 4,500 to 21 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

These factors, as well as general economic, credit, political and market conditions, may materially adversely affect the market price of our common stock. As with the stock of many other public companies, the market price of our common stock has been particularly volatile during the recent period of upheaval in the capital markets and world economy. This excessive volatility may continue for an extended period of time following the filing date of this report. Furthermore, the stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Volatility in the price of our common stock on the NASDAQ Capital Market may depress the trading price of our common stock, which could, among other things, allow a potential acquirer of the Company to purchase a significant amount of our common stock at low prices.

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2013 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. This space is leased under an agreement through 2018.

We lease approximately 3,900 square feet of office space in Maple Grove, Minnesota, under a lease agreement through October 31, 2014, and have leased office space in Amsterdam, The Netherlands through August 31, 2014. In addition, we lease an office space in Beijing, China on a month by month basis.

ITEM 3.	LEGAL PROCEEDINGS

On October 7, 2011, a purported securities class action was filed against the Company and two of the Company’s past executive officers in the U.S. District Court for the Eastern District of Missouri by Kevin Pound, a purported shareholder of the Company. On December 29, 2011, the court granted an unopposed motion appointing Local 522 Pension Fund as Lead Plaintiff in the action and granting Lead Plaintiff leave to file an Amended Complaint, which Lead Plaintiff filed on March 19, 2012. The Amended Complaint alleges that, during the period from February 28, 2011 through August 9, 2011, the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and future business prospects, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint seeks unspecified damages, costs, attorneys’ fees and such other relief as the Court may deem appropriate. On May 18, 2012, the Company filed a motion to dismiss the Amended Complaint. On July 24, 2012, Lead Plaintiff filed its response to the motion to dismiss, and on August 30, 2012, the Company filed its reply brief in support of the motion to dismiss. On March 18, 2014, the Court granted the Company’s motion to dismiss and entered judgment in favor of the defendants and against the plaintiffs. The plaintiffs have thirty days, or until April 17, 2014, to file a notice of appeal. The Company believes the complaint is without merit and, in the event of an appeal by the plaintiffs, intends to vigorously defend against it. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

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

PRICE RANGE OF COMMON STOCK

Our common stock began trading on the NASDAQ Global Market under the symbol “STXS” on August 12, 2004 and was transferred to the NASDAQ Capital Market effective August 19, 2013. The following table sets forth the high and low sales prices of our common stock for the periods indicated and reported by NASDAQ.

	High	Low
Year Ended December 31, 2013
First Quarter	$3.28	$1.77
Second Quarter	2.07	1.31
Third Quarter	10.85	1.21
Fourth Quarter	6.24	3.10

Year Ended December 31, 2012
First Quarter	$9.30	$6.50
Second Quarter	6.80	2.00
Third Quarter	2.44	1.37
Fourth Quarter	3.39	1.01

As of February 28, 2014, there were approximately 292 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends. We currently expect to use cash and cash equivalents in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the next several years. In addition, the terms of our loan agreement prohibit us from declaring dividends without the prior consent of our lender.

The information required by this item regarding equity compensation is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows the total stockholder return from December 31, 2008 through December 31, 2013 for a $100 investment in Stereotaxis, Inc., the NASDAQ OMX Global Index, and the NASDAQ Medical Device Index. As a result of change in the total return data made available to us through our vendor provider, our performance graphs going forward will be using a comparable index provided by NASDAQ OMX Global Indexes. Please note, information for the NASDAQ Medical Device Manufacturer’s Index is provided only from December 31, 2008 through December 31, 2013, the last day this data was available by our third-party index provider. All values assume reinvestment of the full amount of all dividends although dividends have never been declared on Stereotaxis’ common stock. The stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return

Among Stereotaxis, Inc, The NASDAQ OMX Global Index,

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Revenue	$38,031,081	$46,562,434	$41,987,432	$54,051,237	$51,149,555
Cost of revenue	11,001,301	14,781,055	12,498,081	15,564,687	17,021,633

Gross margin	27,029,780	31,781,379	29,489,351	38,486,550	34,127,922

Operating costs and expenses:
Research and development	5,672,058	8,405,086	12,886,488	12,244,163	14,260,854
Sales and marketing	17,132,093	20,607,999	31,635,415	30,178,818	28,694,540
General and administrative	13,066,103	13,394,556	16,908,656	15,022,689	15,010,490

Total operating expenses	35,870,254	42,407,641	61,430,559	57,445,670	57,965,884

Operating loss	(8,840,474)	(10,626,262)	(31,941,208)	(18,959,120)	(23,837,962)
Interest and other income (expense), net (1) (2)	(59,917,115)	1,387,835	(89,967)	(964,367)	(3,656,495)

Net loss	$(68,757,589)	$(9,238,427)	$(32,031,175)	$(19,923,487)	$(27,494,457)

Basic and diluted net loss per common share	$(5.95)	$(1.33)	$(5.84)	$(3.94)	$(6.34)

Shares used in computing basic and diluted net loss per common share	11,554,566	6,944,928	5,482,627	5,052,200	4,334,432

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$13,775,130	$7,777,718	$13,954,919	$35,248,819	$30,546,550
Working capital	4,351,694	(5,715,760)	(6,596,218)	12,395,426	12,878,277
Total assets	31,076,396	32,165,944	39,931,832	65,761,792	56,120,516
Long-term debt, less current maturities	18,481,478	16,824,736	17,290,531	8,000,000	10,346,655
Accumulated deficit	(453,403,462)	(384,645,873)	(375,407,446)	(343,376,271)	(323,452,784)
Total stockholders’ equity	(11,701,995)	(18,790,226)	(18,828,895)	10,475,246	7,641,343

(1)	Other income recorded in 2010 includes $1.5 million in grants under the Qualifying Therapeutic Discovery Project Program.
(2)

Other income (expense) recorded in 2013, 2012, 2011, 2010, and 2009 includes ($47.3) million, $8.2 million, $3.4 million, $0.6 million, and $0.9 million in warrant and other mark-to-market adjustments, respectively.

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

The Niobe ES robotic system is the latest generation of the Niobe Robotic Magnetic Navigation System (“Niobe system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, Japan and various other countries.

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

Since our inception, we have generated significant losses. As of December 31, 2013, we had incurred cumulative net losses of approximately $453.4 million. As of December 31, 2013, the Company had an installed base of 100 Niobe ES systems and has received positive feedback from the physicians at these sites. We expect to incur additional losses and to have negative cash flow from operations into 2014 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. Our existing cash, cash equivalents and borrowing facilities may not be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, which would require us to obtain additional financing before that time.

The Company’s independent registered public accounting firm’s report issued in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including recurring operating losses and the net capital deficiency. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

ASU 2009-13 permits management to estimate the selling price of undelivered components of a bundled sale for which it is unable to establish vendor-specific objective evidence (“VSOE”) or third-party evidence

(“TPE”). This requires management to record revenue for certain elements of a transaction even though it might not have delivered other elements of the transaction, for which it was unable to meet the requirements for establishing VSOE or TPE. The Company believes that the guidance significantly improves the reporting of these types of transactions to more closely reflect the underlying economic circumstances. This guidance also prohibits the use of the residual method for allocating revenue to the various elements of a transaction and requires that the revenue be allocated proportionally based on the relative estimated selling prices.

Under our revenue recognition policy, a portion of revenue for Niobe systems, Vdrive systems and certain types of Odyssey systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We do not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. However, we may deliver systems to a non-hospital site at the customer’s request as outlined in the terms and conditions of the sales agreement, in which case we evaluate whether the substance of the transaction meets the delivery and performance requirements for revenue recognition under “bill and hold” guidance. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

Stock-based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option and stock appreciation rights grants made to employees, and directors at the fair value of the option granted, and from grants of restricted shares and units to employees, directors, and third-party consultants. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares and units was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which generally vest over one to two years and restricted stock units which generally vest over a period of 18 months to four years. Stock compensation expense for performance-based restricted shares is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to option grants to non-employees are re-measured quarterly through the vesting date. Compensation expense is recognized only for those options expected to vest, net of estimated forfeitures. Estimates of the expected life of options have been based on the average of the vesting and expiration periods, which is the simplified method under general accounting principles for share-based payments. Estimates of volatility and forfeiture rates utilized in calculating stock-based compensation have been prepared based on historical data and future expectations. Actual experience to date has been consistent with these estimates.

The amount of compensation expense to be recorded in future periods may increase if we make additional grants of options, stock appreciation rights or restricted shares or if we determine that actual forfeiture rates are less than anticipated. The amount of expense to be recorded in future periods may decrease if the requisite service periods are not completed or if the actual forfeiture rates are greater than anticipated.

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

Results of Operations

Comparison of the Years ended December 31, 2013 and 2012

Revenue. Revenue decreased to $38.0 million for the year ended December 31, 2013, from $46.6 million for the year ended December 31, 2012, a decrease of approximately 18%. Revenue from sales of systems decreased to $12.7 million for the year ended December 31, 2013, from $19.7 million for the year ended December 31, 2012, a decrease of approximately 35%. We recognized revenue on nine Niobe ES systems, a total of $0.9 million for Niobe ES upgrades, $3.7 million for Odyssey and Odyssey Cinema systems, and a total of $0.3 million for Vdrive systems during the 2013 reporting period compared to nine Niobe systems, and a total of $3.3 million for Niobe ES upgrades, $6.5 million for Odyssey and Odyssey Cinema systems, and $1.1 million for Vdrive systems during the 2012 reporting period. Revenue from sales of disposable interventional devices, service and accessories decreased to $25.3 million for the year ended December 31, 2013, from $26.9 million for the year ended December 31, 2012, a decrease of approximately 6%. The decrease was attributable to lower disposable sales volume as a result of lower utilization.

Cost of Revenue. Cost of revenue decreased to $11.0 million for the year ended December 31, 2013, from $14.8 million for the year ended December 31, 2012, a decrease of approximately 26%. As a percentage of our total revenue, overall gross margin increased from 68% for the year ended December 31, 2012, to 71% for the year ended December 31, 2013, due to a shift in mix from system revenue to disposable, service, and accessories revenue. Cost of revenue for systems sold decreased to $6.9 million for the year ended December 31, 2013, from $9.9 million for the year ended December 31, 2012, a decrease of approximately 31%. This decrease was primarily due to decreased system sales volumes across Odyssey, Odyssey Cinema and Vdrive product lines. Gross margin for systems was 46% for the year ended December 31, 2013, compared to 50% for year ended December 31, 2012. The decrease is primarily attributable to lower production volumes and related cost absorption as well as lower gross margin on Niobe ES systems. Cost of revenue for disposable interventional devices, service and accessories decreased to $4.1 million for the year ended December 31, 2013, from $4.9 million for the year ended December 31, 2012, resulting in an increase in gross margin to 84% from 82% between these periods. The increase is due to higher margins on service in the current year period due to fewer ES upgrades provided in exchange for extended service contracts.

Research and Development Expense. Research and development expense decreased to $5.7 million for the year ended December 31, 2013 from $8.4 million for the year ended December 31, 2012, a decrease of approximately 33%. The decrease is primarily due to reduced headcount expenses and a reduction in consulting, contract research, and material expenses as part of the Company’s efforts to reduce operating expenses.

Sales and Marketing Expense. Sales and marketing expense decreased to $17.1 million for the year ended December 31, 2013, from $20.6 million for the year ended December 31, 2012, a decrease of approximately 17%. The decrease was due to primarily due to reduced headcount and related travel expenses as well as decreased marketing and consulting expenses.

General and Administrative Expense. General and administrative expenses include regulatory, clinical, general management and training expenses. General and administrative expense decreased to $13.1 million for the year ended December 31, 2013, from $13.4 million for the year ended December 31, 2012, a decrease of approximately 2%. The decrease was primarily due to reduced headcount, partially offset by increased consulting expenses, lease exit activities and medical device excise tax.

Other Income (Expense). Other expense represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other expense also includes the adjustment in fair value of the derivative asset and liability related to the conversion features embedded in the subordinated convertible debentures. Other expense increased to $47.3 million for the year ended December 31, 2013, due primarily to the adjustment of warrants and convertible debt features in connection with the third quarter capital transactions with convertible note holders and other equity investors.

Interest Expense. Interest expense increased to $12.6 million for the year ended December 31, 2013 from $6.9 million for the year ended December 31, 2012, due primarily to the write-off of the unamortized debt discount in connection with the third quarter capital transactions with convertible note holders and other equity investors.

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

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2013, 2012 and 2011 to reflect these uncertainties. As of December 31, 2013, we had federal net operating loss carryforwards of approximately $75.8 million which will expire between 2018 and 2033. As of December 31, 2013, we had state net operating loss carryforwards of approximately $2.3 million which will expire at various dates between 2014 and 2033 if not utilized. We may not be able to utilize all of these loss carryforwards prior to their expiration.

Capital Resources

As of December 31, 2013, our borrowing facilities were comprised of a revolving line of credit with $3.0 million of unborrowed availability with our primary lender, Silicon Valley Bank, as well as the Healthcare Royalty Partners debt discussed in the following sections.

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and would be due, together with any unrecouped portion of the $10.0 million royalty advance, no later than December 31, 2011. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses accrued at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon were recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of December 31, 2011, these amounts plus interest accrued thereon had been repaid in full, in accordance with the agreement. The Company recorded research and development expenses of $1.1 million, and disposables, service and accessories revenue of $3.6 million for the year ended December 31, 2011, related to this agreement.

Revolving line of credit

In November 2010, the Company received from stockholders, who at the time were affiliates of two members of our board of directors, (“the Lenders”), an extension of their commitment to provide $10 million in either direct loans to the Company or loan guarantees to the Company’s primary bank lender through the earlier of March 31, 2012 or the date the Company received $30 million of third party, non-bank financing, coincidental with the proposed maturity of the bank line of credit, as amended. The Company granted to the Lenders warrants to purchase 80,000 shares in exchange for their extension. The warrants are exercisable at $40.15 per share, beginning on March 1, 2011 and expiring on February 28, 2016. The fair value of these warrants of $1,747,392, calculated using the Black-Scholes method, will be deferred and amortized to interest expense ratably. As the previous guarantee was no longer in effect, the Company expensed in 2010 the entire balance on the warrants issued to the Lenders in October 2009.

In December 2010, the Company further amended its agreement with its primary lender to extend the maturity of the current working capital line of credit from March 31, 2011 to March 31, 2012, retaining the $30 million total availability under the line per the 2009 amendment. The revised agreement retained the $10 million sublimit for borrowings supported by guarantees from the Lenders. Under the revised facility the Company was required to maintain a minimum “tangible net worth” and liquidity ratio as defined in the agreement. Interest on the facility accrued at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts.

On September 30, 2011, we entered into a fourth loan modification agreement with our primary lender to reduce the total availability amount of all credit extensions under the Original Agreement, other than the term loan, from $30 million to $20 million. The Agreement also modified the interest rate applicable to the term loan under the Original Agreement from the bank’s prime rate plus 3.50% to the Bank’s prime rate plus 5.50%.

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

On March 30, 2012, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2012 to April 30, 2012 and reduced the Company’s borrowing availability by $3,333,333. The Company also received from the Lenders an extension of their commitment to provide $10 million in loan guarantees until April 30, 2012. As a result of this extension, the Company issued the Lenders warrants to purchase 75,735 shares of common stock at $6.60 per share.

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

On August 30, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from August 31, 2013 to March 31, 2014. In addition, the Company and the Bank agreed to a reduction in the revolving credit line from $6.0 million to $3.0 million, the elimination of the $3.0 million sublimit guaranteed by the Lenders, and release of the guarantees by the Lenders in favor of the Bank. The amendment eliminated the prepayment premium for the prepayment of the term loan and modified the financial covenants to (a) eliminate the minimum tangible net worth covenant,

(b) substitute in lieu thereof an EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) test, requiring the Company to maintain a minimum EBITDA of no less than (no worse than) (i) negative $4.0 million for the trailing three-month period ending September 30, 2013 and (ii) negative $3.0 million for the trailing three-month period ending December 31, 2013, in each case tested quarterly on a trailing three month basis, and (c) revise the liquidity ratio covenant to require the Company to maintain a liquidity ratio of greater than 2:1, excluding certain short term advances from the calculation.

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

Healthcare Royalty Partners Debt

In November 2011, the Company entered into a loan agreement with Healthcare Royalty Partners (formerly “Cowen Healthcare Royalty Partners II, L.P.”). Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the nine months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the twelve months ended December 31, 2012. The loan will be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Healthcare Royalty Partners will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, the royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The Agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender under the Amended Loan Agreement described above.

Subordinated Convertible Debentures

In May 2012, the Company entered into a securities purchase agreement with certain institutional investors whereby the Company agreed to sell an aggregate of approximately $8.5 million in aggregate principal amount of unsecured, subordinated, convertible debentures (the “Debentures”), which became convertible into shares of the Company’s common stock at a conversion price of $3.361 per share (or approximately 2.5 million shares in the aggregate), on July 10, 2012, the date that the Company received shareholder approval for the transaction. The purchasers of the Debentures also received warrants, which were scheduled to expire in November 2018, to purchase an aggregate of approximately 2.5 million shares of the Company’s common stock at an exercise price of $3.361 per share (“Convert Warrants”). The Debentures bear interest at 8% per year and were scheduled to mature on May 7, 2014. In addition, the Company had the ability to issue shares of its common stock in lieu of cash interest payments under certain circumstances, and following the registration of the shares for resale, the Company issued shares in lieu of cash interest payments.

The Company recorded the Debentures on the balance sheet net of the debt discount. The debt discount of $7.6 million was due to warrants issued in conjunction with the Debentures and the debt conversion features. Upon issuance of the Debentures, the fair value of the warrants and derivative liability were $4.1 million and $3.5 million, respectively. The debt discount was amortized over the life of the loan using the effective interest method and the warrants and derivative liability were recorded at fair value on each reporting period. Refer to Note 12 for additional discussion of the fair value of the warrants and conversion features.

On August 7, 2013, holders of Convert Warrants exercised all of their Convert Warrants for an aggregate of approximately $2.5 million shares of our common stock, resulting in cash proceeds of approximately $8.5 million. In addition, holders of all of the Debentures exchanged the balance of their unconverted Debentures for an aggregate of approximately 2.7 million shares of the Company’s common stock and additional warrants (the “Exchange Warrants”) to purchase approximately 2.5 million shares, having an exercise price of $3.361 per share. On August 8, 2013, certain former holders of the Debentures exercised Exchange Warrants to purchase an aggregate of 1.4 million shares of common stock in cashless net exercises as provided for in the Exchange Warrants, which resulted in the issuance to such funds of an aggregate of 0.8 million shares of common stock, but no net proceeds to the Company. The Company is relying on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, based on representations to the Company made by the warrant holders.

The mark-to-market expense associated with the adjustment of warrants and convertible debt features in connection with the third quarter capital transactions are included in other expense for the year ended December 31, 2013. The write-off of the unamortized debt discount is included in interest expense for the year ended December 31, 2013.

Listing Transfer to NASDAQ Capital Market

On August 15, 2013, the NASDAQ Listing Qualifications Panel (the “Panel”) granted approval of the Company’s request to transfer its listing to The NASDAQ Capital Market from The NASDAQ Global Market. The Company’s securities began trading on the NASDAQ Capital Market effective August 19, 2013.

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

Common Stock

In May 2012, the Company entered into a Stock and Warrant Purchase Agreement with certain institutional investors whereby it agreed to sell an aggregate of approximately 2.17 million shares of the Company’s common stock (the “PIPE Common Stock”) at a price of $3.361 per share, together with six-year warrants at a price of $1.25 per share to purchase an aggregate of approximately 2.17 million shares of common stock having an exercise price of $3.361 per share (the “PIPE Warrants”). Each purchaser received a PIPE Warrant to purchase one share of common stock for every share of PIPE Common Stock purchased. Net proceeds from the sale of the securities were approximately $9.1 million, after placement agent fees and other offering expenses. The Company used the funds to repay $7 million of the revolving credit facility guaranteed by the Lenders.

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

On November 27, 2013, the Company announced the results of its previously announced offering of subscription rights to purchase shares of its common stock, par value $0.001 per share. Pursuant to the rights offering, subscription rights to purchase approximately 3.4 million shares of common stock were exercised, resulting in gross proceeds to Stereotaxis of approximately $10.2 million.

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2013.

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Cash flow used in operating activities	$(6,332)	$(12,118)	$(31,569)
Cash flow used in investing activities	—	(131)	(1,032)
Cash flow provided by financing activities	12,329	6,071	11,307

Net cash used in operating activities. We used approximately $6.3 million, $12.1 million, and $31.6 million of cash in operating activities during the years ended December 31, 2013, 2012, and 2011, respectively. The decrease in cash used in operating activities from December 31, 2011, to December 31, 2013, is primarily a result of reduction in operating losses from 2011 to 2012 and changes in working capital from 2012 to 2013.

Net cash used in investing activities. There were no purchases of equipment during the year ended December 31, 2013. We used approximately $0.1 million and $1.0 million to fund investing activities during the years ended December 31, 2012, and 2011, respectively, for the purchase of property and equipment.

Net cash provided by financing activities. We generated approximately $12.3 million from financing activities during the year ended December 31, 2013 compared to $6.1 million generated for the year ended December 31, 2012 and $11.3 million generated for the year ended December 31, 2011. The increase in cash generated from 2012 to 2013 was primarily driven by increased stock transactions, including warrant exercises, of $12.2 million compared to 2012 offset by reduced debt financing of $5.9 million in 2013 compared to 2012. The decrease from 2011 to 2012 cash generated was primarily due to $7.7 million from the issuance of subordinated convertible debentures and warrants, $9.1 million from stock and warrants and $2.5 million in additional borrowing from Healthcare Royalty Partners partially offset by $8.0 million net payments under our revolving line of credit, $4.0 million related to the term note, and $1.3 million for the Healthcare Royalty Partners debt.

At December 31, 2013, we had working capital of approximately $4.4 million, compared to a working capital deficit of $5.7 million at December 31, 2012.

As of December 31, 2013, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2013, the Company had a borrowing capacity of $3.0 million based on the Company’s collateralized assets. As such, the Company had ability to borrow $3.0 million under the revolving line of credit at December 31, 2013. The maturity date of the revolving line of credit is March 31, 2014.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as in effect at December 31, 2013 and as modified in August 2013, we are required to meet EBITDA and liquidity covenants as defined in the loan agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with our primary lending bank. As of the amendment date and as of December 31, 2013, we were in compliance with all covenants of this agreement.

We expect to have negative cash flow from operations into 2014. Throughout 2014, we expect to continue the development and commercialization of our existing products, our research and development programs and the advancement of new products into clinical development. During 2014, we expect operating expenses to be generally consistent with 2013 with additional investment in certain targeted areas.

We may be required to raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings or through distribution rights. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control. Our existing cash, cash equivalents and borrowing facilities may not be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, which would require us to obtain additional equity or other financing before that time. We cannot assure that such additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations.

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

Contractual Obligations

The following table summarizes all significant contractual payment obligations by payment due date:

	Payments by Period
	(In thousands)
	Under 1 Year	1–3 Years	3–5 Years	Over 5 Years	Total
Long-term debt	$50	$99	$18,382	$—	$18,531
Operating leases	$1,594	$3,493	$3,990	$—	$9,077

Total	$1,644	$3,592	$22,372	$—	$27,608

Commercial Commitments

In 2012, we entered into a letter of credit to support a commitment in the amount of approximately $0.1 million. This letter of credit is valid through 2015.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of December 31, 2013 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the year ended December 31, 2013, sales denominated in foreign currencies were approximately 15.3% of total revenue. For the year ended December 31, 2013, our revenue would have decreased by approximately $0.6 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the year ended December 31, 2013, expenses denominated in foreign currencies were approximately 13.5% of our total expenses. For the year ended December 31, 2013, our operating expenses would have decreased by approximately $0.5 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2013 would have resulted in a $0.1 million decrease in the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of December 31, 2013, the Company did not hold any investments other than those held in money market funds.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Because certain issuances of our outstanding debt are subject to minimum interest rates ranging from 5.75% to 7.0%, a hypothetical increase in interest rates of 100 basis points would have no impact on interest expense due to interest rate floors on our floating rate debt.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stereotaxis, Inc.

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereotaxis, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty regarding the Company’s ability to continue as a going concern.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 27, 2014

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$13,775,130	$7,777,718
Accounts receivable, net of allowance of $383,077 and $640,183 in 2013 and 2012, respectively	7,558,152	11,570,489
Inventories	4,879,039	5,098,241
Prepaid expenses and other current assets	1,945,206	3,492,067

Total current assets	28,157,527	27,938,515
Property and equipment, net	1,184,589	2,141,923
Intangible assets, net	1,679,486	1,979,320
Long-term receivables	20,431	73,199
Other assets	34,363	32,987

Total assets	$31,076,396	$32,165,944

Liabilities and stockholders’ deficit
Current liabilities:
Short-term debt and current maturities of long-term debt	$49,733	$12,264,490
Accounts payable	3,512,339	3,556,688
Accrued liabilities	7,079,381	5,361,810
Deferred revenue	7,519,754	9,502,939
Warrants and debt conversion features	5,644,626	2,968,348

Total current liabilities	23,805,833	33,654,275
Long-term debt, less current maturities	18,481,478	16,824,736
Long-term deferred revenue	491,080	477,159
Other liabilities	—	—
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2013 and 2012	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 19,311,390 and 8,018,615 shares issued at 2013 and 2012, respectively	19,311	8,019
Additional paid in capital	441,888,155	366,053,627
Treasury stock, 4,015 shares at 2013 and 2012	(205,999)	(205,999)
Accumulated deficit	(453,403,462)	(384,645,873)

Total stockholders’ deficit	(11,701,995)	(18,790,226)

Total liabilities and stockholders’ deficit	$31,076,396	$32,165,944

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
Revenue:
Systems	$12,743,218	$19,672,983	$15,585,538
Disposables, service and accessories	25,287,863	26,889,451	26,401,894

Total revenue	38,031,081	46,562,434	41,987,432
Cost of revenue:
Systems	6,870,954	9,905,528	8,576,283
Disposables, service and accessories	4,130,347	4,875,527	3,921,798

Total cost of revenue	11,001,301	14,781,055	12,498,081
Gross margin	27,029,780	31,781,379	29,489,351
Operating expenses:
Research and development	5,672,058	8,405,086	12,886,488
Sales and marketing	17,132,093	20,607,999	31,635,415
General and administrative	13,066,103	13,394,556	16,908,656

Total operating expenses	35,870,254	42,407,641	61,430,559

Operating loss	(8,840,474)	(10,626,262)	(31,941,208)
Other income (expense)	(47,349,378)	8,265,507	3,416,383
Interest income	5,800	7,361	9,052
Interest expense	(12,573,537)	(6,885,033)	(3,515,402)

Net loss	$(68,757,589)	$(9,238,427)	$(32,031,175)

Net loss per common share:
Basic	$(5.95)	$(1.33)	$(5.84)
Diluted	$(5.95)	$(1.33)	$(5.84)

Weighted average shares used in computing net loss per common share:
Basic	11,554,566	6,944,928	5,482,627
Diluted	11,554,566	6,944,928	5,482,627

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2010	5,474,624	$5,475	$354,052,041	$(205,999)	$(343,376,271)	$10,475,246
Issuance of common stock	8,400	8	(8)			—
Share-based compensation			2,487,441			2,487,441
Issuance of stock under stock purchase plan	8,449	9	232,382			232,391
Exercise of stock options	468	—	7,202			7,202
Grant of restricted shares, net of forfeitures	51,216	51	(51)			—
Net Loss					(32,031,175)	(32,031,175)

Balance at December 31, 2011	5,543,157	$5,543	$356,779,007	$(205,999)	$(375,407,446)	$(18,828,895)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2011	5,543,157	$5,543	$356,779,007	$(205,999)	$(375,407,446)	$(18,828,895)
Issuance of common stock and warrants	2,415,339	2,415	10,409,260			10,411,675
Share-based compensation			2,293,731			2,293,731
Issuance of stock under stock purchase plan	10,315	10	73,543			73,553
Grant of restricted shares, net of forfeitures	19,885	20	(20)			—
Restricted stock vestings	29,919	31	(31)			—
Reclassification of warrants to liability			(3,501,863)			(3,501,863)
Net Loss					(9,238,427)	(9,238,427)

Balance at December 31, 2012	8,018,615	$8,019	$366,053,627	$(205,999)	$(384,645,873)	$(18,790,226)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2012	8,018,615	$8,019	$366,053,627	$(205,999)	$(384,645,873)	$(18,790,226)
Issuance of common stock and warrants	7,742,717	7,743	64,586,770			64,594,513
Share-based compensation			1,050,260			1,050,260
Rights offering	3,400,349	3,400	10,197,647			10,201,047
Grant of restricted shares, net of forfeitures	(61,910)	(62)	62
Restricted stock vestings	211,619	211	(211)
Net Loss					(68,757,589)	(68,757,589)

Balance at December 31, 2013	19,311,390	$19,311	$441,888,155	$(205,999)	$(453,403,462)	$(11,701,995)

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(68,757,589)	$(9,238,427)	$(32,031,175)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	919,136	1,300,188	1,462,238
Amortization of intangibles	299,833	299,833	299,833
Amortization of deferred finance costs and debt discount	7,703,336	2,977,119	1,331,549
Share-based compensation	1,050,260	2,293,731	2,487,441
Non-cash royalty (income), net	—	—	(2,353,718)
Gain on debt conversion	—	(75,612)	—
Loss on asset disposal	36,103	12,444	86,278
Adjustment of warrants and convertible debt features	47,450,066	(8,189,895)	(3,416,383)
Interest due from issuance of stock	551,296	192,128	—
Changes in operating assets and liabilities:
Accounts receivable	4,013,279	(447,613)	2,811,531
Other receivables	51,827	19,534	28,495
Inventories	219,202	937,810	(594,576)
Prepaid expenses and other current assets	429,025	(760,474)	827,297
Other assets	(1,376)	7,773	(2,223)
Accounts payable	(44,349)	(2,053,493)	(3,186,001)
Accrued liabilities	1,717,571	(514,689)	(1,090,072)
Deferred revenue	(1,969,264)	1,125,079	1,775,856
Other liabilities	—	(3,094)	(5,648)

Net cash used in operating activities	(6,331,644)	(12,117,658)	(31,569,278)
Cash flows from investing activities
Purchase of equipment	—	(130,699)	(1,031,749)

Net cash used in investing activities	—	(130,699)	(1,031,749)
Cash flows from financing activities
Payments of term loan	(4,000,000)	(4,000,000)	(2,000,000)
Proceeds from revolving line of credit	37,237,131	54,806,154	77,109,376
Payments of revolving line of credit	(44,490,148)	(62,842,934)	(72,818,866)
Proceeds from subordinated convertible debt, net of issuance costs	—	7,738,351	—
Proceeds from Healthcare Royalty Partners debt	2,546,328	2,500,000	14,317,397
Payments of Healthcare Royalty Partners debt	(263,192)	(1,252,647)	—
Payments of Biosense debt	—	—	(5,540,373)
Proceeds from issuance of stock and warrants, net of issuance costs	21,298,937	9,122,232	239,593

Net cash provided by financing activities	12,329,056	6,071,156	11,307,127

Net increase (decrease) in cash and cash equivalents	5,997,412	(6,177,201)	(21,293,900)

Cash and cash equivalents at beginning of period	7,777,718	13,954,919	35,248,819

Cash and cash equivalents at end of period	$13,775,130	$7,777,718	$13,954,919

Supplemental disclosures of cash flow information:
Interest paid	3,187,353	3,258,900	859,494

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere; V-Sono ICE Catheter Manipulator has received U.S. regulatory clearance and the V-Loop Circular Catheter Manipulator is expected to be submitted for review by the U.S. Food and Drug Administration in early 2014.

Since our inception, we have generated significant losses. As of December 31 2013, we had incurred cumulative net losses of approximately $453.4 million. In May 2011, the Company introduced the Niobe ES system and as of December 31, 2013, the Company had an installed base of 100 Niobe ES systems and has received positive feedback from the physicians at these sites. Between 2011 and 2013, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. We expect to incur additional losses into 2014 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During 2014, we expect operating expenses to be generally consistent with 2013 with additional investment in certain targeted areas.

We may be required to raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings or through distribution rights. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

Our existing cash, cash equivalents and borrowing facilities may not be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, which would require us to obtain additional financing before that time. Further, our revolving line of credit with Silicon Valley Bank matures on March 31, 2014. We cannot assure that additional financing will be available on a timely basis on terms acceptable to us or at all, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. In 2012, we entered into a letter of credit to support a commitment in the amount of approximately $0.1 million. This letter of credit is valid through 2015. No cash was restricted at December 31, 2013 or 2012.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrants. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). See Note 12 for disclosure of fair value measurements.

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

Intangible Assets

Intangible assets consist of purchased technology and intellectual property rights valued at cost on the acquisition date and amortized over their estimated useful lives of 10-15 years. If facts and circumstances suggest that an intangible asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

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

ASU 2009-13 permits management to estimate the selling price of undelivered components of a bundled sale for which it is unable to establish vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”). This requires management to record revenue for certain elements of a transaction even though it might not have delivered other elements of the transaction, for which it was unable to meet the requirements for establishing VSOE or TPE. The Company believes that the guidance significantly improves the reporting of these types of transactions to more closely reflect the underlying economic circumstances. This guidance also prohibits the use of the residual method for allocating revenue to the various elements of a transaction and requires that the revenue be allocated proportionally based on the relative estimated selling prices.

Under our revenue recognition policy, a portion of revenue for Niobe systems, Vdrive systems and certain Odyssey systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. The Company does not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multiple-deliverable arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimus effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic alliances under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables at December 31, 2013 or 2012 under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

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

The Company utilized the Black-Scholes valuation model to determine the fair value of share-based payments at the date of previously issued grant using risk-free interest rate based on the Treasury yield on the date of the grant and expected volatility based on the Company’s historical volatility over the expected term of the option. The resulting compensation expense is recognized over the requisite service period, generally one to four years. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on the Company’s historical experience and future expectations.

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

On July 10, 2012, the Company effected a one-for-ten reverse stock split of the Company’s common stock. The net loss per common share, shares outstanding, and weighted average shares outstanding reported in the financial statements and notes to the financial statements for the periods ending December 31, 2013, 2012, and 2011 are presented on a post-split basis. See Note 11 for additional discussion of the reverse stock split.

As of December 31, 2013, the Company had 188,947 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $48.38 per share and 3,021,302 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $14.21 per share. The Company had a weighted average of 33,058 unearned restricted shares outstanding for the period ended December 31, 2013.

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

One customer, Biosense Webster Inc., as our distributor, accounted for $3,902,178, $3,447,386, and $3,663,687, or 10%, 7% and 9%, of total net revenue for the years ended December 31, 2013, 2012, and 2011, respectively. No other single customer accounted for more than 10% of total revenue for the year ended December 31, 2013.

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

3. Inventory

Inventory consists of the following:

	December 31, 2013	December 31, 2012
Raw materials	$3,141,111	$3,303,053
Work in process	364,779	65,546
Finished goods	1,453,362	1,802,281
Reserve for obsolescence	(80,213)	(72,639)

Total inventory	$4,879,039	$5,098,241

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2013	December 31, 2012
Prepaid expenses	$591,305	$330,756
Deferred cost of revenue	72,699	527,725
Derivative asset	—	1,736
Deferred financing costs	622,949	1,590,916
Deposits	658,253	1,040,934

Total prepaid expenses and other current assets	$1,945,206	$3,492,067

Deferred cost of revenue represents the cost of systems for which risk of loss and or title has transferred from the Company but for which revenue has not been recognized.

The derivative asset represents the fair value of a debt conversion feature that is part of the subordinated convertible debentures agreement. Refer to Notes 9 and 12 for discussion of the debentures and fair value measurement, respectively.

5. Property and Equipment

Property and equipment consist of the following:

	December 31, 2013	December 31, 2012
Equipment	$8,143,000	$8,762,041
Equipment held for lease	303,412	303,412
Leasehold improvements	2,328,381	2,328,381

	10,774,793	11,393,834
Less: Accumulated depreciation	(9,590,204)	(9,251,911)

Net property and equipment	$1,184,589	$2,141,923

6. Intangible Assets

As of December 31, 2013 and 2012, the Company had total intangible assets of $3,665,000. Accumulated amortization at December 31, 2013 and 2012, was $1,985,514 and 1,685,680. Amortization expense for the years 2013, 2012, and 2011 was $299,833 per year, as determined under the straight-line method. The estimated future amortization of intangible assets is $299,833 annually through July 2018, decreasing thereafter to $166,500 annually through May 2020.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2013	December 31, 2012
Accrued salaries, bonus, and benefits	$3,565,385	$2,123,167
Accrued rent	1,499,942	1,095,641
Accrued warranties	501,212	653,473
Accrued interest	498,058	469,049
Accrued licenses and maintenance fees	302,384	323,901
Accrued taxes	360,475	245,802
Other	351,925	450,777

Total accrued liabilities	$7,079,381	$5,361,810

8. Deferred Revenue

Deferred revenue consists of the following:

	December 31, 2013	December 31, 2012
Product shipped, revenue deferred	$1,368,007	$3,206,641
Customer deposits	421,544	558,227
Deferred service and license fees	6,221,283	6,215,230

	8,010,834	9,980,098
Less: Long-term deferred revenue	(491,080)	(477,159)

Total current deferred revenue	$7,519,754	$9,502,939

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Revolving line of credit, due March 2014	$—	$—	$7,253,017	$7,277,084
Term note, due December 2013	—	—	4,000,000	4,000,000
Healthcare Royalty Partners debt	18,531,211	18,531,211	16,248,075	16,248,075
Subordinated convertible debentures	—	—	1,588,134	1,588,134

Total debt	18,531,211	18,531,211	29,089,226	29,113,293
Less current maturities	(49,733)	(49,733)	(12,264,490)	(12,288,557)

Total long term debt	$18,481,478	$18,481,478	$16,824,736	$16,824,736

Contractual principal maturities of debt at December 31, 2013 are as follows:

2014	$49,733
2015	49,733
2016	49,733
2017	49,733
2018	18,332,279
2019 and Beyond	—

	$18,531,211	(1)

(1)	Future principal payments of Healthcare Royalty Partners debt based on estimated future royalties.

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of December 31, 2013 and December 31, 2012. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3). The carrying amounts of the Subordinated Convertible Debentures are net of the respective unamortized debt discount as of December 31, 2012.

The revolving line of credit and the Company’s obligations with Healthcare Royalty Partners II, L.P. (collectively, the “Credit Agreements”) are secured by substantially all of the Company’s assets. The Company is also required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

Revolving line of credit

In November 2010, the Company received from stockholders, who at the time were affiliates of two members of our board of directors (“the Lenders”), an extension of their commitment to provide $10 million in either direct loans to the Company or loan guarantees to the Company’s primary bank lender through the earlier of March 31, 2012 or the date the Company receives $30 million of third party, non-bank financing, coincidental with the proposed maturity of the bank line of credit, as amended. The Company granted to the Lenders warrants to purchase 80,000 shares in exchange for their extension. The warrants are exercisable at $40.15 per share, beginning on March 1, 2011 and expiring on February 28, 2016. The fair value of these warrants of $1,747,392, calculated using the Black-Scholes method, was deferred and amortized to interest expense ratably. As the previous guarantee was no longer in effect, the Company expensed in 2010 the entire balance on the warrants issued to the Lenders in October 2009.

In December 2010, the Company further amended its agreement with its primary lender to extend the maturity of the current working capital line of credit from March 31, 2011 to March 31, 2012, retaining the $30 million total availability under the line per the 2009 amendment. The revised agreement retained the $10 million sublimit for borrowings supported by guarantees from the Lenders. Under the revised facility the Company was required to maintain a minimum “tangible net worth” and liquidity ratio as defined in the agreement. Interest on the facility accrued at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts.

In September 2011, the Company amended its agreement with its primary lender. The amendment reduced the availability amount of all credit extensions, other than the term loan, from $30 million to $20 million, and modified the interest rate applicable to the term loan from the lender’s prime rate plus 3.5% to the bank’s prime rate plus 5.5%.

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

On March 30, 2012, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2012 to April 30, 2012 and reduced the Company’s borrowing availability by $3,333,333. The Company also received from the Lenders an extension of their commitment to provide $10 million in loan guarantees until April 30, 2012. As a result of this extension, the Company issued the Lenders warrants to purchase 75,735 shares of common stock at $6.60 per share.

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

As of December 31, 2013, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2013, the Company had a borrowing capacity of $3.0 million based on the Company’s collateralized assets. As such, the Company had ability to borrow $3.0 million under the revolving line of credit at December 31, 2013.

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

Subordinated Convertible Debentures

In May 2012, the Company entered into a securities purchase agreement with certain institutional investors whereby the Company agreed to sell an aggregate of approximately $8.5 million in aggregate principal amount of unsecured, subordinated, convertible debentures (the “Debentures”), which became convertible into shares of the Company’s common stock at a conversion price of $3.361 per share (or approximately 2.5 million shares in the aggregate), on July 10, 2012, the date that the Company received shareholder approval for the transaction. The purchasers of the Debentures also received warrants, which were scheduled to expire in November 2018, to purchase an aggregate of approximately 2.5 million shares of the Company’s common stock at an exercise price of $3.361 per share. The Debentures bore interest at 8% per year and were scheduled to mature on May 7, 2014. In addition, the Company had the ability to issue shares of its common stock in lieu of cash interest payments under certain circumstances, and following the registration of the shares for resale, the Company issued shares in lieu of cash interest payments

The Company recorded the Debentures on the balance sheet net of the debt discount of $7.6 million. The debt discount was due to warrants issued in conjunction with the Debentures and the debt conversion features. Upon issuance of the Debentures, the fair value of the warrants and derivative liability were $4.1 million and $3.5 million, respectively. The debt discount was amortized over the life of the loan using the effective interest method and the warrants and derivative liability were recorded at fair value on each reporting period. Refer to Note 12 for additional discussion of the fair value of the warrants and conversion features.

On August 7, 2013, holders of Convert Warrants exercised all of their Convert Warrants for an aggregate of approximately 2.5 million shares of our common stock, resulting in cash proceeds of approximately $8.5 million. In addition, holders of all of the Debentures exchanged the balance of their unconverted Debentures for an aggregate of approximately 2.7 million shares of the Company’s common stock and additional warrants (the “Exchange Warrants”) to purchase approximately 2.5 million shares, having an exercise price of $3.361 per share. On August 8, 2013, certain former holders of the Debentures exercised Exchange Warrants to purchase an aggregate of 1.4 million shares of common stock in cashless net exercises as provided for in the Exchange Warrants, which resulted in the issuance to such funds of an aggregate of 0.8 million shares of common stock but no net proceeds to the Company. The Company is relying on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, based on representations to the Company made by the warrant holders. Refer to Note 11 for discussion of total outstanding warrants.

The mark-to-market expense associated with the adjustment of warrants and convertible debt features in connection with the third quarter capital transactions are included in other expense for the year ended December 31, 2013. The write-off of the unamortized debt discount of $5.4 million is included in interest expense for the year ended December 31, 2013.

Biosense Webster Advance

In July 2008, the Company and Biosense Webster entered into an amendment to their existing agreements relating to the development and sale of catheters. Pursuant to the amendment, Biosense Webster agreed to pay to the Company $10.0 million as an advance on royalty amounts that were owed at the time the amendment was executed or would be owed in the future by Biosense Webster to the Company pursuant to the royalty provisions of one of the existing agreements. The Company and Biosense Webster also agreed that an aggregate of up to $8.0 million of certain agreed upon research and development expenses that were owed at the time the amendment was executed or may be owed in the future by the Company to Biosense Webster pursuant to the existing agreement would be deferred and would be due, together with any unrecouped portion of the $10.0 million royalty advance, no later than December 31, 2011. Interest on the outstanding and unrecouped amounts of the royalty advance and deferred research and development expenses accrued at an interest rate of the prime rate plus 0.75%. Outstanding royalty advances and deferred research and development expenses and accrued interest thereon were recouped by Biosense Webster by deductions from royalty amounts otherwise owed to the Company from Biosense Webster pursuant to the existing agreement. Approximately $18.0 million had been advanced by Biosense Webster to the Company pursuant to the amendment. As of December 31, 2011, these amounts plus interest accrued thereon had been repaid in full, in accordance with the agreement. The Company recorded research and development expenses of $1.1 million and disposables, service and accessories revenue of $3.6 million for the year ended December 31, 2011, related to this agreement.

10. Lease Obligations

The Company leases its facilities under operating leases. For the years ended December 31, 2013, 2012, and 2011 rent expense was $1,925,813, $1,697,153, and $1,711,647, respectively.

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

The future minimum lease payments under non-cancelable leases as of December 31, 2013 are as follows:

Year	Operating Lease
2014	$1,593,756
2015	1,562,353
2016	1,930,829
2017	1,981,467
2018	2,008,832

Total minimum lease payments	$9,077,237

11. Stockholders’ Equity

Listing Transfer to NASDAQ Capital Market

On August 15, 2013, the NASDAQ Listing Qualifications Panel (the “Panel”) granted approval of the Company’s request to transfer its listing to The NASDAQ Capital Market from The NASDAQ Global Market. The Company’s securities began trading on the NASDAQ Capital Market effective August 19, 2013.

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

On August 16, 2013, Alafi Capital Company exercised PIPE Warrants to purchase an aggregate of 261,241 shares of common stock for cash. The Company received an aggregate of $878,031 gross proceeds from the sale. Refer to Note 9 for the discussion of warrants issued in conjunction with debt offerings.

On November 27, 2013, the Company announced the results of its previously announced offering of subscription rights to purchase shares of its common stock, par value $0.001 per share. Pursuant to the rights offering, subscription rights to purchase approximately 3.4 million shares of common stock were exercised, resulting in gross proceeds to Stereotaxis of approximately $10.2 million.

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the our Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2013.

The Company has reserved shares of common stock for the exercise of warrants, the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31, 2013	December 31, 2012
Warrants	3,021,302	6,099,476
Stock award plans	1,032,462	131,464

	4,053,764	6,230,940

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

Restricted stock unit grants are time-based and generally vest over a period of four years. Options granted to non-employee directors expire no later than ten years from the date of grant. The exercise price of options to non-employee directors shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. Initial grants of options to new directors generally vest over a two year period. Annual grants to directors generally vest upon the earlier of one year or the next stockholder meeting.

A summary of the option and stock appreciation rights activity for the year ended December 31, 2013 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2012	373,899	$1.63 - $116.40	$43.90
Granted	—	$0.00 - $0.00	—
Exercised	(145)	$6.80 - $6.80	$6.80
Forfeited	(184,807)	$1.69 - $68.60	$39.34

Outstanding, December 31, 2013	188,947	$1.63 - $116.40	$48.38

As of December 31, 2013, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 3.88 years. Of the 188,947 options and stock appreciation rights that were outstanding as of December 31, 2013, 169,199 were vested and exercisable with a weighted average exercise price of $50.05 per share and a weighted average remaining term of 3.69 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2013
Range of Exercise	Options Outstanding	Weighted Average Remaining	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Price Per Share
$0.00 - $20.00	3,975	6.15 years	$6.04	2,321	$5.41
$20.01 - $40.00	92,356	5.32 years	$35.13	77,390	$35.08
$40.01 - $60.00	59,308	2.72 years	$46.69	56,180	$46.93
$60.01 - $90.00	13,408	0.85 years	$74.04	13,408	$74.04
$90.01 - $120.00	19,900	2.21 years	$106.11	19,900	$106.11

	188,947	3.88 years	$48.38	169,199	$50.05

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1,625 options and stock appreciation rights that were in-the-money at December 31, 2013. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2013 and the intrinsic value of fully vested options and stock appreciation rights outstanding at December 31, 2013 were less than $0.1 million based on a closing share price of $3.62 on December 31, 2013. During the year ended December 31, 2013, the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was less than $0.1 million. No options or SARS were granted during the year ended December 31, 2013.

During the year ended December 31, 2013 the Company realized less than $0.1 million from the exercise of stock options and stock appreciation rights. The Company realized $0 and less than $0.1 million from the exercise of stock options and stock appreciation rights during 2012 and 2011, respectively.

A summary of the restricted share grant activity for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2012	68,543	$20.62
Granted	—	—
Vested	(33)	$33.80
Forfeited	(61,910)	$19.06

Outstanding, December 31, 2013	6,600	$35.20

A summary of the restricted stock unit activity for the year ended December 31, 2013 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2012	529,312	$2.64
Granted	449,000	$2.20
Vested	(211,615)	$3.82
Forfeited	(177,938)	$2.09

Outstanding, December 31, 2013	588,759	$2.05

A summary of the restricted shares outstanding as of December 31, 2013 is as follows:

Number of Shares
Time based restricted shares	6,600
Performance based restricted shares	—

Outstanding, December 31, 2013	6,600

The intrinsic value of restricted shares and restricted stock units outstanding at December 31, 2013 was less than $0.1 million and $2.1 million, respectively, based on a closing share price of $3.62 as of December 31, 2013. During the year ended December 31, 2013, the aggregate intrinsic value of restricted shares and restricted stock units vested was approximately $0 and $0.3 million, respectively, determined at the date of vesting.

During the year ended December 31, 2013, the Company determined that it was not probable that the performance conditions related to certain of its outstanding restricted share awards would be achieved and accordingly, recorded approximately $(0.2) million as a cumulative catch-up adjustment resulting in a reduction of share based compensation. During the second quarter of 2013, the Company made an adjustment to its forfeiture rate based on historical information, which resulted in a reduction of share-based compensation of $(0.5) million for the year ended December 31, 2013.

As of December 31, 2013, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $1.3 million, net of estimated forfeitures of approximately $1.2 million. This cost will be amortized over a period of up to four years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan and reserved 25,000 shares of common stock for issuance pursuant to the plan. The Company offered employees the opportunity to participate in the plan beginning July 1, 2009 with an initial purchase date of September 30, 2009. Eligible employees had the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees could purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. The plan was suspended in 2012 and no shares were available for issuance as of December 31, 2013.

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2013:
Cash equivalents	$11,995,481	11,995,481	—	—

Total assets at fair value	$11,995,481	11,995,481	—	—

Liabilities at December 31, 2013:
Warrants issued December 29, 2008	$16,863	—	—	16,863
Warrants issued May 10, 2012	1,915,753	—	—	1,915,753
Warrants issued August 2013	3,712,010			3,712,010

Total liabilities at fair value:	$5,644,626	—	—	5,644,626

Assets at December 31, 2012:
Cash equivalents	$256,702	256,702	—	—
Derivative asset	1,736	—	—	1,736

Total assets at fair value	$258,438	256,702	—	1,736

Liabilities at December 31, 2012:
Warrants issued December 29, 2008	$71,581	—	—	71,581
Warrants issued May 10, 2012	2,347,902	—	—	2,347,902
Derivative liability	548,865	—	—	548,865

Total liabilities at fair value:	$2,968,348	—	—	2,968,348

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $11,995,481 and $256,702 at December 31, 2013 and December 31, 2012, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the years ended December 31, 2013 and December 31, 2012. There were no transfers in or out of Level 1 during the year ended December 31, 2013.

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $16,863 were measured at fair value on a recurring basis as of December 31, 2013 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at December 31, 2013 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 112.66%; 3) risk-free interest rate of 0.78%; and 4) expected life of 0.5 years.

In the Company’s May 2012 financing transaction, the Company issued subordinated convertible debentures and warrants. The optional conversion feature of the subordinated convertible debentures is classified as a derivative liability within “Warrants and derivative liabilities” on the Company’s balance sheet. The warrants issued in conjunction with the Debentures and PIPE are also considered a liability. Due to the provisions included in the warrant agreements, the warrants do not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The warrants and derivative liability were periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations.

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

A Monte-Carlo simulation was used to value the derivative asset, liabilities and warrants upon issuance on May 10, 2012 using the following assumptions: 1) volatility of 80%; 2) risk-free interest rate of 1.035%; and 3) a closing stock price of $3.413. Based on the discussion of the Debentures in Note 11, the Debentures along with their derivative liability and asset, and related warrants were extinguished in the third quarter of 2013.

The initial valuation of Exchange warrants were valued as of August 7, 2013 using the following assumptions: 1) volatility of 111%; 2) risk-free interest rate of 1.46%; and 3) a closing stock price of $8.69.

In accordance with general accounting principles for fair value measurement, the remaining PIPE and Exchange warrants were revalued as of December 31, 2013 using the following assumptions: 1) volatility of 142.28%; 2) risk-free interest rate of 1.75%; and 3) a closing stock price of $3.62.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) asset and liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial asset and liabilities for the year ended December 31, 2013:

	Derivative Asset	Total Assets	Warrants issued December 29, 2008	Warrants issued May 2012	Warrants issued August 2013	Derivative Liability	Total Liabilities
Balance at beginning of period	$1,736	$1,736	$71,581	$2,347,902	$—	$548,865	$2,968,348
Issues	—	—	—		19,358,108		19,358,108
Settlements	—	—	—	(18,780,167)	(10,535,592)	(12,828,650)	(42,144,409)
Revaluation	(1,736)	(1,736)	(54,718)	18,348,018	(5,110,506)	12,279,785	25,462,579

Balance at end of period	$—	$—	$16,863	$1,915,753	$3,712,010	$—	$5,644,626

The Company currently does not have derivative instruments to manage its exposure to currency fluctuations or other business risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value.

13. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Deferred:
Federal	$(93,078,760)	$4,586,506	$11,367,771
State and local	(6,128,198)	493,946	1,437,062

	(99,206,958)	5,080,452	12,804,833
Valuation allowance	99,206,958	(5,080,452)	(12,804,833)

	$—	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2013	2012	2011
U.S. statutory income tax rate	34.0%	34%	34%
State and local taxes, net of federal tax benefit	(8.9)%	5.2%	4.5%
Permanent differences between book and tax and other	(169.4)%	14.4%	1.5%
Valuation allowance	144.3%	(53.6)%	(40)%

Effective income tax rate	—%	—%	—%

Included in permanent differences between book and tax and other in the above table are the impacts of the Section 382 limitation (discussed below) and the non-deductible mark-to-market activity associated with convertible debt and warrants as well as permanent differences such as nondeductible meals and entertainment.

The components of the deferred tax asset are as follows:

	December 31,
	2013	2012
Current accruals	$1,998,086	$1,753,064
Depreciation and amortization	2,566,979	2,676,884
Deferred compensation	5,421,688	5,332,415
Net operating loss carryovers	28,045,831	127,477,179

Deferred tax assets	38,032,584	137,239,542
Valuation allowance	(38,032,584)	(137,239,542)

Net deferred tax assets	$—	$—

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the “Code”, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Following significant ownership changes during 2013, the Company initiated a review of the availability of its U.S. net operating loss carryforwards. As a result of this review, it was determined that a large portion of the Company’s net operating loss carryovers would expire unused due to the limitation under IRC Section 382. The Company reduced the net operating loss carryover and corresponding valuation allowance as a result of these limitations as reflected in the net operating loss carryovers in the table above. The remaining net operating loss carryforwards following the ownership change have been assigned a full valuation allowance against all deferred tax assets.

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

Based on the results of the review, discussed above, as of December 31, 2013, we had federal net operating loss carryforwards of approximately $75.8 million. The federal net operating loss carryforwards will expire between 2018 and 2033. As of December 31, 2013, we had state net operating loss carryforwards of approximately $2.3 million which will expire at various dates between 2014 and 2033 if not utilized.

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

The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2013 accrued interest and penalties were not material.

At December 31, 2013 and 2012, the Company had approximately $0.2 million in reserves for uncertain tax positions.

14. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	2013	2012	2011
Numerator:
Numerator for basic EPS	$(68,757,589)	$(9,238,427)	$(32,031,175)
Effect of dilutive securities

Numerator for diluted EPS	$(68,757,589)	$(9,238,427)	$(32,031,175)

Denominator:
Denominator for basic EPS—weighted average shares	11,554,566	6,944,928	5,482,627
Effect of dilutive securities

Denominator for diluted EPS	11,554,566	6,944,928	5,482,627

Basic EPS	$(5.95)	$(1.33)	$(5.84)
Diluted EPS	$(5.95)	$(1.33)	$(5.84)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2013	2012	2011
Shares outstanding
Restricted shares	6,600	68,543	52,659
Shares issuable upon vesting/exercise of:
Options to purchase common stock	188,947	373,899	562,733
Restricted stock units	588,759	529,312	98,820
Warrants	3,021,302	6,099,476	1,038,161

	3,805,608	7,071,230	1,752,373

15. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan. Through September 30, 2011, the Company matched employee contributions dollar for dollar up to 3% of the employee’s salary during the employee’s period of participation. Such employer contributions are discretionary under the 401(k) plan. As of October 1, 2011, the Company suspended all matching contributions indefinitely. The Company had no expenses related to the employee contribution matching program for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, the Company expensed $8,595, and $395,633, respectively, related to the plan.

16. Product Warranty Provisions

The Company’s standard policy is to warrant all Niobe, Odyssey and Vdrive systems against defects in material or workmanship for one year following installation. The Company’s estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. A regular review of warranty obligations is performed to determine the adequacy of the reserve and adjustments are made to the estimated warranty liability as appropriate.

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	December 31, 2013	December 31, 2012
Warranty accrual, beginning of the fiscal period	$653,473	$691,832
Warranty expense incurred	84,562	650,367
Payments made	(236,823)	(688,726)

Warranty accrual, end of the fiscal period	$501,212	$653,473

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

	Year Ended December 31,
	2013	2012	2011
United States	$24,063,932	$27,034,200	$23,947,048
International	13,967,149	19,528,234	18,040,384

Total	$38,031,081	$46,562,434	$41,987,432

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

19. Quarterly Data (Unaudited)

The following tabulations reflect the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012:

	Net Sales	Gross Profit	Net Income (Loss)	Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share
2013
First quarter	$8,408,204	$6,215,559	$(4,920,147)	$(0.61)	$(0.61)
Second quarter	9,733,407	7,261,519	(3,006,792)	(0.37)	(0.37)
Third quarter	10,821,444	7,321,820	(56,868,442)	(4.49)	(4.49)
Fourth quarter	9,068,026	6,230,882	(3,962,208)	(0.23)	(0.23)
2012
First quarter	$12,283,228	$8,521,397	$(5,812,912)	$(1.06)	$(1.06)
Second quarter	10,512,898	7,252,820	2,806,427	0.42	0.32
Third quarter	11,561,399	8,074,578	(1,915,281)	(0.25)	(0.25)
Fourth quarter	12,204,909	7,932,584	(4,316,661)	(0.55)	(0.55)

20. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2013, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2013.

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

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2014, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Information About the Board of Directors” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information about our audit committee members and audit committee financial expert is incorporated by reference to the information set forth in the section titled “Board Meetings and Committees” in our Proxy Statement.

Our Board of Directors adopted a Code of Business Conduct and Ethics for all our directors, officers and employees effective August 1, 2004 as amended from time to time. Stockholders may request a free copy of our Code of Business Conduct and Ethics from our Chief Financial Officer as follows:

Stereotaxis,	Inc.
Attn:	Martin C. Stammer
4320 Forest	Park Avenue, Suite 100
St.	Louis, MO 63108
314-678-6100

To the extent required by law or the rules of the NASDAQ Capital Market, any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website (www.stereotaxis.com) in accordance with SEC rules.

The following is information with respect to our executive officers:

William C. Mills III

Chief Executive Officer since April 2013, Chairman of the Board since May 2012

Director since June 2000

Mr. Mills, 58, has served as our Chief Executive Officer since April 2013 and as the Chairman of our Board of Directors since May 2012. From 2004 until 2009, Mr. Mills was a managing member of a management company conceived by EGS Healthcare Capital Partners to manage EGS Private Healthcare Partnership III. Earlier, Mr. Mills was a Partner in the Boston office of Advent International, a private equity and venture capital firm, for five years. At Advent, he was co-responsible for healthcare venture capital investments and focused on investments in the medical technology and biopharmaceutical sectors. Before joining Advent, Mr. Mills spent more than 11 years with the Venture Capital Fund of New England where he was a General Partner. Prior to that, he spent seven years at PaineWebber Ventures/Ampersand Ventures as Managing General Partner. He currently serves as Chairman of the Board of Managers of Ascension Ventures III, L.P., a strategic healthcare venture fund focused on the medical device, healthcare information technology, and service sectors, and he is a member of the board of directors of Interleukin Genetics, Inc., a publicly traded company that develops and markets genetic tests. Mr. Mills received an S.M. in Chemistry from the Massachusetts Institute of Technology, an M.S. in Management from the Massachusetts Institute of Technology Sloan School of Management, and an A.B. cum laude in Chemistry from Princeton University.

Frank J. Cheng

Senior Vice President, Marketing and Business Development

Officer since April 2010

Mr. Cheng, 46, joined Stereotaxis in April 2010 as Senior Vice President, Marketing and Business Development. He has over 18 years of experience in the medical technology industry leading marketing, business development, and P&L general management. Prior to joining Stereotaxis, Mr. Cheng was President and Chief Executive Officer of Perfinity Biosciences, Inc. (previously Quadraspec, Inc.), from 2009 to 2010. He served as a director of Perfinity Biosciences, Inc. from 2009 to 2011. From 2005 to 2009, Mr. Cheng was President and Chief Executive Officer of OBS Medical. For four years prior to that, he was Vice President of Business Development for Roche Diagnostics. Earlier in his career, Mr. Cheng held marketing and strategic planning positions at GE Medical Systems for three years and Hillenbrand Industries (including its subsidiary, Hill-Rom Company) for four years. Mr. Cheng has an MBA from Vanderbilt University and a BBA from Wuhan University.

Karen W. Duros

Senior Vice President, General Counsel and Secretary

Officer since October 2010

Ms. Duros, 59, joined Stereotaxis in 2010. She has over 25 years of business and corporate legal experience in large and small companies. Prior to joining Stereotaxis, she was Senior Counsel for Monsanto Company from 2005 to 2010. From 1998 to 2005, Ms. Duros held several legal positions of increasing responsibility with Great Lakes Chemical Corporation, including Vice President and Secretary from 2004 to 2005, and General Counsel of Great Lakes’ Industrial Products division from 1999 to 2005. Previously, she was Vice President, General Counsel and Secretary of Tastemaker, a joint venture of Mallinckrodt, Inc. and Hercules, Inc., and prior to that, she held several legal positions with Mallinckrodt, Inc. Ms. Duros began her legal career with the St. Louis law firm, Thompson & Mitchell. She earned a law degree from Washington University School of Law and a B.A., Political Science, from Benedictine College.

David A. Giffin

Vice President, Human Resources

Officer since May 2010

Mr. Giffin, 65, joined Stereotaxis in January 2007. He was named an officer in 2010. Mr. Giffin has over 35 years of human resources experience. Prior to joining Stereotaxis, from 2001 to 2006, Mr. Giffin was Vice President, Human Resources and Social Enterprise at Provident, Inc., a St. Louis based social service agency. Prior to that position, he was Vice President, Human Resources at Huttig Building Products from 1991 to 2001. He also has held positions as Vice President, Human Resources at St. Johns Medical Center in St. Louis; and Principle Consultant at The Bannon Consulting Group. He spent the early years of his career with Monsanto Company where he held a variety of human resources positions with increasing responsibility. Mr. Giffin earned his M.B.A. and a B.S. in Psychology from Purdue University.

Martin C. Stammer

Chief Financial Officer

Officer since February 2013

Mr. Stammer, 33, was appointed as the Chief Financial Officer in February 2013. He previously served as Vice President, Controller since August 2012 and as Corporate Controller from July 2011 to August 2012. He joined the Company as Senior Manager, Financial Reporting in October 2009. Prior to joining the Company, from 2003 to 2009, Mr. Stammer was employed in various roles and capacities at Deloitte & Touche LLP, including most recently as Audit Manager. Mr. Stammer received his M.S. and B.S. in Accountancy from the University of Illinois and is a Certified Public Accountant.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement. The information required by this item regarding securities authorized for issuance under equity plans is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Party Transactions” in our Proxy Statement. The information required by this item regarding director independence is incorporated by reference to the information set forth in the section titled “Corporate Governance Information” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our Proxy Statement.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K

(1)	Financial Statements—See Index to the Financial Statements at Item 8 of this Report on Form 10-K.

(2)	The following financial statement schedule of Stereotaxis, Inc. is filed as part of this Report and should be read in conjunction with the financial statements of Stereotaxis, Inc.:

—	Schedule II: Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits

See Exhibit Index appearing on page 93 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 27, 2014	By:	/s/ WILLIAM C. MILLS III
William C. Mills III Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William C. Mills III and Martin C. Stammer, and each of them, his true and lawful attorneys-in-fact and agents, with full Power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full Power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. MILLS III William C. Mills III	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 27, 2014

/s/ MARTIN C. STAMMER Martin C. Stammer	Chief Financial Officer (principal financial officer and principal accounting officer)	March 27, 2014

/s/ DAVID W. BENFER David W. Benfer	Director	March 27, 2014

/s/ JOSEPH D. KEEGAN Joseph D. Keegan	Director	March 27, 2014

/s/ FRED A. MIDDLETON Fred A. Middleton	Director	March 27, 2014

/s/ ROBERT J. MESSEY Robert J. Messey	Director	March 27, 2014

/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky	Director	March 27, 2014

/s/ EUAN S. THOMSON Euan S. Thomson	Director	March 27, 2014

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at the End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2013	$640,183	$65,781	$(322,887)	$383,077
Year ended December 31, 2012	$667,529	$763	$(28,109)	$640,183
Year ended December 31, 2011	$367,536	$691,459	$(391,466)	$667,529

Allowance for inventories valuation:
Year ended December 31, 2013	$72,639	$179,803	$(172,229)	$80,213
Year ended December 31, 2012	$151,157	$122,783	$(201,301)	$72,639
Year ended December 31, 2011	$539,518	$156,852	$(545,213)	$151,157

EXHIBIT INDEX

Number	Description

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Form of PIPE Warrant issued pursuant to that certain Stock and Warrant Purchase Agreement dated May 7, 2012, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.3	Form of Subordinated Convertible Debenture issued pursuant to that certain Securities Purchase Agreement dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.4	Form of Convertible Debt Warrant issued pursuant to that certain Securities Purchase Agreement dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.5a	Form of Warrant issued pursuant to that certain Note and Warrant Purchase Agreement effective February 7, 2008, between the Registrant and certain investors named therein (included in Exhibit 10.21a, which is incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File 000-50884) for the fiscal year ending December 31, 2007).

4.5b	Form of Warrant issued pursuant to that certain First Amendment to Note and Warrant Purchase Agreement effective December 29, 2008, between the Registrant and the investors named therein (included in Exhibit 10.21b, which is incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008).

4.5c	Form of Warrant issued pursuant to that certain Second Amendment to Note and Warrant Purchase Agreement effective October 9, 2009, between the Registrant and certain investors named therein (included in Exhibit 10.21c, which is incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009).

4.5d	Form of Warrant issued pursuant to that certain Third Amendment to Note and Warrant Purchase Agreement effective November 10, 2010, between the Registrant and certain investors named therein (included in Exhibit 10.21d).

4.5e	Form of Warrant Issued Pursuant to that Certain Fourth Amendment to Note and Warrant Purchase Agreement dated March 30, 2012, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2012.

4.5f	Form of Warrant issued pursuant to that certain Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Company and certain investors named therein (included in Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.).

Number	Description

4.5g	Form of Warrant issued pursuant to that certain Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Company and certain investors named therein (included in Exhibit10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.).

4.5h	Amendment to Warrants of Stereotaxis, Inc., dated May 10, 2012, by and between the Company and the Warrant Holders, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

4.5i	Form of Warrant issued pursuant to that certain Seventh Amendment to Note and Warrant Purchase Agreement dated March 29, 2013, between the Company and certain investors named therein (filed herewith).

4.5j	Form of Warrant issued pursuant to that certain Eighth Amendment to Note and Warrant Purchase Agreement dated June 28, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed for the fiscal quarter ended June 30, 2013.

4.5k	Form of Warrant issued to certain investors in connection with extensions of loan guarantees by such investors (filed herewith).

4.6	Form of Series A Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.7	Form of Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.8

Warrant to Purchase Stock pursuant to that certain Loan and Security Agreement, dated

December 17, 2010, between Silicon Valley Bank and the Company incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010).

4.9	Form of Warrant issued pursuant to that certain Exchange Agreement, dated August 7, 2013, incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

10.1a#	Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.1b#	Form of Restricted Share Unit Terms of Award under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.1c#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1d#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013, incorporated by reference to Exhibit 10.1d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.2a#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.2b#	Form of Performance Share Agreement under the 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2008.

10.2c#	Form of Restricted Share Unit Terms of Award, October 10, 2012, under 2002 Stock Incentive Plan incorporated by reference to Exhibit 10.2g of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

Number	Description

10.2d#	Form of Restricted Performance Share Terms and Conditions Under Stereotaxis, Inc. 2002 Stock Incentive Plan, February 14, 2012, incorporated by reference to Exhibit 10.2h of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.3#	2009 Employee Stock Purchase Plan, as adopted June 10, 2009, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.4#	Form of Retention Agreement dated April 23, 2013 between the Company and certain executive officers, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 26, 2013.

10.5a#	Employment Agreement dated April 17, 2002, between Michael P. Kaminski and the Registrant, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.8.

10.5b#	First Amendment to Employment Agreement dated as of May 29, 2008, by and between the Registrant and Michael P. Kaminski, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed June 3, 2008.

10.5c#	Corrected Second Amendment to Employment Agreement dated August 6, 2009, by and between Michael P. Kaminski and the Registrant, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.5d#	Amendment to Executive Employment Agreement dated October 1, 2011 by and between the Company and Michael P. Kaminski incorporated by reference to Exhibit 10.5d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.6#	Form of Amended and Restated Executive Employment Agreement, 2013, between certain executive officers and the Company, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.7a#	Form of Executive Employment Agreement between certain executive officers and the Registrant incorporated by reference to Exhibit 10.7a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.7b#	Form of Amendment to Executive Employment Agreement between certain executive officers and the Company incorporated by reference to Exhibit 10.7b of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.8#	Summary of management bonus plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.9#	Description of compensation of named executive officers (filed herewith).

10.10#	Description of compensation arrangements with outside Directors (filed herewith).

10.11	Consulting Agreement dated April 12, 2013 by and between the Company and Michael Kaminski, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K/A (File No. 000-50884) filed on April 17, 2013.

10.12a†	Collaboration Agreement dated June 8, 2001, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.12b†	Extended Collaboration Agreement dated May 27, 2003, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

Number	Description

10.12c†	Amendment to Collaboration Agreement dated May 5, 2006, between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.13a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.13b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.13c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.13d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.13e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.13f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.13g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

10.13h†	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010, incorporated by reference to Exhibit 10.13h of the Registrant’s Form 10-K (File No. 000-50884) filed for the fiscal year ended December 31, 2010).

10.13i	Seventh Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc., effective December 5, 2011, incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.14	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.15†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.16†	Japanese Market Development Agreement dated May 18, 2004, between the Registrant, Siemens Aktiengesellschaft and Siemens Asahi Medical Technologies Ltd., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.32.

10.17a†	Office Lease dated November 15, 2004, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

Number	Description

10.17b	Amendment to Office Lease dated November 30, 2007, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.17c	Second Amendment to Office Lease dated May 1, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC (filed herewith).

10.17d	Third Amendment to Office Lease dated August 14, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC (filed herewith).

10.18a	Securities Purchase Agreement, dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.18b	Form of Convertible Debt Registration Rights Agreement incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.18c	Form of Subordination Agreement incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.18d	Form of Amendment and Exchange Agreement between Company and each of the holders of its convertible debentures participating in the exchange, incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

10.19a	Second Amended and Restated Loan and Security Agreement, effective November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.19b	Waiver Agreement between the Company, Stereotaxis International, Inc. and Silicon Valley Bank dated February 29, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on March 5, 2012.

10.19c	First Loan Modification Agreement (Domestic), between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.19d	Second Amendment to the Amended and Restated Loan and Security Agreement (Domestic) dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.19e	Third Amendment to Amended and Restated Loan and Security Agreement (Domestic), dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.75 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.19f	Fourth Loan Modification Agreement (Domestic), dated December 28, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.19g	Fifth Loan Modification Agreement (Domestic) dated March 29, 2013 between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.19h	Sixth Loan Modification and Waiver Agreement (Domestic), dated June 28, 2013, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

Number	Description

10.19i	Seventh Loan Modification and Waiver Agreement (Domestic), dated July 31, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

10.19j	Eighth Loan Modification Agreement (Domestic), dated August 30, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

10.20a	Amended and Restated Export-Import Bank Loan and Security Agreement effective November 30, 2011, among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.120e of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.20b	Export-Import Bank First Loan Modification Agreement, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.20c	Export-Import Bank Second Loan Modification and Waiver Agreement, dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.20d	Export-Import Bank Third Loan Modification and Waiver Agreement, dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.76 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.20e	Export-Import Bank Fourth Loan Modification Agreement, dated March 29, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.20f	Export-Import Bank Fifth Loan Modification Agreement, dated June 28, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.20g	Export-Import Bank Sixth Loan Modification Agreement, dated July 31, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

10.20h	Export-Import Bank Seventh Loan Modification Agreement, dated August 30, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

10.21a	Note and Warrant Purchase Agreement, effective February 7, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.21b	First Amendment to Note and Warrant Purchase Agreement, effective December 29, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008.

Number	Description

10.21c	Second Amendment to Note and Warrant Purchase Agreement, effective October 9, 2009, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.21d	Third Amendment to Note and Warrant Purchase Agreement, effective November 10, 2010, between the Registrant and the investors named therein incorporated by reference to Exhibit 10.21d of the Registrant’s Form 10-K (File No. 000-50884) filed for the fiscal year ended December 31, 2010.

10.21e	Fourth Amendment to the Note and Warrant Purchase Agreement between the Registrant and the investors named therein, dated March 30, 2012, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.21f	Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.21g	Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.21h	Seventh Amendment to Note and Warrant Purchase Agreement, dated March 29, 2013, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.21i	Eighth Amendment to Note and Warrant Purchase Agreement, dated June 28, 2013, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.22a	Loan Agreement dated as of November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Healthcare Royalty Partners II, L.P. f/k/a Cowen Healthcare Royalty Partners II LLC incorporated by reference to Exhibit 10.22a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.22b	Intercreditor Agreement dated as of December 5, 2011, by and among the Company, Stereotaxis International, Inc., Healthcare Royalty Partners II, L.P. f/k/a Cowen Healthcare Royalty Partners II LLC and Silicon Valley Bank incorporated by reference to Exhibit 10.22a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.23a	Stock and Warrant Purchase Agreement, effective May 7, 2012, between the Company, and certain purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.23b	Form of PIPE Registration Rights Agreement incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.23c	Form of Voting Agreement incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

Number	Description

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.