Form 10-K/A
period 2013-12-31
Stereotaxis, Inc.
filed 2014-05-02
CIK 1289340

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

Stereotaxis, Inc. (“we” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2014, solely to include as an exhibit the consent of the Company’s independent registered public accounting firm, Ernst & Young LLP (which the Company had obtained as of the date of the Original Form 10-K Filing but was inadvertently not filed as an exhibit thereto), and new certifications by our principal executive officer and principal financial officer as required by Item 15 of Part IV.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments referred to above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: May 2, 2014	By:	/s/ WILLIAM C. MILLS III
William C. Mills III Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. MILLS III William C. Mills III	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	May 2, 2014

/s/ MARTIN C. STAMMER Martin C. Stammer	Chief Financial Officer (principal financial officer and principal accounting officer)	May 2, 2014

* David W. Benfer	Director	May 2, 2014

* Joseph D. Keegan	Director	May 2, 2014

* Fred A. Middleton	Director	May 2, 2014

* Robert J. Messey	Director	May 2, 2014

* Eric N. Prystowsky	Director	May 2, 2014

* Euan S. Thomson	Director	May 2, 2014

*By:	/S/ WILLIAM C. MILLS III
William C. Mills III Attorney-in-fact

EXHIBIT INDEX

Number	Description

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).