Form 10-Q
period 2014-03-31
Stereotaxis, Inc.
filed 2014-05-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of the registrant’s common stock on April 15, 2014 was 19,435,325.

STEREOTAXIS, INC.

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,301,844	$13,775,130
Accounts receivable, net of allowance of $377,452 and $383,077 in 2014 and 2013, respectively	8,347,212	7,558,152
Inventories	5,573,124	4,879,039
Prepaid expenses and other current assets	1,929,076	1,945,206

Total current assets	27,151,256	28,157,527
Property and equipment, net	1,047,926	1,184,589
Intangible assets, net	1,604,528	1,679,486
Long-term receivables	—	20,431
Other assets	34,425	34,363

Total assets	$29,838,135	$31,076,396

Liabilities and stockholders’ deficit
Current liabilities:
Short-term debt and current maturities of long-term debt	$—	$49,733
Accounts payable	3,155,036	3,512,339
Accrued liabilities	7,804,406	7,079,381
Deferred revenue	8,814,091	7,519,754
Warrants and debt conversion features	6,720,765	5,644,626

Total current liabilities	26,494,298	23,805,833
Long-term debt, less current maturities	18,492,619	18,481,478
Long-term deferred revenue	441,583	491,080
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2014 and 2013	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 19,407,340 and 19,311,390 shares issued at 2014 and 2013, respectively	19,407	19,311
Additional paid in capital	442,139,537	441,888,155
Treasury stock, 4,015 shares at 2014 and 2013	(205,999)	(205,999)
Accumulated deficit	(457,543,310)	(453,403,462)

Total stockholders’ deficit	(15,590,365)	(11,701,995)

Total liabilities and stockholders’ deficit	$29,838,135	$31,076,396

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Systems	$1,334,854	$2,228,077
Disposables, service and accessories	7,019,816	6,180,127

Total revenue	8,354,670	8,408,204
Cost of revenue:
Systems	559,428	1,191,352
Disposables, service and accessories	1,059,658	1,001,293

Total cost of revenue	1,619,086	2,192,645
Gross margin	6,735,584	6,215,559
Operating expenses:
Research and development	1,503,446	1,529,207
Sales and marketing	3,631,264	4,856,014
General and administrative	3,829,866	3,423,741

Total operating expenses	8,964,576	9,808,962

Operating loss	(2,228,992)	(3,593,403)
Other income (expense)	(1,076,139)	606,102
Interest income	2,233	1,412
Interest expense	(836,950)	(1,934,258)

Net loss	$(4,139,848)	$(4,920,147)

Net loss per common share:
Basic	$(0.21)	$(0.61)
Diluted	$(0.21)	$(0.61)

Weighted average shares used in computing net loss per common share:
Basic	19,403,325	8,015,226
Diluted	19,403,325	8,015,226

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(4,139,848)	$(4,920,147)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	136,663	263,170
Amortization of intangible assets	74,958	74,958
Amortization of deferred finance costs and debt discount	70,122	860,890
Share-based compensation	307,992	598,827
Gain on debt conversion	—	(2,095)
Adjustment of warrants and convertible debt features	1,076,139	(604,007)
Interest due from issuance of stock	—	204,547
Changes in operating assets and liabilities:
Accounts receivable	(789,933)	1,709,291
Other receivables	21,305	54,064
Inventories	(694,085)	(389,646)
Prepaid expenses and other current assets	(53,993)	(179,277)
Other assets	(62)	(1,170)
Accounts payable	(357,303)	1,181,230
Accrued liabilities	725,025	(323,555)
Deferred revenue	1,244,840	323,115

Net cash used in operating activities	(2,378,180)	(1,149,805)
Cash flows from investing activities
Purchase of equipment	—	—

Net cash used in investing activities	—	—
Cash flows from financing activities
Payments of term loan	—	(1,000,000)
Proceeds from revolving line of credit	—	11,235,938
Payments of revolving line of credit	—	(9,694,979)
Proceeds from Healthcare Royalty Partners debt	—	2,500,000
Payments of Healthcare Royalty Partners debt	(38,592)	(108,742)
Payments for issuance of stock and warrants	(56,514)	—

Net cash provided (used) by financing activities	(95,106)	2,932,217

Net increase (decrease) in cash and cash equivalents	(2,473,286)	1,782,412

Cash and cash equivalents at beginning of period	13,775,130	7,777,718

Cash and cash equivalents at end of period	$11,301,844	$9,560,130

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

In this report, “Stereotaxis,” the “Company,” “Registrant,” “we,” “us,” and “our” refer to Stereotaxis, Inc. and its wholly-owned subsidiaries. Epoch™, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive™, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, QuikCAS™, Cardiodrive®, PowerAssert ™, Titan® and Pegasus™ are trademarks of Stereotaxis, Inc. All other trademarks that may appear in this report are the property of their respective owners.

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere. The V-Sono ICE catheter manipulator has received U.S. clearance, and a 510(k) Premarket Notification has been submitted with the U.S. Food and Drug Administration for the V-Loop circular catheter manipulator.

Since our inception, we have generated significant losses. As of March 31, 2014 we had incurred cumulative net losses of approximately $457.5 million. In May 2011, the Company introduced the Niobe ES system and as of March 31, 2014, the Company had an installed base of 108 Niobe ES systems and has received positive feedback from the physicians at these sites. Between 2011 and 2013, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. We expect to incur additional losses throughout the remainder of 2014 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and marketing initiatives. During 2014, we expect operating expenses to be generally consistent with 2013 with additional investment in certain targeted areas.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (SEC) on March 27, 2014.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of March 31, 2014 and December 31, 2013.

Cash equivalents, accounts receivable, and accounts payable have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

Long and short-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value. See Note 9 for disclosure of the fair value of debt.

Revenue and Costs of Revenue

The Company accounts for revenue using Accounting Standards Codification Topic 605-25, Multiple-Element Arrangements (“ASC 605-25”).

ASC 605-25 permits management to estimate the selling price of undelivered components of a bundled sale for which it is unable to establish vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”). This requires management to record revenue for certain elements of a transaction even though it might not have delivered other elements of the transaction, for which it was unable to meet the requirements for establishing VSOE or TPE. The Company believes that the guidance significantly improves the reporting of these types of transactions to more closely reflect the underlying economic circumstances. This guidance also prohibits the use of the residual method for allocating revenue to the various elements of a transaction and requires that the revenue be allocated proportionally based on the relative estimated selling prices.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended March 31,
	2014	2013
Numerator:
Numerator for basic EPS	$(4,139,848)	$(4,920,147)
Effect of dilutive securities:
Subordinated convertible debentures	—	—

Numerator for diluted EPS	$(4,139,848)	$(4,920,147)

Denominator:
Denominator for basic EPS—weighted average shares	19,403,325	8,015,226
Effect of dilutive securities:
Subordinated convertible debentures	—	—

Denominator for diluted EPS	19,403,325	8,015,226

Basic EPS	$(0.21)	$(0.61)
Diluted EPS	$(0.21)	$(0.61)

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

As of March 31, 2014, the Company had 516,248 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $19.57 per share and 2,863,074 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $13.25 per share. The Company had a weighted average of 89 unearned restricted shares outstanding for the period ended March 31, 2014.

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

3. Inventory

Inventory consists of the following:

	March 31, 2014	December 31, 2013
Raw materials	$2,997,410	$3,141,111
Work in process	190,296	364,779
Finished goods	2,424,541	1,453,362
Reserve for obsolescence	(39,123)	(80,213)

Total inventory	$5,573,124	$4,879,039

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2014	December 31, 2013
Prepaid expenses	$689,724	$591,305
Deferred cost of revenue	86,267	72,699
Deferred financing costs	552,826	622,949
Deposits	600,259	658,253

Total prepaid expenses and other current assets	$1,929,076	$1,945,206

Deferred cost of revenue represents the cost of systems for which title has transferred from the Company but for which revenue has not been recognized.

5. Property and Equipment

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013
Equipment	$8,143,000	$8,143,000
Equipment held for lease	303,412	303,412
Leasehold improvements	2,328,381	2,328,381

	10,774,793	10,774,793
Less: Accumulated depreciation	(9,726,867)	(9,590,204)

Net property and equipment	$1,047,926	$1,184,589

6. Intangible Assets

As of March 31, 2014, the Company had total intangible assets, including those described above, of $3,665,000. Accumulated amortization at March 31, 2014, was $2,060,472.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
Accrued salaries, bonus, and benefits	$3,811,420	$3,565,385
Accrued rent	1,490,004	1,499,942
Accrued warranties	449,718	501,212
Accrued interest	496,405	498,058
Accrued taxes	293,267	360,475
Other	1,263,592	654,309

Total accrued liabilities	$7,804,406	$7,079,381

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of March 31, 2014, the remaining accrued costs associated with the termination were $473,114.

8. Deferred Revenue

Deferred revenue consists of the following:

	March 31,	December 31,
	2014	2013
Product shipped, revenue deferred	$1,265,537	$1,368,007
Customer deposits	1,101,638	421,544
Deferred service and license fees	6,888,499	6,221,283

	9,255,674	8,010,834
Less: Long-term deferred revenue	(441,583)	(491,080)

Total current deferred revenue	$8,814,091	$7,519,754

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	March 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Healthcare Royalty Partners debt	18,492,619	18,492,619	18,531,211	18,531,211

Total debt	18,492,619	18,492,619	18,531,211	18,531,211
Less current maturities	—	—	(49,733)	(49,733)

Total long term debt	$18,492,619	$18,492,619	$18,481,478	$18,481,478

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of March 31, 2014 and December 31, 2013. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3).

Revolving line of credit

On March 29, 2013, the Company amended its agreement with its primary lender, Silicon Valley Bank, to extend the maturity date of the $13 million working capital line of credit from March 31, 2013 to June 30, 2013. The Company also received from stockholders, who at the time were affiliates of two current and former members of our board of directors (the “Lenders”) and were considered to be related parties, an extension of their commitment to provide $3 million in loan guarantees until June 30, 2013. As a result of this extension, the Company issued the Lenders warrants to purchase 113,636 shares of common stock at $1.98 per share. Under the facility the Company was required to maintain a minimum “tangible net worth” and liquidity ratio as defined in the agreement. Interest on the facility accrued at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts.

On June 28, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from June 30, 2013 to July 31, 2013, and decreased the amount of available advances from $13 million to $6 million. In addition, the primary lender waived the testing of the tangible net worth and liquidity ratio financial covenants under the Amended Loan Agreement for the period ended June 30, 2013. The Company and the Lenders also agreed to extend until July 31, 2013 the $3 million guarantee. As a result of this extension, the Company issued the Lenders warrants to purchase 48,387 shares of common stock at $1.55 per share.

On July 31, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from July 31, 2013 to August 31, 2013. In addition, the primary lender waived the testing of the liquidity ratio financial covenant under the Amended Loan Agreement for the period ended July 31, 2013. The Company and the Lenders also agreed to extend until August 31, 2013 the $3 million guarantee. As a result of this extension, the Company issued the Lenders warrants to purchase 14,313 shares of common stock at $5.24 per share.

On August 30, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from August 31, 2013 to March 31, 2014. In addition, the Company and the primary lender agreed to a reduction in the revolving credit line from $6.0 million to $3.0 million, the elimination of the $3.0 million sublimit guaranteed by the Lenders, and release of the guarantees by the Lenders in favor of the primary lender. The amendment eliminated the prepayment premium for the prepayment of the term loan and modified the financial covenants to (a) eliminate the minimum tangible net worth covenant, (b) substitute in lieu thereof an EBITDA test, requiring the Company to maintain a minimum EBITDA of no less than (no worse than) (i) negative $4.0 million for the trailing three-month period ending September 30, 2013 and (ii) negative $3.0 million for the trailing three-month period ending December 31, 2013, in each case tested quarterly on a trailing three month basis, and (c) revise the liquidity ratio covenant to require the Company to maintain a liquidity ratio of greater than 2:1, excluding certain short term advances from the calculation.

On March 28, 2014, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2014 to March 31, 2015. In addition, the Company and the primary lender agreed to an increase in the revolving credit line from $3.0 million to $10.0 million and modified the financial covenants to (a) eliminate the EBITDA test, (b) substitute in lieu thereof a minimum tangible net worth test, requiring the Company to maintain a minimum tangible net worth of not less than (no worse than) negative $21 million, with such minimum requirement subject to increase under certain circumstances as described in the agreement, and (c) revise the liquidity ratio covenant to require the Company to maintain a liquidity ratio of greater than 1.75:1.00, excluding certain short term advances from the calculation.

As of March 31, 2014, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of March 31, 2014 the Company had a borrowing capacity of $6.2 million based on the Company’s collateralized assets. As such, the Company had ability to borrow $6.2 million under the revolving line of credit at March 31, 2014.

Term note

Under the 2010 amendment to the loan agreement, the Company entered into a $10 million term loan maturing on December 31, 2013, with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrued at the rate of the primary lender’s prime plus 3.5% until September 2011, at which point it was adjusted to the lender’s prime plus 5.5%. Under this agreement, the Company provided its primary lender with warrants to purchase 11,111 shares of common stock. The warrants are exercisable at $36.00 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black-Scholes method, was deferred and amortized to interest expense ratably over the life of the term loan. The term note was paid in full in September 2013.

Healthcare Royalty Partners Debt

In November 2011, the Company entered into a loan agreement with Healthcare Royalty Partners. Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the three months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the twelve months ended December 31, 2012. The loan will be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Healthcare Royalty Partners will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, the royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The Agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender under the Amended Loan Agreement described above.

Subordinated Convertible Debentures

In May 2012, the Company entered into a securities purchase agreement with certain institutional investors whereby the Company agreed to sell an aggregate of approximately $8.5 million in aggregate principal amount of unsecured, subordinated, convertible debentures (the “Debentures”), which became convertible into shares of the Company’s common stock at a conversion price of $3.361 per share (or approximately 2.5 million shares in the aggregate), on July 10, 2012, the date that the Company received shareholder approval for the transaction. The purchasers of the Debentures also received six-year warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s common stock at an exercise price of $3.361 per share (“Convert Warrants”). The Debentures bore interest at 8% per year and were to mature on May 7, 2014. In addition, the Company had the ability to issue shares of its common stock in lieu of cash interest payments under certain circumstances, and following the registration of the shares for resale, the Company issued shares in lieu of cash interest payments.

The Company recorded the Debentures on the balance sheet net of the debt discount. The debt discount of $7.6 million is due to warrants issued in conjunction with the Debentures and the debt conversion features. Upon issuance of the Debentures, the fair value of the warrants and derivative liability were $4.1 million and $3.5 million, respectively. The debt discount was amortized over the life of the loan using the effective interest method and the warrants and derivative liability were recorded at fair value on each reporting period. Refer to Note 11 for additional discussion of the fair value of the warrants.

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

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of March 31, 2014.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In August 2012, the Board of Directors adopted a stock incentive plan (the 2012 Stock Incentive Plan) which was subsequently approved by the Company’s stockholders. This plan replaces the 2002 Stock Incentive Plan which expired on March 25, 2012. At March 31, 2014, the Board of Directors had 368,925 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2014, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $2.1 million, net of estimated forfeitures of approximately $2.0 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three month period ended March 31, 2014 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2013	188,947	$1.69 - $116.40	$48.38
Granted	336,850	$ 4.04 - $5.19	$4.04
Exercised	—	—	—
Forfeited	(9,549)	$ 1.69 - $67.70	$41.82

Outstanding, March 31, 2014	516,248	$1.69 - $116.40	$19.57

As of March 31, 2014, there were no restricted shares outstanding. A summary of the restricted share grant activity for the three month period ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2013	6,600	$35.20
Granted	—	—
Vested	(6,600)	$35.20
Forfeited	—	—

Outstanding, March 31, 2014	—	$0.00

A summary of the restricted stock unit activity for the three month period ended March 31, 2014 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2013	588,759	$2.05
Granted	328,400	$4.05
Vested	(95,950)	$2.49
Forfeited	(712)	$1.71

Outstanding, March 31, 2014	820,497	$2.80

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2014:
Cash equivalents	$8,970,282	8,970,282	—	—

Total assets at fair value	$8,970,282	8,970,282	—	—

Liabilities at March 31, 2014:
Warrants issued December 29, 2008	$597	—	—	597
Warrants issued May 10, 2012	2,316,594	—	—	2,316,594
Warrants issued August 2013	4,403,574			4,403,574

Total liabilities at fair value:	$6,720,765	—	—	6,720,765

Assets at December 31, 2013:
Cash equivalents	$11,995,481	11,995,481	—	—

Total assets at fair value	$11,995,481	11,995,481	—	—

Liabilities at December 31, 2013:
Warrants issued December 29, 2008	$16,863	—	—	16,863
Warrants issued May 10, 2012	1,915,753	—	—	1,915,753
Warrants issued August 2013	3,712,010	—	—	3,712,010

Total liabilities at fair value:	$5,644,626	—	—	5,644,626

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $8,970,282 and $11,995,481 at March 31, 2014 and December 31, 2013, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the three month periods ended March 31, 2014 and March 31, 2013. There were no transfers in or out of Level 1 during the period ended March 31, 2014.

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

In accordance with general accounting principles for fair value measurement, the Company’s warrants in the amount of $597 were measured at fair value on a recurring basis as of March 31, 2014 and were valued using Level 3 valuation inputs. A Black-Scholes model was used to value the Company’s warrants at March 31, 2014 using the following assumptions: 1) dividend yield of 0%; 2) volatility of 88.68%; 3) risk-free interest rate of 0.9%; and 4) expected life of 0.25 of a year.

In the Company’s May 2012 financing transaction, the Company issued subordinated convertible debentures and warrants. The optional conversion feature of the subordinated convertible debentures was classified as a derivative liability within “Warrants and derivative liabilities” on the Company’s balance sheet. The warrants issued in conjunction with the Debentures and PIPE are also considered a liability. Due to the provisions included in the warrant agreements, the warrants do not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The warrants and derivative liability are periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations.

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

Based on the discussion of the Debentures in Note 10, the Debentures along with their derivative liability and asset, and related warrants were extinguished in the third quarter of 2013.

The initial valuation of Exchange warrants were valued as of August 7, 2013 using the following assumptions: 1) volatility of 111%; 2) risk-free interest rate of 1.46%; and 3) a closing stock price of $8.69.

The remaining Exchange warrants were revalued as of March 31, 2014 using the following assumptions: 1) volatility of 146.43%; 2) risk-free interest rate of 1.73%; and 3) a closing stock price of $4.25.

The remaining PIPE warrants were revalued as of March 31, 2014 using the following assumptions: 1) volatility of 154.24%; 2) risk-free interest rate of 1.73%; and 3) a closing stock price of $4.25.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial asset and liabilities for the three month period ended March 31, 2014:

	Warrants issued December 29, 2008	Warrants issued May 2012	Warrants issued August 2013	Total Liabilities
Balance at beginning of period	$16,863	$1,915,753	$3,712,010	$5,644,626
Settlements	—	—	—	—
Revaluation	(16,266)	400,841	691,564	1,076,139

Balance at end of period	$597	$2,316,594	$4,403,574	$6,720,765

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	March 31, 2014	December 31, 2013
Warranty accrual, beginning of the fiscal period	$501,212	$653,473
Accrual adjustment for product warranty	(34,553)	84,562
Payments made	(16,941)	(236,823)

Warranty accrual, end of the fiscal period	$449,718	$501,212

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results are not necessarily indicative of results that may occur in future periods. As described in Note 10 to the financial statements, on July 10, 2012, the Company effected a one-for-ten Reverse Stock Split of the Company’s common stock. All information set forth in the following discussion and analysis gives effect to such Reverse Stock Split.

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., Europe, Canada and elsewhere. The V-Sono ICE catheter manipulator has received U.S. clearance, and a 510(k) Premarket Notification has been submitted with the U.S. Food and Drug Administration for the V-Loop circular catheter manipulator.

         Since our inception, we have generated significant losses. As of March 31, 2014 we had incurred cumulative net losses of approximately $457.5 million. In May 2011, the Company introduced the Niobe ES system and as of March 31, 2014, the Company had an installed base of 108 Niobe ES systems and has received positive feedback from the physicians at these sites. Between 2011 and 2013, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. We expect to incur additional losses throughout the remainder of 2014 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and marketing initiatives. During 2014, we expect operating expenses to be generally consistent with 2013 with additional investment in certain targeted areas.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue Recognition

The Company accounts for revenue using Accounting Standards Codification Topic 605-25, Multiple-Element Arrangements (“ASC 605-25”).

ASC 605-25 permits management to estimate the selling price of undelivered components of a bundled sale for which it is unable to establish vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”). This requires management to record revenue for certain elements of a transaction even though it might not have delivered other elements of the transaction, for which it was unable to meet the requirements for establishing VSOE or TPE. The Company believes that the guidance significantly improves the reporting of these types of transactions to more closely reflect the underlying economic circumstances. This guidance also prohibits the use of the residual method for allocating revenue to the various elements of a transaction and requires that the revenue be allocated proportionally based on the relative estimated selling prices.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue. Revenue has remained relatively consistent with the three months ended March 31, 2013 at $8.4 million. Revenue from the sale of systems decreased from $2.2 million to $1.3 million, a decrease of approximately 40%, primarily due to lower Niobe and Odyssey system sales volumes. We recognized Niobe system revenue of $0.7 million, which included system installation revenue, one Niobe ES system upgrade and a customer deposit for a previously cancelled Niobe ES order. In addition, system revenue in the 2014 period included a total of $0.2 million for Odyssey and Odyssey Cinema systems and a total of $0.4 million for Vdrive systems. System revenue for the prior year period included one Niobe ES system, a total of $0.5 million for Niobe ES upgrades, a total of $0.7 million for Odyssey and Odyssey Cinema systems, and a total of $0.1 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories increased to $7.0 million for the three months ended March 31, 2014 from $6.2 million for the three months ended March 31, 2013, an increase of approximately 14%. The increase was attributable to higher disposable sales volume.

        Cost of Revenue. Cost of revenue decreased to $1.6 million for the three months ended March 31, 2014 from $2.2 million for the three month ended March 31, 2013. As a percentage of our total revenue, overall gross margin increased to 81% for the three months ended March 31, 2014 from 74% for the three months ended March 31, 2013 due to a shift in product mix from system revenue to higher margin disposable, service and accessory revenue. Cost of revenue for systems sold decreased from $1.2 million for the three months ended March 31, 2013 to $0.6 million for the three months ended March 31, 2014, a decrease of approximately 53%, due primarily to decreased Niobe and Odyssey system sales volumes. Gross margin for systems increased to 58% for the three months ended March 31, 2014 from 47% for the three months ended March 31, 2013. This increase was primarily due to a customer deposit for a previously cancelled Niobe ES order which included in system revenue for the current year period. Cost of revenue for disposables, service and accessories increased slightly from 1.0 million for the three months ended March 31, 2013 to $1.1 million for the three months ended March 31, 2014, primarily driven by higher disposable sales volume. Gross margin for disposables, service and accessories was 85% for the current quarter compared to 84% for the three months ended March 31, 2013.

Research and Development Expenses. Research and development expenses has remained relatively consistent with the three months ended March 31, 2013 at $1.5 million.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $4.9 million for the three months ended March 31, 2013 to $3.6 million for the three months ended March 31, 2014, a decrease of approximately 25%. This decrease was primarily due to reduced headcount and travel expenses as part of the Company’s continued efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses increased from $3.4 million for the three months ended March 31, 2013 to $3.8 million for the three months ended March 31, 2014, an increase of approximately 12%. This increase was primarily due to increased regulatory expenses.

Other Expense. Other expense represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other expense also includes the adjustment in fair value of the derivative asset and liability related to the conversion features embedded in the subordinated convertible debentures during periods in which the debentures were outstanding.

Interest Expense. Interest expense decreased to $0.8 million for the three months ended March 31, 2014 from $1.9 million for the three months ended March 31, 2013, due primarily to the extinguishment of the convertible debentures and pay off of the line of credit and term loan in 2013.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At March 31, 2014 we had $11.3 million of cash and equivalents. We had working capital of approximately $0.7 million and $4.4 million as of March 31, 2014 and December 31, 2013, respectively. The decrease in the working capital is due principally to the net losses incurred for the first three months of 2014.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash flow used in operating activities	$(2,378)	$(1,150)
Cash flow used in investing activities	—	—
Cash flow provided by financing activities	(95)	2,932

Net cash used in operating activities. We used approximately $2.4 million and $1.2 million of cash for operating activities during the three months ended March 31, 2014 and 2013, respectively. This increase was primarily driven by changes in working capital requirements, partially offset by a decrease in the net loss.

Net cash used in investing activities. There were no purchases of equipment for the three month period ended March 31, 2014 and March 31, 2013.

Net cash provided by financing activities. We used approximately $0.1 million of cash for the three month period ended March 31, 2014 compared to the $2.9 million generated for the three month period ended March 31, 2013. This decrease in cash generated was primarily driven reduced borrowings in the current year period.

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

Borrowing facilities

As of March 31, 2014, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank, as well as the Healthcare Royalty Partners debt discussed in the following sections.

The revolving line of credit is secured by substantially all of the Company’s assets. The Company is also required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

On March 29, 2013, the Company amended its agreement with its primary lender to extend the maturity date of the $13 million working capital line of credit from March 31, 2013 to June 30, 2013. The Company also received from stockholders, who at the time were affiliates of two current and former members of our board of directors (the “Lenders”) and were considered to be related parties, an extension of their commitment to provide $3 million in loan guarantees until June 30, 2013. As a result of this extension, the Company issued the Lenders warrants to purchase 113,636 shares of common stock at $1.98 per share. Under the facility the Company was required to maintain a minimum “tangible net worth” and liquidity ratio as defined in the agreement. Interest on the facility accrued at the rate of prime plus 0.5% subject to a floor of 6% for the amount under guarantee and prime plus 1.75% subject to a floor of 7% for the remaining amounts.

On June 28, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from June 30, 2013 to July 31, 2013, and decreased the amount of available advances from $13 million to $6 million. In addition, the primary lender waived the testing of the tangible net worth and liquidity ratio financial covenants under the Amended Loan Agreement for the period ended June 30, 2013. The Company and the Lenders also agreed to extend until July 31, 2013 the $3 million guarantee. As a result of this extension, the Company issued the Lenders warrants to purchase 48,387 shares of common stock at $1.55 per share.

On July 31, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from July 31, 2013 to August 31, 2013. In addition, the primary lender waived the testing of the liquidity ratio financial covenant under the Amended Loan Agreement for the period ended July 31, 2013. The Company and the Lenders also agreed to extend until August 31, 2013 the $3 million guarantee. As a result of this extension, the Company issued the Lenders warrants to purchase 14,313 shares of common stock at $5.24 per share.

On August 30, 2013, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from August 31, 2013 to March 31, 2014. In addition, the Company and the primary lender agreed to a reduction in the revolving credit line from $6.0 million to $3.0 million, the elimination of the $3.0 million sublimit guaranteed by the Lenders, and release of the guarantees by the Lenders in favor of the primary lender. The amendment eliminated the prepayment premium for the prepayment of the term loan and modified the financial covenants to (a) eliminate the minimum tangible net worth covenant, (b) substitute in lieu thereof an EBITDA test, requiring the Company to maintain a minimum EBITDA of no less than (no worse than) (i) negative $4.0 million for the trailing three-month period ending September 30, 2013 and (ii) negative $3.0 million for the trailing three-month period ending December 31, 2013, in each case tested quarterly on a trailing three month basis, and (c) revise the liquidity ratio covenant to require the Company to maintain a liquidity ratio of greater than 2:1, excluding certain short term advances from the calculation.

On March 28, 2014, the Company amended its agreement with its primary lender. The amendment extended the maturity date of the working capital line of credit from March 31, 2014 to March 31, 2015. In addition, the Company and the primary lender agreed to an increase in the revolving credit line from $3.0 million to $10.0 million and modified the financial covenants to (a) eliminate the EBITDA test, (b) substitute in lieu thereof a minimum tangible net worth test, requiring the Company to maintain a minimum tangible net worth of not less than (no worse than) negative $21 million, with such minimum requirement subject to increase under certain circumstances as described in the agreement, and (c) revise the liquidity ratio covenant to require the Company to maintain a liquidity ratio of greater than 1.75:1.00, excluding certain short term advances from the calculation.

As of March 31, 2014, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of March 31, 2014 the Company had a borrowing capacity of $6.2 million based on the Company’s collateralized assets. As such, the Company had ability to borrow $6.2 million under the revolving line of credit at March 31, 2014.

Term note

        Under the 2010 amendment to the loan agreement, the Company entered into a $10 million term loan maturing on December 31, 2013, with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrued at the rate of the primary lender’s prime plus 3.5% until September 2011, at which point it was adjusted to the lender’s prime plus 5.5%. Under this agreement, the Company provided its primary lender with warrants to purchase 11,111 shares of common stock. The warrants are exercisable at $36.00 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black-Scholes method, was deferred and amortized to interest expense ratably over the life of the term loan. The term note was paid in full in September 2013.

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

Subordinated Convertible Debentures

In May 2012, the Company entered into a securities purchase agreement with certain institutional investors whereby the Company agreed to sell an aggregate of approximately $8.5 million in aggregate principal amount of unsecured, subordinated, convertible debentures (the “Debentures”), which became convertible into shares of the Company’s common stock at a conversion price of $3.361 per share (or approximately 2.5 million shares in the aggregate), on July 10, 2012, the date that the Company received shareholder approval for the transaction. The purchasers of the Debentures also received six-year warrants to purchase an aggregate of approximately 2.5 million shares of the Company’s common stock at an exercise price of $3.361 per share (“Convert Warrants”). The Debentures bore interest at 8% per year and were to mature on May 7, 2014. In addition, the Company had the ability to issue shares of its common stock in lieu of cash interest payments under certain circumstances, and following the registration of the shares for resale, the Company issued shares in lieu of cash interest payments.

The Company recorded the Debentures on the balance sheet net of the debt discount. The debt discount of $7.6 million is due to warrants issued in conjunction with the Debentures and the debt conversion features. Upon issuance of the Debentures, the fair value of the warrants and derivative liability were $4.1 million and $3.5 million, respectively. The debt discount was amortized over the life of the loan using the effective interest method and the warrants and derivative liability were recorded at fair value on each reporting period. Refer to Note 11 for additional discussion of the fair value of the warrants.

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

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of March 31, 2014.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of March 31, 2014 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the three months ended March 31, 2014, sales denominated in foreign currencies were approximately 18% of total revenue and as such, our revenue would have decreased by approximately $0.1 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the three months ended March 31, 2014, expenses denominated in foreign currencies were approximately 9% of our total expenses and as such, our operating expenses would have decreased by approximately $0.1 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at March 31, 2014 would have resulted in a $0.3 million decrease in the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of March 31, 2014, the Company did not hold any investments.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Certain issuances of our outstanding debt are subject to a minimum interest rate of 7.0%, however a hypothetical increase in interest rates of 100 basis points would have no impact on interest expense due to interest rate floors on our floating rate debt.

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

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, on October 7, 2011, a purported securities class action was filed against the Company and two of the Company’s past executive officers in the U.S. District Court for the Eastern District of Missouri by Kevin Pound, a purported shareholder of the Company. On December 29, 2011, the court granted an unopposed motion appointing Local 522 Pension Fund as Lead Plaintiff in the action and granting Lead Plaintiff leave to file an Amended Complaint, which Lead Plaintiff filed on March 19, 2012. The Amended Complaint alleged that, during the period from February 28, 2011 through August 9, 2011, the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and future business prospects, in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint sought unspecified damages, costs, attorneys’ fees and such other relief as the Court may deem appropriate. On May 18, 2012, the Company filed a motion to dismiss the Amended Complaint. On July 24, 2012, Lead Plaintiff filed its response to the motion to dismiss, and on August 30, 2012, the Company filed its reply brief in support of the motion to dismiss. On March 18, 2014, the Court granted the Company’s motion to dismiss and entered judgment in favor of the defendants and against the plaintiffs. The plaintiffs did not file a notice of appeal prior to the deadline of April 17, 2014.

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, on December 2, 2011, a purported shareholder derivative action was filed in the U.S. District Court for the Eastern District of Missouri by Carl Zorn, a purported shareholder of the Company, against the directors of the Company and the Company as a nominal defendant. The Complaint in this action alleges that the individual defendants breached their fiduciary duties to the Company, engaged in gross mismanagement and caused waste of corporate assets of the Company by allowing the Company and certain of its officers to make the same allegedly false and misleading statements regarding the Company’s financial condition and future business prospects that are at issue in the purported class action. The Complaint seeks unspecified damages, restitution and other equitable relief, as well as costs and attorneys’ fees from the named defendants on behalf of the Company. At the request of all parties, on March 22, 2012, the Court entered an order staying the case pending resolution of the motion to dismiss in the securities class action. The stay currently remains in effect. The Company believes the complaint is without merit and intends to vigorously defend against it. However, litigation is inherently uncertain and it is too early in this proceeding to predict the outcome of this lawsuit or to reasonably estimate possible losses, if any, related thereto. In addition, the Company has obligations, under certain circumstances, to indemnify the individual defendants with respect to claims asserted against them and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws and certificate of incorporation.

Additionally, we are involved from time to time in various lawsuits and claims arising in the normal course of business. Although the outcomes of these lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

STEREOTAXIS, INC. (Registrant)

Date: May 9, 2014	By:	/s/ William C. Mills III
William C. Mills III, Chief Executive Officer

Date: May 9, 2014	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Ninth Loan Modification Agreement (Domestic), dated March 28, 2014, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 31, 2014.

10.2	Summary of Non-Employee Director Compensation Program, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.