Form 10-Q
period 2014-06-30
Stereotaxis, Inc.
filed 2014-08-07
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s common stock on July 15, 2014 was 20,259,397.

STEREOTAXIS, INC.

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,597,718	$13,775,130
Accounts receivable, net of allowance of $421,419 and $383,077 in 2014 and 2013, respectively	6,456,312	7,558,152
Inventories	6,056,385	4,879,039
Prepaid expenses and other current assets	1,623,904	1,945,206

Total current assets	24,734,319	28,157,527
Property and equipment, net	988,232	1,184,589
Intangible assets, net	1,529,569	1,679,486
Long-term receivables	—	20,431
Other assets	34,233	34,363

Total assets	$27,286,353	$31,076,396

Liabilities and stockholders’ deficit
Current liabilities:
Short-term debt and current maturities of long-term debt	$—	$49,733
Accounts payable	3,155,401	3,512,339
Accrued liabilities	6,292,007	7,079,381
Deferred revenue	8,091,608	7,519,754
Warrants	5,539,639	5,644,626

Total current liabilities	23,078,655	23,805,833
Long-term debt, less current maturities	18,506,921	18,481,478
Long-term deferred revenue	402,016	491,080
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2014 and 2013	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 20,238,432 and 19,311,390 shares issued at 2014 and 2013, respectively	20,238	19,311
Additional paid in capital	444,969,310	441,888,155
Treasury stock, 4,015 shares at 2014 and 2013	(205,999)	(205,999)
Accumulated deficit	(459,484,788)	(453,403,462)

Total stockholders’ deficit	(14,701,239)	(11,701,995)

Total liabilities and stockholders’ deficit	$27,286,353	$31,076,396

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Systems	$1,153,282	$3,323,251	$2,488,136	$5,551,328
Disposables, service and accessories	6,894,255	6,410,156	13,914,071	12,590,284

Total revenue	8,047,537	9,733,407	16,402,207	18,141,612
Cost of revenue:
Systems	1,080,785	1,602,480	1,640,212	2,793,833
Disposables, service and accessories	903,977	869,408	1,963,634	1,870,701

Total cost of revenue	1,984,762	2,471,888	3,603,846	4,664,534
Gross margin	6,062,775	7,261,519	12,798,361	13,477,078
Operating expenses:
Research and development	1,312,743	1,484,096	2,816,189	3,013,303
Sales and marketing	4,096,155	4,254,546	7,727,420	9,110,560
General and administrative	2,943,510	3,276,967	6,773,377	6,700,708

Total operating expenses	8,352,408	9,015,609	17,316,986	18,824,571

Operating loss	(2,289,633)	(1,754,090)	(4,518,625)	(5,347,493)
Other income	1,181,126	893,642	104,987	1,499,744
Interest income	1,695	1,256	3,929	2,668
Interest expense	(834,667)	(2,147,600)	(1,671,617)	(4,081,858)

Net loss	$(1,941,479)	$(3,006,792)	$(6,081,326)	$(7,926,939)

Net loss per common share:
Basic	$(0.10)	$(0.37)	$(0.31)	$(0.98)
Diluted	$(0.10)	$(0.37)	$(0.31)	$(0.98)

Weighted average shares used in computing net loss per common share:
Basic	19,631,469	8,188,837	19,483,603	8,102,087
Diluted	19,631,469	8,188,837	19,483,603	8,102,087

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(6,081,326)	$(7,926,939)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	237,497	495,152
Amortization of intangible assets	149,917	149,917
Amortization of deferred finance costs and debt discount	126,535	1,938,777
Share-based compensation	739,807	441,861
Gain on debt conversion	—	(2,095)
Loss on asset disposal	—	7,373
Adjustment of warrants and convertible debt features	(104,987)	(1,497,649)
Interest due from issuance of stock	—	394,588
Changes in operating assets and liabilities:
Accounts receivable	1,122,271	3,138,060
Inventories	(1,177,346)	(481,926)
Prepaid expenses and other current assets	194,897	653,901
Accounts payable	(356,938)	387,992
Accrued liabilities	(787,374)	275,194
Deferred revenue	482,790	(1,268,627)

Net cash used in operating activities	(5,454,257)	(3,294,421)
Cash flows from investing activities
Purchase of equipment	(41,140)	—

Net cash used in investing activities	(41,140)	—
Cash flows from financing activities
Payments of term loan	—	(2,000,000)
Proceeds from revolving line of credit	—	23,048,799
Payments of revolving line of credit	—	(23,759,722)
Proceeds from Healthcare Royalty Partners debt	—	2,500,000
Payments of Healthcare Royalty Partners debt	(24,290)	(158,773)
Proceeds from issuance of stock and warrants, net of issuance costs	2,342,275	167

Net cash provided (used) by financing activities	2,317,985	(369,529)

Net increase (decrease) in cash and cash equivalents	(3,177,412)	(3,663,950)

Cash and cash equivalents at beginning of period	13,775,130	7,777,718

Cash and cash equivalents at end of period	$10,597,718	$4,113,768

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

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and software licenses. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

The core components of Stereotaxis systems have received regulatory clearance in the U.S., European Union, Canada, China, Japan and elsewhere. The V-Sono™ ICE catheter manipulator has received U.S. clearance, and the V-Loop™ variable loop catheter manipulator and V-CAS™ catheter advancement system have been submitted for review by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of June 30, 2014 we had incurred cumulative net losses of approximately $459.5 million. In May 2011, the Company introduced the Niobe ES system and as of June 30, 2014, the Company had an installed base of 113 Niobe ES systems and has received positive feedback from the physicians at these sites. Between 2011 and 2013, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. We expect to incur additional losses throughout the remainder of 2014 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and marketing initiatives. During 2014, we expect operating expenses to be generally consistent with 2013 with additional investment in certain targeted areas.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or for future operating periods.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of June 30, 2014 and December 31, 2013.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Numerator for basic EPS	$(1,941,479)	$(3,006,792)	$(6,081,326)	$(7,926,939)

Numerator for diluted EPS	$(1,941,479)	$(3,006,792)	$(6,081,326)	$(7,926,939)

Denominator:
Denominator for basic EPS—weighted average shares	19,631,469	8,188,837	19,483,603	8,102,087

Denominator for diluted EPS	19,631,469	8,188,837	19,483,603	8,102,087

Basic EPS	$(0.10)	$(0.37)	$(0.31)	$(0.98)
Diluted EPS	$(0.10)	$(0.37)	$(0.31)	$(0.98)

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

As of June 30, 2014, the Company had 509,955 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $19.04 per share and 2,197,883 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $6.12 per share. The Company had no unearned restricted shares outstanding for the three and six months ended June 30, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating the impact of adopting this accounting standard update on our financial statements and disclosures.

In February 2013, the FASB issued Update 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The update requires that the Company present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2012. As the Company has no items of other comprehensive income, the Company is not required to report accumulated other comprehensive income.

3. Inventory

Inventory consists of the following:

	June 30, 2014	December 31, 2013
Raw materials	$2,718,801	$3,141,111
Work in process	385,642	364,779
Finished goods	2,998,053	1,453,362
Reserve for obsolescence	(46,111)	(80,213)

Total inventory	$6,056,385	$4,879,039

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2014	December 31, 2013
Prepaid expenses	$333,882	$591,305
Deferred financing costs	606,451	622,949
Deposits	650,183	658,253
Other	33,388	72,699

Total prepaid expenses and other current assets	$1,623,904	$1,945,206

5. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2014	2013
Equipment	$8,184,140	$8,143,000
Equipment held for lease	303,412	303,412
Leasehold improvements	2,328,381	2,328,381

	10,815,933	10,774,793
Less: Accumulated depreciation	(9,827,701)	(9,590,204)

Net property and equipment	$988,232	$1,184,589

6. Intangible Assets

As of June 30, 2014, the Company had total intangible assets of $3,665,000. Accumulated amortization at June 30, 2014, was $2,135,431.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2014	2013
Accrued salaries, bonus, and benefits	$2,504,797	$3,565,385
Accrued rent	1,480,065	1,499,942
Accrued warranties	437,758	501,212
Accrued interest	496,788	498,058
Accrued licenses and maintenance fees	767,639	302,384
Accrued taxes	266,779	360,475
Other	338,181	351,925

Total accrued liabilities	$6,292,007	$7,079,381

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of June 30, 2014, the remaining accrued costs associated with the termination were $451,118.

8. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2014	2013
Product shipped, revenue deferred	$1,170,555	$1,368,007
Customer deposits	1,101,351	421,544
Deferred service and license fees	6,221,718	6,221,283

	8,493,624	8,010,834
Less: Long-term deferred revenue	(402,016)	(491,080)

Total current deferred revenue	$8,091,608	$7,519,754

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	June 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Healthcare Royalty Partners debt	18,506,921	18,506,921	18,531,211	18,531,211

Total debt	18,506,921	18,506,921	18,531,211	18,531,211
Less current maturities	—	—	(49,733)	(49,733)

Total long term debt	$18,506,921	$18,506,921	$18,481,478	$18,481,478

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of June 30, 2014 and December 31, 2013. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3).

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

As of June 30, 2014, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of June 30, 2014 the Company had a borrowing capacity of $3.8 million based on the Company’s collateralized assets. As such, the Company had the ability to borrow $3.8 million under the revolving line of credit at June 30, 2014.

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

10. Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of June 30, 2014.

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

Controlled Equity Offering

In May 2014, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate gross sales price of up to $18.0 million. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement.

During the three months ended June 30, 2014, the Company sold an aggregate of 711,959 shares of common stock under the Sales Agreement, at an average price of approximately $3.62 per share for gross proceeds of $2.6 million and net proceeds of $2.5 million, after deducting Cantor’s commission. As of June 30, 2014, $15.4 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In August 2012, the Board of Directors adopted a stock incentive plan (the 2012 Stock Incentive Plan) which was subsequently approved by the Company’s stockholders. This plan replaces the 2002 Stock Incentive Plan which expired on March 25, 2012. On June 10, 2014, the shareholders approved an amendment to the Stereotaxis, Inc. 2012 Stock Incentive Plan (“Plan”), which was previously approved and adopted by the Compensation Committee of the Board of Directors of the Company on March 27, 2014. The amendment increased the number of shares authorized for issuance under the Plan by one million shares. At June 30, 2014, the Company had 1,303,300 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2014, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $2.2 million, net of estimated forfeitures of approximately $2.0 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six month period ended June 30, 2014 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2013	188,947	$1.69 - $116.40	$48.38
Granted	336,850	$4.04 - $5.19	$4.04
Exercised	—	—	—
Forfeited	(15,842)	$1.69 - $78.00	$50.26

Outstanding, June 30, 2014	509,955	$1.69 - $116.40	$19.04

As of June 30, 2014, there were no restricted shares outstanding. A summary of the restricted share grant activity for the six month period ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2013	6,600	$35.20
Granted	—	—
Vested	(6,600)	$35.20
Forfeited	—	—

Outstanding, June 30, 2014	—	$0.00

A summary of the restricted stock unit activity for the six month period ended June 30, 2014 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2013	588,759	$2.05
Granted	397,400	$3.97
Vested	(214,825)	$2.10
Forfeited	(4,087)	$3.33

Outstanding, June 30, 2014	767,247	$3.02

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2014:
Cash equivalents	$7,313,366	7,313,366	—	—

Total assets at fair value	$7,313,366	7,313,366	—	—

Liabilities at June 30, 2014:
Warrants issued December 29, 2008	$—	—	—	—
Warrants issued May 10, 2012	1,906,211	—	—	1,906,211
Warrants issued August 2013	3,633,428			3,633,428

Total liabilities at fair value:	$5,539,639	—	—	5,539,639

Assets at December 31, 2013:
Cash equivalents	$11,995,481	11,995,481	—	—

Total assets at fair value	$11,995,481	11,995,481	—	—

Liabilities at December 31, 2013:
Warrants issued December 29, 2008	$16,863	—	—	16,863
Warrants issued May 10, 2012	1,915,753	—	—	1,915,753
Warrants issued August 2013	3,712,010	—	—	3,712,010

Total liabilities at fair value:	$5,644,626	—	—	5,644,626

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $7,313,366 and $11,995,481 at June 30, 2014 and December 31, 2013, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the six month periods ended June 30, 2014, and June 30, 2013. There were no transfers in or out of Level 1 during the period ended June 30, 2014.

Level 2

The Company does not have any financial assets or liabilities classified as Level 2.

Level 3

In conjunction with its December 29, 2008 registered direct offering, the Company issued warrants to purchase 179,241 shares of the Company’s common stock that contained a provision that required a reduction of the exercise price if certain equity events occurred. Under the provisions of general accounting principles for derivatives and hedging activities and determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, such a reset provision does not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations. General accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock became effective for the Company as of January 1, 2009. Accordingly, the fair value of the warrants as of that date was reclassified from stockholders’ equity into current liabilities. This tranche of warrants issued in conjunction with the December 2008 registered direct offering were expired as of June 30, 2014.

In the Company’s May 2012 financing transaction, the Company issued subordinated convertible debentures and warrants. The optional conversion feature of the subordinated convertible debentures was classified as a derivative liability within “Warrants and derivative liabilities” on the Company’s balance sheet. The warrants issued in conjunction with the Debentures and PIPE are also considered a liability. Due to the provisions included in the warrant agreements, the warrants do not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The warrants and derivative liability are periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statements of Operations.

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

The remaining Exchange warrants were revalued as of June 30, 2014 using the following assumptions: 1) volatility of 150.16%; 2) risk-free interest rate of 1.62%; and 3) a closing stock price of $3.55.

The remaining PIPE warrants were revalued as of June 30, 2014 using the following assumptions: 1) volatility of 157.74%; 2) risk-free interest rate of 1.62%; and 3) a closing stock price of $3.55.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six month period ended June 30, 2014:

	Warrants issued December 29, 2008	Warrants issued May 2012	Warrants issued August 2013	Total Liabilities
Balance at beginning of period	$16,863	$1,915,753	$3,712,010	$5,644,626
Settlements	—	—	—	—
Revaluation	(16,863)	(9,542)	(78,582)	(104,987)

Balance at end of period	$—	$1,906,211	$3,633,428	$5,539,639

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	June 30, 2014	December 31, 2013
Warranty accrual, beginning of the fiscal period	$501,212	$653,473
Accrual adjustment for product warranty	1,550	84,562
Payments made	(65,004)	(236,823)

Warranty accrual, end of the fiscal period	$437,758	$501,212

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

14. Subsequent Events

During July 2014, the Company received gross proceeds of $0.1 million from the issuance of 24,355 shares of common stock through the Controlled Equity Offering. See Note 10 for additional information on Controlled Equity Offering.

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

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and software licenses. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

The core components of Stereotaxis systems have received regulatory clearance in the U.S., European Union, Canada, China, Japan and elsewhere. The V-Sono™ ICE catheter manipulator has received U.S. clearance, and the V-Loop™ variable loop catheter manipulator and V-CAS™ catheter advancement system have been submitted for review by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of June 30, 2014 we had incurred cumulative net losses of approximately $459.5 million. In May 2011, the Company introduced the Niobe ES system and as of June 30, 2014, the Company had an installed base of 113 Niobe ES systems and has received positive feedback from the physicians at these sites. Between 2011 and 2013, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. We expect to incur additional losses throughout the remainder of 2014 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and marketing initiatives. During 2014, we expect operating expenses to be generally consistent with 2013 with additional investment in certain targeted areas.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenue. Revenue decreased from $9.7 million for the three months ended June 30, 2013 to $8.0 million for the three months ended June 30, 2014, a decrease of 17%. Revenue from the sale of systems decreased from $3.3 million to $1.2 million, a decrease of approximately 65%, primarily due to lower Niobe system sales volumes. We recognized revenue on one Niobe system which was a Niobe I to Niobe ES system upgrade and a total of $0.7 million for Odyssey and Odyssey Cinema systems during the 2014 period. System revenue for the prior year period included two Niobe ES systems, a total of $0.2 million for Niobe ES system upgrades, and a total of $1.1 million for Odyssey and Odyssey Cinema systems. Revenue from sales of disposable interventional devices, service and accessories increased to $6.9 million for the three months ended June 30, 2014 from $6.4 million for the three months ended June 30, 2013, an increase of approximately 8%. The increase was driven by service agreement additions and services related to the upgrade of a Niobe I system in 2014.

Cost of Revenue. Cost of revenue decreased to $2.0 million for the three months ended June 30, 2014 from $2.5 million for the three months ended June 30, 2013. As a percentage of our total revenue, overall gross margin has remained relatively consistent with the three months ended June 30, 2014 and 2013 at 75%. Cost of revenue for systems sold decreased from $1.6 million for the three months ended June 30, 2013 to $1.1 million for the three months ended June 30, 2014, a decrease of approximately 33%, due primarily to decreased Niobe system sales volumes. Gross margin for systems decreased to 6% for the three months ended June 30, 2014 from 52% for the three months ended June 30, 2013. This decrease was primarily due to low margin sales of Odyssey and Odyssey Cinema systems through our distribution agreement with Biosense Webster, Inc. and the sale of a Niobe I to Niobe ES system upgrade. Cost of revenue for disposables, service and accessories has remained consistent with the three months ended June 30, 2013 at $0.9 million. Gross margin for disposables, service and accessories was 87% for the current quarter compared to 86% for the three months ended June 30, 2013.

Research and Development Expenses. Research and development expenses decreased from $1.5 million for the three months ended June 30, 2013 to $1.3 million for the three months ended June 30, 2014, a decrease of approximately 12%. This decrease was primarily due to timing of project based expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $4.3 million for the three months ended June 30, 2013 to $4.1 million for the three months ended June 30, 2014, a decrease of approximately 4%. This decrease was primarily due to reduced headcount expenses as part of the Company’s continued efforts to contain operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased from $3.3 million for the three months ended June 30, 2013 to $2.9 million for the three months ended June 30, 2014, a decrease of approximately 10%. This decrease was primarily reduction in consulting expenses.

Other Income. Other income represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other income in prior year also includes the adjustment in fair value of the derivative asset and liability related to the conversion features embedded in the subordinated convertible debentures during periods in which the debentures were outstanding.

Interest Expense. Interest expense decreased to $0.8 million for the three months ended June 30, 2014 from $2.1 million for the three months ended June 30, 2013, due primarily to the extinguishment of the convertible debentures and pay off of the line of credit and term loan in 2013.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenue. Revenue decreased from $18.1 million for the six months ended June 30, 2013 to $16.4 million for the six months ended June 30, 2014, a decrease of approximately 10%. Revenue from the sale of systems decreased from $5.6 million to $2.5 million, a decrease of approximately 55%. We recognized revenue on one Niobe system which was a Niobe I to Niobe ES system upgrade, a total of $0.7 million for system installation revenue, one Niobe ES upgrade and a customer deposit for a previously cancelled Niobe system order. In addition, we recognized revenue on a total of $0.9 million for Odyssey and Odyssey Cinema systems and a total of $0.5 million for Vdrive systems during the 2014 period. System revenue for the prior year period included three Niobe ES systems, a total of $0.7 million for Niobe ES upgrades, a total of $1.7 million for Odyssey and Odyssey Cinema systems, and a total of $0.1 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories increased to $13.9 million for the six months ended June 30, 2014 from $12.6 million for the six months ended June 30, 2013, an increase of approximately 11%. The increase was attributable to higher disposable and service sales volume.

Cost of Revenue. Cost of revenue decreased from $4.7 million for the six months ended June 30, 2013 to $3.6 million for the six months ended June 30, 2014, a decrease of approximately 23%. As a percentage of our total revenue, overall gross margin increased to 78% for the six months ended June 30, 2014 compared to 74% during the same six month period of the prior year, due to a shift in mix from system revenue to disposable, service and accessory revenue. Cost of revenue for systems sold decreased from $2.8 million for the six months ended June 30, 2013 to $1.6 million for the six months ended June 30, 2014, a decrease of approximately 41%, primarily due to decreased system sales volumes across Niobe, Odyssey and Odyssey Cinema product lines. Gross margin for systems decreased from 50% for the six months ended June 30, 2013 to 34% for the six months ended June 30, 2014 due to low margin sales of Odyssey and Odyssey Cinema systems through our distribution agreement with Biosense Webster, Inc. and the sale of a Niobe I to Niobe ES system upgrade. Cost of revenue for disposables, service and accessories increased slightly to $2.0 million during the 2014 period from $1.9 million during the 2013 period, resulting in an increase in gross margin to 86% from 85% between these periods.

Research and Development Expenses. Research and development expenses decreased from $3.0 million for the six months ended June 30, 2013 to $2.8 million for the six months ended June 30, 2014, a decrease of approximately 7%. The decrease is primarily due to lower depreciation and outsourcing expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $9.1 million for the six months ended June 30, 2013 to $7.7 million for the six months ended June 30, 2014, a decrease of approximately 15%. The decrease was due to reduced headcount costs including severance as part of the Company’s prior year efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses have remained relatively consistent with the six months ended June 30, 2013 at $6.7 million.

Other Income. Other income represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other income in prior year also includes the adjustment in fair value of the derivative asset and liability related to the conversion features embedded in the subordinated convertible debentures. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next.

Interest Expense. Interest expense decreased from $4.1 million for the six months ended June 30, 2013 to $1.7 million for the six months ended June 30, 2014, due primarily to the extinguishment of the convertible debentures and pay off of the line of credit and term loan in 2013.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At June 30, 2014 we had $10.6 million of cash and equivalents. We had working capital of approximately $1.7 million and $4.4 million as of June 30, 2014 and December 31, 2013, respectively. The decrease in the working capital is due principally to the net losses incurred for the first six months of 2014.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash flow used in operating activities	$(5,454)	$(3,294)
Cash flow used in investing activities	(41)	—
Cash flow provided by financing activities	2,318	(370)

Net cash used in operating activities. We used approximately $5.5 million and $3.3 million of cash for operating activities during the six months ended June 30, 2014 and 2013, respectively. This increase was primarily driven by changes in working capital, partially offset by a decrease in the net loss.

Net cash used in investing activities. We used approximately $41,000 during the six month period ended June 30, 2014 for the purchase of equipment. There were no purchases of equipment for the six month period ended June 30, 2013.

Net cash provided by financing activities. We generated approximately $2.3 million of cash for the six month period ended June 30, 2014 compared to the $0.4 million used for the six month period ended June 30, 2013. This increase in cash generated was primarily driven by proceeds from issuance of stock in the current year period.

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

Borrowing facilities

As of June 30, 2014, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank, as well as the Healthcare Royalty Partners debt discussed in the following sections.

The revolving line of credit is secured by substantially all of the Company’s assets. The Company is also required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender.

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

As of June 30, 2014, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of June 30, 2014 the Company had a borrowing capacity of $3.8 million based on the Company’s collateralized assets. As such, the Company had the ability to borrow $3.8 million under the revolving line of credit at June 30, 2014.

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

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of June 30, 2014.

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

Controlled Equity Offering

In May 2014, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate gross sales price of up to $18.0 million. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement.

During the three months ended June 30, 2014, the Company sold an aggregate of 711,959 shares of common stock under the Sales Agreement, at an average price of approximately $3.62 per share for gross proceeds of $2.6 million and net proceeds of $2.5 million, after deducting Cantor’s commission. As of June 30, 2014, $15.4 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of June 30, 2014 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the six months ended June 30, 2014, sales denominated in foreign currencies were approximately 16% of total revenue and as such, our revenue would have decreased by approximately $0.3 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the six months ended June 30, 2014, expenses denominated in foreign currencies were approximately 10% of our total expenses and as such, our operating expenses would have decreased by approximately $0.2 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at June 30, 2014 would have resulted in a $0.2 million decrease in the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of June 30, 2014, the Company did not hold any investments.

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

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, on December 2, 2011, a purported shareholder derivative action was filed in the U.S. District Court for the Eastern District of Missouri by Carl Zorn, a purported shareholder of the Company, against the directors of the Company and the Company as a nominal defendant. The Complaint in this action alleged that the individual defendants breached their fiduciary duties to the Company, engaged in gross mismanagement and caused waste of corporate assets of the Company by allowing the Company and certain of its officers to make the same allegedly false and misleading statements regarding the Company’s financial condition and future business prospects that were at issue in the purported class action. The Complaint sought unspecified damages, restitution and other equitable relief, as well as costs and attorneys’ fees from the named defendants on behalf of the Company. At the request of all parties, on March 22, 2012, the Court entered an order staying the case pending resolution of the motion to dismiss in the securities class action. On July 18, 2014, the Court granted the parties’ joint motion to dismiss the case without prejudice.

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

STEREOTAXIS, INC. (Registrant)

Date: August 7, 2014	By:	/s/ William C. Mills III
William C. Mills III, Chief Executive Officer

Date: August 7, 2014	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Controlled Equity OfferingSM Sales Agreement dated May 16, 2014, by and between Stereotaxis, Inc. and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on May 16, 2014.

10.2	Executive Employment Agreement dated May 30, 2014 between Stereotaxis, Inc. and William C. Mills III, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on June 2, 2014.

10.3	Consulting Agreement effective June 4, 2014 between Stereotaxis, Inc. and Eric N. Prystowsky, M.D., filed herewith.

10.4	Amended and restated Stereotaxis, Inc. 2012 Stock Incentive Plan, as adopted March 27, 2014, filed herewith.

10.5	Amended and Restated Stereotaxis, Inc. Employee Stock Purchase Plan, as adopted March 27, 2014, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.