Form 10-Q
period 2014-09-30
Stereotaxis, Inc.
filed 2014-11-06
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s common stock on October 20, 2014 was 20,462,232.

STEREOTAXIS, INC.

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,724,395	$13,775,130
Accounts receivable, net of allowance of $599,400 and $383,077 in 2014 and 2013, respectively	7,027,781	7,558,152
Inventories	6,586,303	4,879,039
Prepaid expenses and other current assets	1,435,121	1,945,206

Total current assets	23,773,600	28,157,527
Property and equipment, net	897,321	1,184,589
Intangible assets, net	1,454,611	1,679,486
Long-term receivables	—	20,431
Other assets	31,580	34,363

Total assets	$26,157,112	$31,076,396

Liabilities and stockholders’ deficit
Current liabilities:
Current maturities of long-term debt	$—	$49,733
Accounts payable	2,505,155	3,512,339
Accrued liabilities	6,526,610	7,079,381
Deferred revenue	8,015,860	7,519,754
Warrants	3,504,908	5,644,626

Total current liabilities	20,552,533	23,805,833
Long-term debt, less current maturities	18,435,843	18,481,478
Long-term deferred revenue	974,095	491,080
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2014 and 2013	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 20,465,997 and 19,311,390 shares issued at 2014 and 2013, respectively	20,466	19,311
Additional paid in capital	445,842,292	441,888,155
Treasury stock, 4,015 shares at 2014 and 2013	(205,999)	(205,999)
Accumulated deficit	(459,462,118)	(453,403,462)

Total stockholders’ deficit	(13,805,359)	(11,701,995)

Total liabilities and stockholders’ deficit	$26,157,112	$31,076,396

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Systems	$2,181,088	$4,449,598	$4,669,224	$10,000,926
Disposables, service and accessories	6,673,013	6,371,846	20,587,084	18,962,129

Total revenue	8,854,101	10,821,444	25,256,308	28,963,055
Cost of revenue:
Systems	1,318,456	2,338,175	2,958,668	5,132,007
Disposables, service and accessories	1,019,476	1,161,449	2,983,111	3,032,150

Total cost of revenue	2,337,932	3,499,624	5,941,779	8,164,157
Gross margin	6,516,169	7,321,820	19,314,529	20,798,898
Operating expenses:
Research and development	1,214,405	1,300,287	4,030,594	4,313,590
Sales and marketing	3,717,670	4,102,968	11,445,089	13,213,528
General and administrative	2,763,667	2,987,408	9,537,043	9,688,116

Total operating expenses	7,695,742	8,390,663	25,012,726	27,215,234

Operating loss	(1,179,573)	(1,068,843)	(5,698,197)	(6,416,336)
Other income (expense)	2,034,731	(48,160,084)	2,139,718	(46,660,340)
Interest income	1,736	1,306	5,665	3,973
Interest expense	(834,224)	(7,640,821)	(2,505,842)	(11,722,679)

Net income (loss)	$22,670	$(56,868,442)	$(6,058,656)	$(64,795,382)

Net earnings (loss) per common share:
Basic	$0.00	$(4.49)	$(0.31)	$(6.72)
Diluted	$0.00	$(4.49)	$(0.31)	$(6.72)

Weighted average shares used in computing net earnings (loss) per common share:
Basic	20,326,169	12,666,414	19,767,545	9,640,249
Diluted	20,518,757	12,666,414	19,767,545	9,640,249

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(6,058,656)	$(64,795,382)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	334,908	705,717
Amortization of intangible assets	224,875	224,875
Amortization of deferred finance costs and debt discount	183,568	7,702,681
Share-based compensation	1,070,049	670,873
Loss on asset disposal	—	16,886
Adjustment of warrants and convertible debt features	(2,139,718)	46,758,917
Interest due from issuance of stock	—	551,296
Changes in operating assets and liabilities:
Accounts receivable	550,802	3,527,328
Inventories	(1,707,264)	360,209
Prepaid expenses and other current assets	329,300	526,672
Accounts payable	(1,007,184)	(362,872)
Accrued liabilities	(552,771)	1,477,987
Deferred revenue	979,121	(2,287,620)

Net cash used in operating activities	(7,792,970)	(4,922,433)
Cash flows from investing activities
Purchase of equipment	(47,640)	—

Net cash used in investing activities	(47,640)	—
Cash flows from financing activities
Payments of term loan	—	(4,000,000)
Proceeds from revolving line of credit	—	37,237,131
Payments of revolving line of credit	—	(41,490,148)
Proceeds from Healthcare Royalty Partners debt	—	2,500,000
Payments of Healthcare Royalty Partners debt	(95,368)	(263,192)
Proceeds from issuance of stock and warrants, net of issuance costs	2,885,243	11,547,529

Net cash provided (used) by financing activities	2,789,875	5,531,320

Net increase (decrease) in cash and cash equivalents	(5,050,735)	608,887

Cash and cash equivalents at beginning of period	13,775,130	7,777,718

Cash and cash equivalents at end of period	$8,724,395	$8,386,605

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

In this report, “Stereotaxis,” the “Company,” “Registrant,” “we,” “us,” and “our” refer to Stereotaxis, Inc. and its wholly-owned subsidiaries. Epoch™, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive™®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, QuikCAS™, Cardiodrive®, PowerAssert ™, Titan® and Pegasus™ are trademarks of Stereotaxis, Inc. All other trademarks that may appear in this report are the property of their respective owners.

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., European Union, Canada, China, Japan and elsewhere. The V-Sono™ ICE catheter manipulator and the V-Loop™ circular catheter manipulator have received U.S. clearance, and V-CAS™ catheter advancement system has been submitted for review by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of September 30, 2014 we had incurred cumulative net losses of approximately $459.5 million. In May 2011, the Company introduced the Niobe ES system and as of September 30, 2014, the Company had an installed base of 118 Niobe ES systems and has received positive feedback from the physicians at these sites. Between 2011 and 2013, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. We expect to incur additional losses throughout the remainder of 2014 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and marketing initiatives. During 2014, we expect operating expenses to be generally consistent with 2013.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or for future operating periods.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of September 30, 2014 and December 31, 2013.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Numerator for basic EPS	$22,670	$(56,868,442)	$(6,058,656)	$(64,795,382)
Effect of dilutive securities:	—	—	—	—

Numerator for diluted EPS	$22,670	$(56,868,442)	$(6,058,656)	$(64,795,382)

Denominator:
Denominator for basic EPS—weighted average shares	20,326,169	12,666,414	19,767,545	9,640,249
Effect of dilutive securities:
Restricted stock units	156,525	—	—	—
Stock options, appreciation rights and warrants	36,063	—	—	—

Denominator for diluted EPS	20,518,757	12,666,414	19,767,545	9,640,249

Basic EPS	$0.00	$(4.49)	$(0.31)	$(6.72)
Diluted EPS	$0.00	$(4.49)	$(0.31)	$(6.72)

The following potential common shares were excluded from diluted EPS for the three months ended September 30, 2014 as they were antidilutive: 500,294 stock options and stock appreciation rights, 391,775 restricted stock units, and 2,111,618 warrants.

In addition, the Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for the three and nine months ended September 30, 2013 and the nine months ended September 30, 2014. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable during these periods because the Company’s unearned restricted shares do not contractually participate in its losses.

As of September 30, 2014, the Company had 500,919 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $18.38 per share and 2,197,883 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $6.12 per share. The Company had no unearned restricted shares outstanding for the three and nine months ended September 30, 2014.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact of adopting this accounting standard update on our financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating the impact of adopting this accounting standard update on our financial statements and disclosures.

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

3. Inventory

Inventory consists of the following:

	September 30, 2014	December 31, 2013
Raw materials	$2,966,762	$3,141,111
Work in process	444,550	364,779
Finished goods	3,222,377	1,453,362
Reserve for obsolescence	(47,386)	(80,213)

Total inventory	$6,586,303	$4,879,039

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2014	December 31, 2013
Prepaid expenses	$445,408	$591,305
Deferred financing costs	549,419	622,949
Deposits	422,975	658,253
Other	17,319	72,699

Total prepaid expenses and other current assets	$1,435,121	$1,945,206

5. Property and Equipment

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013
Equipment	$8,190,640	$8,143,000
Equipment held for lease	303,412	303,412
Leasehold improvements	2,328,381	2,328,381

	10,822,433	10,774,793
Less: Accumulated depreciation	(9,925,112)	(9,590,204)

Net property and equipment	$897,321	$1,184,589

6. Intangible Assets

As of September 30, 2014, the Company had total intangible assets of $3,665,000. Accumulated amortization at September 30, 2014, was $2,210,389.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2014	2013
Accrued salaries, bonus, and benefits	$2,776,557	$3,565,385
Accrued rent	1,470,126	1,499,942
Accrued licenses and maintenance fees	752,623	302,384
Accrued interest	494,880	498,058
Accrued warranties	379,794	501,212
Accrued taxes	352,106	360,475
Other	300,524	351,925

Total accrued liabilities	$6,526,610	$7,079,381

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of September 30, 2014, the remaining accrued costs associated with the termination were $429,123.

8. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2014	2013
Product shipped, revenue deferred	$1,044,638	$1,368,007
Customer deposits	1,102,870	421,544
Deferred service and license fees	6,842,447	6,221,283

	8,989,955	8,010,834
Less: Long-term deferred revenue	(974,095)	(491,080)

Total current deferred revenue	$8,015,860	$7,519,754

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	September 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Healthcare Royalty Partners debt	18,435,843	18,435,843	18,531,211	18,531,211

Total debt	18,435,843	18,435,843	18,531,211	18,531,211
Less current maturities	—	—	(49,733)	(49,733)

Total long term debt	$18,435,843	$18,435,843	$18,481,478	$18,481,478

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of September 30, 2014 and December 31, 2013. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3).

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

As of September 30, 2014, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2014 the Company had a borrowing capacity of $6.1 million based on the Company’s collateralized assets. As such, the Company had the ability to borrow $6.1 million under the revolving line of credit at September 30, 2014.

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

10. Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of September 30, 2014.

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

During the three months ended September 30, 2014, the Company sold an aggregate of 161,632 shares of common stock under the Sales Agreement, at an average price of approximately $3.38 per share for gross proceeds of $546,432 and net proceeds of $530,039, after deducting Cantor’s commission and related costs. As of September 30, 2014, $14.9 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In August 2012, the Board of Directors adopted a stock incentive plan (the 2012 Stock Incentive Plan “Plan”) which was subsequently approved by the Company’s shareholders. This plan replaces the 2002 Stock Incentive Plan which expired on March 25, 2012. On June 5, 2013, the shareholders approved an amendment to the Plan, which was previously approved and adopted by the Compensation Committee of the Board of Directors of the Company in April 2013. The amendment increased the number of shares authorized for issuance under the Plan by one million shares. On June 10, 2014, the shareholders approved an amendment to the Plan, which was previously approved and adopted by the Compensation Committee of the Board of Directors of the Company on March 27, 2014. The amendment increased the number of shares authorized for issuance under the Plan by one million shares. At September 30, 2014, the Company had 1,307,300 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2014, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $1.9 million, net of estimated forfeitures of approximately $1.7 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine month period ended September 30, 2014 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2013	188,947	$1.69 - $116.40	$48.38
Granted	336,850	$4.04 - $5.19	$4.04
Exercised	—	—	—
Forfeited	(24,878)	$1.69 - $116.40	$52.18

Outstanding, September 30, 2014	500,919	$1.69 - $116.40	$18.38

As of September 30, 2014, there were no restricted shares outstanding. A summary of the restricted share grant activity for the nine month period ended September 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2013	6,600	$35.20
Granted	—	—
Vested	(6,600)	$35.20
Forfeited	—	—

Outstanding, September 30, 2014	—	$0.00

A summary of the restricted stock unit activity for the nine month period ended September 30, 2014 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2013	588,759	$2.05
Granted	398,400	$3.97
Vested	(280,758)	$2.01
Forfeited	(9,087)	$3.63

Outstanding, September 30, 2014	697,314	$3.14

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2014:
Cash equivalents	$7,747,863	7,747,863	—	—

Total assets at fair value	$7,747,863	7,747,863	—	—

Liabilities at September 30, 2014:
Warrants issued May 10, 2012	1,207,404	—	—	1,207,404
Warrants issued August 2013	2,297,504			2,297,504

Total liabilities at fair value:	$3,504,908	—	—	3,504,908

Assets at December 31, 2013:
Cash equivalents	$11,995,481	11,995,481	—	—

Total assets at fair value	$11,995,481	11,995,481	—	—

Liabilities at December 31, 2013:
Warrants issued December 29, 2008	$16,863	—	—	16,863
Warrants issued May 10, 2012	1,915,753	—	—	1,915,753
Warrants issued August 2013	3,712,010	—	—	3,712,010

Total liabilities at fair value:	$5,644,626	—	—	5,644,626

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $7,747,863 and $11,995,481 at September 30, 2014 and December 31, 2013, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the nine month periods ended September 30, 2014, and September 30, 2013. There were no transfers in or out of Level 1 during the period ended September 30, 2014.

Level 2

The Company does not have any financial assets or liabilities classified as Level 2.

Level 3

In conjunction with its December 29, 2008 registered direct offering, the Company issued warrants to purchase 179,241 shares of the Company’s common stock that contained a provision that required a reduction of the exercise price if certain equity events occurred. Under the provisions of general accounting principles for derivatives and hedging activities and determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, such a reset provision does not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations. General accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock became effective for the Company as of January 1, 2009. Accordingly, the fair value of the warrants as of that date was reclassified from stockholders’ equity into current liabilities. This tranche of warrants issued in conjunction with the December 2008 registered direct offering were expired as of September 30, 2014.

In the Company’s May 2012 financing transaction, the Company issued subordinated convertible debentures and warrants. The optional conversion feature of the subordinated convertible debentures was classified as a derivative liability within “Warrants and derivative liabilities” on the Company’s balance sheet. The warrants issued in conjunction with the Debentures and PIPE were also considered a liability. Due to the provisions included in the warrant agreements, the warrants did not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The warrants and derivative liability were periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statements of Operations.

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

The remaining Exchange warrants expire in November 2018 and were revalued as of September 30, 2014 using the following assumptions: 1) volatility of 153.39%; 2) risk-free interest rate of 1.78%; and 3) a closing stock price of $2.32.

The remaining PIPE warrants expire in May 2018 and were revalued as of September 30, 2014 using the following assumptions: 1) volatility of 162.85%; 2) risk-free interest rate of 1.78%; and 3) a closing stock price of $2.32.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine month period ended September 30, 2014:

	Warrants issued December 29, 2008	Warrants issued May 2012	Warrants issued August 2013	Total Liabilities
Balance at beginning of period	$16,863	$1,915,753	$3,712,010	$5,644,626
Settlements	—	—	—	—
Revaluation	(16,863)	(708,349)	(1,414,506)	(2,139,718)

Balance at end of period	$—	$1,207,404	$2,297,504	$3,504,908

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	September 30, 2014	December 31, 2013
Warranty accrual, beginning of the fiscal period	$501,212	$653,473
Accrual adjustment for product warranty	11,885	84,562
Payments made	(133,303)	(236,823)

Warranty accrual, end of the fiscal period	$379,794	$501,212

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

The core components of Stereotaxis systems have received regulatory clearance in the U.S., European Union, Canada, China, Japan and elsewhere. The V-Sono™ ICE catheter manipulator and the V-Loop™ circular catheter manipulator have received U.S. clearance, and V-CAS™ catheter advancement system has been submitted for review by the U.S. Food and Drug Administration.

Since our inception, we have generated significant losses. As of September 30, 2014 we had incurred cumulative net losses of approximately $459.5 million. In May 2011, the Company introduced the Niobe ES system and as of September 30, 2014, the Company had an installed base of 118 Niobe ES systems and has received positive feedback from the physicians at these sites. Between 2011 and 2013, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. We expect to incur additional losses throughout the remainder of 2014 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and marketing initiatives. During 2014, we expect operating expenses to be generally consistent with 2013.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenue. Revenue decreased from $10.8 million for the three months ended September 30, 2013 to $8.9 million for the three months ended September 30, 2014, a decrease of 18%. Revenue from the sale of systems decreased from $4.4 million to $2.2 million, a decrease of approximately 51%, primarily due to lower Niobe system sales volumes and Odyssey system pricing as a result of sales through the distribution agreement with Biosense Webster, Inc. We recognized revenue on a total of $0.9 million for Niobe system revenue, primarily due to Niobe system installations, a total $1.1 million for Odyssey and Odyssey Cinema systems, and $0.2 million for Vdrive systems during the 2014 period. System revenue for the prior year period included three Niobe ES systems, a total of $0.1 million for Niobe ES system upgrades, and a total of $1.6 million for Odyssey and Odyssey Cinema systems. Revenue from sales of disposable interventional devices, service and accessories increased to $6.7 million for the three months ended September 30, 2014 from $6.4 million for the three months ended September 30, 2013, an increase of approximately 5%. The increase in the current year period was driven by higher disposable sales volume, increased service revenue and increased royalty revenue from Biosense Webster’s sale of magnetically enabled catheters.

Cost of Revenue. Cost of revenue decreased to $2.3 million for the three months ended September 30, 2014 from $3.5 million for the three months ended September 30, 2013. As a percentage of our total revenue, overall gross margin has increased from 68% for the three months ended September 30, 2013 to 74% for the three months ended September 30, 2014, due to a shift in mix from system revenue to disposable, service and accessory revenue. Cost of revenue for systems sold decreased from $2.3 million for the three months ended September 30, 2013 to $1.3 million for the three months ended September 30, 2014, a decrease of approximately 44%, due primarily to decreased Niobe system sales volumes. Gross margin for systems decreased to 40% for the three months ended September 30, 2014 from 47% for the three months ended September 30, 2013. This decrease was primarily due to low margin sales of Odyssey and Odyssey Cinema systems through our distribution agreement with Biosense Webster, Inc. Cost of revenue for disposables, service and accessories has decreased from $1.2 million for the three months ended September 30, 2013 to $1.0 million for the three months ended September 30, 2014, a decrease of 12%. Gross margin for disposables, service and accessories was 85% for the current quarter compared to 82% for the three months ended September 30, 2013. The increase was driven by increased royalty revenue from Biosense Webster’s sale of magnetically enabled catheters.

Research and Development Expenses. Research and development expenses decreased from $1.3 million for the three months ended September 30, 2013 to $1.2 million for the three months ended September 30, 2014, a decrease of approximately 7%. This decrease was primarily due to timing of project based expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $4.1 million for the three months ended September 30, 2013 to $3.7 million for the three months ended September 30, 2014, a decrease of approximately 9%. This decrease was primarily due to rent reduction driven by the lease amendment in the prior year third quarter as well as due to reduced headcount costs and consulting expenses as part of the Company’s continued efforts to contain operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased from $3.0 million for the three months ended September 30, 2013 to $2.8 million for the three months ended September 30, 2014, a decrease of approximately 7%. This decrease was primarily due to rent reduction driven by the lease amendment in the prior year third quarter as well as due to reduced consulting expenses in the current year period.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other expense in prior year also includes the adjustment in fair value of the derivative asset and liability related to the conversion features embedded in the subordinated convertible debentures during periods in which the debentures were outstanding. Other income increased to $2.0 million for the three months ended September 30, 2014 due to the adjustment in fair value of warrants. Other expense was $48.2 million for the three months ended September 30, 2013 due to non-cash charges incurred as a result of capital transactions with convertible note holders and other equity investors.

Interest Expense. Interest expense decreased to $0.8 million for the three months ended September 30, 2014 from $7.6 million for the three months ended September 30, 2013, due primarily to the extinguishment of the convertible debentures and pay off of the line of credit and term loan in 2013.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenue. Revenue decreased from $29.0 million for the nine months ended September 30, 2013 to $25.3 million for the nine months ended September 30, 2014, a decrease of approximately 13%. Revenue from the sale of systems decreased from $10.0 million to $4.7 million, a decrease of approximately 53%. We recognized revenue on one Niobe system which was a Niobe I to Niobe ES system upgrade, a total of $1.4 million for system installation revenue, one Niobe ES system upgrades and a customer deposit for a previously cancelled Niobe system order. In addition, we recognized revenue on a total of $2.0 million for Odyssey and Odyssey Cinema systems and a total of $0.7 million for Vdrive systems during the 2014 period. System revenue for the prior year period included six Niobe ES systems, a total of $0.8 million for Niobe ES upgrades, a total of $3.3 million for Odyssey and Odyssey Cinema systems, and a total of $0.2 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories increased to $20.6 million for the nine months ended September 30, 2014 from $19.0 million for the nine months ended September 30, 2013, an increase of approximately 9%. The increase was attributable to higher disposable sales volume and increased service revenue.

Cost of Revenue. Cost of revenue decreased from $8.2 million for the nine months ended September 30, 2013 to $5.9 million for the nine months ended September 30, 2014, a decrease of approximately 27%. As a percentage of our total revenue, overall gross margin increased to 76% for the nine months ended September 30, 2014 compared to 72% during the same nine month period of the prior year, due to a shift in mix from system revenue to disposable, service and accessory revenue. Cost of revenue for systems sold decreased from $5.1 million for the nine months ended September 30, 2013 to $3.0 million for the nine months ended September 30, 2014, a decrease of approximately 42%, primarily due to decreased system sales volumes across Niobe system and Odyssey system product lines. Gross margin for systems decreased from 49% for the nine months ended September 30, 2013 to 37% for the nine months ended September 30, 2014 due to low margin sales of Odyssey and Odyssey Cinema systems through our distribution agreement with Biosense Webster, Inc. and the sale of a Niobe I to Niobe ES system upgrade. Cost of revenue for disposables, service and accessories has remained consistent with the nine months ended September 30, 2013 at $3.0 million, with an increase in gross margin to 86% from 84% between these periods. The increase is primarily due to increased service margins.

Research and Development Expenses. Research and development expenses decreased from $4.3 million for the nine months ended September 30, 2013 to $4.0 million for the nine months ended September 30, 2014, a decrease of approximately 7%. The decrease is primarily due to lower depreciation expense due to fully depreciated fixed assets as well as due to lower headcount expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $13.2 million for the nine months ended September 30, 2013 to $11.4 million for the nine months ended September 30, 2014, a decrease of approximately 13%. This decrease was primarily due to rent reduction driven by the lease amendment in the prior year third quarter as well as due to reduced headcount costs, including severance costs, as part of the Company’s continued efforts to reduce operating expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $9.5 million for the nine months ended September 30, 2014 from $9.7 million for the nine months ended September 30, 2013, a decrease of 2%. This decrease was primarily due to rent reduction driven by the lease amendment in the prior year third quarter as well as due to reduced consulting and legal expenses in the current year period.

Other Income (Expense). Other income (expense) represents the change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other expense in prior year also includes the adjustment in fair value of the derivative asset and liability related to the conversion features embedded in the subordinated convertible debentures. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next. Other income increased to $2.1 million for the nine months ended September 30, 2014 due primarily to the adjustment of warrants. Other expense was $46.7 million for the nine months ended September 30, 2013 due to non-cash charges incurred as a result of capital transactions with convertible note holders and other equity investors.

Interest Expense. Interest expense decreased from $11.7 million for the nine months ended September 30, 2013 to $2.5 million for the nine months ended September 30, 2014, due primarily to the extinguishment of the convertible debentures and pay off of the line of credit and term loan in 2013.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At September 30, 2014 we had $8.7 million of cash and equivalents. We had working capital of approximately $3.2 million and $4.4 million as of September 30, 2014 and December 31, 2013, respectively. The decrease in the working capital is due principally to the net losses incurred for the first nine months of 2014 and partially offset by the proceeds from Controlled Equity Offering in 2014.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash flow used in operating activities	$(7,793)	$(4,922)
Cash flow used in investing activities	(48)	—
Cash flow provided by financing activities	2,790	5,531

Net cash used in operating activities. We used approximately $7.8 million and $4.9 million of cash for operating activities during the nine months ended September 30, 2014 and 2013, respectively. This increase was primarily driven by changes in working capital generating $3.2 million of cash during the first nine months of 2013 and using $1.4 million of cash during the first nine months of 2014. This increase in cash used by working capital was impacted by higher inventory levels as well as higher payments against accrued liabilities and accounts payable in 2014. The increase in cash used from working capital was partially offset by a decrease in the operating loss during these periods.

Net cash used in investing activities. We used less than $0.1 million during the nine month period ended September 30, 2014 for the purchase of equipment. There were no purchases of equipment for the nine month period ended September 30, 2013.

Net cash provided by financing activities. We generated approximately $2.8 million of cash for the nine month period ended September 30, 2014 compared to the $5.5 million generated for the nine month period ended September 30, 2013. The cash generated for the current year period was driven by proceeds from stock issued through the Controlled Equity Offering. The cash generated in the prior year period was driven by proceeds from the cash exercise of warrants and payments against short term debt.

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

Borrowing facilities

As of September 30, 2014, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank, as well as the Healthcare Royalty Partners debt discussed in the following sections.

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

As of September 30, 2014, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2014 the Company had a borrowing capacity of $6.1 million based on the Company’s collateralized assets. As such, the Company had the ability to borrow $6.1 million under the revolving line of credit at September 30, 2014.

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

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of September 30, 2014.

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

During the three months ended September 30, 2014, the Company sold an aggregate of 161,632 shares of common stock under the Sales Agreement, at an average price of approximately $3.38 per share for gross proceeds of $546,432 and net proceeds of $530,039, after deducting Cantor’s commission and related costs. As of September 30, 2014, $14.9 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of September 30, 2014 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the nine months ended September 30, 2014, sales denominated in foreign currencies were approximately 16% of total revenue and as such, our revenue would have decreased by approximately $0.4 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the nine months ended September 30, 2014, expenses denominated in foreign currencies were approximately 10% of our total expenses and as such, our operating expenses would have decreased by approximately $0.3 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at September 30, 2014 would have resulted in a $0.2 million decrease in the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of September 30, 2014, the Company did not hold any investments.

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

STEREOTAXIS, INC. (Registrant)

Date: November 6, 2014	By:	/s/ William C. Mills III
William C. Mills III, Chief Executive Officer

Date: November 6, 2014	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.