Form 10-K
period 2014-12-31
Stereotaxis, Inc.
filed 2015-03-16
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NASDAQ Capital Market on June 30, 2014) was approximately $65.5 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2015 was 20,732,097.

DOCUMENTS INCORPORATED BY REFERENCE

STEREOTAXIS, INC.

ITEM 1.	BUSINESS

In this report, “Stereotaxis,” the “Company,” “Registrant,” “we,” “us,” and “our” refer to Stereotaxis, Inc. and its wholly-owned subsidiaries. Epoch™, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive™®, Vdrive Duo™, V-CAS™, V-CAS Deflect™, V-Loop™, V-Sono™, QuikCAS™, Cardiodrive®, PowerAssert™, Titan® and Pegasus™ are trademarks of Stereotaxis, Inc. All other trademarks that may appear in this report are the property of their respective owners.

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

OVERVIEW

We design, manufacture and market robotic systems and instruments for use primarily by electrophysiologists for the treatment of abnormal heart rhythms known as cardiac arrhythmias. We offer our proprietary Epoch Solution, an advanced remote robotic navigation system, for use in a hospital’s interventional surgical suite, or “interventional lab”. We believe the Epoch Solution revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency and efficacy for catheter-based, or interventional, procedures.

The Epoch Solution is comprised of the Niobe ES Remote Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), and the Vdrive Robotic Navigation System (“Vdrive system”), and related devices. We consider our technology an important advancement in the ongoing trend toward fully digitized, integrated and automated interventional labs. We believe our technology provides substantial, clinically important improvements over manual interventional methods, which often result in long and unpredictable procedure times with suboptimal therapeutic outcomes. We believe our products also support efficient and effective information management and physician collaboration. The core elements of our technology, especially the Niobe ES system, are protected by an extensive patent portfolio, as well as substantial expertise and trade secrets.

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

As of December 31, 2014, we had approximately $5.7 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. We had backlog of approximately $6.8 million and $8.9 million as of December 31, 2013 and 2012, respectively. Of the December 31, 2014 backlog, we expect approximately 83% to be recognized as revenue over the course of 2015. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the Epoch Solution is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our Epoch Solution can vary significantly from one reporting period to the next.

We have alliances with Siemens AG Medical Healthcare, Philips Healthcare and Biosense Webster, a subsidiary of Johnson & Johnson. Through these alliances, we integrate our Niobe system with Siemens’ and Philips’ market-leading cath lab imaging systems and Biosense Webster’s 3D catheter location sensing technology. The Biosense alliance also provides development and distribution of disposable interventional devices, coordination of marketing and sales efforts in order to continue to introduce new enhancements around the Niobe system, and non-exclusive commercialization of the Odyssey Solution to Biosense customers in the electrophysiology field in certain countries such as the United States. The Siemens and Philips alliances provide for coordination of our sales and marketing efforts with those of our alliance partners to facilitate co-marketing of integrated systems.

THE STEREOTAXIS VALUE PROPOSITION

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

We believe that our systems will:

•

Expand the market by enhancing the treatment of more complex cases. Treatment of a number of major diseases, including atrial fibrillation, ventricular tachycardia, congenital heart diseases, and critical limb ischemia due to chronic total occlusions of peripheral arteries, is highly problematic using conventional wire and/or catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias, such as atrial fibrillation and ventricular tachycardia, are often referred to other more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases interventionally. Because our robotic technology provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult atrial fibrillation, ventricular tachycardia and congenital heart diseases to be treated interventionally on a much broader scale than today.

•

Improve patient outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices can lead to sub-optimal results in many procedures. Conversely, the precise control of multiple complex diagnostic and therapeutic devices by a single physician can lead to better outcomes for the patient. Precise instrument control is necessary for treating a number of cardiac conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. For coronary artery disease, precise and correct navigation and placement of expensive stents also have a significant impact on procedure costs and outcomes. We believe our robotic technology can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by effecting more precise, safe, treatments once these sites are reached.

•

Enhance patient and physician safety. The Niobe system has been used in more than 75,000 procedures and the incidence of reported major adverse cardiac events associated with the use of the system for all procedures is approximately 0.3%. This represents what we believe to be a clinically significant improvement in major complication rates over conventional procedures, which can range as high as 2-6% for complex ablations, and significantly higher for new physicians and fellows. Additionally, during conventional catheter-based procedures, each of the physicians who stand by the patient table to manually control the catheter, the nursing staff assisting with the procedure, and the patient are exposed to the potentially harmful x-ray radiation from the fluoroscopy field. This exposure can be minimized by reducing procedure times. Reducing procedure times is also beneficial to the patient because of the direct correlation between complication rates and procedure length. Our robotic technology can further improve physician safety and reduce physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

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

•

Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Conventional interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that our robotic technology can reduce complex procedure times compared to manual procedures. We believe the Niobe system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from robotics result from decreased use of multiple catheters, high-end deflectable sheaths, guidewires and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

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

OUR PRODUCTS

Niobe® ES Remote Magnetic Navigation System

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

The components of the Niobe system are identified and described below:

Niobe® Remote Magnetic Navigation System. Our Niobe system utilizes two permanent magnets mounted on articulating and pivoting arms that are enclosed within a stationary housing, with one magnet on either side of the patient table. These magnets generate magnetic navigation fields that are less than 10% of the strength of fields typically generated by MRI equipment and therefore require significantly less shielding, and cause significantly less interference, than MRI equipment. The Niobe system is indicated for use in cardiac, peripheral and neurovascular applications.

Cardiodrive® Automated Catheter Advancement System. As the physician conducts the procedure from the adjacent control room, the Cardiodrive Automated Catheter Advancement System (“Cardiodrive”) in conjunction with the QuikCAS automated catheter advancement system is used to remotely advance and retract the electrophysiology catheter in the patient’s heart while the Niobe magnets precisely steer the working tip of the device.

Niobe system revenue represented 12%, 23%, and 26% of revenue for the years ended December 31, 2014, 2013, and 2012, respectively.

Odyssey® Solution

The Odyssey Solution offers a fully integrated, real-time information solution to manage, control, record and share procedures across networks or around the world. We believe that the Odyssey Solution enhances the physician workflow in interventional labs through a consolidated user interface of multiple systems on a single display to enable greater focus on the case and improve the efficiency of the lab. Through the use of a single mouse and keyboard, the Odyssey Solution allows the user to command multiple systems in the lab from a single point of control. In addition, the Odyssey Solution acquires a real-time, remote view of the lab capturing synchronized procedure data for review of important events during cases. The Odyssey Solution enables physicians to access recorded cases and create snapshots following procedures for enhanced clinical reporting, auditing and presentation. The Odyssey Solution enables physicians to establish a comprehensive master archive of procedures performed in the lab providing an excellent tool for training new staff on the standard practices. The Odyssey Solution further enables procedures to be observed remotely around the world with high speed Internet access over a hospital VPN even wirelessly using a standard laptop or Windows tablet computer. The Odyssey Solution may be acquired either as part of the Epoch Solution or on a stand-alone basis for installation in interventional labs and other locations where clinicians desire improved clinical workflows and related efficiencies. Odyssey system revenue represented 8%, 10%, and 14% of revenue for the years ended December 31, 2014, 2013, and 2012, respectively.

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

•

Biosense Webster’s CARTO® RMT navigation and ablation system, CELSIUS® RMT, NAVISTAR® RMT, NAVISTAR® RMT DS, NAVISTAR® RMT THERMOCOOL® and CELSIUS® RMT THERMOCOOL® Irrigated Tip Diagnostic/Ablation Steerable Tip Catheters co-developed by Biosense Webster and Stereotaxis, as described below; and

•

Our suite of Pegasus coronary guidewire designed for use in interventional cardiology procedures for the introduction and placement of over-the-wire therapeutic devices, such as stents and angioplasty balloons.

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

Disposable revenue including royalties represented 39%, 33%, and 32% of revenue for the years ended December 31, 2014, 2013, and 2012, respectively.

Other Recurring Revenue

Other recurring revenue includes revenue from software licenses, product maintenance plans, and other post warranty maintenance. Revenue from services and license fees is deferred and amortized over the service or license fee period, which is typically one year. Other recurring revenue represented 38%, 33%, and 26% of revenue for the years ended December 31, 2014, 2013, and 2012, respectively.

Regulatory Approval

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Niobe system, Cardiodrive, and various disposable interventional devices in the U.S., Canada, Europe, China, Japan, and various other countries.

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Odyssey Solution in the U.S., Canada, European Union, China, Japan and other selected countries and we are in the process of obtaining necessary approvals for extending our markets in other countries.

We have received the CE Mark that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop and V-Sono devices in Europe. In addition, we have received licensing to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop and V-Sono devices in Canada. We have received regulatory clearance that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop, and V-Sono devices in the United States.

We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Pegasus coronary peripheral guidewires in the U.S. and Europe.

Biosense Webster has received FDA approval, and CE Mark for the CARTO® RMT navigation system for use with the Niobe system, the 4mm CELSIUS® RMT Diagnostic/Ablation Steerable Tip Catheter, the 4mm NAVISTAR® RMT Diagnostic/Ablation Steerable Tip Catheter, the 8mm Navistar RMT DS Diagnostic/Ablation Steerable Tip Catheter, and the 3.5mm NAVISTAR® RMT THERMOCOOL® Irrigated Tip Catheter. In addition, Biosense Webster has received FDA approval and CE Mark for the 3.5mm CELSIUS® RMT THERMOCOOL® Irrigated Tip Catheter. Biosense Webster also received China CFDA approval and Japan PMDA approval for the CARTO® RMT navigation system for use with the Niobe system, and the 3.5mm NAVISTAR® RMT THERMOCOOL® Irrigated Tip Catheter. Our alliance with Biosense Webster provides for co-development of catheters that can be navigated with our system, both with and without Biosense Webster’s 3D catheter location sensing technology. In addition, we can utilize technology which allows our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system. See “Strategic Alliances – Disposable Devices Alliance” below for a description of our arrangements with Biosense Webster.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS AND CUSTOMERS

Our total U.S. revenue was $21.6 million, $24.0 million, and $27.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. Our total international revenue was $13.4 million, $14.0 million and $19.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. No single country other than the U.S. accounted for more than 10% of total revenue for the years ended December 31, 2014, 2013, or 2012. Biosense Webster Inc. accounted for $4.7 million, $3.9 million, and $3.4 million, or 13%, 10%, and 7%, of total revenue for the years ended December 31, 2014, 2013, and 2012, respectively. No other customers accounted for more than 10% of total revenue for the years ended December 31, 2014, 2013, or 2012.

CLINICAL APPLICATIONS

We have focused our clinical and commercial efforts on applications of the Epoch Solution primarily in electrophysiology procedures for the treatment of arrhythmias and secondarily in complex interventional cardiology procedures for the treatment of coronary artery disease. Our system potentially has broad applicability in other areas, such as structural heart repair, interventional neurosurgery, interventional neuroradiology, peripheral vascular, renal denervation, pulmonology, urology, gynecology and gastrointestinal medicine, and some of our patents may be applicable in these areas as well.

Electrophysiology

The rhythmic beating of the heart results from the transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in symptoms that can range from fatigue to stroke or death. Over 4.0 million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias. The most common arrhythmia in adults is atrial fibrillation. This chaotic electrical activity of the top chambers of the heart is estimated to be present in three million people in the United States and over seven million people worldwide. The incidence is expected to continue to rise as the population ages and life expectancy continues to increase. Atrial fibrillation is a major physical and economic burden. This arrhythmia is associated with stroke, heart failure, and adverse symptoms causing patients to be very motivated to seek treatment. The combination of symptoms, prevalence and co-morbidities make atrial fibrillation a major economic factor in healthcare. We believe payors are very interested in therapies that may reduce the financial impact of this disease.

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

We believe more than 3,000 interventional labs around the world are currently capable of conducting electrophysiology procedures. Approximately 700,000 electrophysiology procedures are performed annually worldwide, and procedure growth rate is 10% annually.

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

We believe approximately 11,000 interventional labs worldwide are currently capable of conducting interventional cardiology. Approximately 4 million interventional cardiology procedures are performed annually in the U.S. alone. We estimate that approximately 10-15% of these interventional cardiology procedures currently being performed are complex and therefore require longer procedure times and may have sub-optimal outcomes. We believe that our system can substantially benefit this subset of complex interventional cardiology procedures.

Interventional Neuroradiology, Neurosurgery and Other Interventional Applications

Physicians used a predecessor to our Niobe system to conduct a number of procedures for the treatment of brain aneurysms, a condition in which a portion of a blood vessel wall balloons and which can result in debilitating or fatal bleeding and strokes. We believe the Niobe system also has a range of potential applications in minimally invasive neurosurgery, including biopsies and the treatment of tumors, treatment of vascular malformations and fetal interventions.

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

Disposables Devices Alliance

Biosense Webster Alliance. Through our alliance with Biosense Webster, we have successfully integrated Biosense Webster’s advanced 3D catheter location sensing technology, which we believe has the leading market position in this important field of visualization for electrophysiology procedures, with the Niobe system. We have jointly developed associated location and non-location sensing electrophysiology mapping and ablation catheters that are navigable with the Niobe system. We believe that these integrated products provide physicians with the elements required for effective complex electrophysiology procedures: highly accurate information as to the exact location of the catheter in the body and highly precise control over the working tip of the catheter. We also coordinate our sales force efforts with Biosense Webster in order to place Biosense CARTO® RMT systems and our Niobe systems that, together with the co-developed catheters, comprise the full integration of our instrument control and 3D location sensing technologies in the interventional lab. Additionally, Biosense Webster has non-exclusive rights to resell Stereotaxis’ Odyssey products, including Odyssey Vision and Odyssey Cinema systems in most countries.

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 9%, 8%, and 7% of revenue for the years ended December 31, 2014, 2013, and 2012, respectively. These royalties are used to make payments under the debt agreement with Healthcare Royalty Partners II, L.P. (formerly “Cowen Healthcare Royalty Partners II, L.P.”) as discussed in Item 7.

Biosense Webster’s distribution rights for co-developed catheters are exclusive through December 31, 2015 and thereafter are nonexclusive until December 31, 2018. Biosense Webster’s rights to distribute such products in Japan is exclusive to the later of December 31, 2017 or five years after the date of approval of the applicable product for sale in Japan and on a nonexclusive basis to the later of December 31, 2020 or eight years after the date of approval of the applicable product for sale in Japan. The catheter most recently developed under the collaboration activities with Biosense Webster was approved for sale in Japan on March 22, 2013. Additionally, Biosense Webster agreed to expand the product offering covered by the agreement to include a next generation irrigated magnetic catheter, subject to mutually agreeable terms. If a next generation of catheter is commercialized, Biosense Webster’s exclusive distribution rights will be extended.

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

Our research and development team collaborates with our strategic partners, Siemens, Philips, and Biosense Webster, to integrate our Niobe system’s open architecture platform with key imaging, location sensing and information systems in the interventional lab. We have also collaborated with a number of highly regarded interventional physicians in key clinical areas and have entered into agreements with a number of universities and teaching hospitals, which serve to increase our access to world class physicians and to expand our name recognition in the medical community. Our research and development expenses for the years ending December 31, 2014, 2013, and 2012, were $5.2 million, $5.7 million, and $8.4 million, respectively.

CUSTOMER SERVICE AND SUPPORT

We provide worldwide maintenance and support services to our customers for our integrated products directly or with the assistance of outsourced product and service representatives. By utilizing these relationships, we provide direct, on-site technical support activities, including call center, customer support engineers and service parts logistics and delivery. In certain situations, we use these third parties as a single point of contact for the customer, which allows us to focus on providing installation, training, and back-up technical support.

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

MANUFACTURING

Niobe, Odyssey, and Vdrive Systems

Our manufacturing strategy for our Niobe system and Odyssey Solution is to sub-contract the manufacture of major subassemblies of our system to maximize manufacturing flexibility and lower fixed costs. Our current manufacturing strategy for Vdrive system is to build all subassemblies in-house using sub-contract manufactured components. We maintain quality control for all of our systems by completing final system assembly and inspection in-house.

We purchase both custom and off-the-shelf components from a large number of suppliers and subject them to quality specifications and processes. Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers (the only recognized supply source available to us) or single-sourced suppliers (the only approved supply source for us among other sources). We purchase the majority of our components and major assemblies through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of finished goods.

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

General

Our manufacturing facility operates under processes that meet the FDA’s requirements under the Quality System Regulation (QSR). Our ISO registrar and European notified British Standard Institution (BSI) has audited our facility annually since 2001 and found the facility to be in compliance with relevant requirements. The initial ISO 9001 certification was issued in January 2002 and the most recent ISO 13485 certificate was issued in 2013.

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

In countries outside the United States, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. In the European Union, we believe that substantially all of the procedures, whether commercial or in clinical trials, conducted with the Niobe system or Vdrive system has been reimbursed to date. In Japan, the Ministry of Health, Labor and Welfare (MHLW) has classified the Niobe system as a C2 medical device (the highest reimbursement category), and has established a “technical fee” of Japanese Yen 50,000. In other foreign countries, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all.

See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

The proprietary nature of, and protection for, our products, processes and know-how are important to our business. We seek patent protection in the United States and internationally for our systems and other technology where available and when appropriate.

We have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposable interventional devices and our 3D integration technology. As of December 31, 2014, we had 95 issued U.S. patents, 2 co-owned U.S. patents and 1 licensed-in U.S. patent. In addition, we had 20 pending U.S. patent applications and 2 co-owned U.S. patent applications. As of December 31, 2014 we had 40 issued foreign patents and 10 owned foreign patent applications. The key patents that protect our Niobe system extend until 2022 and beyond. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted in the future will provide us with protection.

It would be technically difficult and costly to reverse engineer our Niobe system, which contains numerous complex algorithms that control our disposable devices inside the magnetic fields generated by the Niobe system. We further believe that our patent portfolio is broad enough in scope to enable us to obtain legal relief if any entity not licensed by us attempted to market disposable devices in the U.S. that can be navigated by the Niobe system. We can also utilize security keys, such as embedded smart chips or associated software that could allow our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system.

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

In addition, we seek to protect our proprietary information by entering into confidentiality, assignment of invention or license agreements with our employees, consultants, contractors, advisers and other third parties. However, we believe that these measures afford only limited protection.

COMPETITION

The markets for medical devices are intensely competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards and price erosion.

In electrophysiology we consider the primary competition to our Epoch Solution to be traditional catheter-based electrophysiology ablation approaches including RF (radiofrequency) ablation and non-RF therapies. To our knowledge, we are the only company that has commercialized remote, digital and direct control of the working tip of catheters for use in RF ablation procedures. Our success depends in part on convincing hospitals and physicians to convert traditional interventional procedures to procedures using our Epoch Solution.

We face competition from companies that are developing and marketing new products for use in electrophysiology. These products include next generation mapping systems and RF ablation devices with which our Epoch Solution is not currently compatible, as well as new products for use in other interventional therapies. Some of these products are marketed by companies that may have an established presence in the field of electrophysiology, including major imaging, capital equipment and disposables companies that are currently selling products in the interventional lab. In addition, we face competition from companies that currently market or are developing drugs, gene or cellular therapies to treat the conditions for which our products are intended.

We also face competition from companies that are developing remote interventional techniques. We are aware of one public company and one private company that have commercialized electrophysiology catheter navigation systems which have been cleared by the FDA for mapping procedures only. In addition, we are aware of one private company with an electromagnetic catheter navigation system that has received CE Mark approval in Europe.

We face direct competition to certain products in our Odyssey Solution, such as the Odyssey Vision system. These competitors include established imaging companies as well as dedicated solution providers. We expect to continue to face competitive pressure in this market in the future, based on the rapid pace of advancements with this technology.

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

GOVERNMENT REGULATION

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. The U.S. FDA regulates the development, testing, manufacturing, labeling, storage, recordkeeping, promotion, marketing, distribution and service of medical devices in the U.S. to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the U.S. to international markets and the importation of medical devices manufactured abroad.

In many foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA or other U.S. regulations. In addition, our products must meet the requirements of a large and growing body of international standards which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products. Failure to meet these standards could limit the ability to market our products in those regions which require compliance to such standards. Examples of groups of such standards are electrical safety standards such as those of the International Electrotechnical Commission and composition standards such as the Reduction of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) Directives.

U.S. Food and Drug Administration

Unless an exemption applies, each medical device we wish to commercially market in the United States will require either 510(k) clearance or pre-market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device, known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring pre-market approval, or PMA. All of our current products are Class II devices requiring 510(k) clearances. Biosense Webster’s compatible catheters used with our Niobe system are Class III therapeutic devices and are subject to the PMA process.

When a 510(k) clearance is required, we must submit a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications. The FDA may require further information, including clinical trial results, to make a determination regarding substantial equivalence. The FDA’s 510(k) clearance process usually takes from four to 12 months, but can take longer.

If a device is not eligible for the 510(k) clearance process, a PMA must be submitted to the FDA. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate reasonable evidence of the device’s safety and efficacy to the FDA’s satisfaction. The PMA process is much more costly, lengthy and uncertain than the 510(k) clearance process, and it generally takes from one to three years, but can take longer. We cannot be sure that the FDA will ever grant either 510(k) clearance or pre-market approval for any product we propose to market in the United States.

After a device receives 510(k) clearance or a PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new clearance or approval.

After a device is placed on the market, numerous regulatory requirements apply. These include:

•

The Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, documentation and other quality assurance procedures during product design and throughout the manufacturing process;

•	Labeling requirements and the FDA prohibitions against promoting products for uncleared, unapproved or “off-label” uses; and

•

Medical device reporting regulations, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations. If we fail to comply with the QSR requirements, we may receive a warning letter from the FDA or be subject to other enforcement actions. The FDA also has the authority to require us to repair, replace or refund the cost of any medical device that we have manufactured or distributed.

International Regulation

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries may differ from that required to obtain FDA clearance or approval.

The primary regulatory environment in Europe is that of the European Union, which encompasses most of the major countries in Europe. The European Union, along with other member countries of the European Economic Area, or EEA, requires that manufacturers of medical products obtain the right to affix the CE Mark to their products before selling them in member countries of the EEA. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable directives. In order to obtain the right to affix the CE Mark to products, a manufacturer must obtain certification that its processes meet certain quality standards. Compliance with the Medical Device Directive, as certified by a recognized European Notified Body, permits the medical device manufacturer to affix the CE Mark on its products and commercially distribute those products throughout the EEA. We are subject to annual surveillance audits and periodic re-certification audits in order to maintain our CE Mark permissions.

To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they receive regulatory (“Shonin”) approval. We are subject to additional regulations in other foreign countries, including, but not limited to, Canada, Taiwan, China, Korea, and Russia, in order to sell our products. We intend that either we or our distributors will receive any necessary approvals or clearance prior to marketing our products in these international markets.

Please refer to “Regulatory Approval” in Item 1 of this annual report for a description of the regulatory clearance, licensing and/or approvals we currently have or are pursuing.

Anti-Kickback Laws

We are subject to various federal and state laws relating to healthcare fraud and abuse, including anti-kickback laws. The U.S. Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments, and providing anything of value at less than fair market value. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.

Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

Transparency Laws

Under the Physician Payments Sunshine Act, or the Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act, we are required to track and report to the federal government on an annual basis, subject to certain exceptions, all payments and other transfers of value to U.S. physicians and teaching hospitals, as well as ownership interests held by physicians in our equity. Such data will be made available by the government on a publicly searchable website. In addition, we are subject to similar state laws related to the tracking and reporting of certain payments and other transfers of value to healthcare professionals.

HIPAA and Other Privacy Laws

We are subject to laws and regulations protecting the privacy and integrity of patient medical information, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information, and the applicable Privacy and Security Standards of HITECH, the Health Information Technology for Economic and Clinical Health Act. HIPAA also prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. In addition to federal regulations issued under HIPAA, some states and foreign countries have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our operations and procedures to comply with the more stringent state and foreign laws, which may entail significant and costly changes for us.

Certificate of Need Laws

In a number of states in the U.S., a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or various types of advanced medical equipment, such as our Niobe system. Many of the states in which we sell Niobe systems have laws that require institutions located in those states to obtain a certificate of need in connection with the purchase of our system, and some of our purchase orders are conditioned upon our customer’s receipt of necessary certificate of need approval.

Employees

As of December 31, 2014, we had 133 employees, 22 of whom were engaged directly in research and development, 62 in sales and marketing activities, 22 in manufacturing and service, 4 in regulatory, clinical affairs and quality activities, 5 in training activities and 18 in general administrative and accounting activities. A significant majority of our employees is not covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

As of December 31, 2014, we had cash and cash equivalents of $7.3 million and working capital of $4.6 million. We incurred operating losses of $5.4 million, $8.8 million, and $10.6 million in 2014, 2013 and 2012, respectively. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our auditors included an explanatory paragraph regarding our ability to continue as a going concern in their auditors’ report on our 2012 and 2013 financial statements as well. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment. In addition, our continued receipt of an opinion from our auditors that expresses doubt about our ability to continue as a going concern may impair our ability to raise new capital, obtain new customers, and hire and retain employees.

We may not be able to comply with debt covenants and may have to repay outstanding indebtedness.

We have financed our operations through equity transactions, a financing of our catheter royalty stream under the Healthcare Royalty Partners II, L.P. (formerly “Cowen Healthcare Royalty Partners II, L.P.”) facility entered into in November 2011, as well as bank and other borrowings. In the first quarter of 2014, we extended our revolving line of credit, which matures on March 31, 2015. In addition, our current borrowing agreements contain various covenants, including financial covenants under our credit agreement with our primary lender. The covenants in these various agreements are similar, but are not identical in all respects. If we violate our covenants, we could be required to repay the indebtedness as to which that default relates. In addition, as a result of various cross-default provisions in these agreements, a violation of the covenants under one or more of such agreements could trigger our obligation to repay all of our existing indebtedness. We could be unable to make these payments, which could lead to insolvency. Even if we are able to make these payments, it will lead to the lack of availability for additional borrowings under our bank loan agreement due to our borrowing capacity. There can be no assurance that we will be able to maintain compliance with these covenants or that we could replace this source of liquidity if these covenants were to be violated and our loans and other borrowed amounts were forced to be repaid.

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

In 2014, 2013 and 2012, we experienced decreases in our backlog. These, or similar events, have occurred in the past and are likely to occur in the future, causing delays in revenue recognition or even removal of orders and other commitments from our backlog. Such events would have a negative effect on our revenue and results of operations.

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

Our product commercialization plans could be disrupted, leading to lower than expected revenue and a material and adverse impact on our results of operations and cash flow, if:

•

we fail to or are unable to maintain adequate compatibility of our products with the most prevalent imaging products or disposable interventional devices expected by our customers for their clinical practice;

•	any of our collaboration partners delays or fails in the integration of its technology or new products with our Niobe system;

•	any of our collaboration partners fails to develop or commercialize the integrated products in a timely manner; or

•	we become involved in disputes with one or more of our collaboration partners regarding our collaborations.

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

Our products must compete with traditional interventional methods. These methods are widely accepted in the medical community, have a long history of use and do not require the purchase of an additional expensive piece of capital equipment. In addition, many of the medical conditions that can be treated using our products can also be treated with pharmaceuticals or other medical devices and procedures. Many of these alternative treatments are also widely accepted in the medical community and have a long history of use.

We are aware of one public company and one private company that have commercialized electrophysiology catheter navigation systems which have been cleared by the FDA for mapping procedures only. In addition, we are aware of one private company with an electromagnetic catheter navigation system that has received CE Mark approval in Europe.

We face competition from companies that are developing drugs, gene or cellular therapies or other medical devices or procedures to treat the conditions for which our products are intended. The medical device and pharmaceutical industries make significant investments in research and development, and innovation is rapid and continuous. Other companies in the medical device industry continue to develop new devices and technologies for traditional interventional methods.

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

We have incurred substantial net losses since inception, and we expect to incur losses into 2015 as we continue the commercialization of our products. We are still in the process of realizing the full potential of the commercialization of our technology, and will need to continue to make improvements to that technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain. Although we have achieved operating profitability during one quarter, we may not achieve profitable operations on an annual basis, and if we achieve profitable operations, we may not sustain or increase profitability on a quarterly or annual basis. If we require more time than we expect to generate significant revenue and achieve annual profitability, or if we are unable to sustain profitability once achieved, we may not be able to continue our operations. Our failure to achieve annual profitability or sustain profitability on an annual or quarterly basis could negatively impact the market price of our common stock. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

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

We subcontract all or part of the manufacture and assembly of components of our Niobe ES system, Odyssey Solution, and Vdrive system, and all of our disposable devices. The products we design may not satisfy all of the performance requirements of our customers and we may need to improve or modify the design or ask our subcontractors to modify their production process in order to do so. In addition, we or our subcontractors may experience quality problems, substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, our revenue may be impacted.

We may be unable to protect our technology from use by third parties.

Our commercial success will depend in part on obtaining patent and other intellectual property right protection for the technologies contained in our products and on successfully defending these rights against third party challenges. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We cannot assure you that we will obtain the patent protection we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to re-examination proceedings in the U.S. Patent and Trademark Office, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office, which proceedings could result in either loss of the patent, or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re-examination, and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in patents being issued and certain foreign patent applications for medical related devices and methods may be found unpatentable. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must be designated as Class I, exempt from premarket approval or notification, or first receive either a 510(k) clearance or a pre-market approval, or PMA, from the U.S. FDA pursuant to the Federal Food, Drug, and Cosmetic Act, or FD&C Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for many of our products, including disposable interventional devices, and we are able to market these products commercially in the U.S., our business model relies significantly on revenue from disposable interventional devices, some of which may not achieve FDA clearance or approval. We cannot assure you that any of our devices will not be required to undergo the lengthier and more burdensome PMA process. We cannot commercially market any disposable interventional devices in the U.S. until the necessary clearances or approvals from the FDA have been received. In addition, we are working with third parties to co-develop disposable products. In some cases, these companies are responsible for obtaining appropriate regulatory clearance or approval to market these disposable devices. If these clearances or approvals are not received or are substantially delayed or if we are not able to offer a sufficient array of approved disposable interventional devices, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

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

In order to market our products outside of the U.S., we and our strategic alliances or distributors must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA approval in the U.S. In addition, we are relying on our strategic alliances in some instances to assist us in this regulatory approval process in countries outside the U.S. and Europe, for example, in Japan.

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

Risks Related To Our Common Stock

If we fail to continue to meet all applicable NASDAQ Capital Market requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, which would impair the value of your investment and ultimately harm our business by limiting our access to equity markets for capital raising.

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements, including the requirement to maintain a market value of listed securities of at least $35 million. During the fourth quarter 2014, our market value of listed securities occasionally dropped below $35 million. If we fail to maintain a market value of listed securities of at least $35 million for 30 consecutive business days, we expect to receive notice from the NASDAQ Listing Qualifications Department notifying us that our common stock is subject to delisting unless we are able to demonstrate compliance with the market value of listed securities requirement during the applicable grace periods. We may be unable to demonstrate such compliance in a timely manner. It is also possible that we would otherwise fail to satisfy another NASDAQ requirement for the continued listing of our common stock. If we fail to continue to meet all applicable NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, which would adversely affect our ability to obtain financing for the continuation of our operations, as a result, harming our business. This delisting could also impair the value of your investment.

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

We have outstanding warrants to purchase 2.2 million shares of the Company’s common stock at a weighted average exercise price of $6.12, with prices ranging from $1.55 to $42.50. A significant number of shares of our common stock are subject to stock options and stock appreciation rights, and we may request the ability to issue additional such securities to our employees. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. While we cannot predict the effect, if any, that future exercises of warrants or future sales of debt, our common stock, other equity securities or securities convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock, it is likely that sales of substantial amounts of our common stock (including shares issued upon the exercise of warrants, stock options, stock appreciation rights or the conversion of any convertible securities outstanding now or in the future), or the perception that such sales could occur, will adversely affect prevailing market prices for our common stock.

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

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts, or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

•	demand for our products;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	the success of our alliances with Siemens, Philips and Biosense Webster and others;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

•	our ability to obtain regulatory clearances or approvals for our new products; and

•	our ability to obtain and protect proprietary rights.

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

Our common stock is traded on the NASDAQ Capital Market and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2014, our common stock traded between $1.32 and $6.34 per share, on trading volume ranging from approximately 3,400 to 5.1 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

These factors, as well as general economic, credit, political and market conditions, may materially adversely affect the market price of our common stock. As with the stock of many other public companies, the market price of our common stock has been particularly volatile during the recent period of upheaval in the capital markets and world economy. This excessive volatility may continue for an extended period of time following the filing date of this report. Furthermore, the stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Volatility in the price of our common stock on the NASDAQ Capital Market may depress the trading price of our common stock, which could, among other things, allow a potential acquirer of the Company to purchase a significant amount of our common stock at low prices. In addition, the volatility of our stock price could lead to class action securities litigation being filed against us, which could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2014 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. This space is leased under an agreement through December 31, 2018.

We lease approximately 3,900 square feet of office space in Maple Grove, Minnesota, under a lease agreement through October 31, 2015, and have leased office space in Amsterdam, The Netherlands through

August 31, 2015. In addition, we lease an office space in Beijing, China under a lease agreement through September 8, 2015. In 2014, we entered a new lease agreement for an office space in Japan through October 31, 2015.

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

	High	Low
Year Ended December 31, 2014
First Quarter	$6.34	$3.60
Second Quarter	4.74	3.10
Third Quarter	3.61	2.30
Fourth Quarter	2.35	1.32

Year Ended December 31, 2013
First Quarter	$3.28	$1.77
Second Quarter	2.07	1.31
Third Quarter	10.85	1.21
Fourth Quarter	6.24	3.10

As of February 28, 2015, there were approximately 324 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

STOCK PRICE PERFORMANCE GRAPH

The following graph shows the total stockholder return from December 31, 2009 through December 31, 2014 for a $100 investment in Stereotaxis, Inc., the NASDAQ Composite (U.S.) Index and the NASDAQ OMX Global Index. All values assume reinvestment of the full amount of all dividends although dividends have never been declared on Stereotaxis’ common stock. The stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return

Among Stereotaxis Inc, The NASDAQ Stock Market,

and The NASDAQ OMX Global Index

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Revenue	$35,011,276	$38,031,081	$46,562,434	$41,987,432	$54,051,237
Cost of revenue	8,223,380	11,001,301	14,781,055	12,498,081	15,564,687

Gross margin	26,787,896	27,029,780	31,781,379	29,489,351	38,486,550

Operating costs and expenses:
Research and development	5,158,331	5,672,058	8,405,086	12,886,488	12,244,163
Sales and marketing	15,168,940	17,132,093	20,607,999	31,635,415	30,178,818
General and administrative	11,845,289	13,066,103	13,394,556	16,908,656	15,022,689

Total operating expenses	32,172,560	35,870,254	42,407,641	61,430,559	57,445,670

Operating loss	(5,384,664)	(8,840,474)	(10,626,262)	(31,941,208)	(18,959,120)
Interest and other income (expense), net (1) (2)	182,223	(59,917,115)	1,387,835	(89,967)	(964,367)

Net loss	$(5,202,441)	$(68,757,589)	$(9,238,427)	$(32,031,175)	$(19,923,487)

Basic and diluted net loss per common share	$(0.26)	$(5.95)	$(1.33)	$(5.84)	$(3.94)

Shares used in computing basic and diluted net loss per common share	19,945,038	11,554,566	6,944,928	5,482,627	5,052,200

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$7,270,301	$13,775,130	$7,777,718	$13,954,919	$35,248,819
Working capital	4,566,908	4,351,694	(5,715,760)	(6,596,218)	12,395,426
Total assets	23,880,771	31,076,396	32,165,944	39,931,832	65,761,792
Long-term debt, less current maturities	18,388,764	18,481,478	16,824,736	17,290,531	8,000,000
Accumulated deficit	(458,605,903)	(453,403,462)	(384,645,873)	(375,407,446)	(343,376,271)
Total stockholders’ equity	(12,549,718)	(11,701,995)	(18,790,226)	(18,828,895)	10,475,246

(1)	Other income recorded in 2010 includes $1.5 million in grants under the Qualifying Therapeutic Discovery Project Program.
(2)

Other income (expense) recorded in 2014, 2013, 2012, 2011, and 2010 includes $3.5 million, ($47.3) million, $8.2 million, $3.4 million, and $0.6 million in warrant and other mark-to-market adjustments, respectively.

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

The Niobe ES robotic system is the latest generation of the Niobe Robotic Magnetic Navigation System (“Niobe system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, Japan and various other countries.

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

Since our inception, we have generated significant losses. As of December 31, 2014, we had incurred cumulative net losses of approximately $458.6 million. As of December 31, 2014, the Company had an installed base of 119 Niobe ES systems. In 2015, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption. Although we achieved an operating profit in the fourth quarter 2014, we expect to have negative cash flow from operations into 2015 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. Our existing cash, cash equivalents and borrowing facilities may not be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, which would require us to obtain additional financing before that time.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We review our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements.

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

Results of Operations

Comparison of the Years ended December 31, 2014 and 2013

Revenue. Revenue decreased to $35.0 million for the year ended December 31, 2014, from $38.0 million for the year ended December 31, 2013, a decrease of approximately 8%. Revenue from sales of systems decreased to $7.8 million for the year ended December 31, 2014, from $12.7 million for the year ended December 31, 2013, a decrease of approximately 38%. We recognized revenue on three Niobe ES systems, a total of $1.8 million for system installation revenue, two Niobe ES system upgrades and a customer deposit for a previously cancelled Niobe system order. In addition, we recognized revenue on a total of $2.8 million for Odyssey and Odyssey Cinema systems, and a total of $0.8 million for Vdrive systems during the 2014 reporting period compared to nine Niobe ES systems, and a total of $0.9 million for Niobe ES upgrades, $3.7 million for Odyssey and Odyssey Cinema systems, and a total of $0.3 million for Vdrive systems during the 2013 reporting period. Revenue from sales of disposable interventional devices, service and accessories increased to $27.2 million for the year ended December 31, 2014, from $25.3 million for the year ended December 31, 2013, an increase of approximately 7%. The increase was attributable to higher disposable sales volume and increased service revenue.

Cost of Revenue. Cost of revenue decreased to $8.2 million for the year ended December 31, 2014, from $11.0 million for the year ended December 31, 2013, a decrease of approximately 25%. As a percentage of our total revenue, overall gross margin increased from 71% for the year ended December 31, 2013, to 77% for the year ended December 31, 2014, due to a shift in mix from system revenue to disposable, service, and accessories revenue. Cost of revenue for systems sold decreased to $4.2 million for the year ended December 31, 2014, from $6.9 million for the year ended December 31, 2013, a decrease of approximately 39%. This decrease was primarily due to decreased Niobe system sales volumes. Gross margin for systems was 46% for both the years ended December 31, 2014 and December 31, 2013. Cost of revenue for disposable interventional devices, service and accessories decreased to $4.0 million for the year ended December 31, 2014, from $4.1 million for the year ended December 31, 2013, resulting in an increase in gross margin to 85% from 84% between these periods. The increase is primarily due to improved service margins.

Research and Development Expense. Research and development expense decreased to $5.2 million for the year ended December 31, 2014 from $5.7 million for the year ended December 31, 2013, a decrease of approximately 9%. The decrease is primarily due to lower depreciation, reduced headcount expenses and timing of project based expenses.

Sales and Marketing Expense. Sales and marketing expense decreased to $15.2 million for the year ended December 31, 2014, from $17.1 million for the year ended December 31, 2013, a decrease of approximately 11%. The decrease was driven by the lease amendment in the prior year third quarter and a reduction in headcount costs, including severance costs, as part of the Company’s continued efforts to reduce operating expenses.

General and Administrative Expense. General and administrative expenses include regulatory, clinical, general management and routine training expenses. General and administrative expense decreased to $11.8 million for the year ended December 31, 2014, from $13.1 million for the year ended December 31, 2013, a decrease of approximately 9%. The decrease was primarily due to rent reduction driven by the lease amendment in the prior year third quarter and a reduction in consulting and legal expenses in the current year period.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other expense in prior year also includes the adjustment in fair value of the derivative asset and liability related to the conversion features embedded in the subordinated convertible debentures during periods in which the debentures were outstanding. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next. Other income increased to $3.5 million for the year ended December 31, 2014 due primarily to the adjustment in fair value of warrants. Other expense was $47.3 million for the year ended December 31, 2013 due to non-cash charges incurred as a result of capital transactions with convertible note holders and other equity investors.

Interest Expense. Interest expense decreased to $3.3 million for the year ended December 31, 2014 from $12.6 million for the year ended December 31, 2013, due primarily to the extinguishment of the convertible debentures and pay off of the line of credit and term loan in 2013.

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

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2014, 2013 and 2012 to reflect these uncertainties. As of December 31, 2014, we had gross federal net operating loss carryforwards of approximately $85.0 million which will expire between 2018 and 2034. As of December 31, 2014, we had state net operating loss deferred tax assets of approximately $1.4 million which will expire at various dates between 2015 and 2034 if not utilized. We may not be able to utilize all of these loss carryforwards prior to their expiration.

Capital Resources

As of December 31, 2014, our accumulated deficit was $458.6 million with cash, cash equivalents, and short-term investments of $7.3 million, and $18.4 million debt principal outstanding. Since inception, we have financed our operations primarily through cash generated by operations, borrowings on our revolving line of credit and proceeds from our debt and stock offerings. As of December 31, 2014, our borrowing facilities were comprised of a revolving line of credit with $4.5 million of unborrowed availability with our primary lender, Silicon Valley Bank, as well as the Healthcare Royalty Partners debt discussed in the following sections.

Revolving line of credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was last amended on March 28, 2014, extending the maturity date one year to March 31, 2015 and increasing the maximum available under the line from $3 million to $10 million subject to the value of collateralized assets. The current agreement requires the Company to maintain a minimum tangible net worth of not less than (no worse than) negative $21 million, with such minimum requirement subject to increase under certain circumstances as described in the agreement, and to maintain a liquidity ratio of greater than 1.75:1.00, excluding certain short term advances from the calculation.

As of December 31, 2014, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2014 the Company had a borrowing capacity of $4.5 million based on the Company’s collateralized assets.

Between 2008 and August 2013, the Company’s agreement with the primary lender was secured in part by guarantees provided by certain affiliates of current or former members of our Board of Directors, “the Lenders”. As discussed below, in exchange for their guarantees, the Company issued the Lenders five year warrants at each extension of the revolving working line of credit. In August, 2013, the Company and the Bank agreed to eliminate the guarantees provided by the Lenders.

Term note

In 2010, the Company entered into a $10 million term loan maturing on December 31, 2013, with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrued at the rate of prime plus 3.5%. Under this agreement, the Company provided its primary lender with warrants to purchase 11,111 shares of common stock. The warrants are exercisable at $36.00 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black-Scholes method, was deferred and amortized to interest expense ratably over the life of the term loan. The term note was paid in full in September 2013.

Healthcare Royalty Partners Debt

In November 2011, the Company entered into a loan agreement with Healthcare Royalty Partners (formerly “Cowen Healthcare Royalty Partners II, L.P.”). Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the nine months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the twelve months ended December 31, 2012. The loan will be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Healthcare Royalty Partners will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of

16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, the royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The Agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender.

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

Reverse Stock Split

On July 10, 2012, the Company filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to implement a one-for-ten reverse split of our common stock (the “Reverse Stock Split”). The Reverse Stock Split was effective as of July 10, 2012, and the Company’s common stock began trading on a post-split basis on July 11, 2012.

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

Common Stock

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and certain conditions of our agreement with our primary lender. No dividends have been declared or paid as of December 31, 2014.

Issuances of Common Stock

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

Between March and July 2013, the Company amended its agreement with its primary lender and extended the $3 million guarantee of the revolving credit facility provided by affiliates of current and former members of the Board of Directors, “the Lenders”. As a result of these extensions, the Company issued the Lenders warrants to purchase common stock. The lenders received 113,636 warrants at $1.98 per share, 48,387 warrants at $1.55 per share, and 14,313 warrants at $5.24 per share.

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

During the twelve months ended December 31, 2014, the Company sold an aggregate of 878,077 shares of common stock under the Sales Agreement, at an average price of approximately $3.57 per share for gross proceeds of $3,131,201 and net proceeds of $3,037,265, after deducting Cantor’s commission. As of December 31, 2014, $14.9 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Cash flow used in operating activities	$(9,092)	$(6,332)	$(12,118)
Cash flow used in investing activities	(124)	—	(131)
Cash flow provided by financing activities	2,711	12,329	6,071

Net cash used in operating activities. We used approximately $9.1 million, $6.3 million, and $12.1 million of cash in operating activities during the years ended December 31, 2014, 2013, and 2012, respectively. The decrease in cash used in operating activities from December 31, 2012 to 2013, is primarily a result of changes in working capital. The increase in cash used in operating activities from 2013 to 2014 is the result of changes in working capital partially offset by a reduction in operating loss.

Net cash used in investing activities. There were no purchases of equipment during the year ended December 31, 2013. We used approximately $0.1 million during the years ended December 31, 2012 and December 31, 2014, for the purchase of property and equipment.

Net cash provided by financing activities. We generated approximately $2.7 million from financing activities during the year ended December 31, 2014 compared to $12.3 million generated for the year ended December 31, 2013 and $6.1 million generated for the year ended December 31, 2012. The decrease from 2013 to 2014 in cash generated was primarily due to lower proceeds from equity transactions with 2014 proceeds from the controlled equity offering of $2.9 million compared to $21.3 million generated from 2013 warrant exercises and rights offering offset by a $9.0 million reduction in debt pay down. The increase in cash generated from 2012 to 2013 was primarily driven by increased stock transactions, including warrant exercises, of $12.2 million compared to 2012 offset by reduced debt financing of $5.9 million in 2013 compared to 2012.

At December 31, 2014, we had working capital of approximately $4.6 million, compared to working capital of $4.4 million at December 31, 2013.

As of December 31, 2014, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2014, the Company had a borrowing capacity of $4.5 million based on the Company’s collateralized assets. The maturity date of the revolving line of credit is March 31, 2015.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as in effect at December 31, 2014, we are required to meet minimum tangible net worth and liquidity covenants as defined in the loan agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with our primary lending bank. As of December 31, 2014, we were in compliance with all covenants of this agreement.

We expect to have negative cash flow from operations into 2015. Throughout 2015, we expect to continue the development and commercialization of our existing products, our research and development programs and the advancement of new products into clinical development. During 2015, we expect operating expenses to be generally consistent with 2014 with additional investment in certain targeted areas.

We may be required to raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings or through distribution rights. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control. Our existing cash, cash equivalents and borrowing facilities may not be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, which would require us to obtain additional equity or other financing before that time. We cannot assure you that such additional financing will be available on a timely basis on terms acceptable to us or at all, that we will be able to engage in equity financings if our common stock is delisted from NASDAQ, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non- exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could have arisen if we had engaged in these relationships.

Contractual Obligations

The following table summarizes all significant contractual payment obligations by payment due date:

	Payments by Period
	(In thousands)
	Under 1 Year	1 –3 Years	3 –5 Years	Over 5 Years	Total
Long-term debt	$—	$—	$18,389	$—	$18,389
Operating leases	$1,585	$3,886	$2,009	$—	$7,480

Total	$1,585	$3,886	$20,398	$—	$25,869

Commercial Commitments

In 2012, we entered into a letter of credit to support a commitment in the amount of approximately $0.1 million. This letter of credit is valid through 2015.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of December 31, 2014 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the year ended December 31, 2014, sales denominated in foreign currencies were approximately 14.5% of total revenue. For the year ended December 31, 2014, our revenue would have decreased by approximately $0.5 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the year ended December 31, 2014, expenses denominated in foreign currencies were approximately 10.8% of our total expenses. For the year ended December 31, 2014, our operating expenses would have decreased by approximately $0.4 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at December 31, 2014 would have resulted in a $0.1 million decrease in the carrying amounts of those net assets.

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

We have exposure to market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of December 31, 2014, the Company did not hold any investments other than those held in money market funds.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. Certain issuances of our outstanding debt are subject to a minimum interest of 7.0%, however, a hypothetical increase in interest rates of 100 basis points would have no impact on interest expense due to interest rate floors on our floating rate debt.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stereotaxis, Inc.

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereotaxis, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

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

/s/ Ernst & Young LLP

St. Louis, Missouri

March 16, 2015

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,270,301	$13,775,130
Accounts receivable, net of allowance of $131,464 and $383,077 in 2014 and 2013, respectively	6,480,499	7,558,152
Inventories	6,371,903	4,879,039
Prepaid expenses and other current assets	1,094,837	1,479,956

Total current assets	21,217,540	27,692,277
Property and equipment, net	894,728	1,184,589
Intangible assets, net	1,379,653	1,679,486
Long-term receivables	—	20,431
Other assets	388,850	499,613

Total assets	$23,880,771	$31,076,396

Liabilities and stockholders’ deficit
Current liabilities:
Short-term debt and current maturities of long-term debt	$—	$49,733
Accounts payable	2,353,133	3,512,339
Accrued liabilities	5,505,142	7,069,759
Deferred revenue	6,658,170	7,519,754
Warrants and debt conversion features	2,134,187	5,644,626

Total current liabilities	16,650,632	23,796,211
Long-term debt, less current maturities	18,388,764	18,481,478
Long-term deferred revenue	976,165	491,080
Other liabilities	414,928	9,622
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2014 and 2013	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 20,480,874, and 19,311,390 shares issued at 2014 and 2013, respectively	20,481	19,311
Additional paid in capital	446,241,703	441,888,155
Treasury stock, 4,015 shares at 2014 and 2013	(205,999)	(205,999)
Accumulated deficit	(458,605,903)	(453,403,462)

Total stockholders’ deficit	(12,549,718)	(11,701,995)

Total liabilities and stockholders’ deficit	$23,880,771	$31,076,396

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
Revenue:
Systems	$7,839,006	$12,743,218	$19,672,983
Disposables, service and accessories	27,172,270	25,287,863	26,889,451

Total revenue	35,011,276	38,031,081	46,562,434
Cost of revenue:
Systems	4,204,719	6,870,954	9,905,528
Disposables, service and accessories	4,018,661	4,130,347	4,875,527

Total cost of revenue	8,223,380	11,001,301	14,781,055
Gross margin	26,787,896	27,029,780	31,781,379
Operating expenses:
Research and development	5,158,331	5,672,058	8,405,086
Sales and marketing	15,168,940	17,132,093	20,607,999
General and administrative	11,845,289	13,066,103	13,394,556

Total operating expenses	32,172,560	35,870,254	42,407,641

Operating loss	(5,384,664)	(8,840,474)	(10,626,262)
Other income (expense)	3,510,439	(47,349,378)	8,265,507
Interest income	7,084	5,800	7,361
Interest expense	(3,335,300)	(12,573,537)	(6,885,033)

Net loss	$(5,202,441)	$(68,757,589)	$(9,238,427)

Net loss per common share:
Basic	$(0.26)	$(5.95)	$(1.33)
Diluted	$(0.26)	$(5.95)	$(1.33)

Weighted average shares used in computing net loss per common share:
Basic	19,945,038	11,554,566	6,944,928
Diluted	19,945,038	11,554,566	6,944,928

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2011	5,543,157	$5,543	$356,779,007	$(205,999)	$(375,407,446)	$(18,828,895)
Issuance of common stock and warrants	2,415,339	2,415	10,409,260			10,411,675
Share-based compensation			2,293,731			2,293,731
Issuance of stock under stock purchase plan	10,315	10	73,543			73,553
Grant of restricted shares, net of forfeitures	19,885	20	(20)			—
Restricted stock vestings	29,919	31	(31)			—
Reclassification of warrants to liability			(3,501,863)			(3,501,863)
Net Loss					(9,238,427)	(9,238,427)

Balance at December 31, 2012	8,018,615	$8,019	$366,053,627	$(205,999)	$(384,645,873)	$(18,790,226)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2012	8,018,615	$8,019	$366,053,627	$(205,999)	$(384,645,873)	$(18,790,226)
Issuance of common stock and warrants	7,742,717	7,743	64,586,770			64,594,513
Share-based compensation			1,050,260			1,050,260
Rights offering	3,400,349	3,400	10,197,647			10,201,047
Grant of restricted shares, net of forfeitures	(61,910)	(62)	62			—
Restricted stock vestings	211,619	211	(211)			—
Net Loss					(68,757,589)	(68,757,589)

Balance at December 31, 2013	19,311,390	$19,311	$441,888,155	$(205,999)	$(453,403,462)	$(11,701,995)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2013	19,311,390	$19,311	$441,888,155	$(205,999)	$(453,403,462)	$(11,701,995)
Issuance of common stock	878,077	879	2,852,794			2,853,673
Share-based compensation			1,501,045			1,501,045
Grant of restricted shares, net of forfeitures	259	—				—
Restricted stock vestings	291,148	291	(291)			—
Net Loss					(5,202,441)	(5,202,441)

Balance at December 31, 2014	20,480,874	$20,481	$446,241,703	$(205,999)	$(458,605,903)	$(12,549,718)

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(5,202,441)	$(68,757,589)	$(9,238,427)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	413,773	919,136	1,300,188
Amortization of intangibles	299,833	299,833	299,833
Amortization of deferred finance costs and debt discount	240,601	7,703,336	2,977,119
Share-based compensation	1,501,045	1,050,260	2,293,731
Gain on debt conversion	—	—	(75,612)
Loss on asset disposal	—	36,103	12,444
Adjustment of warrants and convertible debt features	(3,510,439)	47,450,066	(8,189,895)
Interest due from issuance of stock	—	551,296	192,128
Changes in operating assets and liabilities:
Accounts receivable	1,098,084	4,065,106	(428,079)
Inventories	(1,492,864)	219,202	937,810
Prepaid expenses and other current assets	144,518	429,025	(760,474)
Other assets	110,763	(1,376)	7,773
Accounts payable	(1,159,206)	(44,349)	(2,053,493)
Accrued liabilities	(1,564,617)	1,717,571	(514,689)
Deferred revenue	(376,499)	(1,969,264)	1,125,079
Other liabilities	405,306	—	(3,094)

Net cash used in operating activities	(9,092,143)	(6,331,644)	(12,117,658)
Cash flows from investing activities
Purchase of equipment	(123,912)	—	(130,699)

Net cash used in investing activities	(123,912)	—	(130,699)
Cash flows from financing activities
Payments of term loan	—	(4,000,000)	(4,000,000)
Proceeds from revolving line of credit	—	37,237,131	54,806,154
Payments of revolving line of credit	—	(44,490,148)	(62,842,934)
Proceeds from subordinated convertible debt, net of issuance costs	—	—	7,738,351
Proceeds from Healthcare Royalty Partners debt	—	2,546,328	2,500,000
Payments of Healthcare Royalty Partners debt	(142,447)	(263,192)	(1,252,647)
Proceeds from issuance of stock and warrants, net of issuance costs	2,853,673	21,298,937	9,122,232

Net cash provided by financing activities	2,711,226	12,329,056	6,071,156

Net increase (decrease) in cash and cash equivalents	(6,504,829)	5,997,412	(6,177,201)

Cash and cash equivalents at beginning of period	13,775,130	7,777,718	13,954,919

Cash and cash equivalents at end of period	$7,270,301	$13,775,130	$7,777,718

Supplemental disclosures of cash flow information:
Interest paid	3,028,884	3,187,353	3,258,900

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

Notes to Financial Statements

In this report, “Stereotaxis,” the “Company,” “Registrant,” “we,” “us,” and “our” refer to Stereotaxis, Inc. and its wholly-owned subsidiaries. Epoch™, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive™®, Vdrive Duo™, V-CAS™, V-CAS Deflect™, V-Loop™, V-Sono™, QuikCAS™, Cardiodrive®, PowerAssert™, Titan® and Pegasus™ are trademarks of Stereotaxis, Inc. All other trademarks that may appear in this report are the property of their respective owners.

1. Description of Business

Stereotaxis designs, manufactures and markets the Epoch Solution, which is an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency and efficacy for catheter-based, or interventional, procedures. The Epoch Solution is comprised of the Niobe ES Remote Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), and the Vdrive Robotic Navigation System (“Vdrive system”), and related devices.

The Niobe system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure.

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

The core components of Stereotaxis systems, such as, Niobe system, Odyssey Solution, Cardiodrive and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the CE Mark that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop and V-Sono devices in Europe. In addition, we have received licensing to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop and V-Sono devices in Canada. We have received regulatory clearance that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop, and V-Sono devices in the United States.

Since our inception, we have generated significant losses. As of December 31, 2014, we had incurred cumulative net losses of approximately $458.6 million. In May 2011, the Company introduced the Niobe ES system and as of December 31, 2014, the Company had an installed base of 119 Niobe ES systems. In 2015, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption. Between 2011 and 2014, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. Although we had an operating profit in the fourth quarter 2014, we expect to incur additional losses into 2015 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During 2015, we expect operating expenses to be generally consistent with 2014 with additional investment in certain targeted areas.

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

Our existing cash, cash equivalents and borrowing facilities may not be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, which would require us to obtain additional financing before that time. Further, our revolving line of credit with Silicon Valley Bank matures on March 31, 2015. We cannot assure you that additional financing will be available on a timely basis on terms acceptable to us or at all, that we will be able to engage in equity financings if our common stock is delisted from NASDAQ, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. In 2012, we entered into a letter of credit to support a commitment in the amount of approximately $0.1 million. This letter of credit is valid through 2015. No cash was restricted at December 31, 2014 or 2013.

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

Property and Equipment

Property and equipment consist primarily of leasehold improvements, computer, office, and research and demonstration equipment, and equipment held for lease and are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives or life of the base lease term, ranging from three to ten years.

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic alliances under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables at December 31, 2014 or 2013 under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

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

Restricted shares and units granted to employees are valued at the fair market value at the date of grant. The Company amortizes the amount to expense over the service period on a straight-line basis for those shares with graded vesting. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

Shares purchased by employees under the 2004 Employee Stock Purchase Plan were considered to be compensatory and were accounted for in accordance with general accounting principles for share-based payments. Shares purchased by employees under the 2009 Employee Stock Purchase Plan were considered to be non-compensatory.

Net Earnings (Loss) per Common Share

On July 10, 2012, the Company effected a one-for-ten reverse stock split of the Company’s common stock. The net loss per common share, shares outstanding, and weighted average shares outstanding reported in the financial statements and notes to the financial statements for the periods ending December 31, 2014, 2013, and 2012 are presented on a post-split basis. See Note 11 for additional discussion of the reverse stock split.

Basic earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. In addition, the application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable because the Company’s unearned restricted shares do not contractually participate in its losses.

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

As of December 31, 2014, the Company had 487,146 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $17.21 per share and 2,197,883 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $6.12 per share. The Company had no unearned restricted shares outstanding for the period ended December 31, 2014.

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

Biosense Webster Inc. accounted for $4,651,490, $3,902,178, and $3,447,386, or 13%, 10% and 7%, of total net revenue for the years ended December 31, 2014, 2013, and 2012, respectively. No other single customer accounted for more than 10% of total revenue for the year ended December 31, 2014.

Reclassifications

Common stock and additional paid-in capital in the prior year’s financial statements have been reclassified to reflect the one-for-ten reverse stock split effected on July 10, 2012. Refer to Note 11 for additional discussion of the reverse stock split.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact of adopting this accounting standard update on our financial statement disclosures and have not concluded on an adoption method.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating the impact of adopting this accounting standard update on our financial statements and disclosures and have not concluded on an adoption method.

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

3. Inventory

Inventory consists of the following:

	December 31, 2014	December 31, 2013
Raw materials	$2,746,926	$3,141,111
Work in process	374,236	364,779
Finished goods	3,310,375	1,453,362
Reserve for obsolescence	(59,634)	(80,213)

Total inventory	$6,371,903	$4,879,039

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2014	December 31, 2013
Prepaid expenses	$679,740	$591,305
Deferred financing costs	492,385	622,949
Deposits	311,562	692,616
Deferred cost of revenue	—	72,699

Total prepaid expenses and other assets	1,483,687	1,979,569
Less: Noncurrent prepaid expenses and other assets	(388,850)	(499,613)

Total prepaid expenses and other current assets	$1,094,837	$1,479,956

Certain prior year amounts have been reclassified to conform to the 2014 presentation.

5. Property and Equipment

Property and equipment consist of the following:

	December 31, 2014	December 31, 2013
Equipment	$8,264,804	$8,143,000
Equipment held for lease	303,412	303,412
Leasehold improvements	2,328,381	2,328,381

	10,896,597	10,774,793
Less: Accumulated depreciation	(10,001,869)	(9,590,204)

Net property and equipment	$894,728	$1,184,589

6. Intangible Assets

As of December 31, 2014 and 2013, the Company had total intangible assets of $3,665,000. Accumulated amortization at December 31, 2014 and 2013, was $2,285,347 and 1,985,514, respectively. Amortization expense for the years 2014, 2013, and 2012 was $299,833 per year, as determined under the straight-line method. The estimated future amortization of intangible assets is $299,833 annually through July 2018, decreasing thereafter to $166,500 annually through May 2020.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2014	2013
Accrued salaries, bonus, and benefits	$2,557,557	$3,565,385
Accrued rent	1,407,740	1,499,942
Accrued licenses and maintenance fees	661,766	302,384
Accrued interest	493,616	498,058
Accrued warranties	364,548	501,212
Accrued taxes	332,364	360,475
Other	102,479	351,925

Total accrued liabilities	5,920,070	7,079,381
Less: Long term accrued liabilities	(414,928)	(9,622)

Total current accrued liabilities	$5,505,142	$7,069,759

Certain prior year amounts have been reclassified to conform to the 2014 presentation.

8. Deferred Revenue

Deferred revenue consists of the following:

	December 31, 2014	December 31, 2013
Product shipped, revenue deferred	$457,348	$1,368,007
Customer deposits	1,065,371	421,544
Deferred service and license fees	6,111,616	6,221,283

	7,634,335	8,010,834
Less: Long-term deferred revenue	(976,165)	(491,080)

Total current deferred revenue	$6,658,170	$7,519,754

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Healthcare Royalty Partners debt	$18,388,764	$18,388,764	$18,531,211	$18,531,211
Less current maturities	—	—	(49,733)	(49,733)

Total long term debt	$18,388,764	$18,388,764	$18,481,478	$18,481,478

Contractual principal maturities of debt at December 31, 2014 are as follows:

2015	$—
2016	—
2017	—
2018	18,388,764
2019	—
2020 and Beyond	—

$18,388,764

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of December 31, 2014 and December 31, 2013. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3).

The revolving line of credit and the Company’s obligations with Healthcare Royalty Partners II, L.P. (collectively, the “Credit Agreements”) are secured by substantially all of the Company’s assets. The Company is required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

Revolving line of credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The Company is also required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was last amended on March 28, 2014 extending the maturity date one year to March 31, 2015. The current agreement requires the Company to maintain a minimum tangible net worth of not less than (no worse than) negative $21 million, with such minimum requirement subject to increase under certain circumstances as described in the agreement, and to maintain a liquidity ratio of greater than 1.75:1.00, excluding certain short term advances from the calculation.

As of December 31, 2014, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2014 the Company had a borrowing capacity of $4.5 million based on the Company’s collateralized assets.

Between 2008 and August 2013, the Company’s agreement with its primary lender was secured in part by guarantees provided certain affiliates of current or former members of our Board of Directors, “the Lenders”. In exchange for their guarantees, the Company issued the Lenders five year warrants at each extension of the revolving line of credit. In August, 2013, the Company and the Bank agreed to eliminate the guarantees provided by the Lenders.

Term note

In 2010, the Company entered into a $10 million term loan maturing on December 31, 2013, with $2 million of principal due in 2011 and $4 million of principal due in each of 2012 and 2013. Interest on the term loan accrued at the rate of prime plus 3.5%. Under this agreement, the Company provided its primary lender with warrants to purchase 11,111 shares of common stock. The warrants are exercisable at $36.00 per share, beginning on December 17, 2010 and expiring on December 17, 2015. The fair value of these warrants of $228,332, calculated using the Black-Scholes method, was deferred and amortized to interest expense ratably over the life of the term loan. The term note was paid in full in September 2013.

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

The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Healthcare Royalty Partners will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, the royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The Agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender.

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

The mark-to-market expense associated with the adjustment of warrants and convertible debt features in connection with the third quarter 2013 capital transactions are included in other expense for the year ended December 31, 2013. The write-off of the unamortized debt discount of $5.4 million is included in interest expense for the year ended December 31, 2013.

10. Lease Obligations

The Company leases its facilities under operating leases. For the years ended December 31, 2014, 2013, and 2012 rent expense was $1,068,972, $1,925,813, and $1,697,153, respectively.

In January 2006, the Company moved its primary operations into new facilities. The facility is subject to a lease which expires in December 31, 2018. Under the terms of the lease, the Company has options to renew for up to three additional years. The lease contains an escalating rent provision which the Company has straight-lined over the term of the lease.

In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138, and were accrued as a rent liability as of September 30, 2013. As of December 31, 2014, the remaining accrued costs associated with the termination were $354,680.

The future minimum lease payments under non-cancelable leases as of December 31, 2014 are as follows:

Year	Operating Lease
2015	$1,584,709
2016	1,930,829
2017	1,955,243
2018	2,008,832

Total minimum lease payments	$7,479,613

11. Stockholders’ Equity

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2014.

Listing Transfer to NASDAQ Capital Market

On August 15, 2013, the NASDAQ Listing Qualifications Panel (the “Panel”) granted approval of the Company’s request to transfer its listing to The NASDAQ Capital Market from The NASDAQ Global Market. The Company’s securities began trading on the NASDAQ Capital Market effective August 19, 2013.

Reverse Stock Split

On July 10, 2012, the Company filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to implement a one-for-ten reverse split of our common stock (the “Reverse Stock Split”). The Reverse Stock Split was effective as of July 10, 2012, and the Company’s common stock began trading on a post-split basis on July 11, 2012.

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

Issuances of Common Stock

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

Between March and July 2013, the Company amended its agreement with its primary lender and extended the $3 million guarantee of the revolving credit facility provided by affiliates of current and former members of the Board of Directors, “the Lenders”. As a result of these extensions, the Company issued the Lenders warrants to purchase common stock. The lenders received 113,636 warrants at $1.98 per share, 48,387 warrants at $1.55 per share, and 14,313 warrants at $5.24 per share.

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

The Company has reserved shares of common stock for the exercise of warrants, the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31, 2014	December 31, 2013
Warrants	2,197,883	3,021,302
Stock award plans	1,297,389	1,032,462
Employee Stock Purchase Plan	250,000	—

	3,745,272	4,053,764

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

A summary of the option and stock appreciation rights activity for the year ended December 31, 2014 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2013	188,947	$1.69 - $116.40	$48.38
Granted	336,850	$4.04 - $5.19	$4.04
Exercised	—	—	—
Forfeited	(38,651)	$1.69 - $116.40	$54.80

Outstanding, December 31, 2014	487,146	$1.69 - $116.40	$17.21

As of December 31, 2014, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 7.50 years. Of the 487,146 options and stock appreciation rights that were outstanding as of December 31, 2014, 148,370 were vested and exercisable with a weighted average exercise price of $46.83 per share and a weighted average remaining term of 3.58 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2014
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price Per Vested Share
$0.00 - $10.00	338,031	9.23 years	$4.06	1,389	$6.49
$30.01 - $40.00	81,455	4.92 years	$35.15	79,321	$35.15
$40.01 - $50.00	36,660	1.76 years	$44.13	36,660	$44.13
$50.01 - $60.00	12,250	3.41 years	$54.90	12,250	$54.90
$70.01 - $80.00	4,500	0.46 years	$78.00	4,500	$78.00
$90.01+	14,250	1.76 years	$105.94	14,250	$105.94

	487,146	7.50 years	$17.21	148,370	$46.83

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money at December 31, 2014. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2014 and the intrinsic value of fully vested options and stock appreciation rights outstanding at December 31, 2014 were zero based on a closing share price of $1.48 on December 31, 2014. No options or stock appreciation rights were exercised under the Company’s stock option plans during the year ended December 31, 2014. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2014 was $4.04 per share.

During the year ended December 31, 2014, no options or stock appreciation rights were exercised. The Company realized less than $0.1 million and $0 from the exercise of stock options and stock appreciation rights during 2013 and 2012, respectively.

A summary of the restricted share grant activity for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, December 31, 2013	6,600	$35.20
Granted	—	—
Vested	(6,600)	($35.20)
Forfeited	—	—

Outstanding, December 31, 2014	—	—

There were no restricted shares outstanding as of December 31, 2014. During the year ended December 31, 2013, the Company determined that it was not probable that the performance conditions related to certain of its outstanding restricted share awards would be achieved and accordingly reversed the related shares outstanding.

A summary of the restricted stock unit activity for the year ended December 31, 2014 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2013	588,759	$2.05
Granted	410,400	$3.91
Vested	(291,148)	$2.00
Forfeited	(10,260)	$3.65

Outstanding, December 31, 2014	697,751	$3.14

The intrinsic value of restricted shares and restricted stock units outstanding at December 31, 2014 was zero and $1.0 million, respectively, based on a closing share price of $1.48 as of December 31, 2014. During the year ended December 31, 2014, the aggregate intrinsic value of restricted shares and restricted stock units vested was less than $0.1 and $1.1 million, respectively, determined at the date of vesting.

During the fourth quarter of 2014, the Company made an adjustment to its forfeiture rate based on historical information, which resulted in an increase to share-based compensation of approximately $0.1 million for the year ended December 31, 2014.

As of December 31, 2014, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $1.6 million, net of estimated forfeitures of approximately $1.5 million. This cost will be amortized over a weighted average period of approximately two years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan (“ESPP”). In June 2014, our shareholders approved a proposal to amend the ESPP to increase the number of shares authorized for issuance under the ESPP by 250,000 shares. Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2014, there were 250,000 remaining shares available for issuance under the Employee Stock Purchase Plan.

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2014:
Cash equivalents	$5,361,053	5,361,053	—	—

Total assets at fair value	$5,361,053	5,361,053	—	—

Liabilities at December 31, 2014:
Warrants issued May 10, 2012	$728,712	—	—	728,712
Warrants issued August 2013	1,405,475			1,405,475

Total liabilities at fair value:	$2,134,187	—	—	2,134,187

Assets at December 31, 2013:
Cash equivalents	$11,995,481	11,995,481	—	—

Total assets at fair value	$11,995,481	11,995,481	—	—

Liabilities at December 31, 2013:
Warrants issued December 29, 2008	$16,863	—	—	16,863
Warrants issued May 10, 2012	1,915,753	—	—	1,915,753
Warrants issued August 2013	3,712,010			3,712,010

Total liabilities at fair value:	$5,644,626	—	—	5,644,626

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $5,361,053 and $11,995,481 at December 31, 2014 and December 31, 2013, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the years ended December 31, 2014 and December 31, 2013. There were no transfers in or out of Level 1 during the year ended December 31, 2014.

Level 2

The Company does not have any financial assets or liabilities classified as Level 2.

Level 3

In conjunction with its December 29, 2008 registered direct offering, the Company issued warrants to purchase 179,241 shares of the Company’s common stock that contained a provision that required a reduction of the exercise price if certain equity events occurred. Under the provisions of general accounting principles for derivatives and hedging activities and determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, such a reset provision does not meet the exemptions for equity classification and as such, the Company accounted for these warrants as derivative instruments. The calculated fair value of the warrants was classified as a liability and was periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations. General accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock became effective for the Company as of January 1,

2009. Accordingly, the fair value of the warrants as of that date was reclassified from stockholders’ equity into current liabilities. This tranche of warrants issued in conjunction with the December 2008 registered direct offering were expired as of December 31, 2014.

The warrants issued in conjunction with the May 2012 Stock and Warrant Purchase Agreement (“PIPE warrants”) described in Note 11 are considered a liability. Due to the provisions included in the warrant agreements, the PIPE warrants do not meet the exemptions for equity classification and as such, the Company accounts for these PIPE warrants as derivative instruments. The PIPE warrants are periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations.

A Monte-Carlo simulation was used to value the warrants upon issuance on May 10, 2012 using the following assumptions: 1) volatility of 80%; 2) risk-free interest rate of 1.035%; and 3) a closing stock price of $3.413.

The remaining PIPE warrants expire in May 2018 and were revalued as of December 31, 2014 using the following assumptions: 1) volatility of 165.27%; 2) risk-free interest rate of 1.10%; and 3) a closing stock price of $1.48.

The Exchange warrants issued on August 7, 2013 are also considered a liability. Due to the provisions included in the warrant agreements, the warrants do not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. These warrants were initially valued using the following assumptions: 1) volatility of 111%; 2) risk-free interest rate of 1.46%; and 3) a closing stock price of $8.69.

The remaining Exchange warrants expire in November 2018 and were revalued as of December 31, 2014 using the following assumptions: 1) volatility of 158.08%; 2) risk-free interest rate of 1.10%; and 3) a closing stock price of $1.48.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) asset and liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial asset and liabilities for the year ended December 31, 2014:

	Warrants issued December 29, 2008	Warrants issued May 2012	Warrants issued August 2013	Total Liabilities
Balance at beginning of period	$16,863	$1,915,753	$3,712,010	$5,644,626
Issues	—	—	—	—
Settlements	—	—	—	—
Revaluation	(16,863)	(1,187,041)	(2,306,535)	(3,510,439)

Balance at end of period	$—	$728,712	$1,405,475	$2,134,187

The Company currently does not have derivative instruments to manage its exposure to currency fluctuations or other business risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value.

13. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
Deferred:
Federal	$(894,506)	$(93,078,760)	$4,586,506
State and local	(1,582,500)	(6,128,198)	493,946

	(2,477,006)	(99,206,958)	5,080,452
Valuation allowance	2,477,006	99,206,958	(5,080,452)

	$—	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2014	2013	2012
U.S. statutory income tax rate	34.0%	34.0%	34%
State and local taxes, net of federal tax benefit	2.4%	0.3%	5.7%
Permanent differences between book and tax	17.1%	(26.9)%	22.1%
Deferred tax adjustments	(71.9)%	(151.7)%	(8.2)%
State rate adjustments	(29.2)%	—%	—%
Valuation allowance	47.6%	144.3%	(53.6)%

Effective income tax rate	—%	—%	—%

Included in permanent differences between book and tax in the above table are the impacts of the non-deductible mark-to-market activity associated with convertible debt and warrants as well as permanent differences such as nondeductible meals and entertainment. The deferred tax adjustment for the year ended December 31, 2014 is a write-off of a portion of the deferred tax asset related to stock compensation. The deferred tax adjustment for the year ended December 31, 2013 represents the impact of the Section 382 limitation discussed below. The deferred tax adjustment for the year ended December 31, 2012 is a write-off of a portion of the deferred tax asset related to stock compensation and net operating losses due to expiration. The state rate adjustments are a result of changes in apportionment and various state rate law changes.

The components of the deferred tax asset are as follows:

	December 31,
	2014	2013
Current accruals	$1,416,823	$1,998,086
Depreciation and amortization	2,302,685	2,566,979
Deferred compensation	1,589,935	5,421,688
Net operating loss carryovers	30,246,136	28,045,831

Deferred tax assets	35,555,579	38,032,584
Valuation allowance	(35,555,579)	(38,032,584)

Net deferred tax assets	$—	$—

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

Based on the results of the review, discussed above, as of December 31, 2014, we had gross federal net operating loss carryforwards of approximately $85.0 million. The federal net operating loss carryforwards will expire between 2018 and 2034. As of December 31, 2014, we had state net operating loss deferred tax assets of approximately $1.4 million which will expire at various dates between 2015 and 2034 if not utilized.

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

The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2014 accrued interest and penalties were less than $0.1 million.

At December 31, 2014 and 2013, the Company had approximately $0.2 million in reserves for uncertain tax positions.

14. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	2014	2013	2012
Numerator:
Numerator for basic EPS	$(5,202,441)	$(68,757,589)	$(9,238,427)

Numerator for diluted EPS	$(5,202,441)	$(68,757,589)	$(9,238,427)

Denominator:
Denominator for basic EPS—weighted average shares	19,945,038	11,554,566	6,944,928

Denominator for diluted EPS	19,945,038	11,554,566	6,944,928

Basic EPS	$(0.26)	$(5.95)	$(1.33)
Diluted EPS	$(0.26)	$(5.95)	$(1.33)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2014	2013	2012
Shares outstanding
Restricted shares	—	6,600	68,543
Shares issuable upon vesting/exercise of:
Options to purchase common stock	487,146	188,947	373,899
Restricted stock units	697,751	588,759	529,312
Warrants	2,197,883	3,021,302	6,099,476

	3,382,780	3,805,608	7,071,230

15. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan. Through September 30, 2011, the Company matched employee contributions dollar for dollar up to 3% of the employee’s salary during the employee’s period of participation. Such employer contributions are discretionary under the 401(k) plan. As of October 1, 2011, the Company suspended all matching contributions indefinitely. The Company had no expenses related to the employee contribution matching program for the year ended December 31, 2014 and December 31, 2013. For the year ended December 31, 2012, the Company expensed $8,595 related to the plan.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	December 31, 2014	December 31, 2013
Warranty accrual, beginning of the fiscal period	$501,212	$653,473
Accrual adjustment for product warranty	84,402	84,562
Payments made	(221,066)	(236,823)

Warranty accrual, end of the fiscal period	$364,548	$501,212

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

	Year Ended December 31,
	2014	2013	2012
United States	$21,626,788	$24,063,932	$27,034,200
International	13,384,488	13,967,149	19,528,234

Total	$35,011,276	$38,031,081	$46,562,434

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

19. Quarterly Data (Unaudited)

The following tabulations reflect the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013:

	Net Sales	Gross Profit	Net Income (Loss)	Basic Net Income (Loss) Per Share	Diluted Net Income (Loss) Per Share
2014
First quarter	$8,354,670	$6,735,584	$(4,139,848)	$(0.21)	$(0.21)
Second quarter	8,047,537	6,062,775	(1,941,479)	(0.10)	(0.10)
Third quarter	8,854,101	6,516,169	22,670	0.00	0.00
Fourth quarter	9,754,968	7,473,368	856,216	0.04	0.04
2013
First quarter	$8,408,204	$6,215,559	$(4,920,147)	$(0.61)	$(0.61)
Second quarter	9,733,407	7,261,519	(3,006,792)	(0.37)	(0.37)
Third quarter	10,821,444	7,321,820	(56,868,442)	(4.49)	(4.49)
Fourth quarter	9,068,026	6,230,882	(3,962,208)	(0.23)	(0.23)

20. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2014, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2014.

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

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2015, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

The following is information with respect to our executive officers:

William C. Mills III

Chief Executive Officer since April 2013, Chairman of the Board since May 2012

Director since June 2000

Mr. Mills, 59, has served as our Chief Executive Officer since April 2013 and as the Chairman of our Board of Directors since May 2012. From 2004 until 2009, Mr. Mills was a managing member of a management company conceived by EGS Healthcare Capital Partners to manage EGS Private Healthcare Partnership III. Earlier, Mr. Mills was a Partner in the Boston office of Advent International, a private equity and venture capital firm, for five years. At Advent, he was co-responsible for healthcare venture capital investments and focused on investments in the medical technology and biopharmaceutical sectors. Before joining Advent, Mr. Mills spent more than 11 years with the Venture Capital Fund of New England where he was a General Partner. Prior to that, he spent seven years at PaineWebber Ventures/Ampersand Ventures as Managing General Partner. He currently serves as Chairman of the Board of Managers of Ascension Ventures III, L.P., a strategic healthcare venture fund focused on the medical device, healthcare information technology, and service sectors, and he is a member of the board of directors of Interleukin Genetics, Inc., a publicly traded company that develops and markets genetic tests. Mr. Mills received an S.M. in Chemistry from the Massachusetts Institute of Technology, an M.S. in Management from the Massachusetts Institute of Technology Sloan School of Management, and an A.B. cum laude in Chemistry from Princeton University.

Frank J. Cheng

Senior Vice President, Marketing and Business Development

Officer since April 2010

Mr. Cheng, 47, joined Stereotaxis in April 2010 as Senior Vice President and currently has executive responsibility in Marketing, Training, Clinical Research, Business Development and Asia Business. He has over 20 years of experience in the medical technology industry leading marketing, business development, and P&L general management. Prior to joining Stereotaxis, Mr. Cheng was President and Chief Executive Officer of Perfinity Biosciences, Inc. (previously Quadraspec, Inc.), from 2009 to 2010. He served as a director of Perfinity Biosciences, Inc. from 2009 to 2011. From 2005 to 2009, Mr. Cheng was President and Chief Executive Officer of OBS Medical. For four years prior to that, he was Vice President of Business Development for Roche Diagnostics. Earlier in his career, Mr. Cheng held marketing and strategic planning positions at GE Medical Systems for three years and Hillenbrand Industries (including its subsidiary, Hill-Rom Company) for four years. Mr. Cheng has an MBA from Vanderbilt University and a BBA from Wuhan University.

Karen W. Duros

Senior Vice President, General Counsel and Secretary

Officer since October 2010

Ms. Duros, 60, joined Stereotaxis in 2010. She has over 30 years of business and corporate legal experience in large and small companies. Prior to joining Stereotaxis, she was Senior Counsel for Monsanto Company from 2005 to 2010. From 1998 to 2005, Ms. Duros held several legal positions of increasing responsibility with Great Lakes Chemical Corporation, including Vice President and Secretary from 2004 to 2005, and General Counsel of Great Lakes’ Industrial Products division from 1999 to 2005. Previously, she was Vice President, General Counsel and Secretary of Tastemaker, a joint venture of Mallinckrodt, Inc. and Hercules, Inc., and prior to that, she held several legal positions with Mallinckrodt, Inc. Ms. Duros began her legal career with the St. Louis law firm, Thompson & Mitchell. She earned a law degree from Washington University School of Law and a B.A., Political Science, from Benedictine College.

David A. Giffin

Vice President, Human Resources

Officer since May 2010

Mr. Giffin, 66, joined Stereotaxis in January 2007. He was named an officer in 2010. Mr. Giffin has over 40 years of human resources experience. Prior to joining Stereotaxis, from 2001 to 2006, Mr. Giffin was Vice President, Human Resources and Social Enterprise at Provident, Inc., a St. Louis based social service agency. Prior to that position, he was Vice President, Human Resources at Huttig Building Products from 1991 to 2001. He also has held positions as Vice President, Human Resources at St. Johns Medical Center in St. Louis; and Consultant at The Bannon Consulting Group. He spent the early years of his career with Monsanto Company where he held a variety of human resources positions with increasing responsibility. Mr. Giffin earned his M.B.A. and a B.S. in Psychology from Purdue University.

Martin C. Stammer

Chief Financial Officer

Officer since February 2013

Mr. Stammer, 34, was appointed as the Chief Financial Officer in February 2013. He previously served as Vice President, Controller since August 2012 and as Corporate Controller from July 2011 to August 2012. He joined the Company as Senior Manager, Financial Reporting in October 2009. Prior to joining the Company, from 2003 to 2009, Mr. Stammer was employed in various roles and capacities at Deloitte & Touche LLP, including most recently as Audit Manager. Mr. Stammer received his M.S. and B.S. in Accountancy from the University of Illinois and is a Certified Public Accountant.

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

STEREOTAXIS, INC. (Registrant)

Date: March 16, 2015	By:	/s/ WILLIAM C. MILLS III
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

Signature	Title	Date

/s/ WILLIAM C. MILLS III William C. Mills III	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 16, 2015

/s/ MARTIN C. STAMMER Martin C. Stammer	Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2015

/s/ DAVID W. BENFER David W. Benfer	Director	March 16, 2015

/s/ JOSEPH D. KEEGAN Joseph D. Keegan	Director	March 16, 2015

/s/ FRED A. MIDDLETON Fred A. Middleton	Director	March 16, 2015

/s/ ROBERT J. MESSEY Robert J. Messey	Director	March 16, 2015

/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky	Director	March 16, 2015

/s/ EUAN S. THOMSON Euan S. Thomson	Director	March 16, 2015

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at the End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2014	$383,077	$48,742	$(300,355)	$131,464
Year ended December 31, 2013	$640,183	$65,781	$(322,887)	$383,077
Year ended December 31, 2012	$667,529	$763	$(28,109)	$640,183

Allowance for inventories valuation:
Year ended December 31, 2014	$80,213	$6,970	$(27,549)	$59,634
Year ended December 31, 2013	$72,639	$179,803	$(172,229)	$80,213
Year ended December 31, 2012	$151,157	$122,783	$(201,301)	$72,639

EXHIBIT INDEX

Number	Description

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Form of PIPE Warrant issued pursuant to that certain Stock and Warrant Purchase Agreement dated May 7, 2012, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.3a	Form of Warrant issued pursuant to that certain Note and Warrant Purchase Agreement effective February 7, 2008, between the Registrant and certain investors named therein (included in Exhibit 10.21a, which is incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File 000-50884) for the fiscal year ending December 31, 2007).

4.3b	Form of Warrant issued pursuant to that certain First Amendment to Note and Warrant Purchase Agreement effective December 29, 2008, between the Registrant and the investors named therein (included in Exhibit 10.21b, which is incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008).

4.3c	Form of Warrant issued pursuant to that certain Second Amendment to Note and Warrant Purchase Agreement effective October 9, 2009, between the Registrant and certain investors named therein (included in Exhibit 10.21c, which is incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009).

4.3d	Form of Warrant issued pursuant to that certain Third Amendment to Note and Warrant Purchase Agreement effective November 10, 2010, between the Registrant and certain investors named therein (included in Exhibit 10.21d).

4.3e	Form of Warrant Issued Pursuant to that Certain Fourth Amendment to Note and Warrant Purchase Agreement dated March 30, 2012, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2012.

4.3f	Form of Warrant issued pursuant to that certain Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Company and certain investors named therein (included in Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.).

4.3g	Form of Warrant issued pursuant to that certain Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Company and certain investors named therein (included in Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012).

4.3h	Amendment to Warrants of Stereotaxis, Inc., dated May 10, 2012, by and between the Company and the Warrant Holders, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

Number	Description

4.3i	Form of Warrant issued pursuant to that certain Seventh Amendment to Note and Warrant Purchase Agreement dated March 29, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.5i of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2013.

4.3j	Form of Warrant issued pursuant to that certain Eighth Amendment to Note and Warrant Purchase Agreement dated June 28, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed for the fiscal quarter ended June 30, 2013.

4.3k	Form of Warrant issued to certain investors in connection with extensions of loan guarantees by such investors, incorporated by reference to Exhibit 4.5k of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2013.

4.4	Form of Series A Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.5	Form of Warrant, issued pursuant to that certain Securities Purchase Agreement, dated December 29, 2008, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed December 29, 2008.

4.6	Warrant to Purchase Stock pursuant to that certain Loan and Security Agreement, dated December 17, 2010, between Silicon Valley Bank and the Company incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010).

4.7	Form of Warrant issued pursuant to that certain Exchange Agreement, dated August 7, 2013, incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

10.1a#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, as adopted March 27, 2014, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.1b#	Form of Restricted Share Unit Terms of Award under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.1c#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1d#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013, incorporated by reference to Exhibit 10.1d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.2a#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.2b#	Form of Restricted Performance Share Terms and Conditions Under Stereotaxis, Inc. 2002 Stock Incentive Plan, February 14, 2012, incorporated by reference to Exhibit 10.2h of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.3a#	Amended and Restated Stereotaxis, Inc. Employee Stock Purchase Plan, as adopted March 27, 2014, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

Number	Description

10.4#	Form of Retention Agreement dated April 23, 2013 between the Company and certain executive officers, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 26, 2013.

10.5#	Executive Employment Agreement dated May 30, 2014, between Stereotaxis, Inc. and William C. Mills III, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on June 2, 2014.

10.6#	Form of Amended and Restated Executive Employment Agreement, 2013, between certain executive officers and the Company, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.7#	Summary of management bonus plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.8#	Description of compensation of named executive officers, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.9#	Summary of Non-Employee Director Compensation Program, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2014.

10.10	Consulting Agreement dated April 12, 2013 by and between the Company and Michael Kaminski, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K/A (File No. 000-50884) filed on April 17, 2013.

10.11a†	Collaboration Agreement dated June 8, 2001, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.11b†	Extended Collaboration Agreement dated May 27, 2003, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.11c†	Amendment to Collaboration Agreement dated May 5, 2006, between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.12a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.12b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.12c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.12d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

Number	Description

10.12e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.12f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.12g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

10.12h†	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010, incorporated by reference to Exhibit 10.13h of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010.

10.12i	Seventh Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc., effective December 5, 2011, incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.13	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.14†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.15a†	Office Lease dated November 15, 2004, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.15b	Amendment to Office Lease dated November 30, 2007, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.15c	Second Amendment to Office Lease dated May 1, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17c of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.15d	Third Amendment to Office Lease dated August 14, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17d of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.16a	Securities Purchase Agreement, dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.16b	Form of Convertible Debt Registration Rights Agreement incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.16c	Form of Subordination Agreement incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

Number	Description

10.16d	Form of Amendment and Exchange Agreement between Company and each of the holders of its convertible debentures participating in the exchange, incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

10.17a	Second Amended and Restated Loan and Security Agreement, effective November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.17b	Waiver Agreement between the Company, Stereotaxis International, Inc. and Silicon Valley Bank dated February 29, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on March 5, 2012.

10.17c	First Loan Modification Agreement (Domestic), between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.17d	Second Amendment to the Amended and Restated Loan and Security Agreement (Domestic) dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.17e	Third Amendment to Amended and Restated Loan and Security Agreement (Domestic), dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.75 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.17f	Fourth Loan Modification Agreement (Domestic), dated December 28, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.17g	Fifth Loan Modification Agreement (Domestic) dated March 29, 2013 between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.17h	Sixth Loan Modification and Waiver Agreement (Domestic), dated June 28, 2013, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.17i	Seventh Loan Modification and Waiver Agreement (Domestic), dated July 31, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

10.17j	Eighth Loan Modification Agreement (Domestic), dated August 30, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

10.17k	Ninth Loan Modification Agreement (Domestic), dated March 28, 2014, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 31, 2014.

Number	Description

10.18a	Amended and Restated Export-Import Bank Loan and Security Agreement effective November 30, 2011, among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.20e of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.18b	Export-Import Bank First Loan Modification Agreement, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.18c	Export-Import Bank Second Loan Modification and Waiver Agreement, dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.18d	Export-Import Bank Third Loan Modification and Waiver Agreement, dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.76 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.18e	Export-Import Bank Fourth Loan Modification Agreement, dated March 29, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.18f	Export-Import Bank Fifth Loan Modification Agreement, dated June 28, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.18g	Export-Import Bank Sixth Loan Modification Agreement, dated July 31, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

10.18h	Export-Import Bank Seventh Loan Modification Agreement, dated August 30, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

10.19a	Note and Warrant Purchase Agreement, effective February 7, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.19b	First Amendment to Note and Warrant Purchase Agreement, effective December 29, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008.

10.19c	Second Amendment to Note and Warrant Purchase Agreement, effective October 9, 2009, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.19d	Third Amendment to Note and Warrant Purchase Agreement, effective November 10, 2010, between the Registrant and the investors named therein incorporated by reference to Exhibit 10.21d of the Registrant’s Form 10-K (File No. 000-50884) filed for the fiscal year ended December 31, 2010.

Number	Description

10.19e	Fourth Amendment to the Note and Warrant Purchase Agreement between the Registrant and the investors named therein, dated March 30, 2012, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.19f	Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.19g	Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.19h	Seventh Amendment to Note and Warrant Purchase Agreement, dated March 29, 2013, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.19i	Eighth Amendment to Note and Warrant Purchase Agreement, dated June 28, 2013, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.20a	Loan Agreement dated as of November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Healthcare Royalty Partners II, L.P. f/k/a Cowen Healthcare Royalty Partners II LLC incorporated by reference to Exhibit 10.22a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.20b	Intercreditor Agreement dated as of December 5, 2011, by and among the Company, Stereotaxis International, Inc., Healthcare Royalty Partners II, L.P. f/k/a Cowen Healthcare Royalty Partners II LLC and Silicon Valley Bank incorporated by reference to Exhibit 10.22a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.21a	Stock and Warrant Purchase Agreement, effective May 7, 2012, between the Company, and certain purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.21b	Form of PIPE Registration Rights Agreement incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.21c	Form of Voting Agreement incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.22	Controlled Equity OfferingSM Sales Agreement dated May 16, 2014, by and between Stereotaxis, Inc. and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on May 16, 2014.

10.23	Consulting Agreement effective June 4, 2014, between Stereotaxis, Inc. and Eric N. Prystowsky, M.D., incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

Number	Description

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan.
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.