Form 10-Q
period 2015-03-31
Stereotaxis, Inc.
filed 2015-05-07
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of outstanding shares of the registrant’s common stock on April 15, 2015 was 20,975,313.

STEREOTAXIS, INC.

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,438,533	$7,270,301
Accounts receivable, net of allowance of $131,898 and $131,464 in 2015 and 2014, respectively	7,736,618	6,480,499
Inventories	6,376,082	6,371,903
Prepaid expenses and other current assets	946,819	1,094,837

Total current assets	19,498,052	21,217,540
Property and equipment, net	876,882	894,728
Intangible assets, net	1,304,694	1,379,653
Other assets	352,867	388,850

Total assets	$22,032,495	$23,880,771

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,603,628	$2,353,133
Accrued liabilities	5,241,921	5,505,142
Deferred revenue	6,318,529	6,658,170
Warrants	3,026,564	2,134,187

Total current liabilities	17,190,642	16,650,632
Long-term debt, less current maturities	18,319,895	18,388,764
Long-term deferred revenue	963,356	976,165
Other liabilities	339,246	414,928
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2015 and 2014	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 20,911,838 and 20,480,874 shares issued at 2015 and 2014, respectively	20,912	20,481
Additional paid in capital	447,145,927	446,241,703
Treasury stock, 4,015 shares at 2015 and 2014	(205,999)	(205,999)
Accumulated deficit	(461,741,484)	(458,605,903)

Total stockholders’ deficit	(14,780,644)	(12,549,718)

Total liabilities and stockholders’ deficit	$22,032,495	$23,880,771

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Systems	$2,831,178	$1,334,854
Disposables, service and accessories	6,699,848	7,019,816

Total revenue	9,531,026	8,354,670
Cost of revenue:
Systems	1,400,267	559,428
Disposables, service and accessories	1,230,370	1,059,658

Total cost of revenue	2,630,637	1,619,086
Gross margin	6,900,389	6,735,584
Operating expenses:
Research and development	1,485,706	1,503,446
Sales and marketing	4,034,371	3,631,264
General and administrative	2,794,590	3,829,866

Total operating expenses	8,314,667	8,964,576

Operating loss	(1,414,278)	(2,228,992)
Other expense	(892,377)	(1,076,139)
Interest income	862	2,233
Interest expense	(829,788)	(836,950)

Net loss	$(3,135,581)	$(4,139,848)

Net loss per common share:
Basic	$(0.15)	$(0.21)
Diluted	$(0.15)	$(0.21)

Weighted average shares used in computing net loss per common share:
Basic	20,742,932	19,403,325
Diluted	20,742,932	19,403,325

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(3,135,581)	$(4,139,848)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	70,256	136,663
Amortization of intangibles	74,959	74,958
Amortization of deferred finance costs	55,793	70,122
Share-based compensation	326,444	307,992
Adjustment of warrants	892,377	1,076,139
Changes in operating assets and liabilities:
Accounts receivable	(1,256,119)	(768,628)
Inventories	(4,179)	(694,085)
Prepaid expenses and other current assets	92,225	(53,993)
Other assets	35,983	(62)
Accounts payable	250,495	(357,303)
Accrued liabilities	(263,221)	725,025
Deferred revenue	(352,450)	1,244,840
Other liabilities	(75,682)	—

Net cash used in operating activities	(3,288,700)	(2,378,180)
Cash flows from investing activities
Purchase of equipment	(52,410)	—

Net cash used in investing activities	(52,410)	—
Cash flows from financing activities
Payments of Healthcare Royalty Partners debt	(68,869)	(38,592)
Proceeds from issuance of stock, net of issuance costs	578,211	(56,514)

Net cash provided (used) by financing activities	509,342	(95,106)

Net increase (decrease) in cash and cash equivalents	(2,831,768)	(2,473,286)

Cash and cash equivalents at beginning of period	7,270,301	13,775,130

Cash and cash equivalents at end of period	$4,438,533	$11,301,844

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Epoch™, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-CAS Deflect™, V-Loop™, V-Sono™, QuikCAS™, Cardiodrive®, PowerAssert™, Titan® and Pegasus™ are trademarks of Stereotaxis, Inc. All other trademarks that may appear in this report are the property of their respective owners.

1. Description of Business

Stereotaxis designs, manufactures and markets the Epoch™ Solution, which is an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency and efficacy for catheter-based, or interventional, procedures. The Epoch Solution is comprised of the Niobe® ES Magnetic Navigation System (“Niobe ES system”), Odyssey® Information Management Solution (“Odyssey Solution”), and the Vdrive® Robotic Navigation System (“Vdrive system”), and related devices.

The Niobe ES system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced X-ray exposure.

In addition to the Niobe ES system and its components, Stereotaxis has also developed the Odyssey Solution, which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The platform also features a remote viewing and recording capability called the Odyssey Cinema™ system, an innovative system delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital’s local area network and over the global Odyssey Network, providing physicians with a tool for clinical collaboration, remote consultation, and training.

Our Vdrive system provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. The Vdrive system complements the Niobe ES system control of therapeutic catheters for fully remote procedures and enables single-operator workflow. It is sold as two options, the Vdrive system and the Vdrive Duo™ system. In addition to the Vdrive system and the Vdrive Duo system, we also manufacture and market various disposable components which can be manipulated by these systems.

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and software licenses. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion may be implemented upon purchase of the necessary components. As of March 31, 2015, the Company has an installed base of 124 Niobe ES systems.

The core components of Stereotaxis systems have received regulatory clearance in the U.S., European Union, Canada, China, Japan and various other countries. We have received the CE Mark that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop and V-Sono devices in Europe. In addition, we have received licensing to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop and V-Sono devices in Canada. We have received regulatory clearance that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop, and V-Sono devices in the United States. We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Pegasus™ coronary peripheral guidewires in the U.S. and Europe.

Since our inception, we have generated significant losses. As of March 31, 2015, we incurred cumulative net losses of approximately $461.7 million. In 2015, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption. Although we achieved an operating profit in the fourth quarter 2014, we expect to have negative cash flow from operations into 2015 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During 2015, we expect operating expenses to be generally consistent with 2014 with additional investment in certain targeted areas.

We may be required to raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities, and loans collateralized by working capital and equipment. In the future, we may finance cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings or through distribution rights. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

Our existing cash, cash equivalents and borrowing facilities may not be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, which would require us to obtain additional financing before that time. We cannot assure that additional financing will be available on acceptable terms, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and operational results. In addition, we could be required to cease operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (SEC) on March 16, 2015.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended March 31,
	2015	2014
Numerator:
Numerator for basic EPS	$(3,135,581)	$(4,139,848)

Numerator for diluted EPS	$(3,135,581)	$(4,139,848)

Denominator:
Denominator for basic EPS—weighted average shares	20,742,932	19,403,325

Denominator for diluted EPS	20,742,932	19,403,325

Basic EPS	$(0.15)	$(0.21)
Diluted EPS	$(0.15)	$(0.21)

In addition, the Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for the three months ended March 31, 2015 and the three months ended March 31, 2014. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable during these periods because the Company’s unearned restricted shares do not contractually participate in its losses.

As of March 31, 2015, the Company had 717,916 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $11.52 per share, 2,131,476 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.99 per share, and 799,601 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding for the three months ended March 31, 2015.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. To simplify the presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The Standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of adopting this accounting standard update on our financial statements and disclosures and have not concluded on an adoption method.

In August 2014, the FASB issued ASU No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact of adopting this accounting standard update on our financial statement disclosures and have not concluded on an adoption method.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. In April 2015, the FASB issued an exposure draft related to the deferral of the effective date, which would delay our effective date one year. Therefore, the standard would be effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact of adopting this accounting standard update on our financial statements and disclosures and have not concluded on an adoption method.

3. Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$2,868,672	$2,746,926
Work in process	428,192	374,236
Finished goods	3,099,258	3,310,375
Reserve for obsolescence	(20,040)	(59,634)

Total inventories	$6,376,082	$6,371,903

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2015	December 31, 2014
Prepaid expenses	$540,134	$679,740
Deferred financing costs	436,593	492,385
Deposits	322,959	311,562

Total prepaid expenses and other assets	1,299,686	1,483,687
Less: Noncurrent prepaid expenses and other assets	(352,867)	(388,850)

Total prepaid expenses and other current assets	$946,819	$1,094,837

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

5. Property and Equipment

Property and equipment consist of the following:

	March 31, 2015	December 31, 2014
Equipment	$8,317,214	$8,264,804
Equipment held for lease	303,412	303,412
Leasehold improvements	2,328,381	2,328,381

	10,949,007	10,896,597
Less: Accumulated depreciation	(10,072,125)	(10,001,869)

Net property and equipment	$876,882	$894,728

6. Intangible Assets

As of March 31, 2015, the Company had total intangible assets of $3,665,000. Accumulated amortization at March 31, 2015, was $2,360,306.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2015	2014
Accrued salaries, bonus, and benefits	$2,164,991	$2,557,557
Accrued rent	1,400,828	1,407,740
Accrued licenses and maintenance fees	660,743	661,766
Accrued interest	491,768	493,616
Accrued warranties	334,873	364,548
Accrued taxes	345,406	332,364
Other	182,558	102,479

Total accrued liabilities	5,581,167	5,920,070
Less: Long term accrued liabilities	(339,246)	(414,928)

Total current accrued liabilities	$5,241,921	$5,505,142

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of March 31, 2015, the remaining accrued costs associated with the termination were $337,208.

8. Deferred Revenue

Deferred revenue consists of the following:

	March 31,	December 31,
	2015	2014
Product shipped, revenue deferred	$823,977	$457,348
Customer deposits	40,256	1,065,371
Deferred service and license fees	6,417,652	6,111,616

	7,281,885	7,634,335
Less: Long-term deferred revenue	(963,356)	(976,165)

Total current deferred revenue	$6,318,529	$6,658,170

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	March 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Healthcare Royalty Partners debt	$18,319,895	18,319,895	$18,388,764	18,388,764

Total debt	18,319,895	18,319,895	18,388,764	18,388,764
Less current maturities	—	—	—	—

Total long term debt	$18,319,895	$18,319,895	$18,388,764	$18,388,764

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of March 31, 2015 and December 31, 2014. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3).

Revolving Line of Credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $10 million subject to the value of collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was last amended on March 27, 2015, extending the maturity date to March 31, 2018. The current agreement requires the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $21.5 million for the quarters ended March 31, 2015, June 30, 2015, and September 30, 2015; not less than (no worse than) negative $22.5 million for the quarters ended December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016; not less than (no worse than) negative $23.5 million for the quarters ended December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018.

As of March 31, 2015, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of March 31, 2015, the Company had a borrowing capacity of $6.5 million based on the Company’s collateralized assets.

Healthcare Royalty Partners Debt

In November 2011, the Company entered into a loan agreement with Healthcare Royalty Partners. Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe ES system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe ES system sales for the three months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe ES system sales for the twelve months ended December 31, 2012. The loan will be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. (the “Biosense Agreement”). The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe ES system in cardiac ablation procedures. Under the terms of the agreement, Healthcare Royalty Partners will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, the royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender.

10. Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. Since the Company’s inception, no dividends have been declared or paid.

Controlled Equity Offering

The Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) in May 2014, as amended on March 26, 2015, with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate gross sales price of up to $18.0 million. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement.

During the three months ended March 31, 2015, the Company sold an aggregate of 311,222 shares of common stock under the Sales Agreement, at an average price of approximately $2.02 per share for gross proceeds of $629,505 and net proceeds of $610,620, after deducting Cantor’s commission. As of March 31, 2015, $14.2 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Stock Award Plans

        The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In August 2012, the Board of Directors adopted a stock incentive plan (the 2012 Stock Incentive Plan “Plan”) which was subsequently approved by the Company’s shareholders. This plan replaced the 2002 Stock Incentive Plan which expired on March 25, 2012.

On June 5, 2013 and on June 10, 2014, the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Each of these amendments increased the number of shares authorized for issuance under the Plan by one million shares. At March 31, 2015, the Company had 836,839 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2015, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $2.2 million, net of estimated forfeitures of approximately $1.5 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three month period ended March 31, 2015 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2014	487,146	$1.69 - $116.40	$17.21
Granted	280,850	2.15	$2.15
Exercised	—	—	—
Forfeited	(50,080)	$2.15 - $91.90	$14.33

Outstanding, March 31, 2015	717,916	$1.69 - $116.40	$11.52

As of March 31, 2015, there were no restricted shares outstanding.

A summary of the restricted stock unit activity for the three month period ended March 31, 2015 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2014	697,751	$3.14
Granted	277,700	$2.16
Vested	(117,050)	$3.49
Forfeited	(58,800)	$2.81

Outstanding, March 31, 2015	799,601	$2.77

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2015:
Cash equivalents	$2,001,545	2,001,545	—	—

Total assets at fair value	$2,001,545	2,001,545	—	—

Liabilities at March 31, 2015:
Warrants issued May 10, 2012	1,037,294	—	—	1,037,294
Warrants issued August 2013	1,989,270			1,989,270

Total liabilities at fair value:	$3,026,564	—	—	3,026,564

Assets at December 31, 2014:
Cash equivalents	$5,361,053	5,361,053	—	—

Total assets at fair value	$5,361,053	5,361,053	—	—

Liabilities at December 31, 2014:
Warrants issued May 10, 2012	$728,712	—	—	728,712
Warrants issued August 2013	1,405,475	—	—	1,405,475

Total liabilities at fair value:	$2,134,187	—	—	2,134,187

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $2,001,545 and $5,361,053 at March 31, 2015 and December 31, 2014, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the three month periods ended March 31, 2015, and March 31, 2014. There were no transfers in or out of Level 1 during the period ended March 31, 2015.

Level 2

The Company does not have any financial assets or liabilities classified as Level 2.

Level 3

In conjunction with the Company’s May 2012 and August 2013 financing transactions, the Company issued warrants to purchase shares of the Company’s common stock. Due to the provisions included in the warrant agreements, the warrants did not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically re-measured with any changes in value recognized in “Other expense” in the Statements of Operations.

The remaining warrants from the May 2012 transaction expire in May 2018 and were revalued as of March 31, 2015 using the following assumptions: 1) volatility of 170.85%; 2) risk-free interest rate of 0.89%; and 3) a closing stock price of $2.05.

The remaining warrants from the August 2013 expire in November 2018 and were revalued as of March 31, 2015 using the following assumptions: 1) volatility of 161.52%; 2) risk-free interest rate of 0.89%; and 3) a closing stock price of $2.05.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three month period ended March 31, 2015:

	Warrants issued May 2012	Warrants issued August 2013	Total Liabilities
Balance at beginning of period	$728,712	$1,405,475	$2,134,187
Settlements	—	—	—
Revaluation	308,582	583,795	892,377

Balance at end of period	$1,037,294	$1,989,270	$3,026,564

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	March 31, 2015	December 31, 2014
Warranty accrual, beginning of the fiscal period	$364,548	$501,212
Accrual adjustment for product warranty	(9,904)	84,402
Payments made	(19,771)	(221,066)

Warranty accrual, end of the fiscal period	$334,873	$364,548

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

The Company has a letter of credit to support a commitment in an amount of less than $0.1 million.

14. Subsequent Events

We have evaluated subsequent events through the date of the filing of this quarterly report on Form 10-Q with the Securities and Exchange Commission. During April 2015, the Company received gross proceeds of $0.1 million from the issuance of 65,454 shares of common stock through the Controlled Equity Offering. See Note 10 for additional information on the Controlled Equity Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “can”, “could”, “may”, “would”, or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Stereotaxis designs, manufactures and markets the Epoch™ Solution, which is an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The Epoch Solution is comprised of the Niobe® ES system, Odyssey® Solution, and the Vdrive® system. We believe that the Epoch Solution represents a revolutionary technology in the interventional surgical suite, or “interventional lab”, and has the potential to become the standard of care for a broad range of complex cardiology procedures. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically important improvements and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times and sub-optimal therapeutic outcomes.

The Niobe ES system is the latest generation of the Niobe ES Magnetic Navigation System (“Niobe ES system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced X-ray exposure.

Stereotaxis also has developed the Odyssey Solution which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation and training. The Odyssey Solution may be acquired in conjunction with a Niobe ES system or on a stand-alone basis for installation in interventional labs and other locations where clinicians often desire the benefits of Odyssey Solution that we believe can improve clinical workflows and related efficiencies.

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

We generate revenue from both the initial capital sales of the Niobe, Odyssey and Vdrive systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters. We market our products to a broad base of hospitals in the United States and internationally. As of March 31, 2015, the Company has an installed base of 124 Niobe ES systems.

The core components of Stereotaxis systems have received regulatory clearance in the U.S., European Union, Canada, China, Japan and elsewhere. We have received the CE Mark that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop and V-Sono devices in Europe. In addition, we have received licensing to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop and V-Sono devices in Canada. We have received regulatory clearance that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop, and V-Sono devices in the United States. We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Pegasus™ coronary peripheral guidewires in the U.S. and Europe.

Since our inception, we have generated significant losses. As of March 31, 2015, we incurred cumulative net losses of approximately $461.7 million. In 2015, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption. Although we achieved an operating profit in the fourth quarter 2014, we expect to have negative cash flow from operations into 2015 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During 2015, we expect operating expenses to be generally consistent with 2014 with additional investment in certain targeted areas.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue. Revenue increased from $8.4 million for the three months ended March 31, 2014 to $9.5 million for the three months ended March 31, 2015, an increase of 14%. Revenue from the sale of systems increased from $1.3 million to $2.8 million, an increase of approximately 112%, primarily due to higher Niobe and Odyssey system sales volumes. We recognized revenue on two Niobe systems, a total $0.5 million for Odyssey and Odyssey Cinema systems, and $0.3 million for Vdrive systems during the 2015 period. System revenue for the prior year period included Niobe ES system revenue of $0.7 million, which included system installation revenue, one Niobe ES system upgrade and a customer deposit for a previously cancelled Niobe ES order. In addition, system revenue in the 2014 period included a total of $0.2 million for Odyssey and Odyssey Cinema systems and a total of $0.4 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories decreased to $6.7 million for the three months ended March 31, 2015 from $7.0 million for the three months ended March 31, 2014, a decrease of approximately 5%. The decrease in the current year period was primarily driven by the stronger U.S. dollar as well as higher service revenue in the 2014 period associated with a Niobe 1 to Niobe ES upgrade.

Cost of Revenue. Cost of revenue increased to $2.6 million for the three months ended March 31, 2015 from $1.6 million for the three months ended March 31, 2014. As a percentage of our total revenue, overall gross margin has decreased from 81% for the three months ended March 31, 2014 to 72% for the three months ended March 31, 2015, due to a shift in mix from disposable, service and accessory revenue to system revenue. Cost of revenue for systems sold increased from $0.6 million for the three months ended March 31, 2014 to $1.4 million for the three months ended March 31, 2015, an increase of approximately 150%, due primarily to increased Niobe and Odyssey system sales volumes. Gross margin for systems decreased to 51% for the three months ended March 31, 2015 from 58% for the three months ended March 31, 2014. This decrease was driven by product mix. Cost of revenue for disposables, service and accessories has increased from $1.1 million for the three months ended March 31, 2014 to $1.2 million for the three months ended March 31, 2015, an increase of 16%. Gross margin for disposables, service and accessories was 82% for the current quarter compared to 85% for the three months ended March 31, 2014. The decrease was driven by lower service revenue combined with higher expenses incurred under service contracts in the current year period.

Research and Development Expenses. Research and development expenses have remained relatively consistent with the three months ended March 31, 2014 at $1.5 million.

Sales and Marketing Expenses. Sales and marketing expenses increased from $3.6 million for the three months ended March 31, 2014 to $4.0 million for the three months ended March 31, 2015, an increase of approximately 11%. This increase was primarily due to the hiring of additional sales employees which has driven higher headcount and travel related expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased from $3.8 million for the three months ended March 31, 2014 to $2.8 million for the three months ended March 31, 2015, a decrease of approximately 27%. This decrease was primarily due to decreased regulatory expenses associated with our Japanese license as well as decreased headcount costs and consulting expenses in the current year period.

Other Expense. Other expense represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Other expense was decreased to $0.9 million for the three months ended March 31, 2015 from $1.1 million for the three months ended March 31, 2014, a decrease of 17% due to the adjustment in fair value of warrants in the current year period.

Interest Expense. Interest expense remained relatively consistent with the three months ended March 31, 2014 at $0.8 million.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At March 31, 2015 we had $4.4 million of cash and equivalents. We had working capital of approximately $2.3 million and $4.6 million as of March 31, 2015 and December 31, 2014, respectively. The decrease in the working capital is due principally to the net losses incurred for the first three months of 2015 partially offset by the proceeds from Controlled Equity Offering.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash flow used in operating activities	$(3,289)	$(2,378)
Cash flow used in investing activities	(52)	—
Cash flow provided by financing activities	509	(95)

Net cash used in operating activities. We used approximately $3.3 million and $2.4 million of cash for operating activities during the three months ended March 31, 2015 and 2014, respectively. During the first three months of 2015, we incurred an operating loss of $1.4 million and used $1.6 million in cash from changes in working capital. During the first three months of 2014, we incurred an operating loss of $2.2 million and generated $0.1 million in cash from changes in working capital. Therefore, the increase in cash used in operating activities was primarily driven by an increase in cash used from working capital, partially offset by a decrease in the operating loss during these periods.

Net cash used in investing activities. We used less than $0.1 million during the three month period ended March 31, 2015 for the purchase of equipment. There were no purchases of equipment for the three month period ended March 31, 2014.

Net cash provided by financing activities. We generated approximately $0.5 million of cash for the three month period ended March 31, 2015 compared to the $0.1 million used for the three month period ended March 31, 2014. The cash generated for the current year period was driven by proceeds from stock issued through the Controlled Equity Offering.

        We may be required to raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities, and loans collateralized by working capital and equipment. In the future, we may finance cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings or through distribution rights. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

Capital Resources

As of March 31, 2015, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank, as well as the Healthcare Royalty Partners debt discussed in the following sections.

Revolving Line of Credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $10 million subject to the value of collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was last amended on March 27, 2015, extending the maturity date to March 31, 2018. The current agreement requires the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $21.5 million for the quarters ended March 31, 2015, June 30, 2015, and September 30, 2015; not less than (no worse than) negative $22.5 million for the quarters ended December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016; not less than (no worse than) negative $23.5 million for the quarters ended December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018.

As of March 31, 2015, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of March 31, 2015 the Company had a borrowing capacity of $6.5 million based on the Company’s collateralized assets.

Healthcare Royalty Partners Debt

In November 2011, we entered into a loan agreement with Healthcare Royalty Partners. Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe ES system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe ES system sales for the three months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe ES system sales for the twelve months ended December 31, 2012. The loan will be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. (the “Biosense Agreement”). The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe ES system in cardiac ablation procedures. Under the terms of the agreement, Healthcare Royalty Partners will be entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan is a full recourse loan, matures on December 31, 2018, and bears interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement are insufficient to pay all amounts of interest due on the loan, then such deficiency will increase the outstanding principal amount on the loan. After the loan obligation is repaid, royalties under the Biosense Agreement will again be paid to the Company. The loan is also secured by certain assets and intellectual property of the Company. The agreement also contains customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender.

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of March 31, 2015.

Controlled Equity Offering

The Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) in May 2014, as amended on March 26, 2015, with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate gross sales price of up to $18.0 million. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement.

During the three months ended March 31, 2015, the Company sold an aggregate of 311,222 shares of common stock under the Sales Agreement, at an average price of approximately $2.02 per share for gross proceeds of $629,505 and net proceeds of $610,620, after deducting Cantor’s commission. As of March 31, 2015, $14.2 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of March 31, 2015 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the three months ended March 31, 2015, sales denominated in foreign currencies were approximately 10% of total revenue and as such, our revenue would have decreased by approximately $0.2 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the three months ended March 31, 2015, expenses denominated in foreign currencies were approximately 10% of our total expenses and as such, our operating expenses would have decreased by approximately $0.1 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at March 31, 2015 would have resulted in a $0.3 million decrease in the carrying amounts of those net assets.

Interest Rate Risk

We have exposure to interest rate and market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of March 31, 2015, the Company did not hold any investments other than those held in money market funds.

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

Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

STEREOTAXIS, INC. (Registrant)

Date: May 7, 2015	By:	/s/ William C. Mills III
William C. Mills III, Chief Executive Officer

Date: May 7, 2015	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Amendment No. 1, dated March 26, 2015, to Sales Agreement, dated May 16, 2014, between Stereotaxis, Inc. and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 26, 2015.

10.2	Tenth Loan Modification Agreement (Domestic), dated March 27, 2015, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 30, 2015.

10.3	Amendment to Stereotaxis, Inc. 2009 Employee Stock Purchase Plan, as adopted February 27, 2015 (filed herewith).

10.4	Summary of Management Bonus Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.