Form 10-Q
period 2015-06-30
Stereotaxis, Inc.
filed 2015-08-07
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding shares of the registrant’s common stock on July 15, 2015 was 21,067,198.

STEREOTAXIS, INC.

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,629,273	$7,270,301
Accounts receivable, net of allowance of $119,620 and $131,464 in 2015 and 2014, respectively	7,449,913	6,480,499
Inventories	5,498,917	6,371,903
Prepaid expenses and other current assets	739,292	1,094,837

Total current assets	17,317,395	21,217,540
Property and equipment, net	1,077,011	894,728
Intangible assets, net	1,229,736	1,379,653
Other assets	321,309	388,850

Total assets	$19,945,451	$23,880,771

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,293,119	$2,353,133
Accrued liabilities	6,002,767	5,505,142
Deferred revenue	6,342,452	6,658,170
Warrants	2,027,395	2,134,187

Total current liabilities	16,665,733	16,650,632
Long-term debt, less current maturities	18,308,436	18,388,764
Long-term deferred revenue	856,854	976,165
Other liabilities	5,570	414,928
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2015 and 2014	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 21,066,848 and 20,480,874 shares issued at 2015 and 2014, respectively	21,067	20,481
Additional paid in capital	447,573,961	446,241,703
Treasury stock, 4,015 shares at 2015 and 2014	(205,999)	(205,999)
Accumulated deficit	(463,280,171)	(458,605,903)

Total stockholders’ deficit	(15,891,142)	(12,549,718)

Total liabilities and stockholders’ deficit	$19,945,451	$23,880,771

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Systems	$3,092,935	$1,153,282	$5,924,113	$2,488,136
Disposables, service and accessories	6,571,315	6,894,255	13,271,163	13,914,071

Total revenue	9,664,250	8,047,537	19,195,276	16,402,207
Cost of revenue:
Systems	1,849,275	1,080,785	3,249,542	1,640,212
Disposables, service and accessories	1,093,988	903,977	2,324,359	1,963,634

Total cost of revenue	2,943,263	1,984,762	5,573,901	3,603,846
Gross margin	6,720,987	6,062,775	13,621,375	12,798,361
Operating expenses:
Research and development	1,419,826	1,312,743	2,905,533	2,816,189
Sales and marketing	4,250,779	4,096,155	8,285,150	7,727,420
General and administrative	2,772,708	2,943,510	5,567,297	6,773,377

Total operating expenses	8,443,313	8,352,408	16,757,980	17,316,986

Operating loss	(1,722,326)	(2,289,633)	(3,136,605)	(4,518,625)
Other income	999,169	1,181,126	106,792	104,987
Interest income	493	1,695	1,355	3,929
Interest expense	(816,023)	(834,667)	(1,645,810)	(1,671,617)

Net loss	$(1,538,687)	$(1,941,479)	$(4,674,268)	$(6,081,326)

Net loss per common share:
Basic	$(0.07)	$(0.10)	$(0.22)	$(0.31)
Diluted	$(0.07)	$(0.10)	$(0.22)	$(0.31)

Weighted average shares used in computing net loss per common share:
Basic	21,007,103	19,631,469	20,871,244	19,483,603
Diluted	21,007,103	19,631,469	20,871,244	19,483,603

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(4,674,268)	$(6,081,326)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	134,025	237,497
Amortization of intangibles	149,917	149,917
Amortization of deferred finance costs	111,018	126,535
Share-based compensation	637,246	739,807
Adjustment of warrants	(106,792)	(104,987)
Changes in operating assets and liabilities:
Accounts receivable	(969,414)	1,122,271
Inventories	609,088	(1,177,346)
Prepaid expenses and other current assets	244,527	194,767
Other assets	67,541	130
Accounts payable	(60,014)	(356,938)
Accrued liabilities	497,625	(787,374)
Deferred revenue	(435,029)	482,790
Other liabilities	(409,358)	—

Net cash used in operating activities	(4,203,888)	(5,454,257)
Cash flows from investing activities
Purchase of equipment	(52,410)	(41,140)

Net cash used in investing activities	(52,410)	(41,140)
Cash flows from financing activities
Payments of Healthcare Royalty Partners debt	(80,328)	(24,290)
Proceeds from issuance of stock, net of issuance costs	695,598	2,342,275

Net cash provided by financing activities	615,270	2,317,985

Net decrease in cash and cash equivalents	(3,641,028)	(3,177,412)

Cash and cash equivalents at beginning of period	7,270,301	13,775,130

Cash and cash equivalents at end of period	$3,629,273	$10,597,718

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Epoch®, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-CAS Deflect™, V-Loop™, V-Sono™, QuikCAS™, Cardiodrive®, PowerAssert™, Titan®, and Pegasus™ are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

1. Description of Business

Stereotaxis designs, manufactures, and markets the Epoch® Solution, an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency, and efficacy for catheter-based or interventional procedures. The Epoch Solution is comprised of the Niobe® ES Magnetic Navigation System (“Niobe ES system”), Odyssey® Information Management Solution (“Odyssey Solution”), and the Vdrive® Robotic Navigation System (“Vdrive system”) and related devices.

The Niobe ES system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures, and reduced X-ray exposure.

In addition to the Niobe ES system and its components, Stereotaxis has also developed the Odyssey Solution, which consolidates all lab information, enabling doctors to focus on the patient for optimal procedure efficiency. The platform also features a remote viewing and recording capability called the Odyssey Cinema™ system, an innovative system delivering synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital’s local area network and over the global Odyssey Network, providing physicians with a tool for clinical collaboration, remote consultation, and training.

Our Vdrive system provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. The Vdrive system complements the Niobe ES system’s control of therapeutic catheters for fully remote procedures and enables single-operator workflow. It is sold as two options, the Vdrive system and the Vdrive Duo™ system. In addition to the Vdrive system and the Vdrive Duo system, we also manufacture and market various disposable components which can be manipulated by these systems.

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and software licenses. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion may be implemented upon purchase of the necessary components. As of June 30, 2015, the Company has an installed base of 123 Niobe ES systems.

The core components of Stereotaxis’ systems have received regulatory clearance in the United States, European Union, Canada, China, Japan and various other countries. We have received the CE Mark that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop and V-Sono devices in Europe. In addition, we have received licensing to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop, and V-Sono devices in Canada. We have received regulatory clearance that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop, and V-Sono devices in the United States. We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Pegasus™ coronary peripheral guidewires in the United States and Europe.

Since our inception, we have generated significant losses. As of June 30, 2015, we incurred cumulative net losses of approximately $463.3 million. In 2015, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption. Although we achieved an operating profit in the fourth quarter 2014, we expect to have negative cash flow from operations into 2015 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs, and fund additional sales and marketing initiatives. During 2015, we expect operating expenses to be generally consistent with 2014 with additional investment in certain targeted areas.

We may be required to raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities, and loans collateralized by working capital and equipment. We continue to explore financing alternatives, which may include the sale of equity securities or non-core assets, strategic collaboration agreements, debt financings, or distribution rights. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

Our existing cash, cash equivalents, and borrowing facilities may not be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, which would require us to obtain additional financing. We cannot assure that additional financing will be available on acceptable terms or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves, or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition, and operational results. In addition, we could be required to cease operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015 or for future operating periods.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Numerator for basic EPS	$(1,538,687)	$(1,941,479)	$(4,674,268)	$(6,081,326)

Numerator for diluted EPS	$(1,538,687)	$(1,941,479)	$(4,674,268)	$(6,081,326)

Denominator:
Denominator for basic EPS—weighted average shares	21,007,103	19,631,469	20,871,244	19,483,603

Denominator for diluted EPS	21,007,103	19,631,469	20,871,244	19,483,603

Basic EPS	$(0.07)	$(0.10)	$(0.22)	$(0.31)
Diluted EPS	$(0.07)	$(0.10)	$(0.22)	$(0.31)

In addition, the Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for the six months ended June 30, 2015 and the six months ended June 30, 2014. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable during these periods because the Company’s unearned restricted shares do not contractually participate in its losses.

As of June 30, 2015, the Company had 749,166 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $9.96 per share, 2,131,476 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.99 per share, and 805,754 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding for the six months ended June 30, 2015.

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

In August 2014, the FASB issued ASU No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists and when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact of adopting this accounting standard update on our financial statement disclosures and have not concluded on an adoption method.

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

3. Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials	$2,387,027	$2,746,926
Work in process	249,022	374,236
Finished goods	2,896,623	3,310,375
Reserve for obsolescence	(33,755)	(59,634)

Total inventories	$5,498,917	$6,371,903

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2015	December 31, 2014
Prepaid expenses	$362,592	$679,740
Deferred financing costs	486,642	492,385
Deposits	143,597	311,562
Deferred cost of revenue	67,770	—

Total prepaid expenses and other assets	1,060,601	1,483,687
Less: Noncurrent prepaid expenses and other assets	(321,309)	(388,850)

Total prepaid expenses and other current assets	$739,292	$1,094,837

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

5. Property and Equipment

Property and equipment consist of the following:

	June 30, 2015	December 31, 2014
Equipment	$8,363,433	$8,264,804
Equipment held for lease	303,412	303,412
Leasehold improvements	2,328,381	2,328,381

	10,995,226	10,896,597
Less: Accumulated depreciation	(9,918,215)	(10,001,869)

Net property and equipment	$1,077,011	$894,728

6. Intangible Assets

As of June 30, 2015, the Company had total intangible assets of $3,665,000. Accumulated amortization at June 30, 2015, was $2,435,264.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
Accrued salaries, bonus, and benefits	$2,492,485	$2,557,557
Accrued rent	1,393,916	1,407,740
Accrued licenses and maintenance fees	661,102	661,766
Accrued interest	491,461	493,616
Accrued warranties	330,886	364,548
Accrued taxes	429,592	332,364
Other	208,895	102,479

Total accrued liabilities	6,008,337	5,920,070
Less: Long term accrued liabilities	(5,570)	(414,928)

Total current accrued liabilities	$6,002,767	$5,505,142

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of June 30, 2015, the remaining accrued costs associated with the termination were $319,736.

8. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2015	2014
Product shipped, revenue deferred	$210,360	$457,348
Customer deposits	41,779	1,065,371
Deferred service and license fees	6,947,167	6,111,616

	7,199,306	7,634,335
Less: Long-term deferred revenue	(856,854)	(976,165)

Total current deferred revenue	$6,342,452	$6,658,170

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	June 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Healthcare Royalty Partners debt	$18,308,436	18,308,436	$18,388,764	18,388,764

Total debt	18,308,436	18,308,436	18,388,764	18,388,764
Less current maturities	—	—	—	—

Total long term debt	$18,308,436	$18,308,436	$18,388,764	$18,388,764

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of June 30, 2015 and December 31, 2014. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3).

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

As of June 30, 2015, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of June 30, 2015, the Company had a borrowing capacity of $6.0 million based on the Company’s collateralized assets.

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

During the three months ended June 30, 2015, the Company sold an aggregate of 71,754 shares of common stock under the Sales Agreement, at an average price of approximately $1.97 per share for gross proceeds of $141,497 and net proceeds of $137,253, after deducting Cantor’s commission. As of June 30, 2015, $14.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

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

On June 5, 2013 and on June 10, 2014, the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Each of these amendments increased the number of shares authorized for issuance under the Plan by one million shares. At June 30, 2015, the Company had 699,995 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2015, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $2.3 million, net of estimated forfeitures of approximately $1.2 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six month period ended June 30, 2015 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2014	487,146	$1.69 - $116.40	$17.21
Granted	330,850	$1.88 - $2.15	$2.11
Exercised	—	—	—
Forfeited	(68,830)	$1.69 - $91.90	$23.58

Outstanding, June 30, 2015	749,166	$1.74 - $116.40	$9.96

As of June 30, 2015, there were no restricted shares outstanding.

A summary of the restricted stock unit activity for the six month period ended June 30, 2015 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2014	697,751	$3.14
Granted	370,700	$2.07
Vested	(197,800)	$3.36
Forfeited	(64,897)	$2.82

Outstanding, June 30, 2015	805,754	$2.62

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2015:
Cash equivalents	$1,019,571	1,019,571	—	—

Total assets at fair value	$1,019,571	1,019,571	—	—

Liabilities at June 30, 2015:
Warrants issued May 10, 2012	686,275	—	—	686,275
Warrants issued August 2013	1,341,120			1,341,120

Total liabilities at fair value:	$2,027,395	—	—	2,027,395

Assets at December 31, 2014:
Cash equivalents	$5,361,053	5,361,053	—	—

Total assets at fair value	$5,361,053	5,361,053	—	—

Liabilities at December 31, 2014:
Warrants issued May 10, 2012	$728,712	—	—	728,712
Warrants issued August 2013	1,405,475	—	—	1,405,475

Total liabilities at fair value:	$2,134,187	—	—	2,134,187

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $1,019,571 and $5,361,053 at June 30, 2015 and December 31, 2014, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the six month periods ended June 30, 2015, and June 30, 2014. There were no transfers in or out of Level 1 during the period ended June 30, 2015.

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

The remaining warrants from the May 2012 transaction expire in May 2018 and were revalued as of June 30, 2015 using the following assumptions: 1) volatility of 172.12%; 2) risk-free interest rate of 1.01%; and 3) a closing stock price of $1.44.

The remaining warrants from the August 2013 expire in November 2018 and were revalued as of June 30, 2015 using the following assumptions: 1) volatility of 165.18%; 2) risk-free interest rate of 1.01%; and 3) a closing stock price of $1.44.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six month period ended June 30, 2015:

	Warrants issued May 2012	Warrants issued August 2013	Total Liabilities
Balance at beginning of period	$728,712	$1,405,475	$2,134,187
Settlements	—	—	—
Revaluation	(42,437)	(64,355)	(106,792)

Balance at end of period	$686,275	$1,341,120	$2,027,395

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	June 30, 2015	December 31, 2014
Warranty accrual, beginning of the fiscal period	$364,548	$501,212
Accrual adjustment for product warranty	29,774	84,402
Payments made	(63,436)	(221,066)

Warranty accrual, end of the fiscal period	$330,886	$364,548

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

14. Subsequent Events

On August 5, 2015, the Nasdaq Stock Market LLC (“NASDAQ”) notified us that the Company no longer complies with NASDAQ Listing Rule 5550(b)(2), the Market Value of Listed Securities (“MVLS”) Rule, because the Company did not maintain a minimum MVLS of $35 million for the 30 consecutive business days prior to the date of the letter. In accordance with Rule
5810(c)(3)(C), the Company will be provided 180 calendar days, or until February 1, 2016, to regain compliance with the MVLS Rule. The Company may regain compliance with the MVLS Rule if the Company’s MVLS closes at $35 million or more for a minimum of 10 consecutive business days at any time before February 1, 2016.

The NASDAQ letter further states that if the Company does not regain compliance with the MVLS Rule by February 1, 2016, the NASDAQ will notify the Company that its common stock will be subject to delisting. At that time, the Company may appeal NASDAQ’s determination to delist the common stock.

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

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Item 1A. Risk Factors”. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, and results of operations. Such statements include, but are not limited to, statements preceded by, followed by, or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “can”, “could”, “may”, “would”, or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they are made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Stereotaxis designs, manufactures, and markets the Epoch® Solution, an advanced cardiology instrument-control system for use in a hospital’s interventional surgical suite, to enhance the treatment of arrhythmias and coronary artery disease. The Epoch Solution is comprised of the Niobe® ES system, Odyssey® solution, and the Vdrive® system. We believe that the Epoch Solution represents a revolutionary technology in the interventional surgical suite, or “interventional lab” and has the potential to become the standard of care for a broad range of complex cardiology procedures. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically-important improvements and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times and sub-optimal therapeutic outcomes.

The Niobe ES system is the latest generation of the Niobe ES Magnetic Navigation System (“Niobe ES system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures, and reduced X-ray exposure.

Stereotaxis also has developed the Odyssey Solution, which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, an innovative solution delivering synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital’s local area network and over the global Odyssey Network, providing physicians with a tool for clinical collaboration, remote consultation, and training. The Odyssey Solution may be acquired, in conjunction with a Niobe ES system or on a stand-alone basis, for installation in interventional labs and other locations where clinicians often desire the benefits of the Odyssey Solution that we believe can improve clinical workflows and related efficiencies.

Our Vdrive system provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. The Vdrive system complements the Niobe ES system’s control of therapeutic catheters for fully remote procedures and enables single-operator workflow. It is sold as two options, the Vdrive system and the Vdrive Duo system. In addition to the Vdrive system and the Vdrive Duo system, we also manufacture and market various disposable components (V-Loop, V-Sono, V-CAS, and V-CAS Deflect) which can be manipulated by these systems.

We generate revenue from both the initial capital sale of the Niobe, Odyssey, and Vdrive systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company by Biosense Webster for the sale of co-developed catheters. We market our products to a broad base of hospitals in the United States and internationally. As of June 30, 2015, the Company has an installed base of 123 Niobe ES systems.

The core components of Stereotaxis’ systems have received regulatory clearance in the United States, European Union, Canada, China, Japan, and elsewhere. We have received the CE Mark that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop, and V-Sono devices in Europe. In addition, we have received licensing to market the Vdrive and Vdrive Duo systems with the V-CAS, V-CAS Deflect, V-Loop, and V-Sono devices in Canada. We have received regulatory clearance that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop, and V-Sono devices in the United States. We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Pegasus™ coronary peripheral guidewires in the United States and Europe.

Since our inception, we have generated significant losses. As of June 30, 2015, we incurred cumulative net losses of approximately $463.3 million. In 2015, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption. Although we achieved an operating profit in the fourth quarter 2014, we expect to have negative cash flow from operations into 2015 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs, and fund additional sales and marketing initiatives. During 2015, we expect operating expenses to be generally consistent with 2014 with additional investment in certain targeted areas.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue. Revenue increased from $8.0 million for the three months ended June 30, 2014 to $9.7 million for the three months ended June 30, 2015, an increase of 20%. Revenue from the sale of systems increased from $1.2 million to $3.1 million, an increase of approximately 168%, primarily due to increased Niobe and Odyssey system sales volumes. We recognized revenue on two Niobe systems and a total of $1.0 million for Odyssey and Odyssey Cinema systems and $0.2 million for Vdrive systems during the 2015 period. System revenue for the prior year period included one Niobe system which was a Niobe I to Niobe ES system upgrade, and a total of $0.7 million for Odyssey and Odyssey Cinema systems. Revenue from sales of disposable interventional devices, service and accessories decreased to $6.6 million for the three months ended June 30, 2015 from $6.9 million for the three months ended June 30, 2014, a decrease of approximately 5%. The decrease was primarily driven by the impact of the stronger U.S. dollar on European sales.

Cost of Revenue. Cost of revenue increased to $2.9 million for the three months ended June 30, 2015 from $2.0 million for the three months ended June 30, 2014. As a percentage of our total revenue, overall gross margin decreased to 70% for the three months ended June 30, 2015 from 75% for the three months ended June 30, 2014. Cost of revenue for systems sold increased from $1.1 million for the three months ended June 30, 2014 to $1.8 million for the three months ended June 30, 2015, an increase of approximately 71%, due primarily to increased Niobe and Odyssey system sales volumes. Gross margin for systems increased to 40% for the three months ended June 30, 2015 from 6% for the three months ended June 30, 2014. This increase was primarily due to the sale of a Niobe I to Niobe ES system upgrade in the 2014 period and higher average realized revenue on current period Odyssey sales. Cost of revenue for disposables, service and accessories increased to $1.1 million for the three months ended June 30, 2015 from $0.9 million for the three months ended June 30, 2014 due to higher expenses incurred under service contracts in the current year period. Gross margin for disposables, service and accessories was 83% for the current quarter compared to 87% for the three months ended June 30, 2014.

Research and Development Expenses. Research and development expenses increased from $1.3 million for the three months ended June 30, 2014 to $1.4 million for the three months ended June 30, 2015, an increase of approximately 8%. This increase was primarily due to headcount costs and recruiting and relocation expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased from $4.1 million for the three months ended June 30, 2014 to $4.3 million for the three months ended June 30, 2015, an increase of approximately 4%. This increase was primarily due to increased headcount expenses and third party commissions, partially offset by decreased marketing expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased from $2.9 million for the three months ended June 30, 2014 to $2.8 million for the three months ended June 30, 2015, a decrease of approximately 6%. This decrease was primarily driven by lower consulting expenses.

Other Income. Other income represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense has remained relatively consistent with the three months ended June 30, 2015 and 2014 at $0.8 million.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue. Revenue increased from $16.4 million for the six months ended June 30, 2014 to $19.2 million for the six months ended June 30, 2015, an increase of approximately 17%. Revenue from the sale of systems increased from $2.5 million to $5.9 million, an increase of approximately 138%. We recognized revenue on four Niobe systems, a total of $1.5 million on Odyssey and Odyssey family products, and $0.5 million for Vdrive systems during the 2015 period. System revenue for the prior year period included one Niobe system which was a Niobe I to Niobe ES system upgrade, a total of $0.7 million for system installation revenue, one Niobe ES upgrade and a customer deposit for a previously cancelled Niobe system order. In addition, in the prior year we recognized revenue on a total of $0.9 million for Odyssey and Odyssey Cinema systems and a total of $0.5 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories decreased to $13.3 million for the six months ended June 30, 2015 from $13.9 million for the six months ended June 30, 2014, a decrease of approximately 5%. The decrease was attributable to the impact of the stronger U.S. dollar on European sales, lower disposable volume and higher service revenue in the 2014 period associated with Niobe I to Niobe ES upgrades.

Cost of Revenue. Cost of revenue increased from $3.6 million for the six months ended June 30, 2014 to $5.6 million for the six months ended June 30, 2015, an increase of approximately 55%. As a percentage of our total revenue, overall gross margin decreased to 71% for the six months ended June 30, 2015 compared to 78% during the same six month period of the prior year due to a shift in mix from disposable, service and accessory revenue to system revenue. Cost of revenue for systems sold increased from $1.6 million for the six months ended June 30, 2014 to $3.3 million for the six months ended June 30, 2015, an increase of approximately 98%, primarily due to increased system sales volumes across Niobe and Odyssey product lines. Gross margin for systems increased from 34% for the six months ended June 30, 2014 to 45% for the six months ended June 30, 2015 due to improved selling prices. Cost of revenue for disposables, service and accessories increased to $2.3 million during the 2015 period from $2.0 million during the 2014 period, resulting in a decrease in gross margin to 82% from 86% between these periods driven by higher expenses incurred under service contracts in the current year period.

Research and Development Expenses. Research and development expenses increased from $2.8 million for the six months ended June 30, 2014 to $2.9 million for the six months ended June 30, 2015, an increase of approximately 3%. The increase is primarily due to recruiting and relocation expenses and higher project spending.

Sales and Marketing Expenses. Sales and marketing expenses increased from $7.7 million for the six months ended June 30, 2014 to $8.3 million for the six months ended June 30, 2015, an increase of approximately 7%. This increase was primarily due to the addition of sales employees leading to increased headcount and travel related expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $5.6 million for the six months ended June 30, 2015 from $6.8 million for the six months ended June 30, 2014. This decrease was primarily due to decreased regulatory expenses associated with our Japanese license as well as decreased headcount costs and consulting expenses in the current year period.

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

Interest Expense. Interest expense remained relatively consistent at $1.6 million for the six months period ended June 30, 2015 compared to $1.7 million for the six months period ended June 30, 2014.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At June 30, 2015 we had $3.6 million of cash and equivalents. We had working capital of approximately $0.7 million and $4.6 million as of June 30, 2015 and December 31, 2014, respectively. The decrease in the working capital is due principally to the net losses incurred for the first six months of 2015 partially offset by the proceeds from Controlled Equity Offering.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash flow used in operating activities	$(4,204)	$(5,454)
Cash flow used in investing activities	(52)	(41)
Cash flow provided by financing activities	615	2,318

Net cash used in operating activities. We used approximately $4.2 million and $5.5 million of cash for operating activities during the six months ended June 30, 2015 and 2014, respectively. The decrease in cash used in operating activities was primarily driven by the reduced operating loss in the current year period.

Net cash used in investing activities. We used less than $0.1 million during the six month period ended June 30, 2015 and the six month period ended June 30, 2014 for the purchase of equipment.

Net cash provided by financing activities. We generated approximately $0.6 million of cash for the six month period ended June 30, 2015 compared to the $2.3 million generated for the six month period ended June 30, 2014. The cash generated in both periods was driven by proceeds from stock issued through the Controlled Equity Offering.

We may be required to raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities, and loans collateralized by working capital and equipment. We continue to explore financing alternatives, which may include the sale of equity securities or non-core assets, strategic collaboration agreements, debt financings or distribution rights. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on a number of factors outside of our control.

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

Capital Resources

As of June 30, 2015, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank, as well as the Healthcare Royalty Partners debt discussed in the following sections.

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

As of June 30, 2015, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of June 30, 2015 the Company had a borrowing capacity of $6.0 million based on the Company’s collateralized assets.

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

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of June 30, 2015.

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

During the three months ended June 30, 2015, the Company sold an aggregate of 71,754 shares of common stock under the Sales Agreement, at an average price of approximately $1.97 per share for gross proceeds of $141,497 and net proceeds of $137,253, after deducting Cantor’s commission. As of June 30, 2015, $14.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of June 30, 2015 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the six months ended June 30, 2015, sales denominated in foreign currencies were approximately 18% of total revenue and as such, our revenue would have decreased by $0.5 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the six months ended June 30, 2015, expenses denominated in foreign currencies were approximately 11% of our total expenses and as such, our operating expenses would have decreased by approximately $0.2 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at June 30, 2015 would have resulted in a $0.3 million decrease in the carrying amounts of those net assets.

Interest Rate Risk

We have exposure to interest rate and market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of June 30, 2015, the Company did not hold any investments other than those held in money market funds.

We have exposure to interest rate risk related to our borrowings as the interest rates for certain of our outstanding loans are subject to increase should the interest rate increase above a defined percentage. However, a hypothetical increase in interest rates of 100 basis points would have no impact on interest expense due to an interest rate floor of 7.0% on our floating rate debt.

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

On August 5, 2015, the Nasdaq Stock Market LLC (“NASDAQ”) notified us that the Company no longer complies with NASDAQ Listing Rule 5550(b)(2), the Market Value of Listed Securities (“MVLS”) Rule, because the Company did not maintain a minimum MVLS of $35 million for the 30 consecutive business days prior to the date of the letter. In accordance with Rule
5810(c)(3)(C), the Company will be provided 180 calendar days, or until February 1, 2016, to regain compliance with the MVLS Rule. The Company may regain compliance with the MVLS Rule if the Company’s MVLS closes at $35 million or more for a minimum of 10 consecutive business days at any time before February 1, 2016.

The NASDAQ letter further states that if the Company does not regain compliance with the MVLS Rule by February 1, 2016, the NASDAQ will notify the Company that its common stock will be subject to delisting. At that time, the Company may appeal NASDAQ’s determination to delist the common stock.

ITEM 6.	EXHIBITS

Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: August 7, 2015	By:	/s/ William C. Mills III
William C. Mills III, Chief Executive Officer

Date: August 7, 2015	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.