Form 10-Q
period 2015-09-30
Stereotaxis, Inc.
filed 2015-11-05
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of the registrant’s common stock on October 20, 2015 was 21,544,018.

STEREOTAXIS, INC.

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,618,469	$7,270,301
Accounts receivable, net of allowance of $113,963 and $131,464 in 2015 and 2014, respectively	6,598,667	6,480,499
Inventories	5,132,532	6,371,903
Prepaid expenses and other current assets	760,745	1,094,837

Total current assets	16,110,413	21,217,540
Property and equipment, net	1,076,692	894,728
Intangible assets, net	1,154,778	1,379,653
Other assets	294,900	388,850

Total assets	$18,636,783	$23,880,771

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,323,086	$2,353,133
Accrued liabilities	6,042,517	5,505,142
Deferred revenue	6,447,824	6,658,170
Warrants	1,302,039	2,134,187

Total current liabilities	16,115,466	16,650,632
Long-term debt, less current maturities	18,283,492	18,388,764
Long-term deferred revenue	812,070	976,165
Other liabilities	5,589	414,928
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2015 and 2014	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 21,271,844 and 20,480,874 shares issued at 2015 and 2014, respectively	21,272	20,481
Additional paid in capital	447,881,991	446,241,703
Treasury stock, 4,015 shares at 2015 and 2014	(205,999)	(205,999)
Accumulated deficit	(464,277,098)	(458,605,903)

Total stockholders’ deficit	(16,579,834)	(12,549,718)

Total liabilities and stockholders’ deficit	$18,636,783	$23,880,771

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Systems	$2,298,608	$2,181,088	$8,222,722	$4,669,224
Disposables, service and accessories	6,976,006	6,673,013	20,247,169	20,587,084

Total revenue	9,274,614	8,854,101	28,469,891	25,256,308
Cost of revenue:
Systems	1,286,849	1,318,456	4,536,391	2,958,668
Disposables, service and accessories	1,159,547	1,019,476	3,483,906	2,983,111

Total cost of revenue	2,446,396	2,337,932	8,020,297	5,941,779
Gross margin	6,828,218	6,516,169	20,449,594	19,314,529
Operating expenses:
Research and development	1,494,201	1,214,405	4,399,734	4,030,594
Sales and marketing	3,691,805	3,717,670	11,976,955	11,445,089
General and administrative	2,549,690	2,763,667	8,116,989	9,537,043

Total operating expenses	7,735,696	7,695,742	24,493,678	25,012,726

Operating loss	(907,478)	(1,179,573)	(4,044,084)	(5,698,197)
Other income	725,356	2,034,731	832,148	2,139,718
Interest income	267	1,736	1,622	5,665
Interest expense	(815,071)	(834,224)	(2,460,881)	(2,505,842)

Net income (loss)	$(996,926)	$22,670	$(5,671,195)	$(6,058,656)

Net earnings (loss) per common share:
Basic	$(0.05)	$0.00	$(0.27)	$(0.31)
Diluted	$(0.05)	$0.00	$(0.27)	$(0.31)

Weighted average shares used in computing net earnings (loss) per common share:
Basic	21,142,795	20,326,169	20,965,012	19,767,545
Diluted	21,142,795	20,518,757	20,965,012	19,767,545

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(5,671,195)	$(6,058,656)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	223,430	334,908
Amortization of intangibles	224,875	224,875
Amortization of deferred finance costs	166,850	183,568
Share-based compensation	887,087	1,070,049
Adjustment of warrants	(832,148)	(2,139,718)
Changes in operating assets and liabilities:
Accounts receivable	(118,168)	550,802
Inventories	893,745	(1,707,264)
Prepaid expenses and other current assets	167,242	326,517
Other assets	93,950	2,783
Accounts payable	(30,047)	(1,007,184)
Accrued liabilities	537,375	(552,771)
Deferred revenue	(374,441)	979,121
Other liabilities	(409,339)	—

Net cash used in operating activities	(4,240,784)	(7,792,970)
Cash flows from investing activities
Purchase of equipment	(59,768)	(47,640)

Net cash used in investing activities	(59,768)	(47,640)
Cash flows from financing activities
Payments of Healthcare Royalty Partners debt	(105,272)	(95,368)
Proceeds from issuance of stock, net of issuance costs	753,992	2,885,243

Net cash provided by financing activities	648,720	2,789,875

Net decrease in cash and cash equivalents	(3,651,832)	(5,050,735)

Cash and cash equivalents at beginning of period	7,270,301	13,775,130

Cash and cash equivalents at end of period	$3,618,469	$8,724,395

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Epoch®, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, QuikCAS™, Cardiodrive®, PowerAssert™, Titan®, and Pegasus™ are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

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

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and software licenses. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion may be implemented upon purchase of the necessary components. As of September 30, 2015, the Company has an installed base of 123 Niobe ES systems.

The core components of Stereotaxis’ systems have received regulatory clearance in the United States, European Union, Canada, China, Japan and various other countries. We have received the CE Mark that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop and V-Sono devices in Europe. In addition, we have received licensing to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop, and V-Sono devices in Canada. We have received regulatory clearance that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop, and V-Sono devices in the United States. We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Pegasus™ coronary peripheral guidewires in the United States and Europe.

Since our inception, we have generated significant losses. As of September 30, 2015, we incurred cumulative net losses of approximately $464.3 million. In 2015, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption and new system placements. Although we achieved an operating profit in the fourth quarter 2014, we expect to have negative cash flow from operations into 2015 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products and new features into clinical development from our existing research programs, and fund additional sales and marketing initiatives. During 2015, we expect operating expenses to be generally consistent with 2014 with additional investment in certain targeted areas.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015 or for future operating periods.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Numerator for basic EPS	$(996,926)	$22,670	$(5,671,195)	$(6,058,656)

Numerator for diluted EPS	$(996,926)	$22,670	$(5,671,195)	$(6,058,656)

Denominator:
Denominator for basic EPS—weighted average shares	21,142,795	20,326,169	20,965,012	19,767,545
Effect of dilutive securities:
Restricted stock units	—	156,525	—	—
Stock options, appreciation rights and warrants	—	36,063	—	—

Denominator for diluted EPS	21,142,795	20,518,757	20,965,012	19,767,545

Basic EPS	$(0.05)	$0.00	$(0.27)	$(0.31)
Diluted EPS	$(0.05)	$0.00	$(0.27)	$(0.31)

In addition, the Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable during these periods because the Company’s unearned restricted shares do not contractually participate in its losses.

The following potential common shares were excluded from diluted EPS for the three months ended September 30, 2014 as they were antidilutive: 500,294 stock options and stock appreciation rights, 391,775 restricted stock units, and 2,111,618 warrants.

As of September 30, 2015, the Company had 750,705 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $9.32 per share, 2,131,476 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.99 per share, and 762,898 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding for the nine months ended September 30, 2015.

As of September 30, 2015, the Company had 5,755,775 warrants outstanding in conjunction with its September 9, 2015 offering (the “Warrants Offering”) of transferable subscription warrants to holders of record of the Company’s common stock. Under the terms of the Warrants Offering shareholders of record on September 9, 2015 and holders of certain of the Company’s warrants (pursuant to the terms of their respective warrants) were entitled to one subscription warrant to purchase one share of common stock at a price of $1.10 per share for every four common shares held up to an aggregate of 5,755,775 shares of common stock. The Warrants Offering expired on October 2. See Note 14 ‘Subsequent Events’ for additional details.

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” regarding the subsequent measurement of inventory as part of its Simplification Initiative. This standard is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This Update should be applied prospectively, and early application is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of adopting this accounting standard update on our financial statement disclosures and have not concluded on an adoption method.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. To simplify the presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which adds the SEC staff’s guidance on the presentation of debt issuance costs associated with lines of credit to the Codification. The SEC staff stated it will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. The Standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We have evaluated the impact of adopting this accounting standard update on our financial statements and disclosures and the impact is immaterial. We will adopt the method in 2016.

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

3. Inventories

Inventories consist of the following:

	September 30, 2015	December 31, 2014
Raw materials	$2,099,640	$2,746,926
Work in process	3,893	374,236
Finished goods	3,057,265	3,310,375
Reserve for obsolescence	(28,266)	(59,634)

Total inventories	$5,132,532	$6,371,903

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2015	December 31, 2014
Prepaid expenses	$397,972	$679,740
Deferred financing costs	430,810	492,385
Deposits	131,781	311,562
Deferred cost of revenue	95,082	—

Total prepaid expenses and other assets	1,055,645	1,483,687
Less: Noncurrent prepaid expenses and other assets	(294,900)	(388,850)

Total prepaid expenses and other current assets	$760,745	$1,094,837

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

5. Property and Equipment

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014
Equipment	$8,452,520	$8,264,804
Equipment held for lease	303,412	303,412
Leasehold improvements	2,328,381	2,328,381

	11,084,313	10,896,597
Less: Accumulated depreciation	(10,007,621)	(10,001,869)

Net property and equipment	$1,076,692	$894,728

6. Intangible Assets

As of September 30, 2015, the Company had total intangible assets of $3,665,000. Accumulated amortization at September 30, 2015, was $2,510,222.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2015	December 31, 2014
Accrued salaries, bonus, and benefits	$2,693,800	$2,557,557
Accrued rent	1,387,005	1,407,740
Accrued licenses and maintenance fees	662,323	661,766
Accrued interest	490,792	493,616
Accrued warranties	304,606	364,548
Accrued taxes	311,529	332,364
Other	198,051	102,479

Total accrued liabilities	6,048,106	5,920,070
Less: Long term accrued liabilities	(5,589)	(414,928)

Total current accrued liabilities	$6,042,517	$5,505,142

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of September 30, 2015, the remaining accrued costs associated with the termination were $302,264.

8. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2015	2014
Product shipped, revenue deferred	$326,588	$457,348
Customer deposits	—	1,065,371
Deferred service and license fees	6,933,306	6,111,616

	7,259,894	7,634,335
Less: Long-term deferred revenue	(812,070)	(976,165)

Total current deferred revenue	$6,447,824	$6,658,170

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	September 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Healthcare Royalty Partners debt	$18,283,492	18,283,492	$18,388,764	18,388,764

Total debt	18,283,492	18,283,492	18,388,764	18,388,764
Less current maturities	—	—	—	—

Total long term debt	$18,283,492	$18,283,492	$18,388,764	$18,388,764

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of September 30, 2015 and December 31, 2014. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3).

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

As of September 30, 2015, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2015, the Company had a borrowing capacity of $5.8 million based on the Company’s collateralized assets, and cash and cash equivalents of $3.6 million for a total liquidity of $9.4 million.

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

During the three months ended September 30, 2015, the Company sold an aggregate of 160,020 shares of common stock under the Sales Agreement, at an average price of approximately $1.89 per share for gross proceeds of $301,741 and net proceeds of $292,689, after deducting Cantor’s commission. As of September 30, 2015, $13.8 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Warrant Offering

As of September 30, 2015, the Company had 5,755,775 warrants outstanding in conjunction with its September 9, 2015 offering (the “Warrants Offering”) of transferable subscription warrants to holders of record of the Company’s common stock. Under the terms of the Warrants Offering shareholders of record on September 9, 2015 and holders of certain of the Company’s warrants (pursuant to the terms of their respective warrants) were entitled to one subscription warrant to purchase one share of common stock at a price of $1.10 per share for every four common shares held up to an aggregate of 5,755,775 shares of common stock. The Warrants Offering expired on October 2. See Note 14 ‘Subsequent Events’ for additional details.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In August 2012, the Board of Directors adopted the 2012 Stock Incentive Plan (the “Plan”) which was subsequently approved by the Company’s shareholders. This plan replaced the 2002 Stock Incentive Plan which expired on March 25, 2012.

On June 5, 2013 and on June 10, 2014, the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Each of these amendments increased the number of shares authorized for issuance under the Plan by one million shares. At September 30, 2015, the Company had 692,111 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2015, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $2.1 million, net of estimated forfeitures of approximately $1.1 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine month period ended September 30, 2015 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2014	487,146	$1.69 - $116.40	$17.21
Granted	353,350	$1.45 - $2.15	$2.07
Exercised	—	—	—
Forfeited	(89,791)	$1.69 - $91.90	$23.58

Outstanding, September 30, 2015	750,705	$1.45 - $116.40	$9.32

As of September 30, 2015, there were no restricted shares outstanding.

A summary of the restricted stock unit activity for the nine month period ended September 30, 2015 is as follows:

	Number of Restricted Shares Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2014	697,751	$3.14
Granted	391,200	$2.04
Vested	(238,385)	$3.08
Forfeited	(87,668)	$2.82

Outstanding, September 30, 2015	762,898	$2.63

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2015:
Cash equivalents	$1,619,199	1,619,199	—	—

Total assets at fair value	$1,619,199	1,619,199	—	—

Liabilities at September 30, 2015:
Warrants issued May 10, 2012	440,137	—	—	440,137
Warrants issued August 2013	861,902			861,902

Total liabilities at fair value:	$1,302,039	—	—	1,302,039

Assets at December 31, 2014:
Cash equivalents	$5,361,053	5,361,053	—	—

Total assets at fair value	$5,361,053	5,361,053	—	—

Liabilities at December 31, 2014:
Warrants issued May 10, 2012	$728,712	—	—	728,712
Warrants issued August 2013	1,405,475	—	—	1,405,475

Total liabilities at fair value:	$2,134,187	—	—	2,134,187

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $1,619,199 and $5,361,053 at September 30, 2015 and December 31, 2014, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the nine month periods ended September 30, 2015, and September 30, 2014. There were no transfers in or out of Level 1 during the period ended September 30, 2015.

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

The remaining warrants from the May 2012 transaction expire in May 2018 and were revalued as of September 30, 2015 using the following assumptions: 1) volatility of 190.66%; 2) risk-free interest rate of 0.92%; and 3) a closing stock price of $0.93.

The remaining warrants from the August 2013 expire in November 2018 and were revalued as of September 30, 2015 using the following assumptions: 1) volatility of 181.68%; 2) risk-free interest rate of 0.92%; and 3) a closing stock price of $0.93.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine month period ended September 30, 2015:

	Warrants issued May 2012	Warrants issued August 2013	Total Liabilities
Balance at beginning of period	$728,712	$1,405,475	$2,134,187
Settlements	—	—	—
Revaluation	(288,575)	(543,573)	(832,148)

Balance at end of period	$440,137	$861,902	$1,302,039

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	September 30, 2015	December 31, 2014
Warranty accrual, beginning of the fiscal period	$364,548	$501,212
Accrual adjustment for product warranty	91,293	84,402
Payments made	(151,235)	(221,066)

Warranty accrual, end of the fiscal period	$304,606	$364,548

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

14. Subsequent Events

On October 8, 2015, the Company completed an offering of subscription warrants to purchase shares of its common stock at a price of $1.10 per share. Pursuant to the Warrants Offering, subscription warrants to purchase approximately 0.3 million shares of common stock were exercised, resulting in gross proceeds to the Company of approximately $300,000.

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

Our Vdrive system provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. The Vdrive system complements the Niobe ES system’s control of therapeutic catheters for fully remote procedures and enables single-operator workflow. It is sold as two options, the Vdrive system and the Vdrive Duo system. In addition to the Vdrive system and the Vdrive Duo system, we also manufacture and market various disposable components (V-Loop, V-Sono, and V-CAS) which can be manipulated by these systems.

We generate revenue from both the initial capital sale of the Niobe, Odyssey, and Vdrive systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company by Biosense Webster for the sale of co-developed catheters. We market our products to a broad base of hospitals in the United States and internationally. As of September 30, 2015, the Company has an installed base of 123 Niobe ES systems.

The core components of Stereotaxis’ systems have received regulatory clearance in the United States, European Union, Canada, China, Japan, and elsewhere. We have received the CE Mark that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop, and V-Sono devices in Europe. In addition, we have received licensing to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop, and V-Sono devices in Canada. We have received regulatory clearance that allows us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop, and V-Sono devices in the United States. We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Pegasus™ coronary peripheral guidewires in the United States and Europe.

Since our inception, we have generated significant losses. As of September 30, 2015, we incurred cumulative net losses of approximately $464.3 million. In 2015, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption and new system placements. Although we achieved an operating profit in the fourth quarter 2014, we expect to have negative cash flow from operations into 2015 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs, and fund additional sales and marketing initiatives. During 2015, we expect operating expenses to be generally consistent with 2014 with additional investment in certain targeted areas.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue. Revenue increased from $8.9 million for the three months ended September 30, 2014 to $9.3 million for the three months ended September 30, 2015, an increase of 5%. Revenue from the sale of systems increased from $2.2 million to $2.3 million, an increase of approximately 5%, primarily due to increased Niobe system sales volumes. We recognized revenue on two Niobe systems and a total of

$0.5 million for Odyssey and Odyssey Cinema systems and $0.1 million for Vdrive systems during the 2015 period. System revenue for the prior year period included $0.9 million for Niobe system revenue, primarily due to Niobe system installations, a total $1.1 million for Odyssey and Odyssey Cinema systems, and $0.2 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories increased to $7.0 million for the three months ended September 30, 2015 from $6.7 million for the three months ended September 30, 2014, an increase of approximately 5%. The increase was primarily driven by higher service revenue, partially offset by the impact of the stronger U.S. dollar on European sales in the current year period.

Cost of Revenue. Cost of revenue increased to $2.4 million for the three months ended September 30, 2015 from $2.3 million for the three months ended September 30, 2014. As a percentage of our total revenue, overall gross margin has remained relatively consistent at 74% for the three months ended September 30, 2015 and for the three months ended September 30, 2014. Cost of revenue for systems sold remained relatively consistent at $1.3 million for the three months ended September 30, 2014 and for the three months ended September 30, 2015. Gross margin for systems increased to 44% for the three months ended September 30, 2015 from 40% for the three months ended September 30, 2014. This increase was primarily due to higher average realized revenue on current period Odyssey system sales. Cost of revenue for disposables, service and accessories increased to $1.2 million for the three months ended September 30, 2015 from $1.0 million for the three months ended September 30, 2014 due to higher expenses incurred under service contracts in the current year period. Gross margin for disposables, service and accessories was 83% for the current quarter compared to 85% for the three months ended September 30, 2014.

Research and Development Expenses. Research and development expenses increased from $1.2 million for the three months ended September 30, 2014 to $1.5 million for the three months ended September 30, 2015, an increase of approximately 23%. This increase was primarily due to headcount costs and timing of project based material expenses.

Sales and Marketing Expenses. Sales and marketing expenses have remained consistently at $3.7 million for the three months ended September 30, 2014 and for the three months ended September 30, 2015.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased from $2.8 million for the three months ended September 30, 2014 to $2.5 million for the three months ended September 30, 2015, a decrease of approximately 8%. This decrease was primarily driven by lower bad debt write-offs and consulting costs as well as the strengthening of the U.S. dollar during the prior year period.

Other Income. Other income represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense has remained relatively consistent with the three months ended September 30, 2015 and 2014 at $0.8 million.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenue. Revenue increased from $25.3 million for the nine months ended September 30, 2014 to $28.5 million for the nine months ended September 30, 2015, an increase of approximately 13%. Revenue from the sale of systems increased from $4.7 million to $8.2 million, an increase of approximately 76%. We recognized revenue on six Niobe systems, a total of $2.0 million on Odyssey and Odyssey family products, and $0.5 million for Vdrive systems during the 2015 period. System revenue for the prior year period included one Niobe system which was a Niobe I to Niobe ES system upgrade, a total of $1.4 million for system installation revenue, one Niobe ES upgrade and a customer deposit for a previously cancelled Niobe system order. In addition, in the prior year we recognized revenue on a total of $2.0 million for Odyssey and Odyssey Cinema systems and a total of $0.7 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories decreased to $20.2 million for the nine months ended September 30, 2015 from $20.6 million for the nine months ended September 30, 2014, a decrease of approximately 2%. The decrease was attributable to the impact of the stronger U.S. dollar on European sales and lower disposable volume partially offset by higher service revenue in the current year period.

Cost of Revenue. Cost of revenue increased from $5.9 million for the nine months ended September 30, 2014 to $8.0 million for the nine months ended September 30, 2015, an increase of approximately 35%. As a percentage of our total revenue, overall gross margin decreased to 72% for the nine months ended September 30, 2015 compared to 76% during the same nine month period of the prior year due to a shift in mix from disposable, service and accessory revenue to system revenue. Cost of revenue for systems sold increased from $3.0 million for the nine months ended September 30, 2014 to $4.5 million for the nine months ended September 30, 2015, an increase of approximately 53%, primarily due to increased Niobe system sales volumes. Gross margin for systems increased from 37% for the nine months ended September 30, 2014 to 45% for the nine months ended September 30, 2015 due to improved selling prices. Cost of revenue for disposables, service and accessories increased to $3.5 million during the 2015 period from $3.0 million during the 2014 period, resulting in a decrease in gross margin to 83% from 86% between these periods driven by higher expenses incurred under service contracts in the current year period.

Research and Development Expenses. Research and development expenses increased from $4.0 million for the nine months ended September 30, 2014 to $4.4 million for the nine months ended September 30, 2015, an increase of approximately 9%. The increase is primarily due to higher headcount expenses and project spending.

Sales and Marketing Expenses. Sales and marketing expenses increased from $11.4 million for the nine months ended September 30, 2014 to $12.0 million for the nine months ended September 30, 2015, an increase of approximately 5%. This increase was primarily due to the addition of sales employees leading to increased headcount and travel related expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $8.1 million for the nine months ended September 30, 2015 from $9.5 million for the nine months ended September 30, 2014, a decrease of approximately 15%. This decrease was primarily due to decreased regulatory expenses associated with our Japanese license, decreased headcount, consulting and bad debt expenses in the current year period.

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

Interest Expense. Interest expense remained relatively consistent at $2.5 million for the nine months period ended September 30, 2015 and for the nine months period ended September 30, 2014.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At September 30, 2015 we had $3.6 million of cash and equivalents. We had a working capital deficit of less than $0.1 million and working capital of $4.6 million as of September 30, 2015 and December 31, 2014, respectively. The decrease in the working capital is due principally to the net losses incurred for the first nine months of 2015 partially offset by the proceeds from Controlled Equity Offering.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash flow used in operating activities	$(4,241)	$(7,793)
Cash flow used in investing activities	(60)	(48)
Cash flow provided by financing activities	649	2,790

Net cash used in operating activities. We used approximately $4.2 million and $7.8 million of cash for operating activities during the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash used in operating activities was primarily driven by changes in working capital and the reduced operating loss in the current year period.

Net cash used in investing activities. We used less than $0.1 million during the nine months period ended September 30, 2015 and September 30, 2014 for the purchase of equipment.

Net cash provided by financing activities. We generated approximately $0.6 million of cash for the nine month period ended September 30, 2015 compared to the $2.8 million generated for the nine month period ended September 30, 2014. The cash generated in both periods was driven by proceeds from stock issued through the Controlled Equity Offering.

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

Capital Resources

As of September 30, 2015, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank, as well as the Healthcare Royalty Partners debt discussed in the following sections.

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

As of September 30, 2015, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2015 the Company had a borrowing capacity of $5.8 million based on the Company’s collateralized assets, and cash and cash equivalents of $3.6 million for a total liquidity of $9.4 million.

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

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of September 30, 2015.

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

During the three months ended September 30, 2015, the Company sold an aggregate of 160,020 shares of common stock under the Sales Agreement, at an average price of approximately $1.89 per share for gross proceeds of $301,741 and net proceeds of $292,689, after deducting Cantor’s commission. As of September 30, 2015, $13.8 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Warrant Offering

As of September 30, 2015, the Company had 5,755,775 warrants outstanding in conjunction with its September 9, 2015 offering (the “Warrants Offering”) of transferable subscription warrants to holders of record of the Company’s common stock. Under the terms of the Warrants Offering shareholders of record on September 9, 2015 and holders of certain of the Company’s warrants (pursuant to the terms of their respective warrants) were entitled to one subscription warrant to purchase one share of common stock at a price of $1.10 per share for every four common shares held up to an aggregate of 5,755,775 shares of common stock. The Warrants Offering expired on October 2. See Note 14 ‘Subsequent Events’ for additional details.

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

Foreign Exchange Risk

We operate mainly in the U.S., Europe and Asia and we expect to continue to sell our products both within and outside of the U.S. Although the majority of our revenue and expenses are transacted in U.S. dollars, a portion of our operations are conducted in Euros and to a lesser extent, in other currencies. As such, we have foreign exchange exposure with respect to non-U.S. dollar revenues and expenses as well as cash balances, accounts receivable, accounts payable and other asset and liability balances denominated in non-US dollar currencies. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Future fluctuations in the value of these currencies may affect the price competitiveness of our products. In addition, because we have a relatively long installation cycle for our systems, we will be subject to risk of currency fluctuations between the time we execute a purchase order and the time we deliver the system and collect payments under the order, which could adversely affect our operating margins. As of September 30, 2015 we have not hedged exposures in foreign currencies or entered into any other derivative instruments.

For the nine months ended September 30, 2015, sales denominated in foreign currencies were approximately 18% of total revenue and as such, our revenue would have decreased by $0.7 million if the U.S. dollar exchange rate used would have strengthened by 10%. For the nine months ended September 30, 2015, expenses denominated in foreign currencies were approximately 11% of our total expenses and as such, our operating expenses would have decreased by approximately $0.3 million if the U.S. dollar exchange rate used would have strengthened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure at September 30, 2015 would have resulted in a $0.2 million decrease in the carrying amounts of those net assets.

Interest Rate Risk

We have exposure to interest rate and market risk related to any investments we might hold. Market liquidity issues might make it impossible for the Company to liquidate its holdings or require that the Company sell the securities at a substantial loss. As of September 30, 2015, the Company did not hold any investments other than those held in money market funds.

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

We have recently received a notice from Nasdaq advising that we do not meet the continued listing standards of the Nasdaq Capital Market. If we are unable to maintain a listing on a national securities exchange, it could negatively impact the price and liquidity of our common stock and our ability to access the capital markets.

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On August 5, 2015, the Nasdaq Stock Market LLC (“NASDAQ”) notified us that the Company no longer complies with NASDAQ Listing Rule 5550(b)(2), the Market Value of Listed Securities (“MVLS”) Rule, because the Company did not maintain a minimum MVLS of $35 million for the 30 consecutive business days prior to the date of the letter. In accordance with Rule 5810(c)(3)(C), the Company will be provided 180 calendar days, or until February 1, 2016, to regain compliance with the MVLS Rule. The Company may regain compliance with the MVLS Rule if the Company’s MVLS closes at $35 million or more for a minimum of 10 consecutive business days at any time before February 1, 2016. However, we may be unable to do so in that time frame, or at all. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock. If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and harm our business. In addition, receipt of a deficiency notice from Nasdaq with respect to our ongoing compliance with the Nasdaq Capital Market continued listing standards could also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities. Any of such developments as a result of the foregoing could impair the value of your investment.

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

STEREOTAXIS, INC. (Registrant)

Date: November 5, 2015	By:	/s/ William C. Mills III
William C. Mills III, Chief Executive Officer

Date: November 5, 2015	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.