Form 10-K
period 2015-12-31
Stereotaxis, Inc.
filed 2016-03-11
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NASDAQ Capital Market on June 30, 2015) was approximately $27.7 million.

The number of outstanding shares of the registrant’s common stock on February 29, 2016 was 21,622,856.

DOCUMENTS INCORPORATED BY REFERENCE

STEREOTAXIS, INC.

ITEM 1.	BUSINESS

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Epoch®, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, QuikCAS™, Cardiodrive®, and Pegasus™ are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

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

OVERVIEW

We design, manufacture and market robotic systems and instruments for use primarily by electrophysiologists for the treatment of abnormal heart rhythms known as cardiac arrhythmias. We offer our proprietary Epoch Solution, an advanced remote robotic navigation system, for use in a hospital’s interventional surgical suite, or “interventional lab”. We believe the Epoch Solution revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency and efficacy for catheter-based, or interventional procedures.

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

As of December 31, 2015, we had approximately $6.0 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. We had backlog of approximately $5.7 million and $6.8 million as of December 31, 2014 and 2013, respectively. Of the December 31, 2015 backlog, we expect approximately 79% to be recognized as revenue over the course of 2016. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the Epoch Solution is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our Epoch Solution can vary significantly from one reporting period to the next.

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

The Epoch Solution addresses the current challenges in the interventional lab by providing precise computerized control of the working tip of the interventional instrument and by integrating this control with the visualization technology and information systems used during electrophysiology and interventional cardiology procedures, on a cost-justified basis.

We believe that our systems will:

•

Improve patient outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices can lead to sub-optimal results in many procedures. Conversely, the precise control of multiple complex diagnostic and therapeutic devices by a single physician can lead to better outcomes for the patient. Precise instrument control is necessary for treating a number of cardiac conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. Maintaining this precision and contact can be very challenging, especially in the most complex procedures, such as those for the treatment of ventricular tachycardia. For coronary artery disease, precise and correct navigation and placement of expensive stents also have a significant impact on procedure costs and outcomes. We believe our robotic technology can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by affecting more precise, safe, treatments once these sites are reached.

•

Expand the market by enhancing the treatment of more complex cases. Treatment of a number of major diseases, including ventricular tachycardia, atrial fibrillation, congenital heart diseases, and critical limb ischemia due to chronic total occlusions of peripheral arteries, is highly problematic using conventional wire and/or catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias, such as ventricular tachycardia and atrial fibrillation are often referred to other more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases interventionally. Because our robotic technology provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult ventricular tachycardia, atrial fibrillation, and congenital heart diseases to be treated interventionally on a much broader scale than today.

•

Enhance patient and physician safety. The Niobe system has been used in more than 85,000 procedures and the incidence of reported major adverse cardiac events associated with the use of the system for all procedures is approximately 0.3%. This represents what we believe to be a clinically significant improvement in major complication rates over conventional procedures, which can range as high as 2-6% for complex ablations, and significantly higher for new physicians and fellows. Additionally, during conventional catheter-based procedures, each of the physicians who stand by the patient table to manually control the catheter, the nursing staff assisting with the procedure, and the patient are exposed to the potentially harmful x-ray radiation from the fluoroscopy field. This exposure can be minimized through reduced usage of fluoroscopy during procedures with the Niobe system due to enhanced and more fully integrated mapping capabilities of the Niobe software. Our robotic technology can further improve physician safety and reduce physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

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

•

Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Conventional interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that our robotic technology can reduce procedure times compared to manual procedures, especially in the most complex procedures such as the treatment of ventricular tachycardia. We believe the Niobe system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from robotics can result from decreased use of multiple catheters, high-end deflectable sheaths, guidewires and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

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

OUR PRODUCTS

Niobe® ES Remote Magnetic Navigation System

Our proprietary Niobe ES system is the latest generation of the Niobe system, which provides the physician with precise remote digital instrument control through user friendly “point and click” computer mouse control, in combination with sophisticated image integration and 3D reconstruction. It can be operated either from an adjacent room and outside the x-ray fluoroscopy field or beside the patient table, as in traditional interventional procedures. The Niobe system allows the operator to navigate disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to deliver treatment by using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled by the working tip to arrive at its position in the blood vessels or chambers of the heart. This results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the device.

Through our alliances with Siemens, Philips and Biosense Webster, this precise digital instrument control has been integrated with the visualization and information systems used during electrophysiology procedures in order to provide the physician with a fully-integrated and automated information and instrument control system. We have integrated our Niobe system with Siemens’ and with Philips’ digital x-ray fluoroscopy systems. In addition, we have integrated the Niobe system with Biosense Webster’s 3D catheter location sensing technology to provide accurate real-time information as to the 3D location of the working tip of the instrument, and with Biosense Webster’s ablation tip technology. The combination of these technologies was initially launched in 2005 and continues to develop significantly as the various systems advance.

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

Niobe system revenue represented 19% and 12% of revenue for the years ended December 31, 2015 and 2014, respectively.

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

Vdrive™ Robotic Navigation System

The Vdrive system provides navigation and stability for diagnostic and ablation devices designed with key features to assist in the delivery of better ablations. Important features include complementing the Niobe ES control of catheters with fully remote, single operator workflow; and providing robotic control of diagnostic devices independent of magnetic navigation. The Vdrive Duo system is an optional expansion of the Vdrive hardware that allows control of any two of the three available disposable options (V-Loop, V-Sono and, V-CAS).

Disposables and Other Accessories

Our Niobe system is designed to use a toolkit of proprietary disposable interventional devices. The toolkit currently consists of:

•	Our QuikCAS automated catheter advancement disposables designed to provide precise remote advancement of proprietary electrophysiology catheters;

•

Biosense Webster’s CARTO® RMT navigation and ablation system, CELSIUS® RMT, NAVISTAR® RMT, NAVISTAR® RMT DS, NAVISTAR® RMT THERMOCOOL® and CELSIUS® RMT THERMOCOOL® Irrigated Tip Diagnostic/Ablation Steerable Tip Catheters co-developed by Biosense Webster and Stereotaxis, as described below, with sales of such magnetically-enabled catheters generating royalty payable from Biosense Webster to Stereotaxis; and

•

The Pegasus coronary guidewire designed for use in interventional cardiology procedures for the introduction and placement of over-the-wire therapeutic devices, such as stents and angioplasty balloons.

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

•

our V-Loop circular catheter manipulator (“V-Loop device”), which allows the user to control certain circular mapping catheters, such as Biosense Webster’s LASSO®2515 or LASSO®2515 NAV Circular Mapping Catheter, advance, retract, rotate, deflect and adjust loop radius, and hold the catheter position against the tissue to optimize electrograms; and

•

our V-Sono ICE catheter manipulator (“V-Sono device”) that allows a single physician to manipulate BWI SoundStar™ and AcuNav™ catheters from the control room, store and recall previous positions and automatically sweep over an area of interest with adjustable speed and angle, and automatically track a 3.5mm NAVISTAR® RMT THERMOCOOL® Irrigated Tip Catheter—all without leaving the control room.

Disposable revenue including royalties represented 34% and 39% of revenue for the years ended December 31, 2015 and 2014, respectively.

Other Recurring Revenue

Other recurring revenue includes revenue from software licenses, product maintenance plans, and other post warranty maintenance. Revenue from services and license fees is deferred and amortized over the service or license fee period, which is typically one year. Other recurring revenue represented 37% and 38% of revenue for the years ended December 31, 2015 and 2014, respectively.

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

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and European Union.

We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market the Pegasus coronary peripheral guidewires in the U.S. and Europe.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS AND CUSTOMERS

Our total U.S. revenue was $19.8 million and $21.6 million for the years ended December 31, 2015 and 2014, respectively. Our total international revenue was $17.9 million and $13.4 million for the years ended December 31, 2015 and 2014, respectively. No single country other than the U.S. accounted for more than 10% of total revenue for the years ended December 31, 2015 and 2014. Biosense Webster Inc. accounted for $3.5 million, and $4.7 million, or 9%, and 13% of total net revenue for the years ended December 31, 2015 and 2014, respectively. No other single customer accounted for more than 10% of total revenue for the years ended December 31, 2015 and 2014.

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

Electrophysiology

The rhythmic beating of the heart results from the transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in symptoms that can range from fatigue to stroke or death. Over 5.0 million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias. The prevalence of arrhythmias is expected to continue to rise as the population ages and life expectancy continues to increase. These conditions are a major physical and economic burden and are associated with stroke, heart failure, and adverse symptoms causing patients to be very motivated to seek treatment. The combination of symptoms, prevalence and co-morbidities make arrhythmias a major economic factor in healthcare. We believe payors are very interested in therapies that may reduce the financial impact of these diseases.

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

We believe more than 3,000 interventional labs around the world are currently capable of conducting electrophysiology procedures. Nearly one million electrophysiology procedures are performed annually worldwide, and procedure growth rate is over 10% annually.

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

We believe that our system can address the current challenges in electrophysiology by permitting the physician to remotely navigate disposable interventional devices from a control room outside the x-ray field. Additionally, we believe that our system allows for more predictable and efficient navigation of these devices to the treatment site, and enables catheter contact to be consistently maintained to efficiently apply energy on the wall of the beating heart. We also believe that our system will significantly lower the skill barriers required for physicians to perform complex electrophysiology procedures and, additionally, improve interventional lab efficiency and reduce disposable interventional device utilization.

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

Disposables Devices Alliance

Biosense Webster Alliance. Through our alliance with Biosense Webster, we have successfully integrated Biosense Webster’s advanced 3D catheter location sensing technology, which we believe has the leading market position in this important field of visualization for electrophysiology procedures, with the Niobe system. We have jointly developed associated location and non-location sensing electrophysiology mapping and ablation catheters that are navigable with the Niobe system. We believe that these integrated products provide physicians with the elements required for effective complex electrophysiology procedures: highly accurate information as to the exact location of the catheter in the body and highly precise control over the working tip of the catheter. We also coordinate our sales force efforts with Biosense Webster in order to place Biosense CARTO® RMT systems and our Niobe systems that, together with the co-developed catheters, comprise the full integration of our instrument control and 3D location sensing technologies in the interventional lab. Additionally, Biosense Webster has non-exclusive rights until May 2016 to resell Stereotaxis’ Odyssey products, including Odyssey Vision and Odyssey Cinema systems in most countries.

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 8% and 9% of revenue for the years ended December 31, 2015 and 2014, respectively. These royalties are used to make payments under the debt agreement with Healthcare Royalty Partners II, L.P. (formerly “Cowen Healthcare Royalty Partners II, L.P.”) as discussed in Item 7.

Biosense Webster’s distribution rights for co-developed catheters were exclusive through December 31, 2015 and currently are nonexclusive until December 31, 2018. Biosense Webster’s right to distribute such products in Japan is exclusive until March 22, 2018 and nonexclusive until March 22, 2021. The agreement provides an opportunity to expand the product offering covered by the agreement to include a next generation irrigated magnetic catheter, subject to mutually agreeable terms including exclusive distribution rights.

Under the alliance with Biosense Webster, we agreed to certain restrictions on our ability to co-develop and distribute catheters competitive with those we are developing with Biosense Webster. These restrictions are no longer applicable after December 31, 2015. Additionally, we granted Biosense Webster certain notice and discussion rights for product development activities we undertake relating to localization of magnetically enabled interventional disposable devices in fields outside of electrophysiology and mapping.

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

Our research and development team collaborates with our strategic partners, Siemens, Philips, and Biosense Webster, to integrate our Niobe system’s open architecture platform with key imaging, location sensing and information systems in the interventional lab. We have also collaborated with a number of highly regarded interventional physicians in key clinical areas and have entered into agreements with a number of universities and teaching hospitals, which serve to increase our access to world class physicians and to expand our name recognition in the medical community. Our research and development expenses for the years ending December 31, 2015, 2014, and 2013, were $6.3 million, $5.2 million, and $5.7 million, respectively.

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

SALES AND MARKETING

We market our products in the U.S and internationally through a direct sales force of senior sales specialists, distributors and sales agents, supported by account managers and clinical specialists who provide training, clinical support, and other services to our customers. In addition, our strategic alliances form an important part of our sales and marketing strategy. We leverage the sales forces of our imaging partners to co-market integrated systems on a worldwide basis. This approach allows us to maximize our leads and knowledge of the market opportunities while using our resources to sell directly to the customer. Under the terms of our agreement, Biosense Webster distributes magnetically enabled electrophysiology mapping and ablation catheters, co-developed pursuant to our alliance with them.

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

In countries outside the United States, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. In the European Union, we believe that substantially all of the procedures, whether commercial or in clinical trials, conducted with the Niobe system or Vdrive system have been reimbursed to date. In Japan, the Ministry of Health, Labor and Welfare (MHLW) has classified the Niobe system as a C2 medical device (the highest reimbursement category), and has established a “technical fee” of Japanese Yen 50,000. In other foreign countries, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all.

See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

The proprietary nature of, and protection for, our products, processes and know-how are important to our business. We seek patent protection in the United States and internationally for our systems and other technology where available and when appropriate.

We have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposable interventional devices and our 3D integration technology. As of December 31, 2015, we had 89 issued U.S. patents, 1 co-owned U.S. patent and no licensed-in U.S. patents. In addition, we had 13 pending U.S. patent applications and 1 co-owned U.S. patent application. As of December 31, 2015 we had 44 issued foreign patents and nine owned foreign patent applications. The key patents that protect our Niobe system extend until 2022 and beyond. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted in the future will provide us with protection.

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

We also face competition from companies that are developing remote interventional techniques. We are aware of one public company and two private companies that have commercialized electrophysiology catheter navigation systems which have been cleared by the FDA for mapping procedures only. In addition, we are aware of two private companies with an electromagnetic catheter navigation system that have received CE Mark approval in Europe.

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

U.S. Food and Drug Administration

Unless an exemption applies, each medical device we wish to commercially market in the United States will require 510(k) clearance, de novo approval, or pre-market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device, known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, or life-supporting, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring pre-market approval, or PMA. All of our current products are Class II devices requiring 510(k) clearances. Biosense Webster’s compatible catheters used with our Niobe system are Class III therapeutic devices and are subject to the PMA process.

If U.S. clinical data are needed to support clearance, approval or a marketing application for our devices, generally, an investigational device exemption, or IDE, is assembled and submitted to the FDA. The FDA reviews and must approve the IDE before the study can begin. In addition, the study must be approved by an Institutional Review Board covering each clinical site involved in the study. When all approvals are obtained, we initiate a clinical study to evaluate the device. Following completion of the study, we collect, analyze and present the data in an appropriate submission to the FDA (i.e. in support of a 510(k), de novo, or PMA).

When a 510(k) clearance is required, we must submit a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device, de novo approved device, or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of pre-market approval applications. To establish substantial equivalence, the applicant must show that the new device has the same intended use as the predicate device, and it either has the same technological characteristics or has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device. The FDA may require further information, including clinical trial results or product test data, to make a determination regarding substantial equivalence. The FDA’s 510(k) clearance process usually takes from four to 12 months, but can take longer.

If a device is not eligible for the 510(k) clearance process, but the product is low or moderate risk, we may be able to obtain de novo review. The de novo process allows FDA to classify a low- to moderate-risk device not previously classified into Class I or II. If the device is not eligible for either the 510(k) or de novo processes, a PMA must be submitted to the FDA. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate reasonable evidence of the device’s safety and efficacy to the FDA’s satisfaction. The PMA process is much more costly, lengthy and uncertain than the 510(k) clearance process, and it generally takes from one to three years, but can take longer. We cannot be sure that the FDA will ever grant 510(k) clearance, de novo approval or pre-market approval for any product we propose to market in the United States.

After a device receives 510(k) clearance or de novo approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new clearance. Modification to a PMA approved device or its labeling may require either a new PMA or PMA supplement approval, which could be a costly and lengthy process.

After a device is placed on the market, numerous regulatory requirements apply. These include for example:

•

The Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, documentation and other quality assurance procedures during product design and throughout the manufacturing process;

•	Labeling requirements and the FDA prohibitions against promoting products for uncleared, unapproved or “off-label” uses;

•

Medical device reporting regulations, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•

Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations. If we fail to comply with the QSR or other regulatory requirements, we may receive a warning or untitled letter from the FDA or be subject to other enforcement actions, including fines, injunctions, civil penalties, seizures, operating restrictions, partial suspension or total shutdown of production, refusing requests for 510(k) clearance, de novo petitions, or PMA approval of new products, withdrawing 510(k) clearance, de novo approvals, or PMA approvals already granted, and criminal prosecution. The FDA also has the authority to require us to repair, replace or refund the cost of any medical device that we have manufactured or distributed, if there is a reasonable probability that the device would cause serious, adverse health consequences or death.

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

Anti-Kickback and False Claims Laws

We are subject to various federal and state laws relating to healthcare fraud and abuse, including anti-kickback and false claims laws. The U.S. federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments, and providing anything of value at less than fair market value. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws

Many states have adopted laws similar to the federal healthcare program Anti-Kickback Statute and the federal false claims laws. Some of these state prohibitions apply to healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

Transparency Laws

Under the Physician Payments Sunshine Act, or the Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act, we are required to track and report to the federal government on an annual basis, subject to certain exceptions, all payments and other transfers of value to U.S. physicians and teaching hospitals, as well as ownership interests held by physicians. Such data are made available by the government on a publicly searchable website. In addition, we are subject to similar state laws related to the tracking and reporting of certain payments and other transfers of value to healthcare professionals.

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

Employees

As of December 31, 2015, we had 126 employees, 22 of whom were engaged directly in research and development, 57 in sales and marketing activities, 19 in manufacturing and service, 6 in regulatory, clinical affairs and quality activities, 5 in training activities and 17 in general administrative and accounting activities. A significant majority of our employees is not covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

As of December 31, 2015, we had cash and cash equivalents of $5.6 million and working capital of $1.1 million. We incurred operating losses of $5.4 million, $5.4 million, and $8.8 million in 2015, 2014 and 2013, respectively. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our auditors included an explanatory paragraph regarding our ability to continue as a going concern in their auditors’ report on our 2013 and 2014 financial statements as well. We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment. In addition, our continued receipt of an opinion from our auditors that expresses doubt about our ability to continue as a going concern may impair our ability to raise new capital, obtain new customers, and hire and retain employees.

We have recently received a notice from Nasdaq advising that we do not meet the continued listing standards of The Nasdaq Capital Market. If we are unable to maintain a listing on a national securities exchange, it could negatively impact the price and liquidity of our common stock and our ability to access the capital markets, which could impair the value of your investment.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. On August 5, 2015, the Nasdaq Listing Qualifications Department (the “Staff”) notified us that we did not comply with the rule regarding the minimum market value of listed securities, because the Company did not maintain a minimum market value of listed securities of $35 million for the 30 consecutive business days prior to the date of the letter, and that if we were unable to demonstrate compliance with this requirement during the applicable grace period, our common stock would be subject to delisting after that time.

On February 2, 2016, we received a determination letter from the Staff notifying us that because we did not regain compliance with the market value of listed securities rule by the applicable deadline, our common stock would be subject to delisting from Nasdaq unless the Company requests a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”). The Company submitted a timely request for a hearing before the Panel, at which we will present our plan to achieve compliance with the continued listing requirements for The Nasdaq Capital Market. The delisting of our common stock is automatically stayed pending the issuance of the Panel’s decision following the hearing and the expiration of any extension period granted by the Panel. Under the Nasdaq Listing Rules, the Panel may, in its discretion, determine to continue the Company’s listing pursuant to an exception for a maximum of 180 calendar days from the date of the Staff’s determination letter, or through July 31, 2016.

The Staff has also informed us that if we are subject to a compliance period for another deficiency under the Nasdaq Listing Rules, at the hearing, we must also address our plan for regaining compliance with that particular requirement within the applicable compliance period. On January 20, 2016, we received notice from the Staff that our common stock had not met the $1.00 per share minimum bid price requirement for 30 consecutive business days prior to the date of the notice, and we were provided 180 calendar days, or until July 18, 2016, to regain compliance with that requirement. We would regain compliance with the minimum bid price requirement if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days at any time before July 18, 2016. However, we may be unable to do so in that time frame or at all. Further, our common stock may be delisted from The Nasdaq Stock Market prior to July 18, 2016, if the Panel does not accept our plan to regain compliance with the market value of listed securities requirement or if the additional time to regain compliance granted by the Panel expires before July 18, 2016 and we are not able to achieve compliance by the end of the extension period.

There is no assurance that the Panel will accept our compliance plan. Even if the Panel accepts our compliance plan and we are granted additional time to regain compliance with The Nasdaq Capital Market listing standards, there can be no assurance that we will be able to evidence compliance by the deadline established by the Panel. If the Panel does not accept our compliance plan, or if it accepts our compliance plan and we are not able to achieve compliance by the established deadline, then our common stock will be delisted. If our common stock is delisted from The Nasdaq Stock Market, we anticipate that our common stock will be immediately eligible for quotation on the OTC Market.

The delisting of our common stock from The Nasdaq Stock Market could adversely affect the market liquidity of our common stock, limit or prohibit the use of our Controlled Equity Offering, and adversely affect our ability to obtain financing for the continuation of our operations which could harm our business or cause us to cease operations. In addition, the delisting of our common stock from The Nasdaq Stock Market could result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities. Any such developments could impair the value of your investment.

We may not be able to comply with debt covenants and may have to repay outstanding indebtedness.

We have financed our operations through equity transactions, a financing of our catheter royalty stream under the Healthcare Royalty Partners II, L.P. (formerly “Cowen Healthcare Royalty Partners II, L.P.”) facility entered into in November 2011, as well as bank and other borrowings. In the first quarter of 2015, we extended our revolving line of credit, which matures on March 31, 2018. In addition, our current borrowing agreements contain various covenants, including financial covenants under our credit agreement with our primary lender. The covenants in these various agreements are similar, but are not identical in all respects. If we violate our covenants, we could be required to repay the indebtedness as to which that default relates. In addition, as a result of various cross-default provisions in these agreements, a violation of the covenants under one or more of such agreements could trigger our obligation to repay all of our existing indebtedness. We could be unable to make these payments, which could lead to insolvency. Even if we are able to make these payments, it will lead to the lack of availability for additional borrowings under our bank loan agreement due to our borrowing capacity. There can be no assurance that we will be able to maintain compliance with these covenants or that we could replace this source of liquidity if these covenants were to be violated and our loans and other borrowed amounts were forced to be repaid.

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

Decreases in our backlog have occurred in the past and could occur in the future, causing delays in revenue recognition or even removal of orders and other commitments from our backlog. Such events would have a negative effect on our revenue and results of operations.

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

Our operating performance is dependent upon economic conditions in the United States and in other countries in which we operate. Since 2008, the global economy has been impacted by the effects of an ongoing global financial crisis. This global financial crisis continues to cause disruption in the financial markets, including diminished liquidity and credit availability. Uncertainty about current global economic conditions may cause customers to delay purchasing or installation decisions or cancel existing orders. The Niobe ES system, Odyssey Solution and Vdrive system are typically purchased as part of a larger overall capital project and an economic downturn or the lack of a robust recovery might make it more difficult for our customers, including distributors, to obtain adequate financing to support the project or to obtain requisite approvals. Any delay in purchasing decisions or cancellation of purchasing commitments may result in a decrease in our revenues. Another credit crisis similar to the credit crisis that began in 2008 could further affect our business if key suppliers are unable to obtain financing to manufacture our products or become insolvent and we are unable to manufacture product to meet customer demand. If the United States and global economy continues to be sluggish or deteriorates further for a longer period than we anticipate, we may experience a material negative decrease on the demand for our products which may, in turn, have a material adverse effect on our revenue, profitability, financial condition, ability to raise additional capital and the market price of our stock.

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

We are aware of one public company and two private companies that have commercialized electrophysiology catheter navigation systems which have been cleared by the FDA for mapping procedures only. In addition, we are aware of two private companies with an electromagnetic catheter navigation system that has received CE Mark approval in Europe.

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

We have incurred substantial net losses since inception, and we expect to incur losses into 2016 as we continue the commercialization of our products. We are still in the process of realizing the full potential of the commercialization of our technology, and will need to continue to make improvements to that technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain. Although we have achieved operating profitability during one quarter, we may not achieve profitable operations on an annual basis, and if we achieve profitable operations, we may not sustain or increase profitability on a quarterly or annual basis. If we require more time than we expect to generate significant revenue and achieve annual profitability, or if we are unable to sustain profitability once achieved, we may not be able to continue our operations. Our failure to achieve annual profitability or sustain profitability on an annual or quarterly basis could negatively impact the market price of our common stock. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

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

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cyber security measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats has had a material impact on our business or operations.

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

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Each medical device that we wish to market in the U.S. must be designated as exempt from premarket approval or notification, or first receive either a 510(k) clearance, de novo approval, or a pre-market approval, or PMA, from the U.S. FDA pursuant to the Federal Food, Drug, and Cosmetic Act, or FD&C Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for many of our products, including disposable interventional devices, and we are able to market these products commercially in the U.S., our business model relies significantly on revenue from new disposable interventional devices, some of which may not achieve FDA clearance or approval. We cannot assure you that any of our devices will not be required to undergo the lengthier and more burdensome PMA process. We cannot commercially market any disposable interventional devices in the U.S. until the necessary clearances or approvals from the FDA have been received. In addition, we are working with third parties to co-develop disposable products. In some cases, these companies are responsible for obtaining appropriate regulatory clearance or approval to market these disposable devices. If these clearances or approvals are not received or are substantially delayed or if we are not able to offer a sufficient array of approved disposable interventional devices, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

Furthermore, obtaining 510(k) clearances, de novo approvals, PMAs or PMA supplement approvals, from the FDA could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain a 510(k) clearance, de novo approvals, or PMA or PMA supplement approval, the clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA will act on our marketing applications. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be adversely affected. Also, a failure to obtain approvals may limit our ability to grow domestically and internationally.

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

Even after product clearance or approval, we must comply with continuing regulation by the FDA and other authorities, including the FDA’s Quality System Regulation, or QSR, requirements, labeling and promotional requirements and medical device adverse event and other reporting requirements. Any failure to comply with continuing regulation by the FDA or other authorities could result in enforcement action that may include suspension or withdrawal of regulatory approvals, recalling products, ceasing product manufacture and/or marketing, seizure and detention of products, paying significant fines and penalties, criminal prosecution and similar actions that could limit product sales, delay product shipment and harm our profitability. Congress could amend the FD&C Act, and the FDA could modify its regulations promulgated under this law or its policies in a way to make ongoing regulatory compliance more burdensome and difficult.

Additionally, any modification to an FDA 510(k) cleared or de novo-approved device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. Modifications to a PMA approved device or its labeling may require either a new PMA or PMA supplement approval, which could be a costly and lengthy process. In addition, if we are unable to obtain approval for key applications, we may face product market adoption barriers that we cannot overcome. In the future, we may modify our products after they have received clearance or approval, and we may determine that new clearance or approval is unnecessary. We cannot assure you that the FDA would agree with any of our decisions not to seek new clearance or approval. If the FDA requires us to seek clearance or approval for any modification that we determined to not require clearance or approval in the first instance, we could be subject to enforcement sanctions and we also may be required to cease marketing or recall the modified product until we obtain FDA clearance or approval which could also limit product sales, delay product shipment and harm our profitability.

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

Our suppliers, subcontractors, or we may fail to comply with the FDA quality system regulation or other quality standards.

Our manufacturing processes must comply with the FDA’s QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We cannot assure you that we or our suppliers or subcontractors would pass such an inspection. If we or our suppliers or subcontractors fail to comply with the FDA regulation or EN 13485:2003 standards, we or they may be required to cease all or part of our operations for some period of time until we or they can demonstrate that appropriate steps have been taken to comply with such standards or face other enforcement action, such as a public warning letter, untitled letter, fines, injunctions, civil penalties, seizures, operating restrictions, partial suspension or total shutdown of production, refusing requests for 510(k) clearance, de novo petitions, or PMA approval of new products, withdrawing 510(k) clearance, de novo approvals, or PMA approvals already granted, and/or criminal prosecution. We cannot be certain that our facilities or those of our suppliers or subcontractors will comply with the FDA or EN 13485:2003 standards in future audits by regulatory authorities. Failure to pass such an inspection could force a shutdown of manufacturing operations, a recall of our products or the imposition of other enforcement sanctions, which would significantly harm our revenue and profitability. Further, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements and quality standards and will not encounter any manufacturing difficulties. Any failure to comply with the FDA’s QSR or EN 13485:2003 by us or our suppliers could significantly harm our available inventory and product sales. Further, any failure to comply with FDA’s QSR by us or our suppliers could result in FDA refusing requests for and/or delays in 510(k) clearance, de novo approval, or PMA approval of new products.

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

While we do not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, many health care laws and regulations apply to our business. We are subject to health care fraud and patient privacy regulation by the federal government, the states in which we conduct our business, and internationally. The regulations that may affect our ability to operate include:

•

the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

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

In response to perceived increases in health care costs in recent years, there have been and continues to be proposals by the Obama administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act (PPACA). Among other things, the law imposes a tax on medical device manufacturers and producers equal to 2.3% of the sales price for all sales beginning January 1, 2013. This excise tax applies to the majority of our products sold within the United States. Although a two-year moratorium on the excise tax has been enacted for 2016 and 2017, the tax is currently scheduled to resume collection on January 1, 2018. We expect that the PPACA could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.

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

Our growth may place a significant strain on our resources, and if we fail to manage our growth, our ability to develop, market, and sell our products will be harmed.

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

We have outstanding warrants to purchase 2.1 million shares of the Company’s common stock at a weighted average exercise price of $4.82, with prices ranging from $1.55 to $40.15. A significant number of shares of our common stock are subject to stock options and stock appreciation rights, and we may request the ability to issue additional such securities to our employees. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. While we cannot predict the effect, if any, that future exercises of warrants or future sales of debt, our common stock, other equity securities or securities convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock, it is likely that sales of substantial amounts of our common stock (including shares issued upon the exercise of warrants, stock options, stock appreciation rights or the conversion of any convertible securities outstanding now or in the future), or the perception that such sales could occur, will adversely affect prevailing market prices for our common stock.

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

Our common stock is traded on the NASDAQ Capital Market and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2015, our common stock traded between $0.65 and $2.97 per share, on trading volume ranging from approximately 9,700 to 9.4 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2015 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. This space is leased under an agreement through December 31, 2018. The Company entered a sublease agreement in October 2015 to sublease 3,152 rentable square feet on the first floor of the building through December 31, 2018.

We lease approximately 2,200 square feet of office space in Maple Grove, Minnesota, under a lease agreement through October 31, 2018, and have leased office space in Amsterdam, The Netherlands through August 31, 2016. In addition, we lease an office space in Beijing, China under a lease agreement through September 8, 2017 and an office space in Japan through April 30, 2016.

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

	High	Low
Year Ended December 31, 2015
First Quarter	$2.97	$1.43
Second Quarter	2.36	1.44
Third Quarter	2.53	0.65
Fourth Quarter	1.40	0.73

Year Ended December 31, 2014
First Quarter	$6.34	$3.60
Second Quarter	4.74	3.10
Third Quarter	3.61	2.30
Fourth Quarter	2.35	1.32

As of February 29, 2016, there were approximately 373 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

Not applicable.

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

The Niobe ES system is the latest generation of the Niobe Remote Magnetic Navigation System (“Niobe system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, Japan and various other countries.

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

Since our inception, we have generated significant losses. As of December 31, 2015, we had incurred cumulative net losses of approximately $466.0 million. As of December 31, 2015, the Company had an installed base of 125 Niobe ES systems. In 2016, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption. We expect to have negative cash flow from operations into 2016 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. Our existing cash, cash equivalents and borrowing facilities may not be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, which would require us to obtain additional financing before that time.

The Company’s independent registered public accounting firm’s report included in this Annual Report on Form 10-K included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including recurring operating losses and the net capital deficiency. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Stock-based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option and stock appreciation rights grants made to employees, and directors at the fair value of the option granted, and from grants of restricted shares and units to employees, directors, and third-party consultants. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares and units was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants and units is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which generally vest over one to two years. Stock compensation expense for performance-based restricted shares, if any, is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to option grants to non-employees are re-measured quarterly through the vesting date. Compensation expense is recognized only for those options expected to vest, net of estimated forfeitures. Estimates of the expected life of options have been based on the average of the vesting and expiration periods, which is the simplified method under general accounting principles for share-based payments. Estimates of volatility and forfeiture rates utilized in calculating stock-based compensation have been prepared based on historical data and future expectations. Actual experience to date has been consistent with these estimates.

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

Long-Lived and Intangible Assets

In accordance with accounting rules for the impairment or disposal of long-lived assets, including intangible assets, such assets are reviewed at least quarterly to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. Management’s assumptions related to future cash flows require significant judgment as actual operating levels have fluctuated in the past and are expected to continue to do so in the future. If the carrying value of the asset exceeds the total anticipated undiscounted future cash flows generated by that asset, the asset is impaired and an impairment charge is incurred. The loss on impairment is recognized for the difference between the asset’s carrying amount and the asset’s discounted fair value, which in most cases is estimated based upon Level 2 or Level 3 inputs.

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

Results of Operations

Comparison of the Years ended December 31, 2015 and 2014

Revenue. Revenue increased to $37.7 million for the year ended December 31, 2015, from $35.0 million for the year ended December 31, 2014, an increase of approximately 8%. Revenue from sales of systems increased to $10.6 million for the year ended December 31, 2015, from $7.8 million for the year ended December 31, 2014, an increase of approximately 36%. We recognized revenue on seven Niobe ES systems, a total of $2.8 million for Odyssey and Odyssey Cinema systems, and $0.8 million for Vdrive systems during the 2015 period. System revenue for the prior year included three Niobe ES systems, a total of $1.8 million for system installation revenue, two Niobe ES system upgrades and a customer deposit for a previously cancelled Niobe system order. In addition, in the prior year, we recognized revenue on a total of $2.8 million for Odyssey and Odyssey Cinema systems and a total of $0.8 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories decreased slightly to $27.0 million for the year ended December 31, 2015, from $27.2 million for the year ended December 31, 2014, a decrease of approximately 1%. The decrease was attributable to the impact of the stronger U.S. dollar on European sales partially offset by higher service revenue in the current year period.

Cost of Revenue. Cost of revenue increased to $10.4 million for the year ended December 31, 2015, from $8.2 million for the year ended December 31, 2014, an increase of approximately 27%. As a percentage of our total revenue, overall gross margin decreased from 77% for the year ended December 31, 2014, to 72% for the year ended December 31, 2015, due to a shift in mix from disposable, service, and accessories revenue to system revenue. Cost of revenue for systems sold increased to $6.1 million for the year ended December 31, 2015, from $4.2 million for the year ended December 31, 2014, an increase of approximately 44%. This increase was primarily due to increased Niobe system sales volumes. Gross margin for systems decreased to 43% for the year ended December 31, 2015 from 46% for the year ended December 31, 2014 due to increased system costs. Cost of revenue for disposable interventional devices, service and accessories increased to $4.4 million for the year ended December 31, 2015, from $4.0 million for the year ended December 31, 2014, resulting in a decrease in gross margin to 84% from 85% between these periods driven by higher expenses incurred under service contracts in the current year period.

Research and Development Expense. Research and development expense increased to $6.3 million for the year ended December 31, 2015 from $5.2 million for the year ended December 31, 2014, an increase of approximately 21%. The increase is primarily due to a one time impairment charge on certain intangible assets as well as higher headcount expenses and project spending. See Note 6 for additional detail on the asset impairment charge.

Sales and Marketing Expense. Sales and marketing expense increased to $15.9 million for the year ended December 31, 2015, from $15.2 million for the year ended December 31, 2014, an increase of approximately 4%. This increase was primarily due to the addition of sales employees leading to increased headcount and travel related expenses.

General and Administrative Expense. General and administrative expenses include regulatory, clinical, general management and routine training expenses. General and administrative expense decreased to $10.5 million for the year ended December 31, 2015, from $11.8 million for the year ended December 31, 2014, a decrease of approximately 11%. This decrease was primarily due to decreased regulatory expenses associated with our Japanese license and reduced legal and consulting expenses.

Other Income. Other income represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next. Other income decreased to $1.3 million for the year ended December 31, 2015 from $3.5 million for the year ended December 31, 2014 due primarily to the adjustment in fair value of warrants.

Interest Expense. Interest expense has remained relatively consistent at $3.3 million for the year ended December 31, 2015 and for the year ended December 31, 2014.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2015 and 2014 to reflect these uncertainties. As of December 31, 2015, we had gross federal net operating loss carryforwards of approximately $92.7 million which will expire between 2017 and 2035. As of December 31, 2015, we had state net operating loss deferred tax assets of approximately $1.2 million which will expire at various dates between 2016 and 2035 if not utilized. We may not be able to utilize all of these loss carryforwards prior to their expiration.

Capital Resources

As of December 31, 2015, our accumulated deficit was $466.0 million with cash and cash equivalents of $5.6 million, and $18.4 million debt principal outstanding. Since inception, we have financed our operations primarily through cash generated by operations, borrowings on our revolving line of credit and proceeds from our debt and stock offerings. As of December 31, 2015, our borrowing facilities were comprised of a revolving line of credit with $5.2 million of unborrowed availability with our primary lender, Silicon Valley Bank, as well as the Healthcare Royalty Partners debt discussed in the following sections.

Revolving line of credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was last amended on March 27, 2015, extending the maturity date three years to March 31, 2018 and maintaining the maximum amount available under the line of $10 million subject to the value of collateralized assets. The current agreement requires the Company to maintain a minimum tangible net worth of not less than (no worse than) negative $22.5 million, with such minimum requirement subject to increase under certain circumstances as described in the agreement, and to maintain a liquidity ratio of greater than 1.50:1.00, excluding certain short term advances from the calculation.

As of December 31, 2015, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2015 the Company had a borrowing capacity of $5.2 million based on the Company’s collateralized assets.

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

Common Stock

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and certain conditions of our agreement with our primary lender. No dividends have been declared or paid as of December 31, 2015.

Issuances of Common Stock

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

During the twelve months ended December 31, 2015, the Company sold an aggregate of 542,996 shares of common stock under the Sales Agreement, at an average price of approximately $1.98 per share for gross proceeds of $1,072,743 and net proceeds of $1,040,561, after deducting Cantor’s commission. As of December 31, 2015, $13.8 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Warrant Offering

On October 8, 2015 the Company completed its offering (the “Warrants Offering”) of transferable subscription warrants to holders of record of the Company’s common stock. Under the terms of the Warrants Offering shareholders of record on September 9, 2015 and holders of certain of the Company’s warrants (pursuant to the terms of their respective warrants) were entitled to one subscription warrant to purchase one share of common stock at a price of $1.10 per share for every four common shares held up to an aggregate of 5,755,775 shares of common stock. Pursuant to the Warrants Offering, subscription warrants to purchase 267,256 shares of common stock were exercised, resulting in gross proceeds to the Company of $293,982.

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Cash flow used in operating activities	$(2,529)	$(9,092)
Cash flow used in investing activities	(153)	(124)
Cash flow provided by financing activities	1,005	2,711

Net cash used in operating activities. We used approximately $2.5 million and $9.1 million of cash in operating activities during the years ended December 31, 2015 and 2014, respectively. The decrease in cash used in operating activities from 2014 to 2015 is the result of changes in cash generated by working capital.

Net cash used in investing activities. We used approximately $0.2 million and $0.1 million during the years ended December 31, 2015 and December 31, 2014, respectively, for the purchase of property and equipment.

Net cash provided by financing activities. We generated approximately $1.0 million from financing activities during the year ended December 31, 2015 compared to $2.7 million generated for the year ended December 31, 2014. The decrease from 2014 to 2015 in cash generated was primarily due to lower proceeds from equity transactions including the controlled equity offering.

At December 31, 2015, we had working capital of approximately $1.1 million, compared to working capital of $4.8 million at December 31, 2014.

As of December 31, 2015, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2015, the Company had a borrowing capacity of $5.2 million based on the Company’s collateralized assets. The maturity date of the revolving line of credit is March 31, 2018.

These credit facilities are secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as in effect at December 31, 2015, we are required to meet minimum tangible net worth and liquidity covenants as defined in the loan agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with our primary lending bank. As of December 31, 2015, we were in compliance with all covenants of this agreement.

We expect to have negative cash flow from operations into 2016. Throughout 2016, we expect to continue the development and commercialization of our existing products, our research and development programs and the advancement of new products into clinical development. During 2016, we expect operating expenses to be generally consistent with 2015 with additional investment in certain targeted areas.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stereotaxis, Inc.

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereotaxis, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty regarding the Company’s ability to continue as a going concern.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 11, 2016

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$5,593,582	$7,270,301
Accounts receivable, net of allowance of $93,478 and $131,464 in 2015 and 2014, respectively	6,376,470	6,480,499
Inventories	4,504,282	6,371,903
Prepaid expenses and other current assets	785,211	1,094,837

Total current assets	17,259,545	21,217,540
Property and equipment, net	1,067,321	894,728
Intangible assets, net	635,889	1,379,653
Other assets	264,159	388,850

Total assets	$19,226,914	$23,880,771

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,840,135	$2,353,133
Accrued liabilities	6,058,390	5,259,694
Deferred revenue	7,445,935	6,658,170
Warrants and debt conversion features	794,130	2,134,187

Total current liabilities	16,138,590	16,405,184
Long-term debt	18,429,177	18,388,764
Long-term deferred revenue	2,009,198	976,165
Other liabilities	275,603	660,376

Total liabilities	36,852,568	36,430,489
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2015 and 2014	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 21,551,173, and 20,480,874 shares issued at 2015 and 2014, respectively	21,551	20,481
Additional paid in capital	448,517,472	446,241,703
Treasury stock, 4,015 shares at 2015 and 2014	(205,999)	(205,999)
Accumulated deficit	(465,958,678)	(458,605,903)

Total stockholders’ deficit	(17,625,654)	(12,549,718)

Total liabilities and stockholders’ deficit	$19,226,914	$23,880,771

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
Revenue:
Systems	$10,640,584	$7,839,006
Disposables, service and accessories	27,033,940	27,172,270

Total revenue	37,674,524	35,011,276
Cost of revenue:
Systems	6,052,241	4,204,719
Disposables, service and accessories	4,385,917	4,018,661

Total cost of revenue	10,438,158	8,223,380
Gross margin	27,236,366	26,787,896
Operating expenses:
Research and development	6,252,791	5,158,331
Sales and marketing	15,850,362	15,168,940
General and administrative	10,543,741	11,845,289

Total operating expenses	32,646,894	32,172,560

Operating loss	(5,410,528)	(5,384,664)
Other income	1,340,057	3,510,439
Interest income	1,864	7,084
Interest expense	(3,284,168)	(3,335,300)

Net loss	$(7,352,775)	$(5,202,441)

Net loss per common share:
Basic	$(0.35)	$(0.26)
Diluted	$(0.35)	$(0.26)

Weighted average shares used in computing net loss per common share:
Basic	21,113,203	19,945,038
Diluted	21,113,203	19,945,038

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2013	19,311,390	$19,311	$441,888,155	$(205,999)	$(453,403,462)	$(11,701,995)
Issuance of common stock	878,077	879	2,852,794			2,853,673
Share-based compensation			1,501,045			1,501,045
Grant of restricted shares, net of forfeitures	259	—				—
Restricted stock vestings	291,148	291	(291)			—
Net loss					(5,202,441)	(5,202,441)

Balance at December 31, 2014	20,480,874	$20,481	$446,241,703	$(205,999)	$(458,605,903)	$(12,549,718)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2014	20,480,874	$20,481	$446,241,703	$(205,999)	$(458,605,903)	$(12,549,718)
Issuance of common stock	809,822	809	940,545			941,354
Share-based compensation			1,312,319			1,312,319
Restricted stock vestings	241,775	242	(242)			—
Net loss					(7,352,775)	(7,352,775)
Employee stock purchase plan	18,702	19	23,147			23,166

Balance at December 31, 2015	21,551,173	$21,551	$448,517,472	$(205,999)	$(465,958,678)	$(17,625,654)

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(7,352,775)	$(5,202,441)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	320,301	413,773
Amortization of intangibles	299,833	299,833
Amortization of deferred finance costs	222,682	240,601
Share-based compensation	1,312,319	1,501,045
Impairment of intangible asset	443,931	—
Loss on asset disposal	5,883	—
Adjustment of warrants	(1,340,057)	(3,510,439)
Changes in operating assets and liabilities:
Accounts receivable	104,029	1,098,084
Inventories	1,521,995	(1,492,864)
Prepaid expenses and other current assets	86,944	144,518
Other assets	124,691	110,763
Accounts payable	(512,998)	(1,159,206)
Accrued liabilities	798,696	(1,634,850)
Deferred revenue	1,820,798	(376,499)
Other liabilities	(384,773)	475,539

Net cash used in operating activities	(2,528,501)	(9,092,143)
Cash flows from investing activities
Purchase of equipment	(153,151)	(123,912)

Net cash used in investing activities	(153,151)	(123,912)
Cash flows from financing activities
Proceeds (payments) from Healthcare Royalty Partners debt	40,413	(142,447)
Proceeds from issuance of stock and warrants, net of issuance costs	964,520	2,853,673

Net cash provided by financing activities	1,004,933	2,711,226

Net increase (decrease) in cash and cash equivalents	(1,676,719)	(6,504,829)

Cash and cash equivalents at beginning of period	7,270,301	13,775,130

Cash and cash equivalents at end of period	$5,593,582	$7,270,301

Supplemental disclosures of cash flow information:
Interest paid	2,974,345	3,028,884

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

Notes to Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Epoch®, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, QuikCAS™, Cardiodrive®, and Pegasus™ are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

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

The core components of Stereotaxis systems, such as Niobe system, Odyssey Solution, Cardiodrive and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and European Union.

Since our inception, we have generated significant losses. As of December 31, 2015, we had incurred cumulative net losses of approximately $466.0 million. In May 2011, the Company introduced the Niobe ES system and as of December 31, 2015, the Company had an installed base of 125 Niobe ES systems. In 2016, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption. Between 2011 and 2015, the Company implemented a wide ranging plan to rebalance and reduce operating expenses by 15% to 20% on an annual run rate basis. We expect to incur additional losses into 2016 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During 2016, we will continue to monitor operating expenses and make additional investment in certain targeted areas.

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

Our existing cash, cash equivalents and borrowing facilities may not be sufficient to fund our operating expenses and capital equipment requirements through the next 12 months, which would require us to obtain additional financing before that time. Further, our revolving line of credit with Silicon Valley Bank matures on March 31, 2018 subject to continuing compliance with our covenants. We cannot assure you that additional financing will be available on a timely basis on terms acceptable to us or at all, that we will be able to engage in equity financings if our common stock is delisted from NASDAQ, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. No cash was restricted at December 31, 2015 or 2014.

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

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value. See Note 9 for disclosure of the fair value of debt.

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

Property and Equipment

Property and equipment consist primarily of leasehold improvements, computer, office, research and demonstration equipment, and equipment held for lease and are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives or life of the base lease term, ranging from three to ten years.

Long-Lived Assets

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value, which in most cases is estimated based upon Level 2 or Level 3 inputs.

Intangible Assets

Intangible assets consist of purchased technology and intellectual property rights valued at cost on the acquisition date and amortized over their estimated useful lives of 10-15 years. If facts and circumstances suggest that an intangible asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value, which in most cases is estimated based upon Level 2 or Level 3 inputs.

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic alliances under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables at December 31, 2015 or 2014 under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

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

Shares purchased by employees under the 2004 Employee Stock Purchase Plan were considered to be compensatory and were accounted for in accordance with general accounting principles for share-based payments. Shares purchased by employees under the 2009 Employee Stock Purchase Plan are considered to be non-compensatory.

Net Earnings (Loss) per Common Share

Basic earnings (loss) per common share are computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing the earnings (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. In addition, the application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable because the Company’s unearned restricted shares do not contractually participate in its losses.

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

As of December 31, 2015, the Company had 706,494 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $9.34 per share and 2,120,365 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $4.82 per share. The Company had no unearned restricted shares outstanding for the period ended December 31, 2015.

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

Biosense Webster Inc. accounted for $3,514,897 and $4,651,490, or 9%, and 13%, of total net revenue for the years ended December 31, 2015, and 2014, respectively. No other single customer accounted for more than 10% of total revenue for the year ended December 31, 2015.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02—Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for interim and annual periods beginning after December 31, 2018 (January 1, 2019 for the Company), with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2015, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2015-17, “Income Taxes (Topic 740): To simplify the presentation of deferred income taxes”. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. This standard is effective for public companies for financial statements issued for annual periods beginning after December 15, 2016 (January 1, 2017 for the Company), and interim periods within those annual periods. We have adopted this accounting standard update and there was no impact to the results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” regarding the subsequent measurement of inventory as part of its Simplification Initiative. This standard is effective for public companies for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Company), including interim periods within those fiscal years. This Update should be applied prospectively, and early application is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of adopting this accounting standard update but do not expect this to significantly impact the results of operations, financial conditions, cash flows, or financial statement presentation.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. To simplify the presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which adds the SEC staff’s guidance on the presentation of debt issuance costs associated with lines of credit to the Codification. The SEC staff stated it will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. The Standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 (January 1, 2016 for the Company), and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We have evaluated the impact of adopting this accounting standard update on our financial statements. The Company’s audited consolidated balance sheets as of December 31, 2015 and 2014 includes $349,018 and $465,251, respectively, of deferred financing cost assets (excluding $25,960 and $27,134, respectively, related to line-of-credit arrangements) that would, under the new guidance be presented as a direct reduction to liabilities.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017 (December 31, 2016 for the Company). Early adoption is permitted. We are currently evaluating the impact of adopting this accounting standard update on our financial statement disclosures and have not concluded on an adoption method.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The standard is effective for annual and interim periods beginning after December 15, 2017 (January 1, 2018 for the Company). Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. We are currently evaluating the impact of adopting this accounting standard update on our financial statements and disclosures and have not concluded on an adoption method.

3. Inventory

Inventory consists of the following:

	December 31, 2015	December 31, 2014
Raw materials	$2,065,676	$2,746,926
Work in process	24,758	374,236
Finished goods	2,433,819	3,310,375
Reserve for obsolescence	(19,971)	(59,634)

Total inventory	$4,504,282	$6,371,903

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2015	December 31, 2014
Prepaid expenses	$454,822	$679,740
Deferred financing costs	374,978	492,385
Deposits	136,583	311,562
Deferred cost of revenue	82,987	—

Total prepaid expenses and other assets	1,049,370	1,483,687
Less: Noncurrent prepaid expenses and other assets	(264,159)	(388,850)

Total prepaid expenses and other current assets	$785,211	$1,094,837

5. Property and Equipment

Property and equipment consist of the following:

	December 31, 2015	December 31, 2014
Equipment	$8,496,636	$8,264,804
Equipment held for lease	303,412	303,412
Leasehold improvements	2,320,368	2,328,381

	11,120,416	10,896,597
Less: Accumulated depreciation	(10,053,095)	(10,001,869)

Net property and equipment	$1,067,321	$894,728

6. Intangible Assets

As of December 31, 2015 and 2014, the Company had total intangible assets of $3,221,069 and $3,665,000. Accumulated amortization at December 31, 2015 and 2014 was $2,585,180 and $2,285,347, respectively. Amortization expense for the years 2015 and 2014 was $299,833 per year, as determined under the straight-line method. The estimated future amortization of intangible assets is $199,320 annually through July 2018, decreasing thereafter to $143,765 in 2018, $65,988 in 2019 and $27,496 through May 2020.

The Company also recognized impairment charges of $443,931 during 2015 on certain 2010 intellectual property rights relating to the Company’s Odyssey Solution due to uncertainty around forecasted revenue under the Odyssey system distribution agreement beyond May, 2016. The impairment is the result of a decline in forecasted revenue attributable to this intellectual property that indicated it was probable the undiscounted future cash flows would not exceed the book value of the intellectual property. As a result, the book value of the intellectual property was reduced to its fair value as estimated using a discounted cash flow analysis. The Company evaluated the discount rate in the fair value calculation with the assistance of a third party valuation specialist (Level 3).

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2015	2014
Accrued salaries, bonus, and benefits	$3,053,012	$2,557,557
Accrued rent	1,361,379	1,407,740
Accrued licenses and maintenance fees	666,373	661,766
Accrued interest	494,703	493,616
Accrued warranties	316,835	364,548
Accrued taxes	324,226	332,364
Other	117,465	102,479

Total accrued liabilities	6,333,993	5,920,070
Less: Long term accrued liabilities	(275,603)	(660,376)

Total current accrued liabilities	$6,058,390	$5,259,694

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

8. Deferred Revenue

Deferred revenue consists of the following:

	December 31, 2015	December 31, 2014
Product shipped, revenue deferred	$366,388	$457,348
Customer deposits	2,505,000	1,065,371
Deferred service and license fees	6,583,745	6,111,616

	9,455,133	7,634,335
Less: Long-term deferred revenue	(2,009,198)	(976,165)

Total current deferred revenue	$7,445,935	$6,658,170

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Healthcare Royalty Partners debt	$18,429,177	$18,429,177	$18,388,764	$18,388,764
Less current maturities	—	—	—	—

Total long term debt	$18,429,177	$18,429,177	$18,388,764	$18,388,764

Contractual principal maturities of debt at December 31, 2015 are as follows:

2016	$—
2017	—
2018	18,429,177
2019	—
2020	—
2021 and Beyond	—

$18,429,177

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of December 31, 2015 and December 31, 2014. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3).

The revolving line of credit and the Company’s obligations with Healthcare Royalty Partners II, L.P. (collectively, the “Credit Agreements”) are secured by substantially all of the Company’s assets. The Company is required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

Revolving line of credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The Company is also required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was last amended on March 27, 2015 extending the maturity date three years to March 31, 2018. The current agreement requires the Company to maintain a minimum tangible net worth of not less than (no worse than) negative $22.5 million, with such minimum requirement subject to increase under certain circumstances as described in the agreement, and to maintain a liquidity ratio of greater than 1.50:1.00, excluding certain short term advances from the calculation.

As of December 31, 2015, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2015 the Company had a borrowing capacity of $5.2 million based on the Company’s collateralized assets.

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

10. Lease Obligations

The Company leases its facilities under operating leases. For the years ended December 31, 2015 and 2014 rent expense was $1,205,338 and $1,068,972, respectively. The rent expense for the year ended December 31, 2015 is net of sublease income of $18,912.

In January 2006, the Company moved its primary operations into its current facilities. The facility is subject to a lease which expires in December 31, 2018. Under the terms of the lease, the Company has options to renew for up to three additional years. The lease contains an escalating rent provision which the Company has straight-lined over the term of the lease.

In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138, and were accrued as a rent liability as of September 30, 2013. As of December 31, 2015, the remaining accrued costs associated with the termination were $284,793.

In the fourth quarter of 2015, the Company entered a sublease agreement to sublease 3,152 square feet of the first floor office space through December 31, 2018.

The future minimum lease payments under non-cancelable leases as of December 31, 2015 are as follows:

Year	Operating Lease Payments
2016	$1,968,006
2017	1,975,514
2018	2,026,362

Total minimum lease payments	5,969,882
Less amounts representing sublease receipts	(233,248)

$5,736,634

11. Stockholders’ Equity

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2015.

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

During the twelve months ended December 31, 2015, the Company sold an aggregate of 542,996 shares of common stock under the Sales Agreement, at an average price of approximately $1.98 per share for gross proceeds of $1,072,743 and net proceeds of $1,040,561, after deducting Cantor’s commission. As of December 31, 2015, $13.8 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Warrant Offering

On October 8, 2015 the Company completed an offering (the “Warrants Offering”) of transferable subscription warrants to holders of record of the Company’s common stock. Under the terms of the Warrants Offering shareholders of record on September 9, 2015 and holders of certain of the Company’s warrants (pursuant to the terms of their respective warrants) were entitled to one subscription warrant to purchase one share of common stock at a price of $1.10 per share for every four common shares held up to an aggregate of 5,755,775 shares of common stock. Pursuant to the Warrants Offering, subscription warrants to purchase 267,256 shares of common stock were exercised, resulting in gross proceeds to the Company of $293,982.

The Company has reserved shares of common stock for the exercise of warrants, the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31, 2015	December 31, 2014
Warrants	2,120,365	2,197,883
Stock award plans	731,442	1,297,389
Employee Stock Purchase Plan	231,298	250,000

	3,083,105	3,745,272

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

Restricted stock unit grants are time-based and generally vest over a period of four years. Options granted to non-employee directors expire no later than ten years from the date of grant. The exercise price of options to non-

employee directors shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. Initial grants of options to new directors generally vest over a two year period. Annual grants to directors generally vest upon the earlier of one year or the next stockholder meeting.

A summary of the option and stock appreciation rights activity for the year ended December 31, 2015 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2014	487,146	$1.69 - $116.40	$17.21
Granted	353,350	$1.45 - $2.15	$2.07
Exercised	—	—	—
Forfeited	(134,002)	$1.45 - $91.90	$18.81

Outstanding, December 31, 2015	706,494	$1.45 - $116.40	$9.34

As of December 31, 2015, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 8.00 years. Of the 706,494 options and stock appreciation rights that were outstanding as of December 31, 2015, 235,572 were vested and exercisable with a weighted average exercise price of $22.43 per share and a weighted average remaining term of 6.42 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2015
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price Per Vested Share
$0.00 - $10.00	607,749	8.67 years	$3.07	136,827	$4.07
$30.01 - $40.00	61,495	4.95 years	$34.89	61,495	$34.89
$40.01 - $50.00	12,250	3.44 years	$43.90	12,250	$43.90
$50.01 - $60.00	12,250	2.41 years	$54.90	12,250	$54.90
$90.01+	12,750	0.95 years	$107.59	12,750	$107.59

	706,494	8.00 years	$9.34	235,572	$22.43

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money at December 31, 2015. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2015 and the intrinsic value of fully vested options and stock appreciation rights outstanding at December 31, 2015 were zero based on a closing share price of $0.74 on December 31, 2015. No options or stock appreciation rights were exercised under the Company’s stock option plans during the years ended December 31, 2014 or 2015 and the Company realized no proceeds during these periods. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2015 was $2.07 per share.

A summary of the restricted stock unit activity for the year ended December 31, 2015 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2014	697,751	$3.14
Granted	391,200	$2.04
Vested	(241,775)	$3.06
Forfeited	(95,168)	$2.82

Outstanding, December 31, 2015	752,008	$2.63

The intrinsic value of restricted stock units outstanding at December 31, 2015 was $0.6 million based on a closing share price of $0.74 as of December 31, 2015. During the year ended December 31, 2015, the aggregate intrinsic value of restricted stock units vested was $0.4 million determined at the date of vesting.

During the fourth quarter of 2015, the Company made an adjustment to its forfeiture rate based on historical information, which resulted in an increase to share-based compensation of approximately $0.2 million for the year ended December 31, 2015.

As of December 31, 2015, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $2.1 million, net of estimated forfeitures of approximately $0.8 million. This cost will be amortized over a weighted average period of approximately two years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan (“ESPP”). In June 2014, our shareholders approved a proposal to amend the ESPP to increase the number of shares authorized for issuance under the ESPP by 250,000 shares. Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2015, there were 231,298 remaining shares available for issuance under the Employee Stock Purchase Plan.

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2015:
Cash equivalents	$524,083	524,083	—	—

Total assets at fair value	$524,083	524,083	—	—

Liabilities at December 31, 2015:
Warrants issued May 10, 2012	$143,681	—	—	143,681
Warrants issued August 2013	$650,449	—	—	650,449

Total liabilities at fair value:	$794,130	—	—	794,130

Assets at December 31, 2014:
Cash equivalents	$5,361,053	5,361,053	—	—

Total assets at fair value	$5,361,053	5,361,053	—	—

Liabilities at December 31, 2014:
Warrants issued May 10, 2012	$728,712	—	—	728,712
Warrants issued August 2013	$1,405,475	—	—	1,405,475

Total liabilities at fair value:	$2,134,187	—	—	2,134,187

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $524,083 and $5,361,053 at December 31, 2015 and December 31, 2014, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the years ended December 31, 2015 and December 31, 2014. There were no transfers in or out of Level 1 during the year ended December 31, 2015.

Level 2

The Company does not have any financial assets or liabilities classified as Level 2.

Level 3

Due to provisions included in the warrant agreements, outstanding warrants related to the Company’s May 2012 Stock and Warrant Purchase Agreement (“PIPE warrants”) do not meet the exemptions for equity classification and as such, the Company accounts for these PIPE warrants as derivative instruments. The PIPE warrants are periodically remeasured with any changes in value recognized in “Other income (expense)” in the Statement of Operations.

The remaining PIPE warrants expire in May 2018 and were valued using an option pricing model as of December 31, 2014 using the following assumptions: 1) volatility of 165.27%; 2) risk-free interest rate of 1.10%; and 3) a closing stock price of $1.48.

The PIPE warrants were revalued using an option pricing model as of December 31, 2015 using the following assumptions: 1) volatility of 113.4%; 2) risk-free interest rate of 1.06%; and 3) a closing stock price of $0.74.

Due to the provisions included in the warrant agreements, warrants outstanding in conjunction with the Company’s August 7, 2013 transaction (the “Exchange warrants”) also do not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments.

The remaining Exchange warrants expire in November 2018 and were valued using an option pricing model as of December 31, 2014 using the following assumptions: 1) volatility of 158.08%; 2) risk-free interest rate of 1.10%; and 3) a closing stock price of $1.48.

The Exchange warrants were revalued using an option pricing model as of December 31, 2015 using the following assumptions: 1) volatility of 182.94%; 2) risk-free interest rate of 1.31%; and 3) a closing stock price of $0.74.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) liability fair value measurement.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2015:

	Warrants issued May 2012	Warrants issued August 2013	Total Liabilities
Balance at beginning of period	$728,712	$1,405,475	$2,134,187
Issues	—	—	—
Settlements	—	—	—
Revaluation	(585,031)	(755,026)	(1,340,057)

Balance at end of period	$143,681	$650,449	$794,130

The Company currently does not have derivative instruments to manage its exposure to currency fluctuations or other business risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value.

13. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2015	2014
Deferred:
Federal	$(2,529,455)	$(894,506)
State and local	169,266	(1,582,500)

	(2,360,189)	(2,477,006)
Valuation allowance	2,360,189	2,477,006

	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2015	2014
U.S. statutory income tax rate	34.0%	34.0%
State and local taxes, net of federal tax benefit	1.9%	2.4%
Permanent differences between book and tax	5.6%	17.1%
Deferred tax adjustments	(9.3)%	(71.9)%
State rate adjustments	(0.1)%	(29.2)%
Valuation allowance	(32.1)%	47.6%

Effective income tax rate	—%	—%

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

The components of the deferred tax asset are as follows:

	December 31,
	2015	2014
Current accruals	$1,687,951	$1,416,823
Deferred revenue	269,797	—
Depreciation and amortization	2,269,341	2,302,685
Deferred compensation	1,389,832	1,589,935
Net operating loss carryovers	32,744,557	30,246,136

Deferred tax assets	38,361,478	35,555,579
Valuation allowance	(37,912,693)	(35,555,579)

Net deferred tax assets before deferred tax liabilities	448,785	—
Accounting method changes	(448,785)	—

Net deferred tax assets	$—	$—

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the “Code”, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Following significant ownership changes during 2013, the Company initiated a review of the availability of its U.S. net operating loss carryforwards. As a result of this review, it was determined that approximately $290 million of the Company’s federal net operating loss carryovers would expire unused due to the limitation under IRC Section 382. The Company reduced the net operating loss carryover and corresponding valuation allowance as a result of these limitations. The remaining net operating loss carryforwards following the ownership change have been assigned a full valuation allowance against all deferred tax assets.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, and projections for future periods over which the deferred tax assets are deductible, the Company determined that a 100% valuation allowance of deferred tax assets was appropriate. The valuation allowance for deferred tax assets includes amounts for which subsequently recognized tax benefits will be applied directly to the contributed capital.

As of December 31, 2015, we had gross federal net operating loss carryforwards of approximately $92.7 million. The federal net operating loss carryforwards will expire between 2017 and 2035. As of December 31, 2015, we had state net operating loss deferred tax assets of approximately $1.2 million which will expire at various dates between 2016 and 2035 if not utilized.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As the Company has a federal net operating loss carryforward from the year ended December 31, 1997 forward, all tax years from 1997 forward are subject to examination. As states have varying carryforward periods, and the Company has recently entered into additional states, the states are generally subject to examination for the previous 10 years or less.

The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2015 accrued interest and penalties were less than $0.1 million.

At December 31, 2015 and 2014, the Company had approximately $0.3 million and $0.2 million, respectively, in reserves for uncertain tax positions.

14. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	2015	2014
Numerator:
Numerator for basic EPS	$(7,352,775)	$(5,202,441)

Numerator for diluted EPS	$(7,352,775)	$(5,202,441)

Denominator:
Denominator for basic EPS—weighted average shares	21,113,203	19,945,038

Denominator for diluted EPS	21,113,203	19,945,038

Basic EPS	$(0.35)	$(0.26)
Diluted EPS	$(0.35)	$(0.26)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2015	2014
Shares issuable upon vesting/exercise of:
Options to purchase common stock	706,494	487,146
Restricted stock units	752,008	697,751
Warrants	2,120,365	2,197,883

	3,578,867	3,382,780

15. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan. Employer contributions are discretionary under the 401(k) plan. Currently the Company does not match employee contributions.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	December 31, 2015	December 31, 2014
Warranty accrual, beginning of the fiscal period	$364,548	$501,212
Accrual adjustment for product warranty	171,384	84,402
Payments made	(219,097)	(221,066)

Warranty accrual, end of the fiscal period	$316,835	$364,548

17. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

18. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Geographic revenues for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014
United States	$19,757,986	$21,626,788
International	17,916,538	13,384,488

Total	$37,674,524	$35,011,276

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

19. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2015, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2015.

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

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 29, 2016, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

The following is information with respect to our executive officers:

William C. Mills III

Chief Executive Officer since April 2013, Chairman of the Board since May 2012

Director since June 2000

Mr. Mills, 60, has served as our Chief Executive Officer since April 2013 and as the Chairman of our Board of Directors since May 2012. From 2004 until 2009, Mr. Mills was a managing member of a management company conceived by EGS Healthcare Capital Partners to manage EGS Private Healthcare Partnership III. Earlier, Mr. Mills was a Partner in the Boston office of Advent International, a private equity and venture capital firm, for five years. At Advent, he was co-responsible for healthcare venture capital investments and focused on investments in the medical technology and biopharmaceutical sectors. Before joining Advent, Mr. Mills spent more than 11 years with the Venture Capital Fund of New England where he was a General Partner. Prior to that, he spent seven years at PaineWebber Ventures/Ampersand Ventures as Managing General Partner. He currently serves as Chairman of the Board of Managers of Ascension Ventures III, L.P., a strategic healthcare venture fund focused on the medical device, healthcare information technology, and service sectors, and he is a member of the board of directors of Interleukin Genetics, Inc. (OTC MKTS: ILIU), a publicly traded company that develops and markets genetic tests. Mr. Mills received an S.M. in Chemistry from the Massachusetts Institute of Technology, an M.S. in Management from the Massachusetts Institute of Technology Sloan School of Management, and an A.B. cum laude in Chemistry from Princeton University.

Paul A. Brathwaite, Ph.D.

Vice President, Research and Development

Officer since July 2015

Dr. Brathwaite, 46, was appointed Vice President of Research and Development in 2012 and was named an officer in 2015. He joined Stereotaxis in September 2003 as a software engineer and has held several positions within the Company with increasing responsibility, including Software Project Manager, Director of Clinical Adoption Engineering, and Senior Director of Research and Development. Prior to joining Stereotaxis, Dr. Brathwaite was employed as a software engineer at AutoQuant Imaging, Inc. Dr. Brathwaite holds a Doctorate in biomedical engineering and a Master of Science in electrical engineering from the University of Iowa. He also holds a Bachelor of Science in computer engineering from Queen’s University, Canada.

Frank J. Cheng

Senior Vice President, Marketing and Business Development

Officer since April 2010

Mr. Cheng, 48, joined Stereotaxis in April 2010 as Senior Vice President and currently has executive responsibility in Marketing, Training, Clinical Research, Business Development and Asia Business. He has over 20 years of experience in the medical technology industry leading marketing, business development, and P&L general management. Prior to joining Stereotaxis, Mr. Cheng was President and Chief Executive Officer of Perfinity Biosciences, Inc. (previously Quadraspec, Inc.), from 2009 to 2010. He served as a director of Perfinity Biosciences, Inc. from 2009 to 2011. From 2005 to 2009, Mr. Cheng was President and Chief Executive Officer of OBS Medical. For four years prior to that, he was Vice President of Business Development for Roche Diagnostics. Earlier in his career, Mr. Cheng held marketing and strategic planning positions at GE Medical Systems for three years and Hillenbrand Industries (including its subsidiary, Hill-Rom Company) for four years. Mr. Cheng has an MBA from Vanderbilt University and a BBA from Wuhan University.

Karen W. Duros

Senior Vice President, General Counsel and Secretary

Officer since October 2010

Ms. Duros, 61, joined Stereotaxis in 2010. She has over 30 years of business and corporate legal experience in large and small companies. Prior to joining Stereotaxis, she was Senior Counsel for Monsanto Company from 2005 to 2010. From 1998 to 2005, Ms. Duros held several legal positions of increasing responsibility with Great Lakes Chemical Corporation, including Vice President and Secretary from 2004 to 2005, and General Counsel of Great Lakes’ Industrial Products division from 1999 to 2005. Previously, she was Vice President, General Counsel and Secretary of Tastemaker, a joint venture of Mallinckrodt, Inc. and Hercules, Inc., and prior to that, she held several legal positions with Mallinckrodt, Inc. Ms. Duros began her legal career with the St. Louis law firm, Thompson & Mitchell. She earned a law degree from Washington University School of Law and a B.A., Political Science, from Benedictine College.

David A. Giffin

Vice President, Human Resources

Officer since May 2010

Mr. Giffin, 67, joined Stereotaxis in January 2007. He was named an officer in 2010. Mr. Giffin has over 40 years of human resources experience. Prior to joining Stereotaxis, from 2001 to 2006, Mr. Giffin was Vice President, Human Resources and Social Enterprise at Provident, Inc., a St. Louis based social service agency. Prior to that position, he was Vice President, Human Resources at Huttig Building Products from 1991 to 2001. He also has held positions as Vice President, Human Resources at St. Johns Medical Center in St. Louis; and Consultant at The Bannon Consulting Group. He spent the early years of his career with Monsanto Company where he held a variety of human resources positions with increasing responsibility. Mr. Giffin earned his M.B.A. and a B.S. in Psychology from Purdue University.

Martin C. Stammer

Chief Financial Officer

Officer since February 2013

Mr. Stammer, 35, was appointed as the Chief Financial Officer in February 2013. He previously served as Vice President, Controller since August 2012 and as Corporate Controller from July 2011 to August 2012. He joined the Company as Senior Manager, Financial Reporting in October 2009. Prior to joining the Company, from 2003 to 2009, Mr. Stammer was employed in various roles and capacities at Deloitte & Touche LLP, including most recently as Audit Manager. Mr. Stammer received his M.S. and B.S. in Accountancy from the University of Illinois and is a Certified Public Accountant.

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

See Exhibit Index appearing on page 81 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 11, 2016	By:	/s/ WILLIAM C. MILLS III
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

Signature	Title	Date

/s/ WILLIAM C. MILLS III William C. Mills III	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 11, 2016

/s/ MARTIN C. STAMMER Martin C. Stammer	Chief Financial Officer (principal financial officer and principal accounting officer)	March 11, 2016

/s/ DAVID W. BENFER David W. Benfer	Director	March 11, 2016

/s/ DUANE DESISTO Duane Desisto	Director	March 11, 2016

/s/ JOSEPH D. KEEGAN Joseph D. Keegan	Director	March 11, 2016

/s/ FRED A. MIDDLETON Fred A. Middleton	Director	March 11, 2016

/s/ ROBERT J. MESSEY Robert J. Messey	Director	March 11, 2016

/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky	Director	March 11, 2016

/s/ EUAN S. THOMSON Euan S. Thomson	Director	March 11, 2016

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at the End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2015	$131,464	$(9,463)	$(28,523)	$93,478
Year ended December 31, 2014	$383,077	$48,742	$(300,355)	$131,464

Allowance for inventories valuation:
Year ended December 31, 2015	$59,634	$42,258	$(81,921)	$19,971
Year ended December 31, 2014	$80,213	$6,970	$(27,549)	$59,634

EXHIBIT INDEX

Number	Description

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Form of PIPE Warrant issued pursuant to that certain Stock and Warrant Purchase Agreement dated May 7, 2012, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.3a	Form of Warrant issued pursuant to that certain Third Amendment to Note and Warrant Purchase Agreement effective November 10, 2010, between the Registrant and certain investors named therein (included in Exhibit 10.16d).

4.3b	Form of Warrant Issued Pursuant to that Certain Fourth Amendment to Note and Warrant Purchase Agreement dated March 30, 2012, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2012.

4.3c	Form of Warrant issued pursuant to that certain Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Company and certain investors named therein (included in Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.).

4.3d	Form of Warrant issued pursuant to that certain Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Company and certain investors named therein (included in Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012).

4.3e	Amendment to Warrants of Stereotaxis, Inc., dated May 10, 2012, by and between the Company and the Warrant Holders, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

4.3f	Form of Warrant issued pursuant to that certain Seventh Amendment to Note and Warrant Purchase Agreement dated March 29, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.5i of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2013.

4.3g	Form of Warrant issued pursuant to that certain Eighth Amendment to Note and Warrant Purchase Agreement dated June 28, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed for the fiscal quarter ended June 30, 2013.

4.3h	Form of Warrant issued to certain investors in connection with extensions of loan guarantees by such investors, incorporated by reference to Exhibit 4.5k of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2013.

Number	Description

4.4	Form of Warrant issued pursuant to that certain Exchange Agreement, dated August 7, 2013, incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

10.1a#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, as adopted March 27, 2014, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.1b#	Form of Restricted Share Unit Terms of Award under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.1c#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1d#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013, incorporated by reference to Exhibit 10.1d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.2#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.3a#	Amended and Restated Stereotaxis, Inc. Employee Stock Purchase Plan, as adopted March 27, 2014, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.3b#	Amendment to Stereotaxis, Inc. 2009 Employee Stock Purchase Plan, as adopted February 27, 2015, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2015.

10.4#	Executive Employment Agreement dated May 30, 2014, between Stereotaxis, Inc. and William C. Mills III, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on June 2, 2014.

10.5#	Form of Amended and Restated Executive Employment Agreement, 2013, between certain executive officers and the Company, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.6#	Summary of Management Bonus Plan adopted as of February 24, 2015, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No, 001-36159) for the fiscal quarter ended March 31, 2015.

10.7#	Description of compensation of named executive officers, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.8#	Summary of Non-Employee Director Compensation Program, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2014.

10.9a†	Collaboration Agreement dated June 8, 2001, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.9b†	Extended Collaboration Agreement dated May 27, 2003, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

Number	Description

10.9c†	Amendment to Collaboration Agreement dated May 5, 2006, between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.10a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.10b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.10c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.10d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.10e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.10f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.10g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

10.10h†	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010, incorporated by reference to Exhibit 10.13h of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010.

10.10i	Seventh Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc., effective December 5, 2011, incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.11	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.12†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.13a†	Office Lease dated November 15, 2004, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.13b	Amendment to Office Lease dated November 30, 2007, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

Number	Description

10.13c	Second Amendment to Office Lease dated May 1, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17c of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.13d	Third Amendment to Office Lease dated August 14, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17d of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.13e	Fourth Amendment to Office Lease, effective October 1, 2015, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, filed herewith.

10.14a	Securities Purchase Agreement, dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.14b	Form of Convertible Debt Registration Rights Agreement incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.14c	Form of Amendment and Exchange Agreement between Company and each of the holders of its convertible debentures participating in the exchange, incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

10.15a	Second Amended and Restated Loan and Security Agreement, effective November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.15b	First Loan Modification Agreement (Domestic), between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.15c	Second Amendment to the Amended and Restated Loan and Security Agreement (Domestic) dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.15d	Third Amendment to Amended and Restated Loan and Security Agreement (Domestic), dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.75 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.15e	Fourth Loan Modification Agreement (Domestic), dated December 28, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.15f	Fifth Loan Modification Agreement (Domestic) dated March 29, 2013 between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.15g	Sixth Loan Modification and Waiver Agreement (Domestic), dated June 28, 2013, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.15h	Seventh Loan Modification and Waiver Agreement (Domestic), dated July 31, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

Number	Description

10.15i	Eighth Loan Modification Agreement (Domestic), dated August 30, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

10.15j	Ninth Loan Modification Agreement (Domestic), dated March 28, 2014, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 31, 2014.

10.15k	Tenth Loan Modification Agreement (Domestic), dated March 27, 2015, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 30, 2015.

10.16a	Note and Warrant Purchase Agreement, effective February 7, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.16b	First Amendment to Note and Warrant Purchase Agreement, effective December 29, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008.

10.16c	Second Amendment to Note and Warrant Purchase Agreement, effective October 9, 2009, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.16d	Third Amendment to Note and Warrant Purchase Agreement, effective November 10, 2010, between the Registrant and the investors named therein incorporated by reference to Exhibit 10.21d of the Registrant’s Form 10-K (File No. 000-50884) filed for the fiscal year ended December 31, 2010.

10.16e	Fourth Amendment to the Note and Warrant Purchase Agreement between the Registrant and the investors named therein, dated March 30, 2012, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.16f	Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.16g	Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.16h	Seventh Amendment to Note and Warrant Purchase Agreement, dated March 29, 2013, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.16i	Eighth Amendment to Note and Warrant Purchase Agreement, dated June 28, 2013, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.17a	Loan Agreement dated as of November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Healthcare Royalty Partners II, L.P. f/k/a Cowen Healthcare Royalty Partners II LLC incorporated by reference to Exhibit 10.22a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.17b	Intercreditor Agreement dated as of December 5, 2011, by and among the Company, Stereotaxis International, Inc., Healthcare Royalty Partners II, L.P. f/k/a Cowen Healthcare Royalty Partners II LLC and Silicon Valley Bank incorporated by reference to Exhibit 10.22a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

Number	Description

10.18	Stock and Warrant Purchase Agreement, effective May 7, 2012, between the Company, and certain purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.19a	Controlled Equity OfferingSM Sales Agreement dated May 16, 2014, by and between Stereotaxis, Inc. and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on May 16, 2014.

10.19b	Amendment No. 1, dated March 26, 2015, to Sales Agreement, dated March 16, 2014, between Stereotaxis, Inc. and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 26, 2015.

10.20a	Consulting Agreement effective June 4, 2014, between Stereotaxis, Inc. and Eric N. Prystowsky, M.D., incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.20b	Amendment No. 1, dated June 3, 2015, to Consulting Agreement, dated June 4, 2014, between Stereotaxis, Inc. and Eric N. Prystowsky, M.D., filed herewith.

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan.
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.