Form 10-Q
period 2016-03-31
Stereotaxis, Inc.
filed 2016-05-11
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on April 29, 2016 was 21,758,330.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,602,951	$5,593,582
Accounts receivable, net of allowance of $155,964 and $93,478 in 2016 and 2015, respectively	6,397,660	6,376,470
Inventories	4,446,363	4,504,282
Prepaid expenses and other current assets	1,150,631	668,659

Total current assets	13,597,605	17,142,993
Property and equipment, net	969,927	1,067,321
Intangible assets, net	586,059	635,889
Other assets	32,341	31,693

Total assets	$15,185,932	$18,877,896

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,042,246	$1,840,135
Accrued liabilities	5,245,395	6,058,390
Deferred revenue	6,627,020	7,445,935
Warrants and debt conversion features	762,836	794,130

Total current liabilities	14,677,497	16,138,590
Long-term debt	18,078,308	18,080,159
Long-term deferred revenue	1,782,155	2,009,198
Other liabilities	270,433	275,603

Total liabilities	34,808,393	36,503,550
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2016 and 2015	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 21,738,923 and 21,551,173, shares issued at 2016 and 2015, respectively	21,739	21,551
Additional paid in capital	448,794,778	448,517,472
Treasury stock, 4,015 shares at 2016 and 2015	(205,999)	(205,999)
Accumulated deficit	(468,232,979)	(465,958,678)

Total stockholders’ deficit	(19,622,461)	(17,625,654)

Total liabilities and stockholders’ deficit	$15,185,932	$18,877,896

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Systems	$2,075,019	$2,831,178
Disposables, service and accessories	6,572,987	6,699,848

Total revenue	8,648,006	9,531,026
Cost of revenue:
Systems	1,083,099	1,400,267
Disposables, service and accessories	1,097,715	1,230,370

Total cost of revenue	2,180,814	2,630,637
Gross margin	6,467,192	6,900,389
Operating expenses:
Research and development	1,473,086	1,485,706
Sales and marketing	3,894,113	4,034,371
General and administrative	2,586,791	2,794,590

Total operating expenses	7,953,990	8,314,667

Operating loss	(1,486,798)	(1,414,278)
Other income (expense)	31,294	(892,377)
Interest income	222	862
Interest expense	(819,019)	(829,788)

Net loss	$(2,274,301)	$(3,135,581)

Net loss per common share:
Basic	$(0.11)	$(0.15)
Diluted	$(0.11)	$(0.15)

Weighted average shares used in computing net loss per common share:
Basic	21,611,612	20,742,932
Diluted	21,611,612	20,742,932

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(2,274,301)	$(3,135,581)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	97,394	70,256
Amortization of intangibles	49,830	74,959
Amortization of deferred finance costs	54,937	55,793
Share-based compensation	270,102	326,444
Adjustment of warrants	(31,294)	892,377
Changes in operating assets and liabilities:
Accounts receivable	(21,190)	(1,256,119)
Inventories	57,919	(4,179)
Prepaid expenses and other current assets	(407,930)	92,225
Other assets	(648)	35,983
Accounts payable	202,111	250,495
Accrued liabilities	(812,995)	(263,221)
Deferred revenue	(1,045,958)	(352,450)
Other liabilities	(5,170)	(75,682)

Net cash used in operating activities	(3,867,193)	(3,288,700)
Cash flows from investing activities
Purchase of equipment	—	(52,410)

Net cash used in investing activities	—	(52,410)
Cash flows from financing activities
Payments of deferred financing costs	(100,000)	—
Proceeds from (payments to) Healthcare Royalty Partners debt	(30,830)	(68,869)
Proceeds from issuance of stock, net of issuance costs	7,392	578,211

Net cash provided by (used in) financing activities	(123,438)	509,342

Net increase (decrease) in cash and cash equivalents	(3,990,631)	(2,831,768)

Cash and cash equivalents at beginning of period	5,593,582	7,270,301

Cash and cash equivalents at end of period	$1,602,951	$4,438,533

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

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and software licenses. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion may be implemented upon purchase of the necessary components. As of March 31, 2016, the Company has an installed base of 126 Niobe ES systems.

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

Since our inception, we have generated significant losses. As of March 31, 2016, we incurred cumulative net losses of approximately $468.2 million. In 2016, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses into 2016 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During 2016, we will continue to monitor operating expenses and make additional investment in certain targeted areas.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (SEC) on March 11, 2016.

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value. See Note 9 for disclosure of the fair value of debt.

The Company measures certain financial assets and liabilities, including warrants, at fair value on a recurring basis. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). See Note 11 for additional details.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended March 31,
	2016	2015
Numerator:
Numerator for basic EPS	$(2,274,301)	$(3,135,581)

Numerator for diluted EPS	$(2,274,301)	$(3,135,581)

Denominator:
Denominator for basic EPS—weighted average shares	21,611,612	20,742,932

Denominator for diluted EPS—weighted average shares	21,611,612	20,742,932

Basic EPS	$(0.11)	$(0.15)
Diluted EPS	$(0.11)	$(0.15)

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

As of March 31, 2016, the Company had 695,117 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $9.32 per share, 2,040,365 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $3.44 per share, and 1,271,276 shares of unvested restricted share units.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Company) and interim periods within those fiscal years, with earlier application permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for interim and annual periods beginning after December 31, 2018 (January 1, 2019 for the Company), with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update.

        In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): To simplify the presentation of deferred income taxes”. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. This standard is effective for public companies for financial statements issued for annual periods beginning after December 15, 2016 (January 1, 2017 for the Company), and interim periods within those annual periods. We adopted this accounting standard update in 2015 and there was no impact to the results of operations or cash flows.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. To simplify the presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which adds the SEC staff’s guidance on the presentation of debt issuance costs associated with lines of credit to the Codification. The SEC staff stated it will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. The Standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 (January 1, 2016 for the Company), and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We have adopted this accounting standard update. The Company’s balance sheets as of March 31, 2016 and December 31, 2015 included $320,039 and $349,018, respectively, of deferred financing costs (excluding $100,000 and $25,960, respectively, related to line-of-credit arrangements) that were, under the new guidance, presented as a direct reduction to debt liabilities.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. In April 2015, the FASB issued an exposure draft related to the deferral of the effective date, which would delay our effective date one year. Therefore, the standard would be effective for annual and interim periods beginning after December 15, 2017 (January 1, 2018 for the Company). We are currently evaluating the impact of adopting this accounting standard update on our financial statements and disclosures and have not concluded on an adoption method.

3. Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$2,354,810	$2,065,676
Work in process	427,952	24,758
Finished goods	1,702,100	2,433,819
Reserve for obsolescence	(38,499)	(19,971)

Total inventory	$4,446,363	$4,504,282

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2016	December 31, 2015
Prepaid expenses	$675,820	$454,822
Deferred financing costs	100,000	25,960
Deposits	312,713	136,583
Deferred cost of revenue	94,439	82,987

Total prepaid expenses and other assets	1,182,972	700,352
Less: Noncurrent prepaid expenses and other assets	(32,341)	(31,693)

Total current prepaid expenses and other assets	$1,150,631	$668,659

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

5. Property and Equipment

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Equipment	$8,496,636	$8,496,636
Equipment held for lease	303,412	303,412
Leasehold improvements	2,320,368	2,320,368

	11,120,416	11,120,416
Less: Accumulated depreciation	(10,150,489)	(10,053,095)

Net property and equipment	$969,927	$1,067,321

6. Intangible Assets

As of March 31, 2016, the Company had total intangible assets of $3,221,069. Accumulated amortization at March 31, 2016, was $2,635,010.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2016	2015
Accrued salaries, bonus, and benefits	$2,266,158	$3,053,012
Accrued rent	1,263,383	1,361,379
Accrued licenses and maintenance fees	660,781	666,373
Accrued interest	493,876	494,703
Accrued warranties	302,362	316,835
Accrued taxes	335,102	324,226
Other	194,166	117,465

Total accrued liabilities	5,515,828	6,333,993
Less: Long term accrued liabilities	(270,433)	(275,603)

Total current accrued liabilities	$5,245,395	$6,058,390

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of March 31, 2016, the remaining accrued costs associated with the termination were $258,995.

In the fourth quarter of 2015, the Company entered a sublease agreement to sublease 3,152 square feet of the first floor office space through December 31, 2018.

8. Deferred Revenue

Deferred revenue consists of the following:

	March 31,	December 31,
	2016	2015
Product shipped, revenue deferred	$455,314	$366,388
Customer deposits	1,050,000	2,505,000
Deferred service and license fees	6,903,861	6,583,745

Total deferred revenue	8,409,175	9,455,133
Less: Long-term deferred revenue	(1,782,155)	(2,009,198)

Total current deferred revenue	$6,627,020	$7,445,935

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	March 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Healthcare Royalty Partners debt	$18,078,308	$18,398,347	$18,080,159	$18,429,177
Less current maturities	—	—	—	—

Total long term debt	$18,078,308	$18,398,347	$18,080,159	$18,429,177

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of March 31, 2016 and December 31, 2015. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3).

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

Revolving Line of Credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $10 million subject to the value of collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was amended on March 27, 2015, extending the maturity date to March 31, 2018 and on May 10, 2016, the Company and the primary lender agreed to modify certain financial covenants. The amended agreement requires the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $24.0 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018.

As of March 31, 2016, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of March 31, 2016, the Company had a borrowing capacity of $4.9 million based on the Company’s collateralized assets, and cash and cash equivalents of $1.6 million for a total liquidity of $6.5 million.

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

There were no proceeds from the Controlled Equity Offering during the three months ended March 31, 2016. As of March 31, 2016, $13.8 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Offerings of Common Stock

On October 8, 2015 the Company announced the results of its previously announced offering of transferable subscription warrants (the “Warrants Offering) to holders of record of the Company’s common stock. Pursuant to the Warrants Offering, subscription warrants to purchase 267,256 shares of common stock were exercised, resulting in gross proceeds to the Company of $293,982.

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

On June 5, 2013 and on June 10, 2014, the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Each of these amendments increased the number of shares authorized for issuance under the Plan by one million shares. At March 31, 2016, the Company had 46,051 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2016, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $2.3 million, net of estimated forfeitures of approximately $0.7 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three month period ended March 31, 2016 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2015	706,494	$1.45 - $116.40	$9.34
Granted	—	—	—
Exercised	—	—	—
Forfeited	(11,377)	$1.74 - $36.20	$9.98

Outstanding, March 31, 2016	695,117	$1.45 - $116.40	$9.32

A summary of the restricted stock unit activity for the three month period ended March 31, 2016 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2015	752,008	$2.63
Granted	700,600	$0.78
Vested	(175,100)	$3.00
Forfeited	(6,232)	$2.73

Outstanding, March 31, 2016	1,271,276	$1.56

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2016:
Cash equivalents	$347,821	347,821	—	—

Total assets at fair value	$347,821	347,821	—	—

Liabilities at March 31, 2016:
Warrants issued May 2012	$237,650	—	—	237,650
Warrants issued August 2013	$525,186	—	—	525,186

Total liabilities at fair value:	$762,836	—	—	762,836

Assets at December 31, 2015:
Cash equivalents	$524,083	524,083	—	—

Total assets at fair value	$524,083	524,083	—	—

Liabilities at December 31, 2015:
Warrants issued May 2012	$143,681	—	—	143,681
Warrants issued August 2013	$650,449	—	—	650,449

Total liabilities at fair value:	$794,130	—	—	794,130

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $347,821 and $524,083 at March 31, 2016 and December 31, 2015, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the three month periods ended March 31, 2016, and March 31, 2015. There were no transfers in or out of Level 1 during the period ended March 31, 2016.

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

The remaining warrants from the May 2012 transaction expire in May 2018 and were revalued as of March 31, 2016 using the following assumptions: 1) volatility of 113.14%; 2) risk-free interest rate of 0.73%; and 3) a closing stock price of $1.10.

The remaining warrants from the August 2013 expire in November 2018 and were revalued as of March 31, 2016 using the following assumptions: 1) volatility of 110.74%; 2) risk-free interest rate of 0.87%; and 3) a closing stock price of $1.10.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three month period ended March 31, 2016:

	Warrants issued May 2012	Warrants issued August 2013	Total Liabilities
Balance at beginning of period	$143,681	$650,449	$794,130
Issues	—	—	—
Settlements	—	—	—
Revaluation	93,969	(125,263)	(31,294)

Balance at end of period	$237,650	$525,186	$762,836

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	March 31, 2016	December 31, 2015
Warranty accrual, beginning of the fiscal period	$316,835	$364,548
Accrual adjustment for product warranty	55,262	171,384
Payments made	(69,735)	(219,097)

Warranty accrual, end of the fiscal period	$302,362	$316,835

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

14. Subsequent Events

On May 2, 2016, Stereotaxis, Inc. (the “Company”) received a determination letter from the Nasdaq Hearings Panel (the “Panel”) granting the Company’s request for the continued listing of its common stock on The Nasdaq Capital Market (“Nasdaq”). The Company’s continued listing on Nasdaq is subject to, among other things, the Company evidencing compliance with the minimum $35 million market value of listed securities requirement (the “Market Cap Requirement”) by August 1, 2016. To satisfy the Market Cap Requirement, the Company must evidence a market value of listed securities of at least $35 million for a minimum of ten consecutive business days on or before August 1, 2016. The Company is taking definitive steps to timely comply with the terms of the Panel’s decision; however, there can be no assurance that it will be able to do so.

On May 10, 2016, Stereotaxis, Inc. (the “Company”) entered into an Eleventh Loan Modification Agreement (Domestic) with Silicon Valley Bank (the “Bank”) (“Modification Agreement”), further amending the terms of that certain Second Amended and Restated Loan and Security Agreement (Domestic) dated November 30, 2011, as amended (the “Amended Loan Agreement”), to modify the financial covenants under the Amended Loan Agreement by revising the tangible net worth covenant to require the Company to maintain a minimum tangible net worth of not less than (no worse than) negative $24,000,000 for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24,500,000 for the quarters ended December 31, 2017 and March 31, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results are not necessarily indicative of results that may occur in future periods.

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

We generate revenue from both the initial capital sale of the Niobe, Odyssey, and Vdrive systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company by Biosense Webster for the sale of co-developed catheters. We market our products to a broad base of hospitals in the United States and internationally. As of March 31, 2016, the Company has an installed base of 126 Niobe ES systems.

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

Since our inception, we have generated significant losses. As of March 31, 2016, we incurred cumulative net losses of approximately $468.2 million. In 2016, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses into 2016 as we continue the development and commercialization of our products, conduct our research and development activities and advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During 2016, we will continue to monitor operating expenses and make additional investment in certain targeted areas.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue. Revenue decreased from $9.5 million for the three months ended March 31, 2015 to $8.6 million for the three months ended March 31, 2016, a decrease of 9%. Revenue from the sale of systems decreased from $2.8 million to $2.1 million, a decrease of approximately 27%, primarily due to decreased Niobe and Vdrive system sales volumes. We recognized revenue on one Niobe system and a total of $0.9 million for Odyssey and Odyssey Cinema systems during the 2016 period. System revenue for the prior period included two Niobe systems, a total $0.5 million for Odyssey and Odyssey Cinema systems, and $0.3 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories decreased to $6.6 million for the three months ended March 31, 2016 from $6.7 million for the three months ended March 31, 2015, a decrease of approximately 2%.

Cost of Revenue. Cost of revenue decreased to $2.2 million for the three months ended March 31, 2016 from $2.6 million for the three months ended March 31, 2015. As a percentage of our total revenue, overall gross margin has increased to 75% for the three months ended March 31, 2016 from 72% for the three months ended March 31, 2015 due to a shift in mix from systems revenue to disposables, service and accessories revenue. Cost of revenue for systems sold decreased from $1.4 million for the three months ended March 31, 2015 to $1.1 million for the three months ended March 31, 2016. Gross margin for systems decreased to 48% for the three months ended March 31, 2016 from 51% for the three months ended March 31, 2015. This decrease was primarily due to a shift in product mix from Niobe systems to Odyssey systems. Cost of revenue for disposables, service and accessories decreased to $1.1 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015. Gross margin for disposables, service and accessories was 83% for the current quarter compared to 82% for the three months ended March 31, 2015.

Research and Development Expenses. Research and development expenses have remained relatively consistent with the three months ended March 31, 2015 at $1.5 million.

Sales and Marketing Expenses. Sales and marketing expenses decreased slightly from $4.0 million for the three months ended March 31, 2015 to $3.9 million for the three months ended March 31, 2016.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and routine training expenses. General and administrative expenses decreased from $2.8 million for the three months ended March 31, 2015 to $2.6 million for the three months ended March 31, 2016, a decrease of approximately 7%. This decrease was primarily driven by lower headcount costs and changes in foreign currency.

Other Income. Other income represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense has remained relatively consistent with the three months ended March 31, 2015 at $0.8 million.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At March 31, 2016 we had $1.6 million of cash and equivalents. We had a working capital deficit of $1.1 million and working capital of $1.0 million as of March 31, 2016 and December 31, 2015, respectively. The decrease in the working capital is due principally to the net losses incurred for the first three months of 2016.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flow used in operating activities	$(3,867)	$(3,289)
Cash flow used in investing activities	—	(52)
Cash flow provided by financing activities	(123)	509

Net cash used in operating activities. We used approximately $3.9 million and $3.3 million of cash for operating activities during the three months ended March 31, 2016 and 2015, respectively. The increase in cash used in operating activities was primarily driven by changes in working capital.

Net cash used in investing activities. There were no purchases of equipment for the three month period ended March, 31, 2016 and we used less than $0.1 million during the three month period ended March 31, 2015 for the purchase of equipment.

Net cash provided by financing activities. We used approximately $0.1 million of cash for the three month period ended March 31, 2016 compared to the $0.5 million generated for the three month period ended March 31, 2015. The increase in cash used for the period ended March 31, 2016 was driven by payments of deferred financing costs. The cash generated for the period ended March 31, 2015 was driven by proceeds from stock issued through the Controlled Equity Offering.

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

Capital Resources

As of March 31, 2016, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank, as well as the Healthcare Royalty Partners debt discussed in the following sections.

Revolving Line of Credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $10 million subject to the value of collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was amended on March 27, 2015, extending the maturity date to March 31, 2018 and on May 10, 2016, the Company and the primary lender agreed to modify certain financial covenants. The amended agreement requires the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $24.0 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018.

As of March 31, 2016, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of March 31, 2016 the Company had a borrowing capacity of $4.9 million based on the Company’s collateralized assets, and cash and cash equivalents of $1.6 million for a total liquidity of $6.5 million.

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

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of March 31, 2016.

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

There were no proceeds from the Controlled Equity Offering during the three months ended March 31, 2016. As of March 31, 2016, $13.8 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Offerings of Common Stock

On October 8, 2015 the Company announced the results of its previously announced offering of transferable subscription warrants (the “Warrants Offering) to holders of record of the Company’s common stock. Pursuant to the Warrants Offering, subscription warrants to purchase 267,256 shares of common stock were exercised, resulting in gross proceeds to the Company of $293,982.

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

ITEM 3.	[RESERVED]

None.

ITEM 4.	CONTROLS AND PROCEDURES

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

Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

None.

ITEM 5.	OTHER INFORMATION

On May 2, 2016, Stereotaxis, Inc. (the “Company”) received a determination letter from the Nasdaq Hearings Panel (the “Panel”) granting the Company’s request for the continued listing of its common stock on The Nasdaq Capital Market (“Nasdaq”). The Company’s continued listing on Nasdaq is subject to, among other things, the Company evidencing compliance with the minimum $35 million market value of listed securities requirement (the “Market Cap Requirement”) by August 1, 2016. To satisfy the Market Cap Requirement, the Company must evidence a market value of listed securities of at least $35 million for a minimum of ten consecutive business days on or before August 1, 2016. The Company is taking definitive steps to timely comply with the terms of the Panel’s decision; however, there can be no assurance that it will be able to do so.

On May 10, 2016, Stereotaxis, Inc. (the “Company”) entered into an Eleventh Loan Modification Agreement (Domestic) with Silicon Valley Bank (the “Bank”) (“Modification Agreement”), further amending the terms of that certain Second Amended and Restated Loan and Security Agreement (Domestic) dated November 30, 2011, as amended (the “Amended Loan Agreement”), to modify the financial covenants under the Amended Loan Agreement by revising the tangible net worth covenant to require the Company to maintain a minimum tangible net worth of not less than (no worse than) negative $24,000,000 for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24,500,000 for the quarters ended December 31, 2017 and March 31, 2018.

ITEM 6.	EXHIBITS

Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: May 11, 2016	By:	/s/ William C. Mills III
William C. Mills III, Chief Executive Officer

Date: May 11, 2016	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Eleventh Loan Modification Agreement (Domestic), dated May 10, 2016, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.