Form 10-Q
period 2016-06-30
Stereotaxis, Inc.
filed 2016-08-10
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on July 29, 2016 was 21,853,376.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,858,089	$5,593,582
Accounts receivable, net of allowance of $251,933 and $93,478 in 2016 and 2015, respectively	5,057,503	6,376,470
Inventories	5,334,687	4,504,282
Prepaid expenses and other current assets	569,825	668,659

Total current assets	14,820,104	17,142,993
Property and equipment, net	857,869	1,067,321
Intangible assets, net	536,229	635,889
Other assets	44,774	31,693

Total assets	$16,258,976	$18,877,896

Liabilities and stockholders’ deficit
Current liabilities:
Short-term debt	$3,000,000	$—
Accounts payable	2,427,697	1,840,135
Accrued liabilities	5,431,055	6,058,390
Deferred revenue	7,435,975	7,445,935
Warrants and debt conversion features	627,466	794,130

Total current liabilities	18,922,193	16,138,590
Long-term debt	18,114,408	18,080,159
Long-term deferred revenue	620,945	2,009,198
Other liabilities	270,296	275,603

Total liabilities	37,927,842	36,503,550
Stockholders’ deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, none outstanding at 2016 and 2015	—	—
Common stock, par value $0.001; 300,000,000 shares authorized, 21,846,095 and 21,551,173, shares issued at 2016 and 2015, respectively	21,846	21,551
Additional paid in capital	449,081,382	448,517,472
Treasury stock, 4,015 shares at 2016 and 2015	(205,999)	(205,999)
Accumulated deficit	(470,566,095)	(465,958,678)

Total stockholders’ deficit	(21,668,866)	(17,625,654)

Total liabilities and stockholders’ deficit	$16,258,976	$18,877,896

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Systems	$935,978	$3,092,935	$3,010,997	5,924,113
Disposables, service and accessories	6,938,645	6,571,315	13,511,632	13,271,163

Total revenue	7,874,623	9,664,250	16,522,629	19,195,276
Cost of revenue:
Systems	395,898	1,849,275	1,478,996	3,249,542
Disposables, service and accessories	699,173	1,093,988	1,796,888	2,324,359

Total cost of revenue	1,095,071	2,943,263	3,275,884	5,573,901
Gross margin	6,779,552	6,720,987	13,246,745	13,621,375
Operating expenses:
Research and development	1,421,380	1,419,826	2,894,465	2,905,533
Sales and marketing	4,211,706	4,250,779	8,105,819	8,285,150
General and administrative	2,786,046	2,772,708	5,372,838	5,567,297

Total operating expenses	8,419,132	8,443,313	16,373,122	16,757,980

Operating loss	(1,639,580)	(1,722,326)	(3,126,377)	(3,136,605)
Other income	135,370	999,169	166,664	106,792
Interest income	140	493	362	1,355
Interest expense	(829,046)	(816,023)	(1,648,066)	(1,645,810)

Net loss	$(2,333,116)	$(1,538,687)	$(4,607,417)	$(4,674,268)

Net loss per common share:
Basic	$(0.11)	$(0.07)	$(0.21)	$(0.22)
Diluted	$(0.11)	$(0.07)	$(0.21)	$(0.22)

Weighted average shares used in computing net loss per common share:
Basic	21,793,583	21,007,103	21,702,597	20,871,244
Diluted	21,793,583	21,007,103	21,702,597	20,871,244

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(4,607,417)	$(4,674,268)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	185,802	134,025
Amortization of intangibles	99,660	149,917
Amortization of deferred finance costs	108,850	111,018
Share-based compensation	566,975	637,246
Adjustment of warrants	(166,664)	(106,792)
Changes in operating assets and liabilities:
Accounts receivable	1,318,967	(969,414)
Inventories	(806,755)	609,088
Prepaid expenses and other current assets	147,942	244,527
Other assets	(13,081)	67,541
Accounts payable	587,562	(60,014)
Accrued liabilities	(627,335)	497,625
Deferred revenue	(1,398,213)	(435,029)
Other liabilities	(5,307)	(409,358)

Net cash used in operating activities	(4,609,014)	(4,203,888)
Cash flows from investing activities
Purchase of equipment	—	(52,410)

Net cash used in investing activities	—	(52,410)
Cash flows from financing activities
Payments of deferred financing costs	(100,000)	—
Proceeds from (payments of) revolving line of credit	3,000,000	—
Payments of Healthcare Royalty Partners debt	(23,709)	(80,328)
Proceeds from issuance of stock, net of issuance costs	(2,770)	695,598

Net cash provided by (used in) financing activities	2,873,521	615,270

Net increase (decrease) in cash and cash equivalents	(1,735,493)	(3,641,028)

Cash and cash equivalents at beginning of period	5,593,582	7,270,301

Cash and cash equivalents at end of period	$3,858,089	$3,629,273

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Epoch®, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, V-CAS Deflect™, QuikCAS™, Cardiodrive®, and Pegasus™ are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

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

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and software licenses. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion may be implemented upon purchase of the necessary components. As of June 30, 2016, the Company has an installed base of 129 Niobe ES systems.

The core components of Stereotaxis’ systems have received regulatory clearance in the United States, European Union, Canada, China, Japan and various other countries. We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and European Union. The V-CAS Deflect catheter advancement system has been CE Marked for sale in the European Union. We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Pegasus™ coronary peripheral guidewires in the United States and Europe.

Since our inception, we have generated significant losses. As of June 30, 2016, we have incurred cumulative net losses of approximately $470.6 million. In 2016, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2016 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During 2016, we will continue to monitor operating expenses and make additional investments in certain targeted areas.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or for future operating periods.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Numerator for basic EPS	$(2,333,116)	$(1,538,687)	$(4,607,417)	$(4,674,268)

Numerator for diluted EPS	$(2,333,116)	$(1,538,687)	$(4,607,417)	$(4,674,268)

Denominator:
Denominator for basic EPS—weighted average shares	21,793,583	21,007,103	21,702,597	20,871,244

Denominator for diluted EPS—weighted average shares	21,793,583	21,007,103	21,702,597	20,871,244

Basic EPS	$(0.11)	$(0.07)	$(0.21)	$(0.22)
Diluted EPS	$(0.11)	$(0.07)	$(0.21)	$(0.22)

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

As of June 30, 2016, the Company had 686,383 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $8.66 per share, 2,040,365 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $3.44 per share, and 1,212,496 shares of unvested restricted share units.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. To simplify the presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which adds the SEC staff’s guidance on the presentation of debt issuance costs associated with lines of credit to the Codification. The SEC staff stated it will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. The Standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 (January 1, 2016 for the Company), and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We have adopted this accounting standard update. The Company’s balance sheets as of June 30, 2016 and December 31, 2015 included $291,060 and $349,018, respectively, of deferred financing costs (excluding $75,068 and $25,960, respectively, related to line-of-credit arrangements) that were, under the new guidance, presented as a direct reduction to debt liabilities.

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

3. Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
Raw materials	$2,476,263	$2,065,676
Work in process	876,105	24,758
Finished goods	2,014,872	2,433,819
Reserve for obsolescence	(32,553)	(19,971)

Total inventory	$5,334,687	$4,504,282

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2016	December 31, 2015
Prepaid expenses	$293,484	$454,822
Deferred financing costs	75,068	25,960
Deposits	245,650	136,583
Deferred cost of revenue	397	82,987

Total prepaid expenses and other assets	614,599	700,352
Less: Noncurrent prepaid expenses and other assets	(44,774)	(31,693)

Total current prepaid expenses and other assets	$569,825	$668,659

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

5. Property and Equipment

Property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Equipment	$8,386,835	$8,496,636
Equipment held for lease	303,412	303,412
Leasehold improvements	2,320,368	2,320,368

	11,010,615	11,120,416
Less: Accumulated depreciation	(10,152,746)	(10,053,095)

Net property and equipment	$857,869	$1,067,321

6. Intangible Assets

As of June 30, 2016, the Company had total intangible assets of $3,221,069. Accumulated amortization at June 30, 2016, was $2,684,840.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2016	2015
Accrued salaries, bonus, and benefits	$2,652,318	$3,053,012
Accrued rent	1,159,038	1,361,379
Accrued licenses and maintenance fees	575,583	666,373
Accrued interest	494,067	494,703
Accrued warranties	258,450	316,835
Accrued taxes	313,379	324,226
Other	248,516	117,465

Total accrued liabilities	5,701,351	6,333,993
Less: Long term accrued liabilities	(270,296)	(275,603)

Total current accrued liabilities	$5,431,055	$6,058,390

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of June 30, 2016, the remaining accrued costs associated with the termination were $233,197.

In the fourth quarter of 2015, the Company entered a sublease agreement to sublease 3,152 square feet of the first floor office space through December 31, 2018. In July 2016, the Company and the subtenant mutually agreed to an early termination of the sublease, effective July 31, 2016.

8. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2016	2015
Product shipped, revenue deferred	$338,831	$366,388
Customer deposits	1,050,000	2,505,000
Deferred service and license fees	6,668,089	6,583,745

Total deferred revenue	8,056,920	9,455,133
Less: Long-term deferred revenue	(620,945)	(2,009,198)

Total current deferred revenue	$7,435,975	$7,445,935

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	June 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Revolving line of credit, due March 31, 2018	$3,000,000	$3,000,000	$—	$—
Healthcare Royalty Partners debt	18,114,408	18,405,468	18,080,159	18,429,177

Total debt	21,114,408	21,405,468	18,080,159	18,429,177
Less current maturities	(3,000,000)	(3,000,000)	—	—

Total long term debt	$18,114,408	$18,405,468	$18,080,159	$18,429,177

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of June 30, 2016 and December 31, 2015. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3).

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

Revolving Line of Credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $10.0 million subject to the value of collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was amended on March 27, 2015, extending the maturity date to March 31, 2018 and on May 10, 2016, the Company and the primary lender agreed to modify certain financial covenants. The amended agreement requires the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $24.0 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018.

As of June 30, 2016, the Company had $3.0 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of June 30, 2016, the Company had a borrowing capacity of $4.0 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company has the ability to borrow an additional $1.0 million under the revolving line of credit at June 30, 2016. The Company’s total liquidity as of June 30, 2016, was $4.9 million which included cash and cash equivalents of $3.9 million. The $3.0 million outstanding under the revolving line of credit was repaid shortly after June 30, 2016.

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

There were no proceeds from the Controlled Equity Offering during the three months ended June 30, 2016. As of June 30, 2016, $13.8 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement. Due to the Company’s transfer to the OTCQX® Best Market on August 4, 2016, the Company’s ability to generate proceeds from the sale of stock under the Controlled Equity Offering in the future may be limited or prohibited.

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

On June 5, 2013, June 10, 2014, and on May 24, 2016 the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under each of the amendments on June 5, 2013 and June 10, 2014, the number of shares authorized for issuance under the Plan was increased by one million shares. The amendment on May 24, 2016 increased the number of shares authorized for issuance under the Plan by 1.5 million shares. At June 30, 2016, the Company had 1,508,565 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2016, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $1.9 million, net of estimated forfeitures of approximately $0.9 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six month period ended June 30, 2016 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2015	706,494	$1.45 - $116.40	$9.34
Granted	1,000	$1.55	$1.55
Exercised	—	—	—
Forfeited	(21,111)	$1.74 - $99.00	$30.82

Outstanding, June 30, 2016	686,383	$1.45 - $116.40	$8.66

A summary of the restricted stock unit activity for the six month period ended June 30, 2016 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2015	752,008	$2.63
Granted	791,600	$0.84
Vested	(274,850)	$2.56
Forfeited	(56,262)	$1.49

Outstanding, June 30, 2016	1,212,496	$1.53

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2016:
Cash equivalents	$74,346	74,346	—	—

Total assets at fair value	$74,346	74,346	—	—

Liabilities at June 30, 2016:
Warrants issued May 2012	$209,156	—	—	209,156
Warrants issued August 2013	$418,310	—	—	418,310

Total liabilities at fair value:	$627,466	—	—	627,466

Assets at December 31, 2015:
Cash equivalents	$524,083	524,083	—	—

Total assets at fair value	$524,083	524,083	—	—

Liabilities at December 31, 2015:
Warrants issued May 2012	$143,681	—	—	143,681
Warrants issued August 2013	$650,449	—	—	650,449

Total liabilities at fair value:	$794,130	—	—	794,130

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $74,346 and $524,083 at June 30, 2016 and December 31, 2015, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the six month periods ended June 30, 2016, and June 30, 2015. There were no transfers in or out of Level 1 during the period ended June 30, 2016.

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

The remaining warrants from the May 2012 transaction expire in May 2018 and were revalued as of June 30, 2016 using the following assumptions: 1) volatility of 124.33%; 2) risk-free interest rate of 0.58%; and 3) a closing stock price of $0.98.

The remaining warrants from the August 2013 expire in November 2018 and were revalued as of June 30, 2016 using the following assumptions: 1) volatility of 113.17%; 2) risk-free interest rate of 0.58%; and 3) a closing stock price of $0.98.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six month period ended June 30, 2016:

	Warrants issued May 2012	Warrants issued August 2013	Total Liabilities
Balance at beginning of period	$143,681	$650,449	$794,130
Issues	—	—	—
Settlements	—	—	—
Revaluation	65,475	(232,139)	(166,664)

Balance at end of period	$209,156	$418,310	$627,466

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	June 30, 2016	December 31, 2015
Warranty accrual, beginning of the fiscal period	$316,835	$364,548
Accrual adjustment for product warranty	48,064	171,384
Payments made	(106,449)	(219,097)

Warranty accrual, end of the fiscal period	$258,450	$316,835

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

14. Subsequent Events

On August 2, 2016, Stereotaxis, Inc. (the “Company”) received a determination letter from the Nasdaq Hearings Panel (the “Panel”) notifying the Company that its common stock would be delisted from The Nasdaq Capital Market (“Nasdaq”) and that suspension of trading in the shares would be effective at the open of business on August 4, 2016. The determination letter also indicated that Nasdaq would complete the delisting by filing a Form 25 Notification of Delisting with the Securities Exchange Commission, after applicable appeal periods have lapsed. The Panel made the determination to delist the Company’s common stock because the Company did not demonstrate compliance with the minimum $35 million market value of listed securities requirement for a period of ten consecutive trading days by August 1, 2016, as required by a decision previously issued by the Panel on May 2, 2016. The Company’s shares of common stock commenced trading on the OTCQX® Best Market on August 4, 2016 under the Company’s current ticker symbol of “STXS.”

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

We generate revenue from both the initial capital sale of the Niobe, Odyssey, and Vdrive systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company by Biosense Webster for the sale of co-developed catheters. We market our products to a broad base of hospitals in the United States and internationally. As of June 30, 2016, the Company has an installed base of 129 Niobe ES systems.

The core components of Stereotaxis’ systems have received regulatory clearance in the United States, European Union, Canada, China, Japan, and elsewhere. We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and European Union. The V-CAS Deflect catheter advancement system has been CE Marked for sale in the European Union. We have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for us to market our suite of Pegasus™ coronary peripheral guidewires in the United States and Europe.

Since our inception, we have generated significant losses. As of June 30, 2016, we have incurred cumulative net losses of approximately $470.6 million. In 2016, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2016 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During 2016, we will continue to monitor operating expenses and make additional investments in certain targeted areas.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue. Revenue decreased from $9.7 million for the three months ended June 30, 2015 to $7.9 million for the three months ended June 30, 2016, a decrease of 19%. Revenue from the sale of systems decreased from $3.1 million to $0.9 million, a decrease of approximately 70%, primarily due to decreased system sales volumes across the Niobe, Odyssey, and Vdrive product lines. We recognized revenue of $0.3 million for Niobe system installations, $0.5 million for Odyssey and Odyssey Cinema systems, and $0.1 million for Vdrive system installations during the 2016 period. System revenue for the prior period included two Niobe systems, a total $1.0 million for Odyssey and Odyssey Cinema systems, and $0.2 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories increased to $6.9 million for the three months ended June 30, 2016 from $6.6 million for the three months ended June 30, 2015, an increase of approximately 6% primarily driven by increased disposable sales volumes.

Cost of Revenue. Cost of revenue decreased to $1.1 million for the three months ended June 30, 2016 from $2.9 million for the three months ended June 30, 2015. As a percentage of our total revenue, overall gross margin increased to 86% for the three months ended June 30, 2016 from 70% for the three months ended June 30, 2015 due to a shift in mix from systems revenue to disposables, service and accessories revenue. Cost of revenue for systems sold decreased from $1.8 million for the three months ended June 30, 2015 to $0.4 million for the three months ended June 30, 2016, driven by decreased system sales volumes across the Niobe, Odyssey, and Vdrive product lines. Gross margin for systems increased to 58% for the three months ended June 30, 2016 from 40% for the three months ended June 30, 2015 due to a change in product mix. Cost of revenue for disposables, service and accessories decreased to $0.7 million for the three months ended June 30, 2016 from $1.1 million for the three months ended June 30, 2015, due to lower expenses incurred under service contracts in the current year period. Gross margin for disposables, service and accessories was 90% for the current quarter compared to 83% for the three months ended June 30, 2015.

Research and Development Expenses. Research and development expenses have remained relatively consistent with the three months ended June 30, 2015 at $1.4 million.

Sales and Marketing Expenses. Sales and marketing expenses decreased slightly from $4.3 million for the three months ended June 30, 2015 to $4.2 million for the three months ended June 30, 2016.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and routine training expenses. General and administrative expenses have remained relatively consistent with the three months ended June 30, 2015 at $2.8 million.

Other Income. Other income represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense has remained relatively consistent with the three months ended June 30, 2015 at $0.8 million.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue. Revenue decreased from $19.2 million for the six months ended June 30, 2015 to $16.5 million for the six months ended June 30, 2016, a decrease of approximately 14%. Revenue from the sale of systems decreased from $5.9 million to $3.0 million, a decrease of approximately 49%, primarily due to decreased sales volumes across the Niobe, Odyssey, and Vdrive product lines. We recognized revenue on one Niobe system, a total of $1.4 million on Odyssey and Odyssey Cinema systems, and a total of $0.1 million on Vdrive system installations during the 2016 period. System revenue for the prior year period included four Niobe systems, a total of $1.5 million on Odyssey and Odyssey systems, and $0.5 million for Vdrive systems during the 2015 period. Revenue from sales of disposable interventional devices, service and accessories increased to $13.5 million for the six months ended June 30, 2016 from $13.3 million for the six months ended June 30, 2015, an increase of approximately 2% due to higher service revenue in the current year.

Cost of Revenue. Cost of revenue decreased from $5.6 million for the six months ended June 30, 2015 to $3.3 million for the six months ended June 30, 2016, a decrease of approximately 41%. As a percentage of our total revenue, overall gross margin increased to 80% for the six months ended June 30, 2016 compared to 71% during the same six month period of the prior year due to a shift in mix from system revenue to disposable, service and accessory revenue. Cost of revenue for systems sold decreased from $3.2 million for the six months ended June 30, 2015 to $1.5 million for the six months ended June 30, 2016, an decrease of approximately 54%, primarily due to decreased system sales volumes across Niobe, Odyssey, and Vdrive product lines. Gross margin for systems increased from 45% for the six months ended June 30, 2015 to 51% for the six months ended June 30, 2016. Cost of revenue for disposables, service and accessories decreased to $1.8 million during the 2016 period from $2.3 million during the 2015 period, resulting in an increase in gross margin to 87% from 82% between these periods driven by lower expenses incurred under service contracts in the current year period.

Research and Development Expenses. Research and development expenses have remained relatively consistent with the six months ended June 30, 2015 at $2.9 million.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $8.3 million for the six months ended June 30, 2015 to $8.1 million for the six months ended June 30, 2016, a decrease of approximately 2%. This decrease was due to decreased headcount expenses and third party commissions in the current year period.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $5.4 million for the six months ended June 30, 2016 from $5.6 million for the six months ended June 30, 2015, a decrease of 3%. This decrease was primarily driven by lower headcount costs and changes in foreign currency.

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

Interest Expense. Interest expense remained relatively consistent with the six months ended June 30, 2015 at $1.6 million.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At June 30, 2016 we had $3.9 million of cash and equivalents. We had a working capital deficit of $4.1 million and working capital of $1.0 million as of June 30, 2016 and December 31, 2015, respectively. The decrease in the working capital is due principally to the net losses incurred for the first six months of 2016.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flow used in operating activities	$(4,609)	$(4,204)
Cash flow used in investing activities	—	(52)
Cash flow provided by financing activities	2,874	615

Net cash used in operating activities. We used approximately $4.6 million and $4.2 million of cash for operating activities during the six months ended June 30, 2016 and 2015, respectively. The increase in cash used in operating activities was primarily driven by changes in working capital.

Net cash used in investing activities. There were no purchases of equipment for the six month period ended June 30, 2016 and we used less than $0.1 million during the six month period ended June 30, 2015 for the purchase of equipment.

Net cash provided by financing activities. We generated approximately $2.9 million of cash for the six month period ended June 30, 2016 compared to $0.6 million generated for the six month period ended June 30, 2015. The increase in cash generated for the period ended June 30, 2016 was driven by borrowings against our revolving line of credit. The cash generated for the period ended June 30, 2015 was driven by proceeds from stock issued through the Controlled Equity Offering.

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

Capital Resources

As of June 30, 2016, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank, as well as the Healthcare Royalty Partners debt discussed in the following sections.

Revolving Line of Credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $10.0 million subject to the value of collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was amended on March 27, 2015, extending the maturity date to March 31, 2018 and on May 10, 2016, the Company and the primary lender agreed to modify certain financial covenants. The amended agreement requires the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $24.0 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018.

As of June 30, 2016, the Company had $3.0 million outstanding under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of June 30, 2016, the Company had a borrowing capacity of $4.0 million based on the Company’s collateralized assets, including amounts already drawn. As such, the Company has the ability to borrow an additional $1.0 million under the revolving line of credit at June 30, 2016. The Company’s total liquidity as of June 30, 2016, was $4.9 million which included cash and cash equivalents of $3.9 million. The $3.0 million outstanding under the revolving line of credit was repaid shortly after June 30, 2016.

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

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of June 30, 2016.

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

There were no proceeds from the Controlled Equity Offering during the three months ended June 30, 2016. As of June 30, 2016, $13.8 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement. Due to the Company’s transfer to the OTCQX® Best Market on August 4, 2016, the Company’s ability to generate proceeds from the sale of stock under the Controlled Equity Offering in the future may be limited or prohibited.

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

On August 4, 2016, trading in our common stock on The Nasdaq Capital Market was suspended as a result of a determination from Nasdaq to delist our common stock. On August 4, 2016, shares of our common stock commenced trading on the OTCQX® Best Market. Trading of our shares on the over-the-counter markets could negatively impact the liquidity of our common stock and our ability to access the capital markets, which could impair the value of your investment.

On August 2, 2016, we received a determination letter from the Nasdaq Hearings Panel (the “Panel”) notifying us that our common stock would be delisted from The Nasdaq Capital Market (“Nasdaq”) and that suspension of trading in the shares would be effective at the open of business on August 4, 2016. The determination letter also indicated that Nasdaq would complete the delisting by filing a Form 25 Notification of Delisting with the Securities Exchange Commission, after applicable appeal periods have lapsed. The Panel made the determination to delist our common stock because we did not demonstrate compliance with the minimum $35 million market value of listed securities requirement for a period of ten consecutive trading days by August 1, 2016, as required by a decision previously issued by the Panel on May 2, 2016. Our shares of common stock commenced trading on the OTCQX® Best Market on August 4, 2016 under the Company’s existing ticker symbol of “STXS.”

The delisting of our common stock from The Nasdaq Capital Market could have negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of investor interest and fewer business development opportunities. The trading of our common stock on the over-the-counter market, including the OTCQX, may adversely affect the market liquidity of our common stock, limit or prohibit the use of our Controlled Equity Offering program, limit our ability to issue additional securities (including pursuant to registration statements on Form S-3) and adversely affect our ability to obtain financing for the continuation of our operations, which could harm our business or cause us to cease operations.

Furthermore, we can provide no assurance that our common stock will continue to trade on the OTCQX® Best Market in the future, whether broker-dealers will continue to agree to provide public quotes of our common stock on this market, or whether the trading volume of our common stock will be sufficient to provide for an efficient trading market. Any such developments could impair the value of your investment.

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

STEREOTAXIS, INC. (Registrant)

Date: August 10, 2016	By:	/s/ William C. Mills III
William C. Mills III, Chief Executive Officer

Date: August 10, 2016	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Eleventh Loan Modification Agreement (Domestic), dated May 10, 2016, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (file No. 001-36159) for the fiscal quarter ended March 31, 2016.

10.2	Amended and restated Stereotaxis, Inc. Stock Incentive Plan, as adopted February 9, 2016, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.