Form 10-Q
period 2016-09-30
Stereotaxis, Inc.
filed 2016-11-10
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on October 31, 2016 was 21,904,128.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,244,783	$5,593,582
Accounts receivable, net of allowance of $281,371 and $93,478 in 2016 and 2015, respectively	4,882,354	6,376,470
Inventories	5,400,015	4,504,282
Prepaid expenses and other current assets	774,427	668,659

Total current assets	20,301,579	17,142,993
Property and equipment, net	767,053	1,067,321
Intangible assets, net	486,399	635,889
Other assets	42,975	31,693

Total assets	$21,598,006	$18,877,896

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,858,812	$1,840,135
Accrued liabilities	5,223,591	6,058,390
Deferred revenue	6,445,352	7,445,935
Warrants	27,522,147	794,130

Total current liabilities	42,049,902	16,138,590
Long-term debt	—	18,080,159
Long-term deferred revenue	622,531	2,009,198
Other liabilities	388,213	275,603

Total liabilities	43,060,646	36,503,550
Preferred stock:
Preferred stock, par value $0.001; 10,000,000 shares authorized, 24,000 shares and zero shares outstanding at 2016 and 2015, respectively	6,137,476	—
Stockholders’ deficit:
Common stock, par value $0.001; 300,000,000 shares authorized, 21,895,206 and 21,551,173, shares issued at 2016 and 2015, respectively	21,895	21,551
Additional paid in capital	449,363,321	448,517,472
Treasury stock, 4,015 shares at 2016 and 2015	(205,999)	(205,999)
Accumulated deficit	(476,779,333)	(465,958,678)

Total stockholders’ deficit	(27,600,116)	(17,625,654)

Total liabilities and stockholders’ deficit	$21,598,006	$18,877,896

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Systems	$1,954,859	$2,298,608	$4,965,855	$8,222,722
Disposables, service and accessories	6,378,608	6,976,006	19,890,240	20,247,169

Total revenue	8,333,467	9,274,614	24,856,095	28,469,891
Cost of revenue:
Systems	1,245,330	1,286,849	2,724,326	4,536,391
Disposables, service and accessories	1,008,662	1,159,547	2,805,550	3,483,906

Total cost of revenue	2,253,992	2,446,396	5,529,876	8,020,297
Gross margin	6,079,475	6,828,218	19,326,219	20,449,594
Operating expenses:
Research and development	1,295,130	1,494,201	4,189,596	4,399,734
Sales and marketing	3,396,989	3,691,805	11,502,808	11,976,955
General and administrative	2,561,513	2,549,690	7,934,350	8,116,989

Total operating expenses	7,253,632	7,735,696	23,626,754	24,493,678

Operating loss	(1,174,157)	(907,478)	(4,300,535)	(4,044,084)
Other income (expense)	(9,852,514)	725,356	(9,685,850)	832,148
Interest income	—	267	362	1,622
Interest expense	(818,738)	(815,071)	(2,466,803)	(2,460,881)
Gain on extinguishment of debt	5,632,171	—	5,632,171	—

Net loss	$(6,213,238)	$(996,926)	$(10,820,655)	$(5,671,195)
Deemed dividend on preferred stock	(6,137,476)	—	(6,137,476)	—

Net loss available to common stockholders	$(12,350,714)	$(996,926)	$(16,958,131)	$(5,671,195)

Net loss per common share:
Basic	$(0.56)	$(0.05)	$(0.78)	$(0.27)
Diluted	$(0.56)	$(0.05)	$(0.78)	$(0.27)

Weighted average shares used in computing net loss per common share:
Basic	21,869,177	21,142,795	21,758,529	20,965,012
Diluted	21,869,177	21,142,795	21,758,529	20,965,012

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(10,820,655)	$(5,671,195)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	276,618	223,430
Amortization of intangibles	149,490	224,875
Amortization of deferred finance costs	163,034	166,850
Share-based compensation	822,785	887,087
Gain on debt extinguishment	(5,632,171)	—
Noncash interest	485,857	—
Adjustment of warrants	9,685,850	(832,148)
Changes in operating assets and liabilities:
Accounts receivable	1,494,116	(118,168)
Inventories	(872,083)	893,745
Prepaid expenses and other current assets	(81,867)	167,242
Other assets	(11,282)	93,950
Accounts payable	1,018,677	(30,047)
Accrued liabilities	(834,799)	537,375
Deferred revenue	(2,387,250)	(374,441)
Other liabilities	112,610	(409,339)

Net cash used in operating activities	(6,431,070)	(4,240,784)
Cash flows from investing activities
Purchase of equipment	—	(59,768)

Net cash used in investing activities	—	(59,768)
Cash flows from financing activities
Payments of deferred financing costs	(100,000)	—
Proceeds from revolving line of credit	7,650,000	—
Payments of revolving line of credit	(7,650,000)	—
Proceeds from (payments of) Healthcare Royalty Partners debt	(13,020,780)	(105,272)
Proceeds from (payments of) issuance of stock, net of issuance costs	23,203,051	753,992

Net cash provided by (used in) financing activities	10,082,271	648,720

Net increase (decrease) in cash and cash equivalents	3,651,201	(3,651,832)

Cash and cash equivalents at beginning of period	5,593,582	7,270,301

Cash and cash equivalents at end of period	$9,244,783	$3,618,469

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

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and software licenses. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion may be implemented upon purchase of the necessary components. As of September 30, 2016, the Company has an installed base of 129 Niobe ES systems.

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

Since our inception, we have generated significant losses. As of September 30, 2016, we have incurred cumulative net losses of approximately $476.8 million. In 2016, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2016 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During the remainder of 2016, we will continue to monitor operating expenses and make additional investments in certain targeted areas.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or for future operating periods.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(6,213,238)	$(996,926)	$(10,820,655)	$(5,671,195)
Deemed dividend on preferred stock	(6,137,476)	—	(6,137,476)	—

Net loss available to common stockholders	$(12,350,714)	$(996,926)	$(16,958,131)	$(5,671,195)

Weighted average shares used to compute basic and diluted net loss per share	21,869,177	21,142,795	21,758,529	20,965,012
Basic and diluted net loss per share	$(0.56)	$(0.05)	$(0.78)	$(0.27)

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

As of September 30, 2016, the Company had 683,855 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $8.67 per share, 38,963,443 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.84 per share, and 1,205,871 shares of unvested restricted share units.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Company) and interim periods within those fiscal years, with earlier application permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. To simplify the presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which adds the SEC staff’s guidance on the presentation of debt issuance costs associated with lines of credit to the Codification. The SEC staff stated it will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. The Standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 (January 1, 2016 for the Company), and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. We have adopted this accounting standard update. The Company’s balance sheet as of December 31, 2015 included $349,018 of deferred financing costs that were, under the new guidance, presented as a direct reduction to debt liabilities. In September 2016, the company extinguished the remainder of the debt upon an agreement entered into with Healthcare Royalty Partners. See Note 9 for additional details.

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

3. Inventories

Inventories consist of the following:

	September 30, 2016	December 31, 2015
Raw materials	$2,526,153	$2,065,676
Work in process	679,114	24,758
Finished goods	2,230,922	2,433,819
Reserve for obsolescence	(36,174)	(19,971)

Total inventory	$5,400,015	$4,504,282

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2016	December 31, 2015
Prepaid expenses	$460,606	$454,822
Deferred financing costs	89,863	25,960
Deposits	266,933	136,583
Deferred cost of revenue	—	82,987

Total prepaid expenses and other assets	817,402	700,352
Less: Noncurrent prepaid expenses and other assets	(42,975)	(31,693)

Total current prepaid expenses and other assets	$774,427	$668,659

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

5. Property and Equipment

Property and equipment consist of the following:

	September 30, 2016	December 31, 2015
Equipment	$8,386,835	$8,496,636
Equipment held for lease	303,412	303,412
Leasehold improvements	2,320,368	2,320,368

	11,010,615	11,120,416
Less: Accumulated depreciation	(10,243,562)	(10,053,095)

Net property and equipment	$767,053	$1,067,321

6. Intangible Assets

As of September 30, 2016, the Company had total intangible assets of $3,221,069. Accumulated amortization at September 30, 2016, was $2,734,670.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2016	2015
Accrued salaries, bonus, and benefits	$2,867,006	$3,053,012
Accrued rent	1,199,018	1,361,379
Accrued licenses and maintenance fees	586,304	666,373
Accrued interest	—	494,703
Accrued warranties	247,648	316,835
Accrued taxes	318,950	324,226
Accrued professional services	183,948	27,140
Other	208,930	90,325

Total accrued liabilities	5,611,804	6,333,993
Less: Long term accrued liabilities	(388,213)	(275,603)

Total current accrued liabilities	$5,223,591	$6,058,390

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of September 30, 2016, the remaining accrued costs associated with the termination were $207,399.

In the fourth quarter of 2015, the Company entered an agreement to sublease 3,152 square feet of the first floor office space through December 31, 2018. In July 2016, the Company and the subtenant mutually agreed to an early termination of the sublease, effective July 31, 2016.

In August 2016 the Company entered into an agreement to sublease approximately 11,000 square feet of office space through December 31, 2018. The costs associated with the sublease were $40,972 and were accrued as a rent liability as of August 31, 2016. As of September 30, 2016, the remaining accrued costs associated with the termination were $36,094. As part of the sublease agreement, the Company will sublease an additional 16,000 square feet beginning in January 2017.

8. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2016	2015
Product shipped, revenue deferred	$549,690	$366,388
Customer deposits	—	2,505,000
Deferred service and license fees	6,518,193	6,583,745

Total deferred revenue	7,067,883	9,455,133
Less: Long-term deferred revenue	(622,531)	(2,009,198)

Total current deferred revenue	$6,445,352	$7,445,935

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	September 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Healthcare Royalty Partners debt	$—	$—	$18,080,159	$18,429,177

Total debt	—	—	18,080,159	18,429,177
Less current maturities	—	—	—	—

Total long term debt	$—	$—	$18,080,159	$18,429,177

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of September 30, 2016 and December 31, 2015. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3).

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

As of September 30, 2016, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2016, the Company had a borrowing capacity of $4.0 million based on the Company’s collateralized assets. The Company’s total liquidity as of September 30, 2016, was $13.2 million which included cash and cash equivalents of $9.2 million.

Healthcare Royalty Partners Debt

In November 2011, the Company entered into a loan agreement with Healthcare Royalty Partners. Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe ES system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe ES system sales for the nine months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe ES system sales for the twelve months ended December 31, 2012. The loan was to be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. (the “Biosense Agreement”). The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe ES system in cardiac ablation procedures. Under the terms of the agreement, Healthcare Royalty Partners was entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan was repaid. The loan was a full recourse loan, scheduled to mature on December 31, 2018, and included interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement were insufficient to pay all amounts of interest due on the loan, then such deficiency would have increased the outstanding principal amount on the loan. The loan was also secured by certain assets and intellectual property of the Company. The agreement also contained customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender.

In September 2016, the Company extinguished the remainder of the debt of $18.1 million, net of deferred financing costs of approximately $0.3 million, as well as accrued interest of $0.5 million for $13.0 million based upon an agreement entered into with Healthcare Royalty Partners. After the loan obligation was repaid, the royalties under the Biosense Agreement will again be paid to the Company. As a result of the debt extinguishment, the company recognized a net gain of $5.6 million.

10. Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. Since the Company’s inception, no dividends have been declared or paid.

Preferred Stock and Warrants

On September 26, 2016, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors whereby it agreed to sell, for an aggregate purchase price of $24.0 million, (i) an aggregate of 24,000 shares of Series A Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share which are convertible into shares of the Company’s common stock and (ii) warrants to purchase an aggregate of 36,923,078 shares of common stock. The transaction closed on September 29, 2016.

The Company received net proceeds from the sale of the preferred stock and warrants of $23.2 million, after offering expenses. The Company used $13.0 million of the funds to satisfy in full all amounts outstanding under the Loan Agreement with Healthcare Royalty Partners, as noted above, and anticipates using the remaining proceeds for general corporate purposes.

The designations, preferences, powers and rights of the preferred shares are set forth in a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (“Certificate of Designations”) filed with the Delaware Secretary of State. The preferred shares are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The preferred shares bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the preferred shares. Instead the value of the accrued dividends is added to the liquidation preference of the preferred shares and will increase the number of shares of common stock issuable upon conversion. Each preferred share is convertible at the option of the holder from and after the date of issuance with no expiration date, at an initial conversion price of $0.65 per share, subject to adjustment in the event of stock splits, dividends, mergers, sales of all or substantially all of our assets or similar transactions, subject to specified beneficial ownership issuance limitations. Each holder of preferred shares has the right to require us to redeem such holder’s preferred shares upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the preferred shares in the event of a change of control as defined in the Certificate of Designations.

The preferred shares rank senior to our common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company. No such distributions or payments upon the liquidation, dissolution and winding up of the Company may be made to the holders of common stock unless and until the holders of preferred shares have received the stated value of $1,000 per share plus any accrued and unpaid dividends. Until all preferred shares have been converted or redeemed, no dividends may be paid on the common stock without the express written consent of the holders of a majority of the outstanding preferred shares. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock, the holders of preferred shares are entitled to participate in such dividend or distribution on an as-converted basis.

On the date of the issuance, the fair value of the common stock was greater than the allocated proceeds received for the Series A convertible preferred stock. As such, the Company accounted for the beneficial conversion feature under ASC 470-20, Debt with Conversion and Other Options. The Company recorded a deemed dividend charge of $6.1 million for the accretion of a discount on the Series A convertible preferred stock. The deemed dividend was a non-cash transaction and is reflected below net loss to arrive at net loss available to common stockholders. Since the convertible preferred shares are subject to conditions for redemption that are outside the Company’s control, the preferred shares are presently reported in the mezzanine section of the balance sheet.

The warrants issued in conjunction with the preferred stock have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. The warrants may be exercised by any holder on a cashless basis if, at any time after the date that is 180 days after the closing, the registration statement required by the Registration Rights Agreement described below is not effective and available for resale of all of the shares of common stock issuable upon exercise of such holder’s warrants. Due to the fact that the warrants are puttable upon the occurrence of certain events outside of the Company’s control, the warrants qualify as liabilities under ASC 480-10. The calculated fair value of the warrants is classified as a liability and is periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations. See Note 11 for additional details.

Listing Transfer to OTCQX® Best Market

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

There were no proceeds from the Controlled Equity Offering during the three months ended September 30, 2016. As of September 30, 2016, $13.8 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement. Due to the Company’s transfer to the OTCQX® Best Market on August 4, 2016, the Company’s ability to generate proceeds from the sale of stock under the Controlled Equity Offering in the future may be limited or prohibited.

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

On June 5, 2013, June 10, 2014, and on May 24, 2016 the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under each of the amendments on June 5, 2013 and June 10, 2014, the number of shares authorized for issuance under the Plan was increased by one million shares. The amendment on May 24, 2016 increased the number of shares authorized for issuance under the Plan by 1.5 million shares. At September 30, 2016, the Company had 1,477,178 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2016, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $1.7 million, net of estimated forfeitures of approximately $0.8 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in estimated forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine month period ended September 30, 2016 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2015	706,494	$1.45 - $116.40	$9.34
Granted	1,000	$1.55	$1.55
Exercised	—	—	—
Forfeited	(23,639)	$1.74 - $99.00	$28.35

Outstanding, September 30, 2016	683,855	$1.45 - $116.40	$8.67

A summary of the restricted stock unit activity for the nine month period ended September 30, 2016 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2015	752,008	$2.63
Granted	854,600	$0.85
Vested	(315,040)	$2.45
Forfeited	(85,697)	$1.47

Outstanding, September 30, 2016	1,205,871	$1.50

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2016:
Cash equivalents	$22,220	22,220	—	—

Total assets at fair value	$22,220	22,220	—	—

Liabilities at September 30, 2016:
Warrants issued May 2012	$118,219	—	—	118,219
Warrants issued August 2013	265,466	—	—	265,466
Warrants issued September 2016	27,138,462	—	—	27,138,462

Total liabilities at fair value:	$27,522,147	—	—	27,522,147

Assets at December 31, 2015:
Cash equivalents	$524,083	524,083	—	—

Total assets at fair value	$524,083	524,083	—	—

Liabilities at December 31, 2015:
Warrants issued May 2012	$143,681	—	—	143,681
Warrants issued August 2013	650,449	—	—	650,449

Total liabilities at fair value:	$794,130	—	—	794,130

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $22,220 and $524,083 at September 30, 2016 and December 31, 2015, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the nine month periods ended September 30, 2016, and September 30, 2015. There were no transfers in or out of Level 1 during the period ended September 30, 2016.

Level 2

The Company does not have any financial assets or liabilities classified as Level 2.

Level 3

In conjunction with the Company’s May 2012, August 2013 and September 2016 financing transactions, the Company issued warrants to purchase shares of the Company’s common stock. Due to the provisions included in the warrant agreements, the warrants did not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations.

The remaining warrants from the May 2012 transaction expire in May 2018 and were revalued as of September 30, 2016 using the following assumptions: 1) volatility of 112.61%; 2) risk-free interest rate of 0.77%; and 3) a closing stock price of $0.87.

The remaining warrants from the August 2013 expire in November 2018 and were revalued as of September 30, 2016 using the following assumptions: 1) volatility of 105.32%; 2) risk-free interest rate of 0.77%; and 3) a closing stock price of $0.87.

The initial valuation of the September 2016 warrants were valued as of September 26, 2016 using the following assumptions: 1) volatility of 119.94%; 2) risk-free interest rate of 1.13%; and 3) a closing stock price of $0.59.

The September 2016 warrants expire in September 2021 and were revalued as of September 30, 2016 using the following assumptions: 1) volatility of 120.43%; 2) risk-free interest rate of 1.14%; and 3) a closing stock price of $0.87.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine month period ended September 30, 2016:

	Warrants issued May 2012	Warrants issued August 2013	Warrants issued September 2016	Total Liabilities
Balance at beginning of period	$143,681	$650,449	$—	$794,130
Issues	—	—	17,649,231	17,649,231
Settlements	—	—	—	—
Revaluation	(25,462)	(384,983)	9,489,231	9,078,786

Balance at end of period	$118,219	$265,466	$27,138,462	$27,522,147

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	September 30, 2016	December 31, 2015
Warranty accrual, beginning of the fiscal period	$316,835	$364,548
Accrual adjustment for product warranty	69,950	171,384
Payments made	(139,137)	(219,097)

Warranty accrual, end of the fiscal period	$247,648	$316,835

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

We generate revenue from both the initial capital sale of the Niobe, Odyssey, and Vdrive systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company by Biosense Webster for the sale of co-developed catheters. We market our products to a broad base of hospitals in the United States and internationally. As of September 30, 2016, the Company has an installed base of 129 Niobe ES systems.

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

Since our inception, we have generated significant losses. As of September 30, 2016, we have incurred cumulative net losses of approximately $476.8 million. In 2016, the Company plans to continue developing the Niobe ES system with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2016 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During the remainder of 2016, we will continue to monitor operating expenses and make additional investments in certain targeted areas.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue. Revenue decreased from $9.3 million for the three months ended September 30, 2015 to $8.3 million for the three months ended September 30, 2016, a decrease of 10%. Revenue from the sale of systems decreased from $2.3 million to $2.0 million, a decrease of approximately 15%, primarily due to decreased Niobe system sales volumes. We recognized revenue on one Niobe system and a total of $0.7 million for Odyssey and Odyssey Cinema systems during the 2016 period. System revenue for the prior period included two Niobe systems, a total $0.5 million for Odyssey and Odyssey Cinema systems, and $0.1 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories decreased to $6.4 million for the three months ended September 30, 2016 from $7.0 million for the three months ended September 30, 2015, a decrease of approximately 9% primarily driven by decreased one-time service billings in the current year period.

Cost of Revenue. Cost of revenue decreased to $2.3 million for the three months ended September 30, 2016 from $2.4 million for the three months ended September 30, 2015. As a percentage of our total revenue, overall gross margin decreased to 73% for the three months ended September 30, 2016 from 74% for the three months ended September 30, 2015. Cost of revenue for systems sold decreased from $1.3 million for the three months ended September 30, 2015 to $1.2 million for the three months ended September 30, 2016. Gross margin for systems decreased to 36% for the three months ended September 30, 2016 from 44% for the three months ended September 30, 2015 due to a change in product mix. Cost of revenue for disposables, service, and accessories decreased to $1.0 million for the three months ended September 30, 2016 from $1.2 million for the three months ended September 30, 2015, due to lower expenses incurred under service contracts in the current year period. Gross margin for disposables, service, and accessories was 84% for the current quarter compared to 83% for the three months ended September 30, 2015.

Research and Development Expenses. Research and development expenses decreased from $1.5 million for the three months ended September 30, 2015 to $1.3 million for the three months ended September 30, 2016, a decrease of approximately 13%. This decrease was primarily due to lower headcount costs and timing of project based expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.7 million for the three months ended September 30, 2015 to $3.4 million for the three months ended September 30, 2016, a decrease of approximately 8%. This decrease was primarily due to lower headcount costs and consulting expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and routine training expenses. General and administrative expenses remained relatively unchanged at $2.5 million for the three months ended September 30, 2015 and $2.6 million for the three months ended September 30, 2016.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense has remained relatively consistent with the three months ended September 30, 2015 at $0.8 million.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue. Revenue decreased from $28.5 million for the nine months ended September 30, 2015 to $24.9 million for the nine months ended September 30, 2016, a decrease of approximately 13%. Revenue from the sale of systems decreased from $8.2 million to $5.0 million, a decrease of approximately 40%, primarily due to decreased sales volumes across the Niobe and Vdrive product lines. We recognized revenue on two Niobe systems, a total of $2.1 million on Odyssey and Odyssey Cinema systems, and a total of $0.1 million on Vdrive systems during the 2016 period. System revenue for the prior year period included six Niobe systems, a total of $2.0 million on Odyssey and Odyssey family products, and $0.5 million for Vdrive systems. Revenue from sales of disposable interventional devices, service, and accessories decreased to $19.9 million for the nine months ended September 30, 2016 from $20.2 million for the nine months ended September 30, 2015, a decrease of approximately 2% due to lower time and material billings in the current year.

Cost of Revenue. Cost of revenue decreased from $8.0 million for the nine months ended September 30, 2015 to $5.5 million for the nine months ended September 30, 2016, a decrease of approximately 31%. As a percentage of our total revenue, overall gross margin increased to 78% for the nine months ended September 30, 2016 compared to 72% during the same nine month period of the prior year due to a shift in mix from system revenue to disposable, service, and accessory revenue. Cost of revenue for systems sold decreased from $4.5 million for the nine months ended September 30, 2015 to $2.7 million for the nine months ended September 30, 2016, a decrease of approximately 40%, primarily due to decreased system sales volumes across Niobe and Vdrive product lines. Gross margin for systems remained relatively consistent with the nine months ended September 30, 2015 at approximately 45%. Cost of revenue for disposables, service, and accessories decreased to $2.8 million during the 2016 period from $3.5 million during the 2015 period, resulting in an increase in gross margin to 86% from 83% between these periods driven by lower expenses incurred under service contracts in the current year period.

Research and Development Expenses. Research and development expenses decreased from $4.4 million for the nine months ended September 30, 2015 to $4.2 million for the nine months ended September 30, 2016, a decrease of approximately 5%. This decrease was primarily driven by lower headcount costs, and timing of project based expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $12.0 million for the nine months ended September 30, 2015 to $11.5 million for the nine months ended September 30, 2016, a decrease of approximately 4%. This decrease was due to lower headcount costs, third party commissions, and consulting expenses in the current year period.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management, and training expenses. General and administrative expenses decreased from $8.1 million for the nine months ended September 30, 2015 to $7.9 million for the nine months ended September 30, 2016, a decrease of approximately 2%. This decrease was primarily driven by lower headcount costs, changes in foreign currency, and sales tax expense, offset slightly by increased consulting and bad debt expenses.

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

Interest Expense. Interest expense remained relatively consistent with the nine months ended September 30, 2015 at $2.5 million.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At September 30, 2016 we had $9.2 million of cash and equivalents. We had a working capital deficit of $21.7 million and working capital of $1.0 million as of September 30, 2016 and December 31, 2015, respectively. The increase in the working capital deficit is due principally to the accounting for the warrants as part of the September 2016 financing transaction, as well as net losses incurred for the first nine months of 2016.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash flow used in operating activities	$(6,431)	$(4,241)
Cash flow used in investing activities	—	(60)
Cash flow provided by financing activities	10,082	649

Net cash used in operating activities. We used approximately $6.4 million and $4.2 million of cash for operating activities during the nine months ended September 30, 2016 and 2015, respectively. The increase in cash used in operating activities was primarily driven by changes in working capital.

Net cash used in investing activities. There were no purchases of equipment for the nine month period ended September 30, 2016 and we used less than $0.1 million during the nine month period ended September 30, 2015 for the purchase of equipment.

Net cash provided by financing activities. We generated approximately $10.1 million of cash for the nine month period ended September 30, 2016 compared to $0.6 million generated for the nine month period ended September 30, 2015. The increase in cash generated for the period ended September 30, 2016 was driven by the proceeds from our September 29, 2016 preferred stock issuance net of issuance costs and the payoff of the Healthcare Royalty Partners debt. The cash generated for the period ended September 30, 2015 was driven by proceeds from stock issued through the Controlled Equity Offering.

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

Capital Resources

As of September 30, 2016, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank.

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

As of September 30, 2016, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2016, the Company had a borrowing capacity of $4.0 million based on the Company’s collateralized assets. The Company’s total liquidity as of September 30, 2016, was $13.2 million which included cash and cash equivalents of $9.2 million.

Healthcare Royalty Partners Debt

In November 2011, we entered into a loan agreement with Healthcare Royalty Partners. Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe ES system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe ES system sales for the nine months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe ES system sales for the twelve months ended December 31, 2012. The loan was to be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. (the “Biosense Agreement”). The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe ES system in cardiac ablation procedures. Under the terms of the agreement, Healthcare Royalty Partners was entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan was repaid. The loan was a full recourse loan, scheduled to mature on December 31, 2018, and included interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement were insufficient to pay all amounts of interest due on the loan, then such deficiency would have increased the outstanding principal amount on the loan. The loan was also secured by certain assets and intellectual property of the Company. The agreement also contained customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender.

In September 2016, the Company extinguished the remainder of the debt of $18.1 million, net of deferred financing costs of approximately $0.3 million, as well as accrued interest of $0.5 million for $13.0 million based upon an agreement entered into with Healthcare Royalty Partners. After the loan obligation was repaid, royalties under the Biosense Agreement will again be paid to the Company. As a result of the debt extinguishment, the company recognized a net gain of $5.6 million.

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of September 30, 2016.

Preferred Stock and Warrants

On September 26, 2016, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors whereby it agreed to sell, for an aggregate purchase price of $24.0 million, (i) an aggregate of 24,000 shares of Series A Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share which are convertible into shares of the Company’s common stock and (ii) warrants to purchase an aggregate of 36,923,078 shares of common stock. The transaction closed on September 29, 2016.

The Company received net proceeds from the sale of the preferred stock and warrants of $23.2 million, after offering expenses. The Company used $13.0 million of the funds to satisfy in full all amounts outstanding under the Loan Agreement with Healthcare Royalty Partners, as noted above, and anticipates using the remaining proceeds for general corporate purposes.

The designations, preferences, powers and rights of the preferred shares are set forth in a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (“Certificate of Designations”) filed with the Delaware Secretary of State. The preferred shares are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The preferred shares bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the preferred shares. Instead the value of the accrued dividends is added to the liquidation preference of the preferred shares and will increase the number of shares of common stock issuable upon conversion. Each preferred share is convertible at the option of the holder from and after the date of issuance with no expiration date, at an initial conversion price of $0.65 per share, subject to adjustment in the event of stock splits, dividends, mergers, sales of all or substantially all of our assets or similar transactions, subject to specified beneficial ownership issuance limitations. Each holder of preferred shares has the right to require us to redeem such holder’s preferred shares upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the preferred shares in the event of a change of control as defined in the Certificate of Designations.

The preferred shares rank senior to our common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company. No such distributions or payments upon the liquidation, dissolution and winding up of the Company may be made to the holders of common stock unless and until the holders of preferred shares have received the stated value of $1,000 per share plus any accrued and unpaid dividends. Until all preferred shares have been converted or redeemed, no dividends may be paid on the common stock without the express written consent of the holders of a majority of the outstanding preferred shares. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock, the holders of preferred shares are entitled to participate in such dividend or distribution on an as-converted basis.

On the date of the issuance, the fair value of the common stock was greater than the allocated proceeds received for the Series A convertible preferred stock. As such, the Company accounted for the beneficial conversion feature under ASC 470-20, Debt with Conversion and Other Options. The Company recorded a deemed dividend charge of $6.1 million for the accretion of a discount on the Series A convertible preferred stock. The deemed dividend was a non-cash transaction and is reflected below net loss to arrive at net loss available to common stockholders. Since the convertible preferred shares are subject to conditions for redemption that are outside the Company’s control, the preferred shares are presently reported in the mezzanine section of the balance sheet.

The warrants issued in conjunction with the preferred stock have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. The warrants may be exercised by any holder on a cashless basis if, at any time after the date that is 180 days after the closing, the registration statement required by the Registration Rights Agreement described below is not effective and available for resale of all of the shares of common stock issuable upon exercise of such holder’s warrants. Due to the fact that the warrants are puttable upon the occurrence of certain events outside of the Company’s control, the warrants qualify as liabilities under ASC 480-10. The calculated fair value of the warrants is classified as a liability and is periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations.

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

There were no proceeds from the Controlled Equity Offering during the three months ended September 30, 2016. As of September 30, 2016, $13.8 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement. Due to the Company’s transfer to the OTCQX® Best Market on August 4, 2016, the Company’s ability to generate proceeds from the sale of stock under the Controlled Equity Offering in the future may be limited or prohibited.

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

Nasdaq delisted our common stock from The Nasdaq Capital Market and our common stock began trading on the OTCQX® Best Market in August 2016. Trading of our shares on the over-the-counter markets could negatively impact the liquidity of our common stock and our ability to access the capital markets and, in turn, could impair the value of your investment.

Additional Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

None.

ITEM 5.	OTHER INFORMATION

On November 9, 2016 the Nasdaq Stock Market announced that it will complete the delisting of the common stock of Stereotaxis, Inc. by filing a Form 25 with the Securities and Exchange Commission. The delisting becomes effective ten days after the Form 25 is filed. Stereotaxis, Inc.’s stock was suspended on August 4, 2016 and has not traded on Nasdaq since that time. The Company’s shares of common stock commenced trading on the OTCQX® Best Market on August 4, 2016 under the Company’s current ticker symbol of “STXS”.

ITEM 6.	EXHIBITS

Exhibits: See Exhibit Index herein

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: November 10, 2016	By:	/s/ William C. Mills III
William C. Mills III, Chief Executive Officer

Date: November 10, 2016	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-36159) filed on September 30, 2016.

4.1	Form of Warrant issued pursuant to that certain Securities Purchase Agreement, dated September 26, 2016, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-36159) filed on September 28, 2016.

10.1	Securities Purchase Agreement, dated September 26, 2016, between the Company and certain investors named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-36159) filed on September 28, 2016.

10.2	Registration Rights Agreement, dated September 26, 2016, between the Company and certain investors named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-36159) filed on September 28, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.