Form 10-K
period 2016-12-31
Stereotaxis, Inc.
filed 2017-03-16
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-36159

STEREOTAXIS, INC.

(Exact name of the Registrant as Specified in its Charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NASDAQ on June 30, 2016) was approximately $19.5 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2017 was 22,456,113.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

As of December 31, 2016, we had approximately $4.5 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. We had backlog of approximately $6.0 million and $5.7 million as of December 31, 2015 and 2014, respectively. Of the December 31, 2016 backlog, we expect approximately 96.0% to be recognized as revenue over the course of 2017. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the Epoch Solution is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our Epoch Solution can vary significantly from one reporting period to the next.

We have alliances with Siemens AG Medical Healthcare, Philips Healthcare and Biosense Webster, a subsidiary of Johnson & Johnson. Through these alliances, we integrate our Niobe system with Siemens’ and Philips’ market-leading cath lab imaging systems and Biosense Webster’s 3D catheter location sensing technology. The Biosense alliance also provides development and distribution of disposable interventional devices, and coordination of marketing and sales efforts in order to continue to introduce new enhancements around the Niobe system. The Siemens and Philips alliances provide for coordination of our sales and marketing efforts with those of our alliance partners to facilitate co-marketing of integrated systems.

We were incorporated in Delaware in June, 1990 as Stereotaxis, Inc. Our principal executive offices are located at 4320 Forest Park Avenue, Suite 100, St. Louis, Missouri 63108, and our telephone number is (314)678-6100.

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

•

Enhance patient and physician safety. The Niobe system has been used in nearly 100,000 procedures and the incidence of reported major adverse cardiac events associated with the use of the system for all procedures is approximately 0.4%. This represents what we believe to be a clinically significant improvement in major complication rates over conventional procedures, which can range as high as 9.5% for complex ablations, and significantly higher for new physicians and fellows. Additionally, during conventional catheter-based procedures, each of the physicians who stand by the patient table to manually control the catheter, the nursing staff assisting with the procedure, and the patient are exposed to the potentially harmful x-ray radiation from the fluoroscopy field. This exposure can be minimized through reduced usage of fluoroscopy during procedures with the Niobe system due to enhanced and more fully integrated mapping capabilities of the Niobe software. Our robotic technology can further improve physician safety and reduce physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

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

Niobe system revenue represented 9% and 19% of revenue for the years ended December 31, 2016 and 2015, respectively.

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

•

our V-CAS Deflect fully integrated catheter advancement system (“V-CAS Deflect system”) with a robotic deflectable sheath for maximum integration and versatility, allowing users to advance and retract the magnetic catheter body at angles up to 210°.

•

our V-Loop circular catheter manipulator (“V-Loop device”), which allows the user to control certain circular mapping catheters, such as Biosense Webster’s LASSO®2515 or LASSO®2515 NAV Circular Mapping Catheter, advance, retract, rotate, deflect and adjust loop radius, and hold the catheter position against the tissue to optimize electrograms; and

•

our V-Sono ICE catheter manipulator (“V-Sono device”) that allows a single physician to manipulate BWI SoundStar™ and AcuNav™ catheters from the control room, store and recall previous positions and automatically sweep over an area of interest with adjustable speed and angle, and automatically track a 3.5mm NAVISTAR® RMT THERMOCOOL® Irrigated Tip Catheter – all without leaving the control room.

Disposable revenue including royalties represented 40% and 34% of revenue for the years ended December 31, 2016 and 2015, respectively.

Other Recurring Revenue

Other recurring revenue includes revenue from software licenses, product maintenance plans, and other post warranty maintenance. Revenue from services and license fees is deferred and amortized over the service or license fee period, which is typically one year. Other recurring revenue represented 42% and 37% of revenue for the years ended December 31, 2016 and 2015, respectively.

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

The Pegasus coronary peripheral guidewires have received Food and Drug Administration (“FDA”) clearance and the CE Mark necessary for marketing in the U.S. and Europe.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS AND CUSTOMERS

Our total U.S. revenue was $19.4 million and $19.8 million for the years ended December 31, 2016 and 2015, respectively. Our total international revenue was $12.8 million and $17.9 million for the years ended December 31, 2016 and 2015, respectively. No single country other than the U.S. accounted for more than 10% of total revenue for the years ended December 31, 2016 and 2015. Biosense Webster Inc. accounted for $4.1 million, and $3.5 million, or 13%, and 9% of total net revenue for the years ended December 31, 2016 and 2015, respectively. No other single customer accounted for more than 10% of total revenue for the years ended December 31, 2016 and 2015.

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

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 9% and 8% of revenue for the years ended December 31, 2016 and 2015, respectively. These royalties were used to make payments under the debt agreement with Healthcare Royalty Partners II, L.P. (formerly “Cowen Healthcare Royalty Partners II, L.P.”) as discussed in Item 7.

Biosense Webster’s distribution rights for co-developed catheters were exclusive through December 31, 2015 and currently are nonexclusive until December 31, 2018. Biosense Webster’s right to distribute such products in Japan is exclusive until March 22, 2018 and nonexclusive until March 22, 2021. Upon the expiration or termination of the agreement, other than due to a change of control of Stereotaxis, the agreement provides for a continuation of supply by Biosense Webster of the co-developed catheters to us or our customers for three years. The agreement provides an opportunity to expand the product offering covered by the agreement to include a next generation irrigated magnetic catheter, subject to mutually agreeable terms including exclusive distribution rights.

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

Our research and development team collaborates with our strategic partners, Siemens, Philips, and Biosense Webster, to integrate our Niobe system’s open architecture platform with key imaging, location sensing and information systems in the interventional lab. We have also collaborated with a number of highly regarded interventional physicians in key clinical areas and have entered into agreements with a number of universities and teaching hospitals, which serve to increase our access to world class physicians and to expand our name recognition in the medical community. Our research and development expenses for the years ending December 31, 2016, 2015, and 2014, were $5.5 million, $6.3 million, and $5.2 million, respectively.

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

General

Our manufacturing facility operates under processes that meet the FDA’s requirements under the Quality System Regulation (QSR). Our ISO registrar and European notified British Standard Institution (BSI) has audited our facility annually since 2001 and found the facility to be in compliance with relevant requirements. The initial ISO 9001 certification was issued in January 2002 and the most recent ISO 13485 certificate was issued in 2016.

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

Our sales and marketing efforts include two important elements: (1) selling Niobe systems, Odyssey Solutions, and Vdrive systems directly and through distributors; and (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service.

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

In countries outside the United States, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. In the European Union, we believe that substantially all of the procedures, whether commercial or in clinical trials, conducted with the Niobe system or Vdrive system have been reimbursed to date. In Japan, the Ministry of Health, Labor and Welfare (MHLW) has classified the Niobe system as a C2 medical device (the highest reimbursement category), and has established a “technical fee” of Japanese Yen 50,000 per procedure. In other foreign countries, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all.

See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

The proprietary nature of, and protection for, our products, processes and know-how are important to our business. We seek patent protection in the United States and internationally for our systems and other technology where available and when appropriate.

We have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposable interventional devices and our 3D integration technology. As of December 31, 2016, we had 87 issued U.S. patents, 1 co-owned U.S. patent and no licensed-in U.S. patents. In addition, we had 10 pending U.S. patent applications and 1 co-owned U.S. patent application. As of December 31, 2016 we had 45 issued foreign patents and 11 owned foreign patent applications. The key patents that protect our Niobe system extend until 2022 and beyond. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted in the future will provide us with protection.

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

We face competition from companies that are developing and marketing new products for use in electrophysiology. These products include next generation mapping systems and RF ablation devices with which our Epoch Solution is not currently compatible, as well as non-RF ablation devices including single-shot cryoablation devices and other new products for use in other interventional therapies. Some of these products are marketed by companies that may have an established presence in the field of electrophysiology, including major imaging, capital equipment and disposables companies that are currently selling products in the interventional lab. In addition, we face competition from companies that currently market or are developing drugs, gene or cellular therapies to treat the conditions for which our products are intended.

We also face competition from companies that are developing remote interventional techniques. We are aware of three private companies that have commercialized endovascular catheter navigation systems which have been cleared by the FDA for mapping procedures only. In addition, we are aware of two private companies with an electromagnetic catheter navigation system that have received CE Mark approval in Europe. However, each of these companies has limited or no commercial activities.

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

U.S. Food and Drug Administration

Unless an exemption applies, each medical device we wish to commercially market in the United States will require 510(k) clearance, de novo approval, or pre-market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device, known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, or life-supporting, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring pre-market approval, or PMA. All of our current products are Class II devices requiring 510(k) clearances, except for the contact detection system, a feature of the Niobe ES system designed to indicate the presence of contact between the catheter and tissue, which we recently commercialized in the European Union. In order to market the contact detection system in the United States for use with an ablation catheter, a PMA will be necessary. Biosense Webster’s compatible catheters used with our Niobe system are Class III therapeutic devices and are subject to the PMA process.

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

Anti-Kickback and False Claims Laws

We are subject to various federal and state laws relating to healthcare fraud and abuse, including anti-kickback and false claims laws. The U.S. federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments, and providing anything of value at less than fair market value. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.

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

Employees

As of December 31, 2016, we had 120 employees, 22 of whom were engaged directly in research and development, 56 in sales and marketing activities, 17 in manufacturing and service, and 25 in general administrative activities including accounting, regulatory, clinical affairs, quality and training. A significant majority of our employees is not covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

We may not be able to continue as a going concern if we do not improve the operating performance of the Company or raise additional capital.

The Company has sustained operating losses throughout its corporate history and expects that its 2017 expenses will exceed its 2017 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company’s plans for improving the liquidity conditions primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through debt or equity financing.

There can be no assurance that any of our plans will be successful or that additional capital will be available to us on reasonable terms, or at all, when needed. If we are unable to improve the operating performance of the Company or if we are unable to obtain sufficient additional capital, it may impair our ability to raise new capital, obtain new customers, and hire and retain employees, which could force us to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

We may not be able to comply with debt covenants and may have to repay outstanding indebtedness.

Our current borrowing agreement contains various covenants, including financial covenants under our credit agreement with our primary lender. If we violate our covenants, we could be required to repay the indebtedness as to which that default relates. We could be unable to make these payments, which could lead to insolvency. Even if we are able to make these payments, it will lead to the lack of availability for additional borrowings under our bank loan agreement due to our borrowing capacity. There can be no assurance that we will be able to maintain compliance with these covenants or that we could replace this source of liquidity if these covenants were to be violated and our loans and other borrowed amounts were forced to be repaid.

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

We anticipate that our Niobe ES system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ interventional lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, historically the majority of our Niobe ES systems and Odyssey systems have been delivered less than one year after the receipt of a purchase order from a hospital, with the timing being dependent on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. We cannot assure you that the time from purchase order to delivery for systems to be delivered in the future will be consistent with our historical experience. Moreover, a global economic slowdown may cause our customers to further delay construction or significant capital purchases, which could further lengthen our sales cycle. This may contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

Our operating performance is dependent upon economic conditions in the United States and in other countries in which we operate. Uncertainty about current global economic conditions and future global economic crises may cause customers to delay purchasing or installation decisions or cancel existing orders. The Niobe ES system, Odyssey Solution and Vdrive system are typically purchased as part of a larger overall capital project and an economic downturn or the lack of a robust recovery might make it more difficult for our customers, including distributors, to obtain adequate financing to support the project or to obtain requisite approvals. Any delay in purchasing decisions or cancellation of purchasing commitments may result in a decrease in our revenues. Another credit crisis similar to the credit crisis that began in 2008 could further affect our business if key suppliers are unable to obtain financing to manufacture our products or become insolvent and we are unable to manufacture product to meet customer demand. If the United States and global economy continues to be sluggish or deteriorates further for a longer period than we anticipate, we may experience a material negative decrease on the demand for our products which may, in turn, have a material adverse effect on our revenue, profitability, financial condition, ability to raise additional capital and the market price of our stock.

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

We are aware of three private companies that have commercialized endovascular catheter navigation systems which have been cleared by the FDA for mapping procedures only. In addition, we are aware of two private companies with an electromagnetic catheter navigation system that has received CE Mark approval in Europe.

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

We have incurred substantial net losses since inception, and we expect to incur losses into 2017 as we continue the commercialization of our products. We are still in the process of realizing the full potential of the commercialization of our technology, and will need to continue to make improvements to that technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain. Although we have achieved operating profitability during one quarter, we may not achieve profitable operations on an annual basis, and if we achieve profitable operations, we may not sustain or increase profitability on a quarterly or annual basis. If we require more time than we expect to generate significant revenue and achieve annual profitability, or if we are unable to sustain profitability once achieved, we may not be able to continue our operations. Our failure to achieve annual profitability or sustain profitability on an annual or quarterly basis could negatively impact the market price of our common stock. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

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

Our manufacturing processes must comply with the FDA’s QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We cannot assure you that we or our suppliers or subcontractors would pass such an inspection. If we or our suppliers or subcontractors fail to comply with the FDA regulation or EN ISO 13485:2003 standards, we or they may be required to cease all or part of our operations for some period of time until we or they can demonstrate that appropriate steps have been taken to comply with such standards or face other enforcement action, such as a public warning letter, untitled letter, fines, injunctions, civil penalties, seizures, operating restrictions, partial suspension or total shutdown of production, refusing requests for 510(k) clearance, de novo petitions, or PMA approval of new products, withdrawing 510(k) clearance, de novo approvals, or PMA approvals already granted, and/or criminal prosecution. Furthermore, the European Union recently adopted new EN ISO 13485:2016 standards, with which we must comply no later than April 2019. We cannot assure you that we will be able to timely comply with EN ISO 13485:2016 standards. We cannot be certain that our facilities or those of our suppliers or subcontractors will comply with the FDA, EN ISO 13485:2003, or when applicable, EN ISO 13485:2016 standards in future audits by regulatory authorities. Failure to pass such an inspection could force a shutdown of manufacturing operations, a recall of our products or the imposition of other enforcement sanctions, which would significantly harm our revenue and profitability. Further, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements and quality standards and will not encounter any manufacturing difficulties. Any failure to comply with the FDA’s QSR, EN ISO 13485:2003 or when applicable, EN ISO 13485:2016 by us or our suppliers could significantly harm our available inventory and product sales. Further, any failure to comply with FDA’s QSR by us or our suppliers could result in FDA refusing requests for and/or delays in 510(k) clearance, de novo approval, or PMA approval of new products.

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

Healthcare policy changes, including legislation enacted in 2010 as well as the potential repeal or amendment of such legislation, may have a material adverse effect on us.

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

Changes to, or repeal of, the PPACA, which the new administration and certain members of Congress have affirmatively indicated that they will pursue, could materially and adversely affect our business and financial position, and results of operations. Even if the PPACA is not amended or repealed, the new administration could propose changes impacting implementation of the PPACA, which could materially and adversely affect our financial position or operations. However, we cannot currently predict the content, timing or impact that any such future legislation will have on our business.

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

We are limited by our inability to use a short form registration statement on Form S-3, which may affect our ability to access the capital markets, if needed.

A Registration Statement on Form S-3 permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process under Form S-3 combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard offering on Form S-1.

To be eligible to use Form S-3 for a registered offering of our securities to investors, either (1) the aggregate market value of our common stock held by non-affiliates would have to exceed $75 million or (2) our common stock would have to be listed and registered on a national securities exchange. Currently, we do not meet either of those eligibility requirements and are therefore precluded from using a Form S-3 in connection with a registered offering of our securities to investors.

Due to our present inability to use Form S-3, if we wanted to conduct a registered offering of securities to investors, we will be required to use long form registration and may experience delays. In addition, our ability to undertake certain types of financing transactions may be limited or unavailable to us without the ability to use Form S-3. Furthermore, because of the delay associated with long form registration and the limitations on the financing transactions we may undertake, the terms of any financing transaction we are able to conduct may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies and continue to operate as a going concern.

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

We have 37.3 million shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and outstanding warrants to purchase 39 million shares of the Company’s common stock at a weighted average exercise price of $0.84, with prices ranging from $0.70 to $6.60. Shares of Series A Convertible Preferred Stock bear dividends at a rate of six percent (6.0%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash, except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Convertible Preferred Stock. Instead, the value of the accrued dividends is added to the liquidation preference of the Series A Convertible Preferred Stock and will increase the number of shares of common stock issuable upon conversion, which will dilute the ownership of our common stockholders.

In addition, a significant number of shares of our common stock are subject to stock options and stock appreciation rights, and we may request the ability to issue additional such securities to our employees. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. While we cannot predict the effect, if any, that future exercises of warrants or future sales of debt, our common stock, other equity securities or securities convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock, it is likely that sales of substantial amounts of our common stock (including shares issued upon the exercise of warrants, stock options, stock appreciation rights or the conversion of any convertible securities outstanding now or in the future, including the Series A Convertible Preferred Shares), will dilute the ownership of our existing stockholders and that the perception that such sales could occur, will adversely affect prevailing market prices for our common stock.

Further, the Series A Convertible Preferred Shares rank senior to our common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company. No such distributions or payments upon the liquidation, dissolution and winding up of the Company may be made to holders of common stock unless and until the holders of the Series A Convertible Preferred Shares have received the stated value of $1,000 per share plus any accrued and unpaid dividends. Until all Series A Convertible Preferred Shares have been converted or redeemed, no dividends may be paid on the common stock without the express written consent of the holders of a majority of the outstanding Series A Convertible Preferred Shares. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock, the holders of Series A Convertible Preferred Shares are entitled to participate in such dividend or distribution on an as-converted basis. Any such distributions or payments upon the liquidation, dissolution or winding up of the Company may dilute the ownership interests of our existing stockholders.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the new SEC regulations such as the Dodd-Frank Wall Street Reform and Consumer Protection Act have in the past created uncertainty for public companies. We continue to evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

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

On August 4, 2016, trading in our common stock on The Nasdaq Capital Market (“Nasdaq”) was suspended as a result of a determination from Nasdaq to delist our common stock due to our failure to meet certain applicable requirements. On August 4, 2016, shares of our common stock commenced trading on the OTCQX® Best Market under the Company’s existing ticker symbol of “STXS.” Trading of our shares on the over-the-counter markets could negatively impact the liquidity of our common stock and our ability to access the capital markets, which could impair the value of your investment.

The trading of our common stock on the over-the-counter market, including the OTCQX® Best Market, may adversely affect the market liquidity of our common stock, limit our ability to issue additional securities (including pursuant to registration statements on Form S-3) and adversely affect our ability to obtain financing for the continuation of our operations, which could harm our business or cause us to cease operations.

Furthermore, our common stock may not continue to trade on the OTCQX® Best Market in the future, broker-dealers may cease to provide public quotes of our common stock on this market, or the trading volume of our common stock may be insufficient to provide for an efficient trading market. Any such developments could impair the value of your investment.

We expect that the price of our common stock could fluctuate substantially, possibly resulting in class action securities litigation.

Our common stock is traded on the OTCQX® Best Market and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2016, our common stock traded between $0.47 and $1.95 per share, on trading volume ranging from approximately 0 to 3.2 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

These factors, as well as general economic, credit, political and market conditions, may materially adversely affect the market price of our common stock. As with the stock of many other public companies, the market price of our common stock has been particularly volatile during the recent period of upheaval in the capital markets and world economy. This excessive volatility may continue for an extended period of time following the filing date of this report. Furthermore, the stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Volatility in the price of our common stock on the OTCQX® Best Market may depress the trading price of our common stock, which could, among other things, allow a potential acquirer of the Company to purchase a significant amount of our common stock at low prices. In addition, the volatility of our stock price could lead to class action securities litigation being filed against us, which could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2016 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of December 31, 2016, the remaining accrued costs associated with the termination were $181,601.

In the fourth quarter of 2015, the Company entered an agreement to sublease 3,152 square feet of the first floor office space through December 31, 2018. This sublease was terminated through mutual agreement in July 2016.

In August 2016 the Company entered into an agreement to sublease approximately 11,000 square feet of office space through December 31, 2018. The costs associated with the 2016 sublease were $40,972 and were accrued as a rent liability as of August 31, 2016. As of December 31, 2016, the remaining accrued costs associated with the termination were $21,285. As part of the sublease agreement, the Company will sublease an additional 16,000 square feet beginning in January 2017.

We lease approximately 2,200 square feet of office space in Maple Grove, Minnesota, under a lease agreement through October 31, 2018, and have leased office space in Amsterdam, The Netherlands through August 31, 2017. In addition, we lease an office space in Beijing, China under a lease agreement through September 8, 2017 and an office space in Japan through April 30, 2017.

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

PRICE RANGE OF COMMON STOCK

Our common stock began trading on the NASDAQ Global Market under the symbol “STXS” on August 12, 2004 and was transferred to the NASDAQ Capital Market effective August 19, 2013. On August 4, 2016 our common stock was transferred to the OTCQX® Best Market. The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2016
First Quarter	$1.14	$0.54
Second Quarter	1.95	0.90
Third Quarter	1.46	0.57
Fourth Quarter	0.91	0.47

Year Ended December 31, 2015
First Quarter	$2.97	$1.43
Second Quarter	2.36	1.44
Third Quarter	2.53	0.65
Fourth Quarter	1.40	0.73

As of February 28, 2017, there were approximately 386 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends. We currently expect to use cash and cash equivalents in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends for the next several years. In addition, the terms of our loan agreement prohibit us from declaring cash dividends without the prior consent of our lender.

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

Overview

Stereotaxis designs, manufactures and markets the Epoch Solution, which is an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The Epoch Solution is comprised of the Niobe ES robotic system, Odyssey Solution, and the Vdrive system. We believe that the Epoch Solution represents a revolutionary technology in the interventional surgical suite, or “interventional lab,” and has the potential to become the standard of care for a broad range of complex cardiology procedures. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically important improvements and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times and sub-optimal therapeutic outcomes.

The Niobe ES system is the latest generation of the Niobe Remote Magnetic Navigation System (“Niobe system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, Japan and various other countries. As of December 31, 2016, the Company had an installed base of 129 Niobe ES systems.

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

We generate revenue from both the initial capital sales of the Niobe, Odyssey and Vdrive systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters. We market our products to a broad base of hospitals in the United States and internationally as detailed in Note 19 to the financial statements.

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

The Company believes the cash on hand at December 31, 2016 as well as expected borrowing capacity available will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes the Company’s ability to borrow under its asset based revolving credit facility which matures on March 31, 2018. The Company expects to be able to renew this facility at similar terms, as it has successfully done so in the past. However, there is no assurance that the revolving credit facility will be renewed in a timely manner, in amounts that are sufficient to meet the Company’s obligations as they become due, or on terms acceptable to the Company, or at all. The Company has sustained operating losses throughout its corporate history and expects that its 2017 expenses will exceed its 2017 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. Accordingly, management has analyzed its planned operations to evaluate the Company’s ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company’s plans, which are probable of effectively being implemented and improving the liquidity conditions, primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through capital transactions. Specifically, cash outflows for operating expenses could be reduced or delayed by transitioning certain cash payments to stock payments, by reducing project expenses, or by reducing headcount. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

The amount of compensation expense to be recorded in future periods may increase if we make additional grants of options, stock appreciation rights or restricted shares. The amount of expense to be recorded in future periods may decrease if the requisite service periods are not completed.

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

Results of Operations

Comparison of the Years ended December 31, 2016 and 2015

Revenue. Revenue decreased to $32.2 million for the year ended December 31, 2016, from $37.7 million for the year ended December 31, 2015, a decrease of approximately 15%. Revenue from sales of systems decreased to $5.8 million for the year ended December 31, 2016, from $10.6 million for the year ended December 31, 2015, a decrease of approximately 46%. We recognized revenue on two Niobe ES systems, a total of $2.9 million for Odyssey and Odyssey Cinema systems, and $0.1 million for Vdrive systems during the 2016 period. System revenue for the prior year included revenue on seven Niobe ES systems, a total of $2.8 million for Odyssey and Odyssey Cinema systems, and $0.8 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories decreased slightly to $26.4 million for the year ended December 31, 2016, from $27.0 million for the year ended December 31, 2015, a decrease of approximately 2%. The decrease was attributable to lower time and material billings in the current year.

Cost of Revenue. Cost of revenue decreased to $7.5 million for the year ended December 31, 2016, from $10.4 million for the year ended December 31, 2015, a decrease of approximately 28%. As a percentage of our total revenue, overall gross margin increased from 72% for the year ended December 31, 2015, to 77% for the year ended December 31, 2016, due to a shift in mix to disposable, service, and accessories revenue from system revenue. Cost of revenue for systems sold decreased to $3.7 million for the year ended December 31, 2016, from $6.1 million for the year ended December 31, 2015, a decrease of approximately 40%. This decrease was primarily due to decreased system sales across Niobe and Vdrive product lines. Gross margin for systems decreased to 37% for the year ended December 31, 2016 from 43% for the year ended December 31, 2015 due to a shift in mix from Niobe system revenue to Odyssey system revenue. Cost of revenue for disposable interventional devices, service and accessories decreased to $3.9 million for the year ended December 31, 2016, from $4.4 million for the year ended December 31, 2015, resulting in an increase in gross margin to 85% from 84% between these periods driven by lower expenses incurred under service contracts in the current year period.

Research and Development Expense. Research and development expense decreased to $5.5 million for the year ended December 31, 2016 from $6.3 million for the year ended December 31, 2015, a decrease of approximately 12%. The decrease is primarily due to an impairment charge on certain intangible assets in the prior year period as well as lower headcount costs and timing of project based expenses in the current year period. See Note 6 for additional detail on the asset impairment charge.

Sales and Marketing Expense. Sales and marketing expense decreased to $15.2 million for the year ended December 31, 2016, from $15.9 million for the year ended December 31, 2015, a decrease of approximately 4%. This decrease was due to lower headcount costs, third party commissions, project expenses, and travel related costs, in the current year period.

General and Administrative Expense. General and administrative expenses include regulatory, clinical, general management and routine training expenses. General and administrative expense decreased to $10.3 million for the year ended December 31, 2016, from $10.5 million for the year ended December 31, 2015, a decrease of approximately 2%. This decrease was primarily driven by lower headcount costs, changes in foreign currency, and tax expense driven by the elimination of the Medical Device Excise Tax in 2016, partially offset by increased consulting, legal, and bad debt expenses.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next. Other expense increased to $2.0 million for the year ended December 31, 2016 due primarily to the adjustment in fair value of warrants. Other income was $1.3 million for the year ended December 31, 2015 also, due primarily to the adjustment in fair value of warrants.

Interest Expense. Interest expense decreased to $2.5 million for the year ended December 31, 2016 from $3.3 million for the year ended December 31, 2015, due primarily to the extinguishment of the Healthcare Royalty Partners debt.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2016, and December 31, 2015 to reflect these uncertainties. As of December 31, 2016, we had gross federal net operating loss carryforwards of approximately $95.6 million which will expire between 2030 and 2036. As of December 31, 2016, we had state net operating loss deferred tax assets of approximately $1.5 million which will expire at various dates between 2017 and 2036 if not utilized. We may not be able to utilize all of these loss carryforwards prior to their expiration.

Capital Resources

As of December 31, 2016, our accumulated deficit was $471.2 million with cash and cash equivalents of $8.5 million. Since inception, we have financed our operations primarily through cash generated by operations, borrowings on our revolving line of credit and proceeds from our debt and stock offerings. As of December 31, 2016, our borrowing facility was comprised of a revolving line of credit with $3.8 million of unborrowed availability with our primary lender, Silicon Valley Bank.

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

As of December 31, 2016, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2016 the Company had a borrowing capacity of $3.8 million based on the Company’s collateralized assets. The Company’s total liquidity as of December 31, 2016, was $12.3 million which included cash and cash equivalents of $8.5 million.

Healthcare Royalty Partners Debt

In November 2011, the Company entered into a loan agreement with Healthcare Royalty Partners (formerly “Cowen Healthcare Royalty Partners II, L.P.”). Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the nine months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the twelve months ended December 31, 2012. The loan was to be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Healthcare Royalty Partners was entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan was a full recourse loan, scheduled to mature on December 31, 2018, and bore interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement had been insufficient to pay all amounts of interest due on the loan, then such deficiency would have increased the outstanding principal amount on the loan. After the loan obligation was repaid, the royalties under the Biosense Agreement are paid to the Company. The loan was also secured by certain assets and intellectual property of the Company. The Agreement contained customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender.

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

Common Stock

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and certain conditions of our agreement with our primary lender. No dividends have been declared or paid as of December 31, 2016.

Convertible Preferred Stock and Warrants

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

The Company received net proceeds from the sale of the convertible preferred stock and warrants of $23.2 million, after offering expenses. The Company used $13.0 million of the funds to satisfy in full all amounts outstanding under the Loan Agreement with Healthcare Royalty Partners, as noted above, and anticipates using the remaining proceeds for general corporate purposes.

The designations, preferences, powers and rights of the convertible preferred shares are set forth in a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (“Certificate of Designations”) filed with the Delaware Secretary of State. The convertible preferred shares are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The convertible preferred shares bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the convertible preferred shares. Instead the value of the accrued dividends is added to the liquidation preference of the convertible preferred shares and will increase the number of shares of common stock issuable upon conversion. Each convertible preferred share is convertible at the option of the holder from and after the date of issuance with no expiration date, at an initial conversion price of $0.65 per share, subject to adjustment in the event of stock splits, dividends, mergers, sales of all or substantially all of our assets or similar transactions, subject to specified beneficial ownership issuance limitations. Each holder of convertible preferred shares has the right to require us to redeem such holder’s convertible preferred shares upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the convertible preferred shares in the event of a change of control as defined in the Certificate of Designations.

The convertible preferred shares rank senior to our common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company. No such distributions or payments upon the liquidation, dissolution and winding up of the Company may be made to the holders of common stock unless and until the holders of convertible preferred shares have received the stated value of $1,000 per share plus any accrued and unpaid dividends. Until all convertible preferred shares have been converted or redeemed, no dividends may be paid on the common stock without the express written consent of the holders of a majority of the outstanding convertible preferred shares. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock, the holders of convertible preferred shares are entitled to participate in such dividend or distribution on an as-converted basis.

On the date of the issuance, the fair value of the convertible preferred stock was greater than the allocated proceeds received for the Series A convertible preferred stock. As such, the Company accounted for the beneficial conversion feature under ASC 470-20, Debt with Conversion feature under ASC 470-20, Debt with Conversion and Other Options. The Company recorded a deemed dividend charge of $6.1 million for the accretion of a discount on the Series A convertible preferred stock. The deemed dividend was a non-cash transaction and is reflected below net loss to arrive at net loss available to common stockholders. Since the convertible preferred shares are subject to conditions for redemption that are outside the Company’s control, the convertible preferred shares are presently reported in the mezzanine section of the balance sheet.

The warrants issued in conjunction with the convertible preferred stock have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. The warrants may be exercised by any holder on a cashless basis if, at any time after the date that is 180 days after the closing, the registration statement required by the Registration Rights Agreement described below is not effective and available for resale of all of the shares of common stock issuable upon exercise of such holder’s warrants. Due to the fact that the warrants are puttable upon the occurrence of certain events outside of the Company’s control, the warrants qualify as liabilities under ASC 480-10. The calculated fair value of the warrants is classified as a liability and is periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations. See Note 12 for additional details.

On December 2, 2016, 100 shares of convertible preferred stock plus accumulated dividends were converted into 155,439 common shares.

Listing Transfer to OTCQX® Best Market

On August 2, 2016, the Company received a determination letter from the Nasdaq Hearings Panel (the “Panel”) notifying the Company that its common stock would be delisted from The Nasdaq Capital Market (“Nasdaq”) and that suspension of trading in the shares would be effective at the open of business on August 4, 2016. The determination letter also indicated that Nasdaq would complete the delisting by filing a Form 25 Notification of Delisting with the Securities Exchange Commission, after applicable appeal periods have lapsed. The Panel made the determination to delist the Company’s common stock because the Company did not demonstrate compliance with the minimum $35 million market value of listed securities requirement for a period of ten consecutive trading days by August 1, 2016, as required by a decision previously issued by the Panel on May 2, 2016. The Company’s shares of common stock commenced trading on the OTCQX® Best Market on August 4, 2016 under the Company’s current ticker symbol of “STXS.”

Controlled Equity Offering

In May 2014, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate gross sales price of up to $18.0 million. The Company paid Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement.

There were no proceeds from the Controlled Equity Offering during the twelve months ended December 31, 2016. The Sales Agreement expired in November 2016 upon the expiration of our Registration Statement on Form S-3.

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2016 and 2015 (in thousands):

	Twelve Months Ended December 31,
	2016	2015
Cash flow used in operating activities	$(6,563)	$(2,529)
Cash flow used in investing activities	(410)	(153)
Cash flow provided by financing activities	9,881	1,005

Net cash used in operating activities. We used approximately $6.6 million and $2.5 million of cash in operating activities during the years ended December 31, 2016 and 2015, respectively. The increase in cash used in operating activities from 2015 to 2016 is the result of changes in cash used in working capital.

Net cash used in investing activities. We used approximately $0.4 million and $0.2 million during the years ended December 31, 2016 and December 31, 2015, respectively, for the purchase of property and equipment.

Net cash provided by financing activities. We generated approximately $9.9 million from financing activities during the year ended December 31, 2016 compared to $1.0 million generated for the year ended December 31, 2015. The increase in cash generated for the period ended December 31, 2016 was driven by the proceeds from our September 29, 2016 convertible preferred stock issuance net of issuance costs and the payoff of the Healthcare Royalty Partners debt. The cash generated for the period ended December 31, 2015 was driven by proceeds from stock issued through the Controlled Equity Offering.

At December 31, 2016, we had a working capital deficit of approximately $16.2 million, compared to working capital of $1.1 million at December 31, 2015. This increase in the working capital deficit was driven by the issuance of warrants with the convertible preferred stock transaction. At December 31, 2016 these and other warrants were recorded as a current liability in the amount of $19.8 million.

As of December 31, 2016, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2016, the Company had a borrowing capacity of $3.8 million based on the Company’s collateralized assets. The maturity date of the revolving line of credit is March 31, 2018.

The credit facility is secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as in effect at December 31, 2016, we are required to meet minimum tangible net worth and liquidity covenants as defined in the loan agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with our primary lending bank. As of December 31, 2016, we were in compliance with all financial covenants of this agreement.

The Company believes the cash on hand at December 31, 2016 as well as expected borrowing capacity available will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes the Company’s ability to borrow under its asset based revolving credit facility which matures on March 31, 2018. The Company expects to be able to renew this facility at similar terms, as it has successfully done so in the past. However, there is no assurance that the revolving credit facility will be renewed in a timely manner, in amounts that are sufficient to meet the Company’s obligations as they become due, or on terms acceptable to the Company, or at all. The Company has sustained operating losses throughout its corporate history and expects that its 2017 expenses will exceed its 2017 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company’s plans, which are probable of effectively being implemented and improving the liquidity conditions, primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through capital transactions. Specifically, cash outflows for operating expenses could be reduced or delayed by transitioning certain cash payments to stock payments, by reducing project expenses, or by reducing headcount. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities and working capital and equipment financing loans. In the future, we may finance cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings or through distribution rights. We cannot assure you that such additional financing will be available on a timely basis on terms acceptable to us or at all, that we will be able to engage in equity financings because our common stock is no longer listed on a national securities exchange, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Stereotaxis, Inc.

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stereotaxis, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 16, 2017

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,501,392	$5,593,582
Accounts receivable, net of allowance of $379,817 and $93,478 in 2016 and 2015, respectively	4,665,959	6,376,470
Inventories	5,381,103	4,504,282
Prepaid expenses and other current assets	855,295	668,659

Total current assets	19,403,749	17,142,993
Property and equipment, net	1,086,244	1,067,321
Intangible assets, net	436,569	635,889
Other assets	39,241	31,693

Total assets	$20,965,803	$18,877,896

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,623,010	$1,840,135
Accrued liabilities	4,491,164	6,058,390
Deferred revenue	8,751,336	7,445,935
Warrants	19,787,007	794,130

Total current liabilities	35,652,517	16,138,590
Long-term debt	—	18,080,159
Long-term deferred revenue	522,329	2,009,198
Other liabilities	320,409	275,603

Total liabilities	36,495,255	36,503,550
Convertible Preferred stock:
Convertible Preferred stock, par value $0.001; 10,000,000 shares authorized, 23,900 shares and zero shares outstanding at 2016 and 2015, respectively	5,960,475	—
Stockholders’ deficit:
Common stock, par value $0.001; 300,000,000 shares authorized, 22,063,582 and 21,551,173, shares issued at 2016 and 2015, respectively	22,064	21,551
Additional paid in capital	449,939,406	448,517,472
Treasury stock, 4,015 shares at 2016 and 2015	(205,999)	(205,999)
Accumulated deficit	(471,245,398)	(465,958,678)

Total stockholders’ deficit	(21,489,927)	(17,625,654)

Total liabilities and stockholders’ deficit	$20,965,803	$18,877,896

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve Months Ended December 31,
	2016	2015
Revenue:
Systems	$5,776,843	$10,640,584
Disposables, service and accessories	26,387,273	27,033,940

Total revenue	32,164,116	37,674,524
Cost of revenue:
Systems	3,660,012	6,052,241
Disposables, service and accessories	3,869,321	4,385,917

Total cost of revenue	7,529,333	10,438,158
Gross margin	24,634,783	27,236,366
Operating expenses:
Research and development	5,487,609	6,252,791
Sales and marketing	15,228,193	15,850,362
General and administrative	10,345,338	10,543,741

Total operating expenses	31,061,140	32,646,894

Operating loss	(6,426,357)	(5,410,528)
Other income (expense)	(2,009,150)	1,340,057
Interest income	368	1,864
Interest expense	(2,483,752)	(3,284,168)
Gain on extinguishment of debt	5,632,171	—

Net loss	$(5,286,720)	$(7,352,775)
Deemed dividend on convertible preferred stock	(6,145,402)	—
Cumulative dividend on convertible preferred stock	(368,152)	—

Net loss available to common stockholders	$(11,800,274)	$(7,352,775)

Net loss per common share:
Basic	$(0.54)	$(0.35)
Diluted	$(0.54)	$(0.35)

Weighted average shares used in computing net loss per common share:
Basic	21,807,634	21,113,203
Diluted	21,807,634	21,113,203

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2014		$	20,480,874	$20,481	$446,241,703	$(205,999)	$(458,605,903)	$(12,549,718)
Issuance of common stock			809,822	809	940,545			941,354
Share-based compensation					1,312,319			1,312,319
Restricted stock vestings			241,775	242	(242)			—
Net loss							(7,352,775)	(7,352,775)
Employee stock purchase plan			18,702	19	23,147			23,166

Balance at December 31, 2015	0	$0	21,551,173	$21,551	$448,517,472	$(205,999)	$(465,958,678)	$(17,625,654)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	0	$0	21,551,173	$21,551	$448,517,472	$(205,999)	$(465,958,678)	$(17,625,654)
Issuance of common stock					(1,464)			(1,464)
Share-based compensation					1,365,121			1,365,121
Restricted stock vestings			317,962	318	(318)			—
Net loss							(5,286,720)	(5,286,720)
Employee stock purchase plan			39,008	39	33,145			33,184
Issuance of Convertible Preferred Stock, net of discount related to warrants of $17,649,231 and issuance costs of $159,322	24,000	5,986,081						—
Beneficial conversion feature of Convertible Preferred Stock		(6,145,402)			6,145,402			6,145,402
Deemed dividend related to beneficial conversion feature of Convertible Preferred Stock		6,145,402			(6,145,402)			(6,145,402)
Conversion of Convertible Preferred Stock	(100)	(25,606)	155,439	156	25,450			25,606

Balance at December 31, 2016	23,900	$5,960,475	22,063,582	$22,064	$449,939,406	$(205,999)	$(471,245,398)	$(21,489,927)

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(5,286,720)	$(7,352,775)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	367,611	320,301
Amortization of intangibles	199,320	299,833
Amortization of deferred finance costs	188,239	222,682
Share-based compensation	1,365,121	1,312,319
Gain on debt extinguishment	(5,632,171)	—
Noncash interest	485,857	449,814
Adjustment of warrants	2,009,150	(1,340,057)
Changes in operating assets and liabilities:
Accounts receivable	1,710,511	104,029
Inventories	(853,171)	1,521,995
Prepaid expenses and other current assets	(187,940)	86,944
Other assets	(7,548)	124,691
Accounts payable	782,875	(512,998)
Accrued liabilities	(1,567,226)	798,696
Deferred revenue	(181,468)	1,820,798
Other liabilities	44,806	(384,773)

Net cash used in operating activities	(6,562,754)	(2,528,501)
Cash flows from investing activities
Purchase of Fixed Assets	(410,184)	(153,151)

Net cash used in investing activities	(410,184)	(153,151)
Cash flows from financing activities
Payments of deferred financing costs	(100,000)	—
Proceeds from revolving line of credit	7,650,000	—
Payments of revolving line of credit	(7,650,000)	—
Proceeds from (payments of) Healthcare Royalty Partners debt	(13,020,780)	40,413
Proceeds from issuance of stock, net of issuance costs	23,001,528	964,520

Net cash provided by (used in) financing activities	9,880,748	1,004,933

Net increase (decrease) in cash and cash equivalents	2,907,810	(1,676,719)

Cash and cash equivalents at beginning of period	5,593,582	7,270,301

Cash and cash equivalents at end of period	$8,501,392	$5,593,582

Supplemental disclosures of cash flow information:
Interest paid	2,253,554	2,974,345

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

The Niobe system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. As of December 31, 2016, the Company had an installed base of 129 Niobe ES systems.

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

The Company believes the cash on hand at December 31, 2016 as well as expected borrowing capacity available will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. However, this evaluation assumes the Company’s ability to borrow under its asset based revolving credit facility which matures on March 31, 2018. The Company expects to be able to renew this facility at similar terms, as it has successfully done so in the past. However, there is no assurance that the revolving credit facility will be renewed in a timely manner, in amounts that are sufficient to meet the Company’s obligations as they become due, or on terms acceptable to the Company, or at all. The Company has sustained operating losses throughout its corporate history and expects that its 2017 expenses will exceed its 2017 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. Accordingly, management has analyzed its planned operations to evaluate the Company’s ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company’s plans, which are probable of effectively being implemented and improving the liquidity conditions, primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through capital transactions. Specifically, cash outflows for operating expenses could be reduced or delayed by transitioning certain cash payments to stock payments, by reducing project expenses, or by reducing headcount. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. No cash was restricted at December 31, 2016 or 2015.

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

Revenue and Costs of Revenue

The Company recognizes revenue based on the Multiple-Deliverable Revenue Arrangements guidance (“ASU 2009-13”).

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic alliances under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables at December 31, 2016 or 2015 under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

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

Net Earnings (Loss) per Common Share

Basic earnings (loss) per common share are computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing the earnings (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. In addition, the application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable because the Company’s unearned restricted shares do not contractually participate in its losses. In addition, the net loss attributable to common stockholders’ is adjusted for the convertible preferred stock deemed dividends related to the beneficial conversion feature on this instrument at inception, as well as the annual dividends for the periods in which the convertible preferred stock is outstanding.

The Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights, warrants or convertible preferred stock in the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable during these periods because those securities do not contractually participate in its losses.

As of December 31, 2016, the Company had 671,887 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $8.77 per share, 38,963,443 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.84 per share, and 37,335,618 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock. The Company had no unearned restricted shares outstanding for the period ended December 31, 2016.

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

Biosense Webster Inc. accounted for $4,099,075 and $3,514,897 or 13%, and 9%, of total net revenue for the years ended December 31, 2016, and 2015, respectively. No other single customer accounted for more than 10% of total revenue for the year ended December 31, 2016.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Company) and interim periods within those fiscal years, with earlier application permitted. The Company will adopt this guidance in the first quarter of 2017 and does not expect the adoption of ASU 2016-09 to materially impact the Company’s consolidated financial position, results of operations, equity or cash flows.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017 (December 31, 2016 for the Company). Early adoption is permitted. We have adopted this accounting standard update and provided the relevant disclosures in Note 1.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The standard is effective for annual and interim periods beginning after December 15, 2017 (January 1, 2018 for the Company). Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. The Company will adopt ASU 2014-09 during the first quarter of 2018 and anticipates using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. Upon initial evaluation, management does not anticipate a significant change to its existing units of accounting which include systems, disposables and other accessories, royalty and other recurring revenue. The Company continues to evaluate other areas of the standard and its effect on the Corporation’s financial statements.

3. Inventory

Inventory consists of the following:

	December 31, 2016	December 31, 2015
Raw materials	$2,397,430	$2,065,676
Work in process	341,125	24,758
Finished goods	2,915,162	2,433,819
Reserve for obsolescence	(272,614)	(19,971)

Total inventory	$5,381,103	$4,504,282

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2016	December 31, 2015
Prepaid expenses	$575,886	$454,822
Deferred financing costs	24,658	25,960
Deposits	293,992	136,583
Deferred cost of revenue	—	82,987

Total prepaid expenses and other assets	894,536	700,352
Less: Noncurrent prepaid expenses and other assets	(39,241)	(31,693)

Total current prepaid expenses and other assets	$855,295	$668,659

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

5. Property and Equipment

Property and equipment consist of the following:

	December 31, 2016	December 31, 2015
Equipment	$8,397,528	$8,496,636
Equipment held for lease	303,412	303,412
Leasehold improvements	2,719,860	2,320,368

	11,420,800	11,120,416
Less: Accumulated depreciation	(10,334,556)	(10,053,095)

Net property and equipment	$1,086,244	$1,067,321

6. Intangible Assets

As of December 31, 2016 and 2015, the Company had total intangible assets of $3,221,069. Accumulated amortization at December 31, 2016 and 2015 was $2,784,500 and $2,585,180, respectively. Amortization expense for the years 2016 and 2015 was $199,320 and $299,833, respectively, as determined under the straight-line method. The estimated future amortization of intangible assets is $199,320 annually through July 2018, decreasing thereafter to $143,765 in 2018, $65,988 in 2019 and $27,496 through May 2020.

The Company also recognized impairment charges of $443,931 during 2015 on certain 2010 intellectual property rights relating to the Company’s Odyssey Solution due to uncertainty around forecasted revenue under the Odyssey system distribution agreement beyond May 2016. The impairment is the result of a decline in forecasted revenue attributable to this intellectual property that indicated it was probable the undiscounted future cash flows would not exceed the book value of the intellectual property. As a result, the book value of the intellectual property was reduced to its fair value as estimated using a discounted cash flow analysis. The Company evaluated the discount rate in the fair value calculation with the assistance of a third party valuation specialist (Level 3).

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2016	2015
Accrued salaries, bonus, and benefits	$2,452,183	$3,053,012
Accrued rent	965,412	1,361,379
Accrued licenses and maintenance fees	561,450	666,373
Accrued interest	—	494,703
Accrued warranties	222,845	316,835
Accrued taxes	219,017	324,226
Accrued professional services	180,450	27,140
Other	210,216	90,325

Total accrued liabilities	4,811,573	6,333,993
Less: Long term accrued liabilities	(320,409)	(275,603)

Total current accrued liabilities	$4,491,164	$6,058,390

8. Deferred Revenue

Deferred revenue consists of the following:

	December 31, 2016	December 31, 2015
Product shipped, revenue deferred	$549,709	$366,388
Customer deposits	2,910,000	2,505,000
Deferred service and license fees	5,813,956	6,583,745

Total deferred revenue	9,273,665	9,455,133
Less: Long-term deferred revenue	(522,329)	(2,009,198)

Total current deferred revenue	$8,751,336	$7,445,935

9. Long-Term Debt and Credit Facilities

Debt outstanding consists of the following:

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Healthcare Royalty Partners debt	$—	$—	$18,080,159	$18,429,177

Total debt	—	—	18,080,159	18,429,177
Less current maturities	—	—	—	—

Total long term debt	$—	$—	$18,080,159	$18,429,177

As of December 31, 2016, there were no contractual principal maturities of debt.

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

In accordance with general accounting principles for fair value measurement, the Company’s debt and credit facilities were measured at fair value as of December 31, 2016 and December 31, 2015. Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value (Level 3).

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

As of December 31, 2016, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2016 the Company had a borrowing capacity of $3.8 million based on the Company’s collateralized assets. The Company’s total liquidity as of December 31, 2016, was $12.3 million which included cash and cash equivalents of $8.5 million. As of December 31, 2016, we were in compliance with all financial covenants of this agreement and we anticipate continued compliance throughout the remainder of 2017.

Healthcare Royalty Partners Debt

In November 2011, the Company entered into a loan agreement with Healthcare Royalty Partners (formerly “Cowen Healthcare Royalty Partners II, L.P.”). Under the agreement the Company borrowed from Healthcare Royalty Partners $15 million. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the nine months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe system sales for the twelve months ended December 31, 2012. The loan was to be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe system in cardiac ablation procedures. Under the terms of the Agreement, Healthcare Royalty Partners was entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan is repaid. The loan was a full recourse loan, scheduled to mature on December 31, 2018, and bore interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement had been insufficient to pay all amounts of interest due on the loan, then such deficiency would have increased the outstanding principal amount on the loan. After the loan obligation was repaid, the royalties under the Biosense Agreement are paid to the Company. The loan was also secured by certain assets and intellectual property of the Company. The Agreement contained customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender.

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

10. Lease Obligations

The Company leases its facilities under operating leases. For the years ended December 31, 2016 and 2015 rent expense was $1,187,989 and $1,205,338, respectively. The rent expense for the years ended December 31, 2016 and 2015 is net of sublease income of $91,579 and $18,912, respectively.

In January 2006, the Company moved its primary operations into its current facilities. The facility is subject to a lease which expires in December 31, 2018. Under the terms of the lease, the Company has options to renew for up to three additional years. The lease contains an escalating rent provision which the Company has straight-lined over the term of the lease.

In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138, and were accrued as a rent liability as of September 30, 2013. As of December 31, 2016, the remaining accrued costs associated with the termination were $181,601.

In the fourth quarter of 2015, the Company entered a sublease agreement to sublease 3,152 square feet of the first floor office space through December 31, 2018. In July 2016, the Company and the subtenant mutually agreed to an early termination of the sublease, effective July 31, 2016.

In August 2016 the Company entered into an agreement to sublease approximately 11,000 square feet of office space through December 31, 2018. The costs associated with the sublease were $40,972 and were accrued as a rent liability as of August 31, 2016. As of December 31, 2016, the remaining accrued costs associated with the termination were $21,286. As part of the sublease agreement, the Company will sublease an additional 16,000 square feet beginning in January 2017.

The future minimum lease payments under non-cancelable leases as of December 31, 2016 are as follows (excluding sublease income):

Year	Operating Lease Payments
2017	$2,002,178
2018	2,037,858
2019	11,496

Total minimum lease payments	4,051,532
Less amounts representing sublease receipts	(1,510,631)

$2,540,901

11. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2016.

Convertible Preferred Stock and Warrants

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

The Company received net proceeds from the sale of the convertible preferred stock and warrants of $23.0 million, after offering expenses. The Company used $13.0 million of the funds to satisfy in full all amounts outstanding under the Loan Agreement with Healthcare Royalty Partners, as noted above, and anticipates using the remaining proceeds for general corporate purposes.

The designations, preferences, powers and rights of the convertible preferred shares are set forth in a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (“Certificate of Designations”) filed with the Delaware Secretary of State. The convertible preferred shares are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The convertible preferred shares bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the convertible preferred shares. Instead the value of the accrued dividends is added to the liquidation preference of the convertible preferred shares and will increase the number of shares of common stock issuable upon conversion. Each convertible preferred share is convertible at the option of the holder from and after the date of issuance with no expiration date, at an initial conversion price of $0.65 per share, subject to adjustment in the event of stock splits, dividends, mergers, sales of all or substantially all of our assets or similar transactions, subject to specified beneficial ownership issuance limitations. Each holder of convertible preferred shares has the right to require us to redeem such holder’s convertible preferred shares upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the convertible preferred shares in the event of a change of control as defined in the Certificate of Designations.

The convertible preferred shares rank senior to our common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company. No such distributions or payments upon the liquidation, dissolution and winding up of the Company may be made to the holders of common stock unless and until the holders of convertible preferred shares have received the stated value of $1,000 per share plus any accrued and unpaid dividends. Until all convertible preferred shares have been converted or redeemed, no dividends may be paid on the common stock without the express written consent of the holders of a majority of the outstanding convertible preferred shares. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock, the holders of convertible preferred shares are entitled to participate in such dividend or distribution on an as-converted basis.

On the date of the issuance, the fair value of the convertible preferred stock was greater than the allocated proceeds received for the Series A convertible preferred stock. As such, the Company accounted for the beneficial conversion feature under ASC 470-20, Debt with Conversion feature under ASC 470-20, Debt with Conversion and Other Options. The Company recorded a deemed dividend charge of $6.1 million for the accretion of a discount on the Series A convertible preferred stock. The deemed dividend was a non-cash transaction and is reflected below net loss to arrive at net loss available to common stockholders. Since the convertible preferred shares are subject to conditions for redemption that are outside the Company’s control, the convertible preferred shares are presently reported in the mezzanine section of the balance sheet.

The warrants issued in conjunction with the convertible preferred stock have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. The warrants may be exercised by any holder on a cashless basis if, at any time after the date that is 180 days after the closing, the registration statement required by the Registration Rights Agreement described below is not effective and available for resale of all of the shares of common stock issuable upon exercise of such holder’s warrants. Due to the fact that the warrants are puttable upon the occurrence of certain events outside of the Company’s control, the warrants qualify as liabilities under ASC 480-10. The calculated fair value of the warrants is classified as a liability and is periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations. See Note 12 for additional details.

On December 2, 2016 100 shares of convertible preferred stock plus accumulated dividends were converted into 155,439 common shares.

Listing Transfer to OTCQX® Best Market

On August 2, 2016, the Company received a determination letter from the Nasdaq Hearings Panel (the “Panel”) notifying the Company that its common stock would be delisted from The Nasdaq Capital Market (“Nasdaq”) and that suspension of trading in the shares would be effective at the open of business on August 4, 2016. The determination letter also indicated that Nasdaq would complete the delisting by filing a Form 25 Notification of Delisting with the Securities Exchange Commission, after applicable appeal periods have lapsed. The Panel made the determination to delist the Company’s common stock because the Company did not demonstrate compliance with the minimum $35 million market value of listed securities requirement for a period of ten consecutive trading days by August 1, 2016, as required by a decision previously issued by the Panel on May 2, 2016. The Company’s shares of common stock commenced trading on the OTCQX® Best Market on August 4, 2016 under the Company’s current ticker symbol of “STXS.”

Controlled Equity Offering

The Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”) in May 2014, as amended on March 26, 2015, with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate gross sales price of up to $18.0 million. The Company paid Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement.

There were no proceeds from the Controlled Equity Offering during the twelve months ended December 31, 2016. The Sales Agreement expired in November 2016 upon the expiration of our Registration Statement on Form S-3.

The Company has reserved shares of common stock for conversion of convertible preferred stock, exercise of warrants, and the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31, 2016	December 31, 2015
Warrants	38,963,443	2,120,365
Series A Convertible Preferred Stock Series	47,844,562	—
Stock award plans	1,524,996	731,442
Employee Stock Purchase Plan	192,290	231,298

	88,525,291	3,083,105

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

A summary of the option and stock appreciation rights activity for the year ended December 31, 2016 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2015	706,494	$1.45 - $116.40	$9.34
Granted	1,000	$1.55	$1.55
Exercised	—	—	—
Forfeited	(35,607)	$1.74 - $99.00	$19.79

Outstanding, December 31, 2016	671,887	$1.45 - $116.40	$8.77

As of December 31, 2016, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 7.06 years. Of the 671,887 options and stock appreciation rights that were outstanding as of December 31, 2016, 429,029 were vested and exercisable with a weighted average exercise price of $12.15 per share and a weighted average remaining term of 6.64 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2016
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price Per Vested Share
$0.00 - $10.00	581,142	7.67 years	$3.07	338,284	$3.26
$30.01 - $40.00	58,745	4.03 years	$34.86	58,745	$34.86
$40.01 - $50.00	12,250	2.44 years	$43.90	12,250	$43.90
$50.01 - $60.00	12,250	1.41 years	$54.90	12,250	$54.90
$90.01+	7,500	0.33 years	$113.60	7,500	$113.60

	671,887	7.06 years	$8.77	429,029	$12.15

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money at December 31, 2016. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2016 and the intrinsic value of fully vested options and stock appreciation rights outstanding at December 31, 2016 were zero based on a closing share price of $0.65 on December 31, 2016. No options or stock appreciation rights were exercised under the Company’s stock option plans during the years ended December 31, 2015 or 2016 and the Company realized no proceeds during these periods. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2016 was $1.55 per share.

A summary of the restricted stock unit activity for the year ended December 31, 2016 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2015	752,008	$2.63
Granted	862,600	$0.84
Vested	(317,962)	$2.45
Forfeited	(129,547)	$1.51

Outstanding, December 31, 2016	1,167,099	$1.48

The intrinsic value of restricted stock units outstanding at December 31, 2016 was $0.8 million based on a closing share price of $0.65 as of December 31, 2016. During the year ended December 31, 2016, the aggregate intrinsic value of restricted stock units vested was $0.3 million determined at the date of vesting.

During the fourth quarter of 2016, the Company adjusted its estimated forfeiture rates based on historical information, which resulted in an increase to share-based compensation of approximately $0.2 million for the year ended December 31, 2016.

As of December 31, 2016, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $1.8 million, net of estimated forfeitures of approximately $0.3 million. This cost will be amortized over a weighted average period of approximately one and a half years on a straight-line basis over the underlying estimated service periods and will be adjusted for subsequent changes in forfeitures.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan (“ESPP”). In June 2014, our shareholders approved a proposal to amend the ESPP to increase the number of shares authorized for issuance under the ESPP by 250,000 shares. Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2016, there were 192,290 remaining shares available for issuance under the Employee Stock Purchase Plan.

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities at December 31, 2016:
Warrants issued May 2012	$66,081	—	—	66,081
Warrants issued August 2013	151,695	—	—	151,695
Warrants issued September 2016	19,569,231	—	—	19,569,231

Total liabilities at fair value:	$19,787,007	—	—	19,787,007

Assets at December 31, 2015:
Cash equivalents	$524,083	524,083	—	—

Total assets at fair value	$524,083	524,083	—	—

Liabilities at December 31, 2015:
Warrants issued May 2012	$143,681	—	—	143,681
Warrants issued August 2013	650,449	—	—	650,449

Total liabilities at fair value:	$794,130	—	—	794,130

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $524,083 at December 31, 2015. There were no cash equivalents invested in money market funds at December 31, 2016. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the years ended December 31, 2016 and December 31, 2015. There were no transfers in or out of Level 1 during the year ended December 31, 2016.

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

The remaining warrants from the May 2012 transaction (PIPE Warrants) expire in May 2018 and were valued using an option pricing model as of December 31, 2015 using the following assumptions: 1) volatility of 113.4%; 2) risk-free interest rate of 1.06%; and 3) a closing stock price of $0.74.

The PIPE warrants were revalued using an option pricing model as of December 31, 2016 using the following assumptions: 1) volatility of 121.12%; 2) risk-free interest rate of 1.20%; and 3) a closing stock price of $0.65.

The remaining warrants from the August 2013 transaction (Exchange warrants) expire in November 2018 and were valued using an option pricing model as of December 31, 2015 using the following assumptions: 1) volatility of 182.94%; 2) risk-free interest rate of 1.31%; and 3) a closing stock price of $0.74.

The Exchange warrants were revalued using an option pricing model as of December 31, 2016 using the following assumptions: 1) volatility of 110.32%; 2) risk-free interest rate of 1.20%; and 3) a closing stock price of $0.65.

The September 2016 warrants expire in September 2021 and were valued as of September 30, 2016 using the following assumptions: 1) volatility of 120.43%; 2) risk-free interest rate of 1.14%; and 3) a closing stock price of $0.87. These warrants were revalued using an option pricing model as of December 31, 2016 using the following assumptions: 1) volatility of 121.31%; 2) risk-free interest rate of 1.93%; and 3) a closing stock price of $0.65.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) liability fair value measurement.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2016:

	Warrants issued May 2012	Warrants issued August 2013	Warrants issued September 2016	Total Liabilities
Balance at beginning of period	$143,681	$650,449	$—	$794,130
Issues	—	—	17,649,231	17,649,231
Settlements	—	—	—	—
Revaluation	(77,600)	(498,754)	1,920,000	1,343,646

Balance at end of period	$66,081	$151,695	$19,569,231	$19,787,007

The Company currently does not have derivative instruments to manage its exposure to currency fluctuations or other business risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value.

13. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015
Deferred:
Federal	$(757,955)	$(2,529,455)
State and local	(328,867)	169,266

	(1,086,822)	(2,360,189)
Valuation allowance	1,086,822	2,360,189

	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2016	2015
U.S. statutory income tax rate	34.0%	34.0%
State and local taxes, net of federal tax benefit	1.0%	1.9%
Permanent differences between book and tax	(15.9)%	5.6%
Deferred tax adjustments	(5.9)%	(9.3)%
State rate adjustments	7.4%	(0.1)%
Valuation allowance	(20.6)%	(32.1)%

Effective income tax rate	—%	—%

Included in permanent differences between book and tax in the above table are the impacts of the non-deductible mark-to-market activity associated with convertible debt and warrants as well as permanent differences such as nondeductible meals and entertainment. The state rate adjustments are a result of changes in apportionment and various state rate law changes.

The components of the deferred tax asset are as follows:

	December 31,
	2016	2015
Current accruals	$1,638,298	$1,687,951
Deferred revenue	126,631	269,797
Depreciation and amortization	2,131,933	2,269,341
Deferred compensation	1,464,533	1,389,832
Net operating loss carryovers	33,943,745	32,744,557

Deferred tax assets	39,305,140	38,361,478
Valuation allowance	(39,000,095)	(37,912,693)

Net deferred tax assets before deferred tax liabilities	305,045	448,785
Accounting method changes	(305,045)	(448,785)

Net deferred tax assets	$—	$—

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

As of December 31, 2016, we had gross federal net operating loss carryforwards of approximately $95.6 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $290 million and approximately $86 million of book/ tax differences and expiration of unused carryforwards. The federal net operating loss carryforwards will expire between 2030 and 2036. As of December 31, 2016, we had state net operating loss deferred tax assets of approximately $1.5 million which will expire at various dates between 2017 and 2036 if not utilized.

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

The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2016 accrued interest and penalties were less than $0.1 million.

At December 31, 2016 and 2015, the Company had approximately $0.1 million and $0.3 million, respectively, in reserves for uncertain tax positions.

14. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	Twelve months ended December 31,
	2016	2015
Net loss	$(5,286,720)	$(7,352,775)
Deemed dividend on convertible preferred stock	(6,145,402)	—
Cumulative dividend on convertible preferred stock	(368,152)	—

Net loss available to common stockholders	$(11,800,274)	$(7,352,775)

Weighted average shares used to compute basic and diluted net loss per share	21,807,634	21,113,203
Basic and diluted net loss per share	$(0.54)	$(0.35)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2016	2015
Shares issuable upon vesting/exercise of:
Options to purchase common stock	671,887	706,494
Series A Convertible Preferred Stock and Accumulated Dividends	37,335,618	—
Restricted stock units	1,167,099	752,008
Warrants	38,963,443	2,120,365

	78,138,047	3,578,867

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	December 31, 2016	December 31, 2015
Warranty accrual, beginning of the fiscal period	$316,835	$364,548
Accrual adjustment for product warranty	103,743	171,384
Payments made	(197,733)	(219,097)

Warranty accrual, end of the fiscal period	$222,845	$316,835

17. Related Party Transactions

In September 2016, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors whereby it agreed to sell, for an aggregate purchase price of $24.0 million, (i) an aggregate of 24,000 shares of Series A Convertible Preferred Stock, and (ii) warrants to purchase an aggregate of 36,923,078 shares of common stock (see Note 11 to the accompanying financial statements for further information). Pursuant to the transaction agreements, the Company reimbursed transaction related legal fees of $85,000 to a law firm engaged by DAFNA Capital Management. Funds managed by DAFNA Capital Management own more than 5% of the outstanding shares of the Company. Also, pursuant to the Securities Purchase Agreement, the Board appointed David Fischel, Principal at DAFNA Capital Management, and Joe Kiani, also an investor in the offering, to the Board, effective as of the closing of the Offering. Subsequent to the transaction, the Company reimbursed an additional $120,367 in transaction-related legal fees incurred by law firms engaged by these investors. In February, 2017, David Fischel was appointed acting Chief Executive Officer of Stereotaxis, Inc.

18. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

19. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Geographic revenues for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015
United States	$19,420,815	$19,757,986
International	12,743,301	17,916,538

Total	$32,164,116	$37,674,524

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

20. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2016, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2016.

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

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than May 1, 2017, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

Stereotaxis, Inc.

Attn: Martin C. Stammer

4320 Forest Park Avenue, Suite 100

St. Louis, MO 63108

314-678-6100

We intend to promptly disclose any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics by posting the relevant material on our website (www.stereotaxis.com) in accordance with SEC rules.

The following is information with respect to our executive officers:

David L. Fischel

Acting Chief Executive Officer and Chairman of the Board since February 2017

Director since September 2016

Mr. Fischel, 30, was named Acting Chief Executive Officer and Chairman of the Board on February 3, 2017. He has served as a director of Stereotaxis since leading the equity investment and positive strategic initiatives announced in September 2016. He has served for over eight years as Principal and portfolio manager for medical device investments at DAFNA Capital Management, LLC. In addition to his research responsibilities, Mr. Fischel has been deeply involved in all aspects of DAFNA Capital’s operations including legal, accounting, IT, compliance, human resources and marketing. Prior to joining DAFNA Capital, he was a research analyst at SCP Vitalife, a healthcare venture capital fund. Mr. Fischel completed his B.S. magna cum laude in Applied Mathematics with a minor in Accounting at the University of California at Los Angeles and received his MBA from Bar-Ilan University in Tel Aviv. He is a Certified Public Accountant, Chartered Financial Analyst and Chartered Alternative Investment Analyst.

Paul A. Brathwaite, Ph.D.

Vice President, Research and Development

Officer since July 2015

Dr. Brathwaite, 47, was appointed Vice President of Research and Development in 2012 and was named an officer in 2015. He joined Stereotaxis in September 2003 as a software engineer and has held several positions within the Company with increasing responsibility, including Software Project Manager, Director of Clinical Adoption Engineering, and Senior Director of Research and Development. Prior to joining Stereotaxis, Dr. Brathwaite was employed as a software engineer at AutoQuant Imaging, Inc. Dr. Brathwaite holds a Doctorate in biomedical engineering and a Master of Science in electrical engineering from the University of Iowa. He also holds a Bachelor of Science in computer engineering from Queen’s University, Canada.

Karen W. Duros

Senior Vice President, General Counsel and Secretary

Officer since October 2010

Ms. Duros, 62, joined Stereotaxis in 2010. She has over 30 years of business and corporate legal experience in large and small companies. Prior to joining Stereotaxis, she was Senior Counsel for Monsanto Company from 2005 to 2010. From 1998 to 2005, Ms. Duros held several legal positions of increasing responsibility with Great Lakes Chemical Corporation, including Vice President and Secretary from 2004 to 2005, and General Counsel of Great Lakes’ Industrial Products division from 1999 to 2005. Previously, she was Vice President, General Counsel and Secretary of Tastemaker, a joint venture of Mallinckrodt, Inc. and Hercules, Inc., and prior to that, she held several legal positions with Mallinckrodt, Inc. Ms. Duros began her legal career with the St. Louis law firm, Thompson & Mitchell. She earned a law degree from Washington University School of Law and a B.A., Political Science, from Benedictine College.

David A. Giffin

Vice President, Human Resources

Officer since May 2010

Mr. Giffin, 68, joined Stereotaxis in January 2007. He was named an officer in 2010. Mr. Giffin has over 40 years of human resources experience. Prior to joining Stereotaxis, from 2001 to 2006, Mr. Giffin was Vice President, Human Resources and Social Enterprise at Provident, Inc., a St. Louis based social service agency. Prior to that position, he was Vice President, Human Resources at Huttig Building Products from 1991 to 2001. He also has held positions as Vice President, Human Resources at St. Johns Medical Center in St. Louis; and Consultant at The Bannon Consulting Group. He spent the early years of his career with Monsanto Company where he held a variety of human resources positions with increasing responsibility. Mr. Giffin earned his M.B.A. and a B.S. in Psychology from Purdue University.

Martin C. Stammer

Chief Financial Officer

Officer since February 2013

Mr. Stammer, 36, was appointed as the Chief Financial Officer in February 2013. He previously served as Vice President, Controller since August 2012 and as Corporate Controller from July 2011 to August 2012. He joined the Company as Senior Manager, Financial Reporting in October 2009. Prior to joining the Company, from 2003 to 2009, Mr. Stammer was employed in various roles and capacities at Deloitte & Touche LLP, including most recently as Audit Manager. Mr. Stammer received his M.S. and B.S. in Accountancy from the University of Illinois and is a Certified Public Accountant.

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

In September 2016, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors whereby it agreed to sell, for an aggregate purchase price of $24.0 million, (i) an aggregate of 24,000 shares of Series A Convertible Preferred Stock, and (ii) warrants to purchase an aggregate of 36,923,078 shares of common stock (see Note 11 to the accompanying financial statements for further information). Pursuant to the transaction agreements, the Company reimbursed transaction related legal fees of $85,000 to a law firm engaged by DAFNA Capital Management. Funds managed by DAFNA Capital Management own more than 5% of the outstanding shares of the Company. Also, pursuant to the Securities Purchase Agreement, the Board appointed David Fischel, Principal at DAFNA Capital Management, and Joe Kiani, also an investor in the offering, to the Board, effective as of the closing of the Offering. Subsequent to the transaction, the Company reimbursed an additional $120,367 in transaction-related legal fees incurred by law firms engaged by these investors.

Any other information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Party Transactions” in our Proxy Statement. The information required by this item regarding director independence is incorporated by reference to the information set forth in the section titled “Corporate Governance Information” in our Proxy Statement.

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

See Exhibit Index appearing on          herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 16, 2017	By:	/s/ DAVID L. FISCHEL
David L. Fischel Acting Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Fischel and Martin C. Stammer, and each of them, his true and lawful attorneys-in-fact and agents, with full Power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full Power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. FISCHEL David L. Fischel	Chairman of the Board of Directors and Acting Chief Executive Officer (principal executive officer)	March 16, 2017

/s/ MARTIN C. STAMMER Martin C. Stammer	Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2017

/s/ DAVID W. BENFER David W. Benfer	Director	March 16, 2017

/s/ NATHAN FISCHEL Nathan Fischel	Director	March 16, 2017

/s/ JOE KIANI Joe Kiani	Director	March 16, 2017

/s/ ARUN MENAWAT Arun Menawat	Director	March 16, 2017

/s/ ROBERT J. MESSEY Robert J. Messey	Director	March 16, 2017

/s/ FRED A. MIDDLETON Fred A. Middleton	Director	March 16, 2017

/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky	Director	March 16, 2017

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at the End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2016	$93,478	$292,690	$(6,351)	$379,817
Year ended December 31, 2015	$131,464	$(9,463)	$(28,523)	$93,478

Allowance for inventories valuation:
Year ended December 31, 2016	$19,971	$283,441	$(30,798)	$272,614
Year ended December 31, 2015	$59,634	$42,258	$(81,921)	$19,971

EXHIBIT INDEX

Number	Description

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.3	Certificate of Designations, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (file No. 001-36159) filed on September 30, 2016.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Form of PIPE Warrant issued pursuant to that certain Stock and Warrant Purchase Agreement dated May 7, 2012, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.3a	Form of Warrant issued pursuant to that certain Third Amendment to Note and Warrant Purchase Agreement effective November 10, 2010, between the Registrant and certain investors named therein (included in Exhibit 10.16d).

4.3b	Form of Warrant Issued Pursuant to that Certain Fourth Amendment to Note and Warrant Purchase Agreement dated March 30, 2012, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2012.

4.3c	Form of Warrant issued pursuant to that certain Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Company and certain investors named therein (included in Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.).

4.3d	Form of Warrant issued pursuant to that certain Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Company and certain investors named therein (included in Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012).

4.3e	Amendment to Warrants of Stereotaxis, Inc., dated May 10, 2012, by and between the Company and the Warrant Holders, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

4.3f	Form of Warrant issued pursuant to that certain Seventh Amendment to Note and Warrant Purchase Agreement dated March 29, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.5i of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2013.

4.3g	Form of Warrant issued pursuant to that certain Eighth Amendment to Note and Warrant Purchase Agreement dated June 28, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed for the fiscal quarter ended June 30, 2013.

Number	Description

4.3h	Form of Warrant issued to certain investors in connection with extensions of loan guarantees by such investors, incorporated by reference to Exhibit 4.5k of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2013.

4.4	Form of Warrant issued pursuant to that certain Exchange Agreement, dated August 7, 2013, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

4.5	Form of Warrant incorporated by reference to Exhibit 410.1 of the Registrant’s Current Report on Form 8-K (file No. 001-36159) filed on September 28, 2016.

10.1a#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 9, 2016, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.1b#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2016.

10.1c#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1d#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013, incorporated by reference to Exhibit 10.1d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1e#	Amended and Restated Stereotaxis, Inc. Stock Incentive Plan, as adopted February 9, 2016, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2016.

10.2#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.3a#	Amended and Restated Stereotaxis, Inc. Employee Stock Purchase Plan, as adopted March 27, 2014, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.3b#	Amendment to Stereotaxis, Inc. 2009 Employee Stock Purchase Plan, as adopted February 27, 2015, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2015.

10.4#	Executive Employment Agreement dated May 30, 2014, between Stereotaxis, Inc. and William C. Mills III, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on June 2, 2014.

10.5#	Form of Amended and Restated Executive Employment Agreement, 2013, between certain executive officers and the Company, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.6#	Summary of Management Bonus Plan adopted as of February 24, 2015, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No, 001-36159) for the fiscal quarter ended March 31, 2015.

10.7#	Description of compensation of named executive officers, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

Number	Description

10.8#	Summary of Non-Employee Director Compensation Program, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2014.

10.9a†	Collaboration Agreement dated June 8, 2001, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.9b†	Extended Collaboration Agreement dated May 27, 2003, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.9c†	Amendment to Collaboration Agreement dated May 5, 2006, between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.10a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.10b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.10c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.10d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.10e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.10f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.10g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

10.10h†	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010, incorporated by reference to Exhibit 10.13h of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010.

10.10i	Seventh Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc., effective December 5, 2011, incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

Number	Description

10.11	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.12†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.13a†	Office Lease dated November 15, 2004, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.13b	Amendment to Office Lease dated November 30, 2007, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.13c	Second Amendment to Office Lease dated May 1, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17c of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.13d	Third Amendment to Office Lease dated August 14, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17d of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.13e	Fourth Amendment to Office Lease, effective October 1, 2015, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.13e of the Registrant’s Form 10-K (File No. 001-36159) filed on March 11, 2016.

10.14a	Securities Purchase Agreement, dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.14b	Form of Convertible Debt Registration Rights Agreement incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.14c	Form of Amendment and Exchange Agreement between Company and each of the holders of its convertible debentures participating in the exchange, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

10.15a	Second Amended and Restated Loan and Security Agreement, effective November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.15b	First Loan Modification Agreement (Domestic), between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.15c	Second Amendment to the Amended and Restated Loan and Security Agreement (Domestic) dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

Number	Description

10.15d	Third Amendment to Amended and Restated Loan and Security Agreement (Domestic), dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.75 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.15e	Fourth Loan Modification Agreement (Domestic), dated December 28, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.15f	Fifth Loan Modification Agreement (Domestic) dated March 29, 2013 between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.15g	Sixth Loan Modification and Waiver Agreement (Domestic), dated June 28, 2013, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.15h	Seventh Loan Modification and Waiver Agreement (Domestic), dated July 31, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

10.15i	Eighth Loan Modification Agreement (Domestic), dated August 30, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

10.15j	Ninth Loan Modification Agreement (Domestic), dated March 28, 2014, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 31, 2014.

10.15k	Tenth Loan Modification Agreement (Domestic), dated March 27, 2015, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 30, 2015.

10.15l	Eleventh Loan Modification Agreement (Domestic), dated May 10, 2016, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 11, 2016.

10.16a	Note and Warrant Purchase Agreement, effective February 7, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.16b	First Amendment to Note and Warrant Purchase Agreement, effective December 29, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008.

10.16c	Second Amendment to Note and Warrant Purchase Agreement, effective October 9, 2009, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.16d	Third Amendment to Note and Warrant Purchase Agreement, effective November 10, 2010, between the Registrant and the investors named therein incorporated by reference to Exhibit 10.21d of the Registrant’s Form 10-K (File No. 000-50884) filed for the fiscal year ended December 31, 2010.

10.16e	Fourth Amendment to the Note and Warrant Purchase Agreement between the Registrant and the investors named therein, dated March 30, 2012, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

Number	Description

10.16f	Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.16g	Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.16h	Seventh Amendment to Note and Warrant Purchase Agreement, dated March 29, 2013, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.16i	Eighth Amendment to Note and Warrant Purchase Agreement, dated June 28, 2013, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.17a	Loan Agreement dated as of November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Healthcare Royalty Partners II, L.P. f/k/a Cowen Healthcare Royalty Partners II LLC incorporated by reference to Exhibit 10.22a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.17b	Intercreditor Agreement dated as of December 5, 2011, by and among the Company, Stereotaxis International, Inc., Healthcare Royalty Partners II, L.P. f/k/a Cowen Healthcare Royalty Partners II LLC and Silicon Valley Bank incorporated by reference to Exhibit 10.22a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.18	Stock and Warrant Purchase Agreement, effective May 7, 2012, between the Company, and certain purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.19a	Consulting Agreement effective June 4, 2014, between Stereotaxis, Inc. and Eric N. Prystowsky, M.D., incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.19b	Amendment No. 2, dated June 2, 2016, to Consulting Agreement, dated June 4, 2014, between Stereotaxis, Inc. and Eric N. Prystowsky, M.D. filed herewith.

10.20	Purchase Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

10.21	Registration Rights Agreement, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

Number	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan.
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.