Form 10-Q
period 2017-03-31
Stereotaxis, Inc.
filed 2017-05-10
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on April 28, 2017 was 22,546,867.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,739,124	$8,501,392
Accounts receivable, net of allowance of $600,567 and $379,817 in 2017 and 2016, respectively	5,316,935	4,665,959
Inventories	5,658,369	5,381,103
Prepaid expenses and other current assets	911,829	855,295

Total current assets	17,626,257	19,403,749
Property and equipment, net	935,095	1,086,244
Intangible assets, net	386,738	436,569
Other assets	41,394	39,241

Total assets	$18,989,484	$20,965,803

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,215,111	$2,623,010
Accrued liabilities	4,085,696	4,491,164
Deferred revenue	9,374,879	8,751,336
Warrants	16,657,699	19,787,007

Total current liabilities	32,333,385	35,652,517
Long-term deferred revenue	435,542	522,329
Other liabilities	320,545	320,409

Total liabilities	33,089,472	36,495,255
Convertible Preferred stock:
Convertible Preferred stock, par value $0.001; 10,000,000 shares authorized, 23,900 shares outstanding at 2017 and 2016	5,960,475	5,960,475
Stockholders’ deficit:
Common stock, par value $0.001; 300,000,000 shares authorized, 22,545,128 and 22,063,582 shares issued at 2017 and 2016, respectively	22,545	22,064
Additional paid in capital	450,191,422	449,939,406
Treasury stock, 4,015 shares at 2017 and 2016	(205,999)	(205,999)
Accumulated deficit	(470,068,431)	(471,245,398)

Total stockholders’ deficit	(20,060,463)	(21,489,927)

Total liabilities and stockholders’ deficit	$18,989,484	$20,965,803

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Systems	$218,895	$2,075,019
Disposables, service and accessories	6,758,777	6,572,987

Total revenue	6,977,672	8,648,006
Cost of revenue:
Systems	220,443	1,083,099
Disposables, service and accessories	1,036,182	1,097,715

Total cost of revenue	1,256,625	2,180,814
Gross margin	5,721,047	6,467,192
Operating expenses:
Research and development	1,158,434	1,473,086
Sales and marketing	3,625,601	3,894,113
General and administrative	2,839,870	2,586,791

Total operating expenses	7,623,905	7,953,990

Operating loss	(1,902,858)	(1,486,798)
Other income	3,129,308	31,294
Interest income	7	222
Interest expense	(49,490)	(819,019)

Net income (loss)	$1,176,967	$(2,274,301)
Cumulative dividend on convertible preferred stock	(363,188)	—
Net income attributable to convertible preferred stock	(509,323)	—

Earnings (net loss) attributable to common stockholders	$304,456	$(2,274,301)

Earnings (net loss) per common share:
Basic	$0.01	$(0.11)
Diluted	$0.01	$(0.11)

Weighted average shares used in computing earnings (net loss) per common share:
Basic	22,318,000	21,611,612
Diluted	22,331,683	21,611,612

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net earnings (loss)	$1,176,967	$(2,274,301)
Adjustments to reconcile net earnings (loss) to cash used in operating activities:
Depreciation	140,848	97,394
Amortization of intangibles	49,831	49,830
Amortization of deferred finance costs	24,657	54,937
Share-based compensation	243,161	270,102
Loss on asset disposal	14,598	—
Adjustment of warrants	(3,129,308)	(31,294)
Changes in operating assets and liabilities:
Accounts receivable	(650,976)	(21,190)
Inventories	(277,266)	57,919
Prepaid expenses and other current assets	18,809	(407,930)
Other assets	(2,153)	(648)
Accounts payable	(407,899)	202,111
Accrued liabilities	(405,468)	(812,995)
Deferred revenue	536,756	(1,045,958)
Other liabilities	136	(5,170)

Net cash used in operating activities	(2,667,307)	(3,867,193)
Cash flows from investing activities
Purchase of fixed assets	(4,297)	—

Net cash used in investing activities	(4,297)	—
Cash flows from financing activities
Payments of deferred financing costs	(100,000)	(100,000)
Proceeds from (payments of) Healthcare Royalty Partners debt	—	(30,830)
Proceeds from issuance of stock, net of issuance costs	9,336	7,392

Net cash provided by (used in) financing activities	(90,664)	(123,438)

Net increase (decrease) in cash and cash equivalents	(2,762,268)	(3,990,631)

Cash and cash equivalents at beginning of period	8,501,392	5,593,582

Cash and cash equivalents at end of period	$5,739,124	$1,602,951

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

The Niobe system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. As of March 31, 2017, the Company had an installed base of 129 Niobe ES systems.

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

The Company believes the cash on hand at March 31, 2017 as well as expected borrowing capacity available will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. This evaluation assumes the Company is able to renew and has the ability to borrow under its asset based revolving credit facility which matures on March 31, 2018. The Company expects to be able to renew this facility at similar terms, as it has successfully done so in the past. There is no assurance that the revolving credit facility will be renewed in a timely manner, in amounts that are sufficient to meet the Company’s obligations as they become due, or on terms acceptable to the Company, or at all. The Company has sustained operating losses throughout its corporate history and expects that its 2017 expenses will exceed its 2017 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. Accordingly, management has analyzed its planned operations to evaluate the Company’s ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company’s plans, which are probable of effectively being implemented and improving the liquidity conditions, primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through capital transactions. Specifically, cash outflows for operating expenses could be reduced or delayed by transitioning certain cash payments to stock payments, by reducing project expenses, or by reducing headcount. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (SEC) on March 16, 2017.

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

Net Earnings (Loss) per Common Share (“EPS”)

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the number of common shares outstanding during the period. We apply the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our Convertible Preferred Stock is a participating security. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. In periods where there is a net loss, the two-class method of computing earnings per share does not apply as our Convertible Preferred Stock does not contractually participate in our losses. We compute diluted net income (loss) per common share using net income (loss) as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, warrants, unvested restricted stock units outstanding during the period and potential issuance of stock upon the conversion of our Convertible Preferred Stock issued and outstanding during the period, except where the effect of such securities would be antidilutive.

The following table sets forth the computation of basic and diluted EPS:

	Three months ended March 31,
	2017	2016
Net income (loss)	$1,176,967	$(2,274,301)
Cumulative dividend on convertible preferred stock	(363,188)	—
Net income attributable to convertible preferred stock	(509,323)	—

Earnings (net loss) attributable to common stockholders	$304,456	$(2,274,301)

Shares used for basic EPS-weighted average shares	22,318,000	21,611,612
Effect of dilutive securities:	—	—
Restricted Stock Units	13,683	—
Stock Options, Appreciation Rights and Warrants	—	—

Weighted average shares used in computing earnings (net loss) per share	22,331,683	21,611,612
Basic EPS	$0.01	$(0.11)
Diluted EPS	$0.01	$(0.11)

The following potential common shares were excluded from diluted EPS for the three months ended March 31, 2017 as they were antidilutive: 665,477 stock options and stock appreciation rights, 671,929 restricted stock units, and 38,887,708 warrants.

In addition, the Company did not include any portion of unearned restricted stock units, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share for the three months ended March 31, 2016 because all such securities are anti-dilutive for the period. The Company had no unearned restricted shares during either period.

As of March 31, 2017, the Company had 665,477 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $8.41 per share, 38,887,708 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.83 per share, 37,892,041 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock and accumulated dividends at an exercise price of $0.65 per share, and 685,612 shares of unvested restricted share units.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Company) and interim periods within those fiscal years, with earlier application permitted. The Company has adopted this guidance in the first quarter of 2017. The adoption of ASU 2016-09 did not materially impact the Company’s consolidated financial position, results of operations, equity or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” regarding the subsequent measurement of inventory as part of its Simplification Initiative. This standard is effective for public companies for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Company), including interim periods within those fiscal years. This Update should be applied prospectively, and early application is permitted as of the beginning of an interim or annual reporting period. The Company adopted this accounting standard update in the first quarter of 2017. The adoption of ASU 2015-11 did not materially impact the company’s results of operations, financial conditions, cash flows, or financial statement presentation.

In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for interim and annual periods beginning after December 31, 2018 (January 1, 2019 for the Company), with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017 (December 31, 2016 for the Company). Early adoption is permitted. The Company adopted this accounting standard update effective December 31, 2016 and provided the relevant disclosures in Note 1.

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

3. Inventories

Inventories consist of the following:

	March 31, 2017	December 31, 2016
Raw materials	$2,476,142	$2,397,430
Work in process	349,597	341,125
Finished goods	3,126,728	2,915,162
Reserve for obsolescence	(294,098)	(272,614)

Total inventory	$5,658,369	$5,381,103

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2017	December 31, 2016
Prepaid expenses	$496,267	$575,886
Deferred financing costs	100,000	24,658
Deposits	356,956	293,992

Total prepaid expenses and other assets	953,223	894,536
Less: Noncurrent prepaid expenses and other assets	(41,394)	(39,241)

Total current prepaid expenses and other assets	$911,829	$855,295

5. Property and Equipment

Property and equipment consist of the following:

	March 31, 2017	December 31, 2016
Equipment	$8,234,491	$8,397,528
Equipment held for lease	303,412	303,412
Leasehold improvements	2,714,486	2,719,860

	11,252,389	11,420,800
Less: Accumulated depreciation	(10,317,294)	(10,334,556)

Net property and equipment	$935,095	$1,086,244

6. Intangible Assets

As of March 31, 2017, the Company had total intangible assets of $3,221,069. Accumulated amortization at March 31, 2017, was $2,834,331.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2017	2016
Accrued salaries, bonus, and benefits	$2,274,587	$2,452,183
Accrued rent	723,770	965,412
Accrued licenses and maintenance fees	559,605	561,450
Accrued warranties	193,064	222,845
Accrued taxes	265,901	219,017
Accrued professional services	116,700	180,450
Other	272,614	210,216

Total accrued liabilities	4,406,241	4,811,573
Less: Long term accrued liabilities	(320,545)	(320,409)

Total current accrued liabilities	$4,085,696	$4,491,164

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of March 31, 2017, the remaining accrued costs associated with the termination were $160,065.

In the fourth quarter of 2015, the Company entered an agreement to sublease 3,152 square feet of the first floor office space through December 31, 2018. In July 2016, the Company and the subtenant mutually agreed to an early termination of the sublease, effective July 31, 2016.

In August 2016 the Company entered into an agreement to sublease approximately 11,000 square feet of office space through December 31, 2018. The costs associated with the sublease were $40,972 and were accrued as a rent liability as of August 31, 2016. In January 2017, as part of the sublease agreement, the Company subleased an additional 16,000 square feet through December 31, 2018. The costs associated with the January sublease were $28,208. As of March 31, 2017, the remaining accrued costs associated with the termination were $44,687.

8. Deferred Revenue

Deferred revenue consists of the following:

	March 31,	December 31,
	2017	2016
Product shipped, revenue deferred	$467,383	$549,709
Customer deposits	2,910,000	2,910,000
Deferred service and license fees	6,433,038	5,813,956

Total deferred revenue	9,810,421	9,273,665
Less: Long-term deferred revenue	(435,542)	(522,329)

Total current deferred revenue	$9,374,879	$8,751,336

9. Long-Term Debt and Credit Facilities

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

As of March 31, 2017, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of March 31, 2017, the Company had a borrowing capacity of $4.3 million based on the Company’s collateralized assets. The Company’s total liquidity as of March 31, 2017, was $10.0 million which included cash and cash equivalents of $5.7 million.

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

In September 2016, the Company extinguished the remainder of the debt of $18.1 million, net of deferred financing costs of approximately $0.3 million, as well as accrued interest of $0.5 million for $13.0 million based upon an agreement entered into with Healthcare Royalty Partners. After the loan obligation was repaid, the royalties under the Biosense Agreement will again be paid to the Company. As a result of the debt extinguishment, the company recognized a net gain of $5.6 million in fiscal 2016.

10. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of March 31, 2017.

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

The warrants issued in conjunction with the convertible preferred stock have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. The warrants may be exercised by any holder on a cashless basis if, at any time after the date that is 180 days after the closing, the registration statement required by the Registration Rights Agreement is not effective and available for resale of all of the shares of common stock issuable upon exercise of such holder’s warrants. Due to the fact that the warrants are puttable upon the occurrence of certain events outside of the Company’s control, the warrants qualify as liabilities under ASC 480-10. The calculated fair value of the warrants is classified as a liability and is periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations. See Note 11 for additional details.

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

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In July 2012, the Compensation Committee of the Board of Directors adopted the 2012 Stock Incentive Plan (the “Plan”) which was subsequently approved by the Company’s shareholders. This plan replaced the 2002 Stock Incentive Plan which expired on March 25, 2012.

On June 5, 2013, June 10, 2014, and on May 24, 2016 the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under each of the amendments on June 5, 2013 and June 10, 2014, the number of shares authorized for issuance under the Plan was increased by one million shares. The amendment on May 24, 2016 increased the number of shares authorized for issuance under the Plan by 1.5 million shares. At March 31, 2017, the Company had 1,540,856 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2017, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $1.1 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three month period ended March 31, 2017 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2016	671,887	$1.45 - $116.40	$8.77
Granted		—	—
Exercised	—	—	—
Forfeited	(6,410)	$2.15 - $102.40	$45.80

Outstanding, March 31, 2017	665,477	$1.45 - $116.40	$8.41

A summary of the restricted stock unit activity for the three month period ended March 31, 2017 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2016	1,167,099	$1.48
Granted	20,000	$0.71
Vested	(466,487)	$1.80
Forfeited	(35,000)	$1.49

Outstanding, March 31, 2017	685,612	$1.24

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities at March 31, 2017:
Warrants issued May 2012	$12,731	—	—	12,731
Warrants issued August 2013	103,429	—	—	103,429
Warrants issued September 2016	16,541,539	—	—	16,541,539

Total liabilities at fair value:	$16,657,699	—	—	16,657,699

Assets at December 31, 2016:
Cash equivalents	$—	—	—	—

Total assets at fair value	$—	—	—	—

Liabilities at December 31, 2016:
Warrants issued May 2012	$66,081	—	—	66,081
Warrants issued August 2013	151,695	—	—	151,695
Warrants issued September 2016	19,569,231	—	—	19,569,231

Total liabilities at fair value:	$19,787,007	—	—	19,787,007

Level 1

The Company does not have any financial assets or liabilities classified as Level 1.

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

The remaining warrants from the May 2012 transaction (PIPE Warrants) expire in May 2018 and were revalued as of March 31, 2017 using the following assumptions: 1) volatility of 96.06%; 2) risk-free interest rate of 1.03%; and 3) a closing stock price of $0.57.

The remaining warrants from the August 2013 transaction (Exchange Warrants) expire in November 2018 and were revalued as of March 31, 2017 using the following assumptions: 1) volatility of 113.29%; 2) risk-free interest rate of 1.28%; and 3) a closing stock price of $0.57.

The remaining warrants from the September 2016 transaction expire in September 2021 and were valued as of March 31, 2017 using the following assumptions: 1) volatility of 120.29%; 2) risk-free interest rate of 1.96%; and 3) a closing stock price of $0.57.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three month period ended March 31, 2017:

	Warrants issued May 2012	Warrants issued August 2013	Warrants issued September 2016	Total Liabilities
Balance at beginning of period	$66,081	$151,695	$19,569,231	$19,787,007
Issues	—	—	—	0
Settlements	—	—	—	—
Revaluation	(53,350)	(48,266)	(3,027,692)	(3,129,308)

Balance at end of period	$12,731	$103,429	$16,541,539	$16,657,699

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	March 31, 2017	December 31, 2016
Warranty accrual, beginning of the fiscal period	$222,845	$316,835
Accrual adjustment for product warranty	(19,612)	103,743
Payments made	(10,169)	(197,733)

Warranty accrual, end of the fiscal period	$193,064	$222,845

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Item 1A. Risk Factors.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, and results of operations. Such statements include, but are not limited to, statements preceded by, followed by, or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “can”, “could”, “may”, “would”, or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they are made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

The Niobe ES system is the latest generation of the Niobe Remote Magnetic Navigation System (“Niobe system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, Japan and various other countries. As of March 31, 2017, the Company had an installed base of 129 Niobe ES systems.

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

The Company believes the cash on hand at March 31, 2017 as well as expected borrowing capacity available will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. This evaluation assumes the Company is able to renew and has the ability to borrow under its asset based revolving credit facility which matures on March 31, 2018. The Company expects to be able to renew this facility at similar terms, as it has successfully done so in the past. There is no assurance that the revolving credit facility will be renewed in a timely manner, in amounts that are sufficient to meet the Company’s obligations as they become due, or on terms acceptable to the Company, or at all. The Company has sustained operating losses throughout its corporate history and expects that its 2017 expenses will exceed its 2017 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. Accordingly, management has analyzed its planned operations to evaluate the Company’s ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company’s plans, which are probable of effectively being implemented and improving the liquidity conditions, primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through capital transactions. Specifically, cash outflows for operating expenses could be reduced or delayed by transitioning certain cash payments to stock payments, by reducing project expenses, or by reducing headcount. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue. Revenue decreased from $8.6 million for the three months ended March 31, 2016 to $7.0 million for the three months ended March 31, 2017, a decrease of 19%. Revenue from the sale of systems decreased from $2.1 million to $0.2 million, a decrease of approximately 89%, primarily due to decreased Niobe system sales volumes. We recognized a total of $0.2 million for Odyssey systems during the 2017 period. System revenue for the prior period included one Niobe system and a total of $0.9 million for Odyssey and Odyssey Cinema systems. Revenue from sales of disposable interventional devices, service and accessories increased to $6.8 million for the three months ended March 31, 2017 from $6.6 million for the three months ended March 31, 2016, an increase of approximately 3% due to higher disposable unit sales.

Cost of Revenue. Cost of revenue decreased to $1.3 million for the three months ended March 31, 2017 from $2.2 million for the three months ended March 31, 2016. As a percentage of our total revenue, overall gross margin increased to 82% for the three months ended March 31, 2017 from 75% for the three months ended March 31, 2016. Cost of revenue for systems sold decreased from $1.1 million for the three months ended March 31, 2016 to $0.2 million for the three months ended March 31, 2017. Gross margin for systems decreased to 0% for the three months ended March 31, 2017 from 48% for the three months ended March 31, 2016 due to a change in product mix and a limited number of revenue transactions. Cost of revenue for disposables, service, and accessories decreased to $1.0 million for the three months ended March 31, 2017 from $1.1 million for the three months ended March 31, 2016, driven by lower expenses incurred under service contracts in the current year period. Gross margin for disposables, service, and accessories was 85% for the current quarter compared to 83% for the three months ended March 31, 2016.

Research and Development Expenses. Research and development expenses decreased from $1.5 million for the three months ended March 31, 2016 to $1.2 million for the three months ended March 31, 2017, a decrease of approximately 21%. This decrease was primarily due to lower headcount costs, rent costs, and timing of project based expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.9 million for the three months ended March 31, 2016 to $3.6 million for the three months ended March 31, 2017, a decrease of approximately 7%. This decrease was primarily due to lower headcount costs and related travel expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and routine training expenses. General and administrative expenses increased from $2.6 million for the three months ended March 31, 2016 to $2.8 million for the three months ended March 31, 2017, an increase of approximately 10%. This increase was primarily driven by one time severance payments partially offset by lower consulting costs.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense decreased from $0.8 million for the three months ended March 31, 2016 to less than $0.1 million for the three months ended March 31, 2017 due to the extinguishment of the Healthcare Royalty Partners debt.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At March 31, 2017 we had $5.7 million of cash and equivalents. We had working capital deficits of $14.7 million and $16.2 million as of March 31, 2017 and December 31, 2016, respectively. The decrease in the working capital deficit was primarily driven by the revaluation of the warrants issued with the convertible preferred stock transaction, partially offset by the first quarter operating loss. At March 31, 2017 these and other warrants were recorded as a current liability in the amount of $16.7 million as compared to $19.8 million as of December 31, 2016. See Footnote 11 for additional details.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash flow used in operating activities	$(2,667)	$(3,867)
Cash flow used in investing activities	(4)	—
Cash flow used in financing activities	(91)	(123)

Net cash used in operating activities. We used approximately $2.7 million and $3.9 million of cash for operating activities during the three months ended March 31, 2017 and 2016, respectively. The decrease in cash used in operating activities was driven by changes in working capital and reduced operating losses.

Net cash used in investing activities. We used approximately $4,000 of cash during the three month period ended March 31, 2017 for the purchases of equipment, and there were no purchases of equipment for the three month period ended March 31, 2016.

Net cash used in financing activities. We used approximately $91,000 of cash for the three month periods ended March 31, 2017 and March 31, 2016. The cash used in both periods was driven by payments of deferred financing costs.

The Company believes the cash on hand at March 31, 2017 as well as expected borrowing capacity available will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. This evaluation assumes the Company is able to renew and borrow under its asset based revolving credit facility which matures on March 31, 2018. The Company expects to be able to renew this facility at similar terms, as it has successfully done so in the past. There is no assurance that the revolving credit facility will be renewed in a timely manner, in amounts that are sufficient to meet the Company’s obligations as they become due, or on terms acceptable to the Company, or at all. The Company has sustained operating losses throughout its corporate history and expects that its 2017 expenses will exceed its 2017 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company’s plans, which are probable of effectively being implemented and improving the liquidity conditions, primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through capital transactions. Specifically, cash outflows for operating expenses could be reduced or delayed by transitioning certain cash payments to stock payments, by reducing project expenses, or by reducing headcount. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

Capital Resources

As of March 31, 2017, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank.

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

As of March 31, 2017, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of March 31, 2017, the Company had a borrowing capacity of $4.3 million based on the Company’s collateralized assets. The Company’s total liquidity as of March 31, 2017, was $10.0 million which included cash and cash equivalents of $5.7 million.

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

In September 2016, the Company extinguished the remainder of the debt of $18.1 million, net of deferred financing costs of approximately $0.3 million, as well as accrued interest of $0.5 million for $13.0 million based upon an agreement entered into with Healthcare Royalty Partners. After the loan obligation was repaid, royalties under the Biosense Agreement will again be paid to the Company. As a result of the debt extinguishment, the company recognized a net gain of $5.6 million in fiscal 2016.

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of March 31, 2017.

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

The warrants issued in conjunction with the convertible preferred stock have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. The warrants may be exercised by any holder on a cashless basis if, at any time after the date that is 180 days after the closing, the registration statement required by the Registration Rights Agreement is not effective and available for resale of all of the shares of common stock issuable upon exercise of such holder’s warrants. Due to the fact that the warrants are puttable upon the occurrence of certain events outside of the Company’s control, the warrants qualify as liabilities under ASC 480-10. The calculated fair value of the warrants is classified as a liability and is periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations. See Note 11 for additional details.

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

Additional Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

STEREOTAXIS, INC. (Registrant)

Date: May 10, 2017	By:	/s/ David L. Fischel
David L. Fischel Acting Chief Executive Officer

Date: May 10, 2017	By:	/s/ Martin C. Stammer
Martin C. Stammer, Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-36159) filed on September 30, 2016.

10.1	Summary of Non-Employee Director Compensation Program, effective January 1, 2017, filed herewith.

10.2	Form of Restricted Share Unit Terms of Award under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.