Form 10-Q
period 2017-06-30
Stereotaxis, Inc.
filed 2017-08-10
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).     ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on July 31, 2017 was 22,753,121.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,035,463	$8,501,392
Accounts receivable, net of allowance of $603,588 and $379,817 in 2017 and 2016, respectively	4,876,716	4,665,959
Inventories	4,984,115	5,381,103
Prepaid expenses and other current assets	617,412	855,295

Total current assets	15,513,706	19,403,749
Property and equipment, net	792,367	1,086,244
Intangible assets, net	336,908	436,569
Other assets	41,047	39,241

Total assets	$16,684,028	$20,965,803

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,737,247	$2,623,010
Accrued liabilities	3,887,511	4,491,164
Deferred revenue	8,101,667	8,751,336
Warrants	16,357,444	19,787,007

Total current liabilities	30,083,869	35,652,517
Long-term deferred revenue	377,076	522,329
Other liabilities	321,316	320,409

Total liabilities	30,782,261	36,495,255
Convertible Preferred stock:
Convertible Preferred stock, par value $0.001; 10,000,000 shares authorized, 23,900 shares outstanding at 2017 and 2016	5,960,475	5,960,475
Stockholders’ deficit:
Common stock, par value $0.001; 300,000,000 shares authorized, 22,612,043 and 22,063,582 shares issued at 2017 and 2016, respectively	22,612	22,064
Additional paid in capital	450,370,408	449,939,406
Treasury stock, 4,015 shares at 2017 and 2016	(205,999)	(205,999)
Accumulated deficit	(470,245,729)	(471,245,398)

Total stockholders’ deficit	(20,058,708)	(21,489,927)

Total liabilities and stockholders’ deficit	$16,684,028	$20,965,803

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Systems	$1,828,439	$935,978	$2,047,334	$3,010,997
Disposables, service and accessories	6,638,587	6,938,645	13,397,364	13,511,632

Total revenue	8,467,026	7,874,623	15,444,698	16,522,629
Cost of revenue:
Systems	920,517	395,898	1,140,961	1,478,996
Disposables, service and accessories	1,281,729	699,173	2,317,911	1,796,888

Total cost of revenue	2,202,246	1,095,071	3,458,872	3,275,884
Gross margin	6,264,780	6,779,552	11,985,826	13,246,745
Operating expenses:
Research and development	1,281,264	1,421,380	2,439,697	2,894,465
Sales and marketing	3,472,619	4,211,706	7,098,219	8,105,819
General and administrative	1,945,676	2,786,046	4,785,546	5,372,838

Total operating expenses	6,699,559	8,419,132	14,323,462	16,373,122

Operating loss	(434,779)	(1,639,580)	(2,337,636)	(3,126,377)
Other income	300,255	135,370	3,429,563	166,664
Interest income	1	140	9	362
Interest expense	(42,776)	(829,046)	(92,267)	(1,648,066)

Net income (loss)	$(177,299)	$(2,333,116)	$999,669	$(4,607,417)
Cumulative dividend on convertible preferred stock	(369,661)	—	(732,849)	—
Net income attributable to convertible preferred stock	—	—	(167,539)	—

Earnings (net loss) attributable to common stockholders	$(546,960)	$(2,333,116)	$99,281	$(4,607,417)

Earnings (net loss) per common share:
Basic	$(0.02)	$(0.11)	$0.00	$(0.21)
Diluted	$(0.02)	$(0.11)	$0.00	$(0.21)

Weighted average shares used in computing earnings (net loss) per common share:
Basic	22,581,330	21,793,583	22,450,392	21,702,597
Diluted	22,581,330	21,793,583	22,458,479	21,702,597

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net earnings (loss)	$999,669	$(4,607,417)
Adjustments to reconcile net earnings (loss) to cash used in operating activities:
Depreciation	277,402	185,802
Amortization of intangibles	99,661	99,660
Amortization of deferred finance costs	49,588	108,850
Share-based compensation	412,678	566,975
Loss on asset disposal	20,772	—
Adjustment of warrants	(3,429,563)	(166,664)
Changes in operating assets and liabilities:
Accounts receivable	(210,757)	1,318,967
Inventories	396,988	(806,755)
Prepaid expenses and other current assets	288,295	147,942
Other assets	(1,806)	(13,081)
Accounts payable	(885,763)	587,562
Accrued liabilities	(603,653)	(627,335)
Deferred revenue	(794,922)	(1,398,213)
Other liabilities	907	(5,307)

Net cash used in operating activities	(3,380,504)	(4,609,014)
Cash flows from investing activities
Purchase of fixed assets	(4,297)	—

Net cash used in investing activities	(4,297)	—
Cash flows from financing activities
Payments of deferred financing costs	(100,000)	(100,000)
Proceeds from (payments of) revolving line of credit	—	3,000,000
Payments of Healthcare Royalty Partners debt	—	(23,709)
Proceeds from issuance of stock, net of issuance costs	18,872	(2,770)

Net cash provided by (used in) financing activities	(81,128)	2,873,521

Net increase (decrease) in cash and cash equivalents	(3,465,929)	(1,735,493)

Cash and cash equivalents at beginning of period	8,501,392	5,593,582

Cash and cash equivalents at end of period	$5,035,463	$3,858,089

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

The Niobe system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. As of June 30, 2017, the Company had an installed base of 128 Niobe ES systems.

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

The core components of Stereotaxis systems, such as the Niobe system, Odyssey Solution, Cardiodrive and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and European Union. The V-CAS Deflect catheter advancement system has been CE Marked for sale in the European Union.

We have alliances with each of Biosense Webster, Inc., Philips Medical Systems, and Siemens AG Medical Solutions, through which we integrate our Niobe system with their respective digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of such alliances, or the establishment of equivalent alternatives, is critical to our commercialization efforts. The commercial availability of currently compatible digital imaging fluoroscopy systems is unlikely to continue indefinitely and efforts are being made to ensure the availability of integrated next generation systems and/or equivalent alternatives; however, we cannot assure as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

The Company believes the cash on hand at June 30, 2017 and expected borrowing capacity available will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. This evaluation assumes the Company is able to renew and has the ability to borrow under its asset based revolving credit facility which matures on March 31, 2018. The Company expects to be able to renew this facility at similar terms, as it has successfully done so in the past. There is no assurance that the revolving credit facility will be renewed in a timely manner, in amounts that are sufficient to meet the Company’s obligations as they become due, or on terms acceptable to the Company, or at all. The Company has sustained operating losses throughout its corporate history and expects that its 2017 expenses will exceed its 2017 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. Accordingly, management has analyzed its planned operations to evaluate the Company’s ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company’s plans for improving its liquidity conditions, which are probable of effectively being implemented, primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through capital transactions. Specifically, cash outflows for operating expenses could be reduced or delayed by transitioning certain cash payments to stock payments, by reducing project expenses, or by reducing headcount. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or for future operating periods.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(177,299)	$(2,333,116)	$999,669	$(4,607,417)
Cumulative dividend on convertible preferred stock	(369,661)	—	(732,849)	—
Net income attributable to convertible preferred stock	—	—	(167,539)	—

Earnings (net loss) attributable to common stockholders	$(546,960)	$(2,333,116)	$99,281	$(4,607,417)

Shares used for basic EPS-weighted average shares	22,581,330	21,793,583	22,450,392	21,702,597
Effect of dilutive securities:	—	—	—	—
Restricted Stock Units	—	—	8,087	—
Stock Options, Appreciation Rights and Warrants	—	—	—	—
Weighted average shares used in computing earnings (net loss) per share	22,581,330	21,793,583	22,458,479	21,702,597
Basic EPS	$(0.02)	$(0.11)	$0.00	$(0.21)
Diluted EPS	$(0.02)	$(0.11)	$0.00	$(0.21)

The following potential common shares were excluded from diluted EPS for the six months ended June 30, 2017 as they were antidilutive: 645,885 stock options and stock appreciation rights, 628,775 restricted stock units, and 38,779,119 warrants.

In addition, the Company did not include any portion of unearned restricted stock units, outstanding options, stock appreciation rights or warrants in the calculation of diluted loss per common share for the three months ended June 30, 2017 or the three and six months ended June 30, 2016 because all such securities are anti-dilutive for the period. The Company had no unearned restricted shares during either period.

As of June 30, 2017, the Company had 645,885 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $7.01 per share, 38,779,119 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.82 per share, 38,463,078 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock and accumulated dividends at an exercise price of $0.65 per share, and 636,862 shares of unvested restricted share units.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Company) and interim periods within those fiscal years, with earlier application permitted. The Company adopted this guidance in the first quarter of 2017. The adoption of ASU 2016-09 did not materially impact the Company’s consolidated financial position, results of operations, equity or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The standard is effective for annual and interim periods beginning after December 15, 2017 (January 1, 2018 for the Company). The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. The Company will adopt ASU 2014-09 during the first quarter of 2018 and anticipates using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. Upon initial evaluation, management does not anticipate a significant change to its existing units of accounting which include systems, disposables and other accessories, royalty and other recurring revenue. The Company continues to evaluate other areas of the standard and its effect on the Company’s financial statements.

3. Inventories

Inventories consist of the following:

	June 30, 2017	December 31, 2016
Raw materials	$2,435,855	$2,397,430
Work in process	403,863	341,125
Finished goods	2,502,343	2,915,162
Reserve for obsolescence	(357,946)	(272,614)

Total inventory	$4,984,115	$5,381,103

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2017	December 31, 2016
Prepaid expenses	$328,404	$575,886
Deferred financing costs	75,068	24,658
Deposits	254,987	293,992

Total prepaid expenses and other assets	658,459	894,536
Less: Noncurrent prepaid expenses and other assets	(41,047)	(39,241)

Total current prepaid expenses and other assets	$617,412	$855,295

5. Property and Equipment

Property and equipment consist of the following:

	June 30, 2017	December 31, 2016
Equipment	$7,258,587	$8,397,528
Equipment held for lease	0	303,412
Leasehold improvements	2,592,338	2,719,860

	9,850,925	11,420,800
Less: Accumulated depreciation	(9,058,558)	(10,334,556)

Net property and equipment	$792,367	$1,086,244

6. Intangible Assets

As of June 30, 2017, the Company had total intangible assets of $3,221,069. Accumulated amortization at June 30, 2017, was $2,884,161.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2017	2016
Accrued salaries, bonus, and benefits	$2,197,612	$2,452,183
Accrued rent	640,496	965,412
Accrued licenses and maintenance fees	573,378	561,450
Accrued warranties	181,308	222,845
Accrued taxes	267,164	219,017
Accrued professional services	112,500	180,450
Other	236,369	210,216

Total accrued liabilities	4,208,827	4,811,573
Less: Long term accrued liabilities	(321,316)	(320,409)

Total current accrued liabilities	$3,887,511	$4,491,164

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of June 30, 2017, the remaining accrued costs associated with the termination were $138,528.

In the fourth quarter of 2015, the Company entered an agreement to sublease 3,152 square feet of the first floor office space through December 31, 2018. In July 2016, the Company and the subtenant mutually agreed to an early termination of the sublease, effective July 31, 2016.

In August 2016 the Company entered into an agreement to sublease approximately 11,000 square feet of office space through December 31, 2018. The costs associated with the sublease were $40,972 and were accrued as a rent liability as of August 31, 2016. In January 2017, as part of the sublease agreement, the Company subleased an additional 16,000 square feet through December 31, 2018. The costs associated with the January sublease were $28,208. As of June 30, 2017, the remaining accrued costs associated with the termination were $38,633.

8. Deferred Revenue

Deferred revenue consists of the following:

	June 30,	December 31,
	2017	2016
Product shipped, revenue deferred	$665,726	$549,709
Customer deposits	1,455,000	2,910,000
Deferred service and license fees	6,358,017	5,813,956

Total deferred revenue	8,478,743	9,273,665
Less: Long-term deferred revenue	(377,076)	(522,329)

Total current deferred revenue	$8,101,667	$8,751,336

9. Long-Term Debt and Credit Facilities

Revolving Line of Credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $10.0 million subject to the value of collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was amended on March 27, 2015, extending the maturity date to March 31, 2018 and on May 10, 2016, the Company and the primary lender agreed to modify certain financial covenants. The amended agreement requires the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $24.0 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018. As of June 30, the Company is in compliance with its loan covenants.

As of June 30, 2017, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of June 30, 2017, the Company had a borrowing capacity of $3.9 million based on the Company’s collateralized assets. The Company’s total liquidity as of June 30, 2017, was $8.9 million which included cash and cash equivalents of $5.0 million.

Healthcare Royalty Partners Debt

In November 2011, the Company entered into a loan agreement with Healthcare Royalty Partners. Under the agreement the Company borrowed $15 million from Healthcare Royalty Partners. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe ES system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe ES system sales for the nine months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe ES system sales for the twelve months ended December 31, 2012. The loan was to be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. (the “Biosense Agreement”). The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe ES system in cardiac ablation procedures. Under the terms of the agreement, Healthcare Royalty Partners was entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan was repaid. The loan was a full recourse loan, scheduled to mature on December 31, 2018, and included interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement were insufficient to pay all amounts of interest due on the loan, then such deficiency would have increased the outstanding principal amount on the loan. The loan was also secured by certain assets and intellectual property of the Company. The agreement also contained customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender.

In September 2016, the Company extinguished the remainder of the debt of $18.1 million, net of deferred financing costs of approximately $0.3 million, as well as accrued interest of $0.5 million for $13.0 million based upon an agreement entered into with Healthcare Royalty Partners. Following the repayment of the loan obligation, the royalties under the Biosense Agreement are now paid to the Company. As a result of the debt extinguishment, the Company recognized a net gain of $5.6 million in 2016.

10. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of June 30, 2017.

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

On the date of the issuance, the fair value of the convertible preferred stock was greater than the allocated proceeds received for the Series A Convertible Preferred Stock. As such, the Company accounted for the beneficial conversion feature under ASC 470-20, Debt with Conversion feature under ASC 470-20, Debt with Conversion and Other Options. The Company recorded a deemed dividend charge of $6.1 million for the accretion of a discount on the Series A Convertible Preferred Stock. The deemed dividend was a non-cash transaction and was reflected below net loss to arrive at net loss available to common stockholders in 2016. Since the convertible preferred shares are subject to conditions for redemption that are outside the Company’s control, the convertible preferred shares are presently reported in the mezzanine section of the balance sheet.

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

Listing Transfer to OTCQX® Best Market

On August 2, 2016, the Company received a determination letter from the Nasdaq Hearings Panel (the “Panel”) notifying the Company that its common stock would be delisted from The Nasdaq Capital Market (“Nasdaq”) and that suspension of trading in the shares would be effective at the open of business on August 4, 2016. The delisting was completed by the filing of a Form 25 Notification of Delisting with the Securities Exchange Commission by Nasdaq on November 10, 2016. The Panel made the determination to delist the Company’s common stock because the Company did not demonstrate compliance with the minimum $35 million market value of listed securities requirement for a period of ten consecutive trading days by August 1, 2016, as required by a decision previously issued by the Panel on May 2, 2016. The Company’s shares of common stock commenced trading on the OTCQX® Best Market on August 4, 2016 under the Company’s current ticker symbol of “STXS.”

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

On June 5, 2013, June 10, 2014, May 24, 2016, and May 23, 2017, the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under each of the amendments on June 5, 2013 and June 10, 2014, the number of shares authorized for issuance under the Plan was increased by one million shares. The amendment on May 24, 2016 increased the number of shares authorized for issuance under the Plan by 1.5 million shares, and the amendment on May 23, 2017 increased the number of shares authorized for issuance under the Plan by 4.0 million shares. At June 30, 2017, the Company had 5,544,098 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2017, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $0.9 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six month period ended June 30, 2017 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2016	671,887	$1.45 - $116.40	$8.77
Granted	10,000	$0.62	$0.62
Exercised	—	—	—
Forfeited	(36,002)	$2.15 - $116.40	$38.16

Outstanding, June 30, 2017	645,885	$0.62 - $54.90	$7.01

A summary of the restricted stock unit activity for the six month period ended June 30, 2017 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2016	1,167,099	$1.48
Granted	30,000	$0.68
Vested	(515,737)	$1.76
Forfeited	(44,500)	$1.51

Outstanding, June 30, 2017	636,862	$1.21

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2017:
Cash equivalents	$791	791	—	—

Total assets at fair value	$—	—	—	—

Liabilities at June 30, 2017:
Warrants issued May 2012	$1,819	—	—	1,819
Warrants issued August 2013	35,625	—	—	35,625
Warrants issued September 2016	16,320,000	—	—	16,320,000

Total liabilities at fair value:	$16,357,444	—	—	16,357,444

Assets at December 31, 2016:
Cash equivalents	$—	—	—	—

Total assets at fair value	$—	—	—	—

Liabilities at December 31, 2016:
Warrants issued May 2012	$66,081	—	—	66,081
Warrants issued August 2013	151,695	—	—	151,695
Warrants issued September 2016	19,569,231	—	—	19,569,231

Total liabilities at fair value:	$19,787,007	—	—	19,787,007

Level 1

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $791 and $0 at June 30, 2017 and December 31, 2016, respectively. These assets are classified as Level 1 as described above and total interest income recorded for these investments was insignificant during both the six month periods ended June 30, 2017, and June 30, 2016. There were no transfers in or out of Level 1 during the period ended June 30, 2017.

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

The remaining warrants from the May 2012 transaction (PIPE Warrants) expire in May 2018 and were revalued as of June 30, 2017 using the following assumptions: 1) volatility of 79.92%; 2) risk-free interest rate of 1.24%; and 3) a closing stock price of $0.58.

The remaining warrants from the August 2013 transaction (Exchange Warrants) expire in November 2018 and were revalued as of June 30, 2017 using the following assumptions: 1) volatility of 92.83%; 2) risk-free interest rate of 1.24%; and 3) a closing stock price of $0.58.

The remaining warrants from the September 2016 transaction expire in September 2021 and were valued as of June 30, 2017 using the following assumptions: 1) volatility of 117.82%; 2) risk-free interest rate of 1.89%; and 3) a closing stock price of $0.58.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six month period ended June 30, 2017:

	Warrants issued May 2012	Warrants issued August 2013	Warrants issued September 2016	Total Liabilities
Balance at beginning of period	$66,081	$151,695	$19,569,231	$19,787,007
Issues	—	—	—	—
Settlements	—	—	—	—
Revaluation	(64,262)	(116,070)	(3,249,231)	(3,429,563)

Balance at end of period	$1,819	$35,625	$16,320,000	$16,357,444

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	June 30, 2017	December 31, 2016
Warranty accrual, beginning of the fiscal period	$222,845	$316,835
Accrual adjustment for product warranty	35,228	103,743
Payments made	(76,765)	(197,733)

Warranty accrual, end of the fiscal period	$181,308	$222,845

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

The Niobe ES system is the latest generation of the Niobe Remote Magnetic Navigation System (“Niobe system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, Japan and various other countries. As of June 30, 2017, the Company had an installed base of 128 Niobe ES systems.

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

We have alliances with each of Biosense Webster, Inc., Philips Medical Systems, and Siemens AG Medical Solutions, through which we integrate our Niobe system with their respective digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of such alliances, or the establishment of equivalent alternatives, is critical to our commercialization efforts. The commercial availability of currently compatible digital imaging fluoroscopy systems is unlikely to continue indefinitely and efforts are being made to ensure the availability of integrated next generation systems and/or equivalent alternatives; however, we cannot assure as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

The Company believes the cash on hand at June 30, 2017 and expected borrowing capacity available will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. This evaluation assumes the Company is able to renew and has the ability to borrow under its asset based revolving credit facility which matures on March 31, 2018. The Company expects to be able to renew this facility at similar terms, as it has successfully done so in the past. There is no assurance that the revolving credit facility will be renewed in a timely manner, in amounts that are sufficient to meet the Company’s obligations as they become due, or on terms acceptable to the Company, or at all. The Company has sustained operating losses throughout its corporate history and expects that its 2017 expenses will exceed its 2017 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. Accordingly, management has analyzed its planned operations to evaluate the Company’s ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company’s plans for improving its liquidity conditions, which are probable of effectively being implemented, primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through capital transactions. Specifically, cash outflows for operating expenses could be reduced or delayed by transitioning certain cash payments to stock payments, by reducing project expenses, or by reducing headcount. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue. Revenue increased from $7.9 million for the three months ended June 30, 2016 to $8.5 million for the three months ended June 30, 2017, an increase of 8%. Revenue from the sale of systems increased from $0.9 million to $1.8 million, an increase of approximately 95%, primarily due to increased sales volumes. We recognized revenue on one Niobe system and a total of $0.8 million for Odyssey systems during the 2017 period. System revenue for the prior period included $0.3 million for Niobe system installations, $0.5 million for Odyssey and Odyssey Cinema systems, and $0.1 million for Vdrive system installations. Revenue from sales of disposable interventional devices, service and accessories decreased to $6.6 million for the three months ended June 30, 2017 from $6.9 million for the three months ended June 30, 2016, a decrease of approximately 4% due to lower disposable unit sales.

Cost of Revenue. Cost of revenue increased to $2.2 million for the three months ended June 30, 2017 from $1.1 million for the three months ended June 30, 2016. As a percentage of our total revenue, overall gross margin decreased to 74% for the three months ended June 30, 2017 from 86% for the three months ended June 30, 2016. Cost of revenue for systems sold increased from $0.4 million for the three months ended June 30, 2016 to $0.9 million for the three months ended June 30, 2017. Gross margin for systems decreased to 50% for the three months ended June 30, 2017 from 58% for the three months ended June 30, 2016 due to lower margins within the Odyssey product line. Cost of revenue for disposables, service, and accessories increased to $1.3 million for the three months ended June 30, 2017 from $0.7 million for the three months ended June 30, 2016, driven by higher expenses incurred under service contracts in the current year period. Gross margin for disposables, service, and accessories was 81% for the current quarter compared to 90% for the three months ended June 30, 2016.

Research and Development Expenses. Research and development expenses decreased from $1.4 million for the three months ended June 30, 2016 to $1.3 million for the three months ended June 30, 2017, a decrease of approximately 10%. This decrease was primarily due to lower headcount costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $4.2 million for the three months ended June 30, 2016 to $3.5 million for the three months ended June 30, 2017, a decrease of approximately 18%. This decrease was primarily due to lower headcount costs and related travel expenses.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and routine training expenses. General and administrative expenses decreased from $2.8 million for the three months ended June 30, 2016 to $1.9 million for the three months ended June 30, 2017, a decrease of approximately 30%. This decrease was primarily driven by lower headcounts costs and administrative costs.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense decreased from $0.8 million for the three months ended June 30, 2016 to less than $0.1 million for the three months ended June 30, 2017 due to the extinguishment of the Healthcare Royalty Partners debt.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue. Revenue decreased from $16.5 million for the six months ended June 30, 2016 to $15.4 million for the six months ended June 30, 2017, a decrease of approximately 7%. Revenue from the sale of systems decreased from $3.0 million to $2.0 million, a decrease of approximately 32%, primarily due to lower Niobe installation revenue and decreased sales volumes in the Odyssey product line. We recognized revenue on one Niobe system, and a total of $1.0 million on Odyssey and Odyssey Cinema systems during the 2017 period. System revenue for the prior year period included revenue on one Niobe system, a total of $1.4 million on Odyssey and Odyssey Cinema systems, and a total of $0.1 million on Vdrive system installations. Revenue from sales of disposable interventional devices, service and accessories decreased to $13.4 million for the six months ended June 30, 2017 from $13.5 million for the six months ended June 30, 2016, a decrease of approximately 1%.

Cost of Revenue. Cost of revenue increased from $3.3 million for the six months ended June 30, 2016 to $3.5 million for the six months ended June 30, 2017, an increase of approximately 6%. As a percentage of our total revenue, overall gross margin decreased to 78% for the six months ended June 30, 2017 compared to 80% during the same six month period of the prior year due to change in product mix and higher costs incurred on service contracts in the current year period. Cost of revenue for systems sold decreased from $1.5 million for the six months ended June 30, 2016 to $1.1 million for the six months ended June 30, 2017, a decrease of approximately 23%, primarily due to decreased system sales volumes and installations across all product lines. Gross margin for systems decreased from 51% for the six months ended June 30, 2016 to 44% for the six months ended June 30, 2017 due to lower margins within the Odyssey product line. Cost of revenue for disposables, service and accessories increased to $2.3 million during the 2017 period from $1.8 million during the 2016 period, resulting in a decrease in gross margin to 83% from 87% between these periods driven by higher expenses incurred under service contracts in the current year period.

Research and Development Expenses. Research and development expenses decreased from $2.9 million for the six months ended June 30, 2016 to $2.4 million for the six months ended June 30, 2017, a decrease of approximately 16%. This decrease was due to lower headcount costs, reduced project based expenses, and lower rent.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $8.1 million for the six months ended June 30, 2016 to $7.1 million for the six months ended June 30, 2017, a decrease of approximately 12%. This decrease was due to lower headcount and reduced rent.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $4.8 million for the six months ended June 30, 2017 from $5.4 million for the six months ended June 30, 2016, a decrease of 11%. This decrease was primarily driven by lower headcount costs and lower expense for consulting, administrative and rent.

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

Interest Expense. Interest expense decreased from $1.6 million for the six months ended June 30, 2016 to $0.1 million for the six months ended June 30, 2017 due to the extinguishment of the Healthcare Royalty Partners debt.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At June 30, 2017 we had $5.0 million of cash and equivalents. We had working capital deficits of $14.6 million and $16.2 million as of June 30, 2017 and December 31, 2016, respectively. The decrease in the working capital deficit was primarily driven by the revaluation of the warrants issued with the convertible preferred stock transaction, partially offset by the first half operating loss. At June 30, 2017 these and other warrants were recorded as a current liability in the amount of $16.4 million as compared to $19.8 million as of December 31, 2016. See Footnote 11 for additional details.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash flow used in operating activities	$(3,381)	$(4,609)
Cash flow used in investing activities	(4)	—
Cash flow provided by (used in) financing activities	(81)	2,874

Net cash used in operating activities. We used approximately $3.4 million and $4.6 million of cash for operating activities during the six months ended June 30, 2017 and 2016, respectively. The decrease in cash used in operating activities was driven by reduced operating losses and interest expense partially offset by changes in working capital.

Net cash used in investing activities. We used approximately $4,000 of cash during the six month period ended June 30, 2017 for the purchases of equipment, and there were no purchases of equipment for the six month period ended June 30, 2016.

Net cash provided by (used in) financing activities. We used approximately $81,000 of cash for the six month periods ended June 30, 2017, compared to approximately $2.9 million generated for the six month period ended June 30, 2016. The cash used for the six months ended June 30, 2017 was driven by payments of deferred financing costs. The cash generated for the six months ended June 30, 2016 was primarily driven by borrowings against our revolving line of credit.

The Company believes the cash on hand at June 30, 2017 and expected borrowing capacity available will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. This evaluation assumes the Company is able to renew and borrow under its asset based revolving credit facility which matures on March 31, 2018. The Company expects to be able to renew this facility at similar terms, as it has successfully done so in the past. There is no assurance that the revolving credit facility will be renewed in a timely manner, in amounts that are sufficient to meet the Company’s obligations as they become due, or on terms acceptable to the Company, or at all. The Company has sustained operating losses throughout its corporate history and expects that its 2017 expenses will exceed its 2017 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company’s plans for improving its liquidity conditions, which are probable of effectively being implemented, primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through capital transactions. Specifically, cash outflows for operating expenses could be reduced or delayed by transitioning certain cash payments to stock payments, by reducing project expenses, or by reducing headcount. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

Capital Resources

As of June 30, 2017, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank.

Revolving Line of Credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $10.0 million subject to the value of collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was amended on March 27, 2015, extending the maturity date to March 31, 2018 and on May 10, 2016, the Company and the primary lender agreed to modify certain financial covenants. The amended agreement requires the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $24.0 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018. As of June 30, 2017, the Company is in compliance with its loan covenants.

As of June 30, 2017, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of June 30, 2017, the Company had a borrowing capacity of $3.9 million based on the Company’s collateralized assets. The Company’s total liquidity as of June 30, 2017, was $8.9 million which included cash and cash equivalents of $5.0 million.

Healthcare Royalty Partners Debt

In November 2011, we entered into a loan agreement with Healthcare Royalty Partners. Under the agreement the Company borrowed $15 million from Healthcare Royalty Partners. The Company was permitted to borrow up to an additional $5 million in the aggregate based on the achievement by the Company of certain milestones related to Niobe ES system sales in 2012. On August 8, 2012, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe ES system sales for the nine months ended June 30, 2012. On January 31, 2013, the Company borrowed an additional $2.5 million based upon achievement of a milestone related to Niobe ES system sales for the twelve months ended December 31, 2012. The loan was to be repaid through, and secured by, royalties payable to the Company under its Development, Alliance and Supply Agreement with Biosense Webster, Inc. (the “Biosense Agreement”). The Biosense Agreement relates to the development and distribution of magnetically enabled catheters used with Stereotaxis’ Niobe ES system in cardiac ablation procedures. Under the terms of the agreement, Healthcare Royalty Partners was entitled to receive 100% of all royalties due to the Company under the Biosense Agreement until the loan was repaid. The loan was a full recourse loan, scheduled to mature on December 31, 2018, and included interest at an annual rate of 16% payable quarterly with royalties received under the Biosense Agreement. If the payments received by the Company under the Biosense Agreement were insufficient to pay all amounts of interest due on the loan, then such deficiency would have increased the outstanding principal amount on the loan. The loan was also secured by certain assets and intellectual property of the Company. The agreement also contained customary affirmative and negative covenants. The use of payments due to the Company under the Biosense Agreement was approved by our primary lender.

In September 2016, the Company extinguished the remainder of the debt of $18.1 million, net of deferred financing costs of approximately $0.3 million, as well as accrued interest of $0.5 million for $13.0 million based upon an agreement entered into with Healthcare Royalty Partners. Following the repayment of the loan obligation, the royalties under the Biosense Agreement are now paid to the Company. As a result of the debt extinguishment, the Company recognized a net gain of $5.6 million in 2016.

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of June 30, 2017.

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

On the date of the issuance, the fair value of the convertible preferred stock was greater than the allocated proceeds received for the Series A Convertible Preferred Stock. As such, the Company accounted for the beneficial conversion feature under ASC 470-20, Debt with Conversion feature under ASC 470-20, Debt with Conversion and Other Options. The Company recorded a deemed dividend charge of $6.1 million for the accretion of a discount on the Series A Convertible Preferred Stock. The deemed dividend was a non-cash transaction and was reflected below net loss to arrive at net loss available to common stockholders in 2016. Since the convertible preferred shares are subject to conditions for redemption that are outside the Company’s control, the convertible preferred shares are presently reported in the mezzanine section of the balance sheet.

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

STEREOTAXIS, INC. (Registrant)

Date: August 10, 2017	By:	/s/ David L. Fischel
David L. Fischel Acting Chief Executive Officer

Date: August 10, 2017	By:	/s/ Martin C. Stammer
Martin C. Stammer Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-36159) filed on September 30, 2016.

3.4	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, as adopted February 22, 2017, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.