Form 10-Q
period 2017-09-30
Stereotaxis, Inc.
filed 2017-11-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).     ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on October 31, 2017 was 22,799,966.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,487,066	$8,501,392
Accounts receivable, net of allowance of $494,531 and $379,817 in 2017 and 2016, respectively	4,048,086	4,665,959
Inventories	4,605,526	5,381,103
Prepaid expenses and other current assets	926,929	855,295

Total current assets	14,067,607	19,403,749
Property and equipment, net	724,761	1,086,244
Intangible assets, net	287,078	436,569
Other assets	46,346	39,241

Total assets	$15,125,792	$20,965,803

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,733,142	$2,623,010
Accrued liabilities	3,511,638	4,491,164
Deferred revenue	6,058,646	8,751,336
Warrants	20,816,486	19,787,007

Total current liabilities	32,119,912	35,652,517
Long-term deferred revenue	717,244	522,329
Other liabilities	497,314	320,409

Total liabilities	33,334,470	36,495,255
Convertible Preferred stock:
Convertible Preferred stock, par value $0.001; 10,000,000 shares authorized, 23,900 shares outstanding at 2017 and 2016	5,960,475	5,960,475
Stockholders’ deficit:
Common stock, par value $0.001; 300,000,000 shares authorized, 22,787,136 and 22,063,582 shares issued at 2017 and 2016, respectively	22,787	22,064
Additional paid in capital	450,594,110	449,939,406
Treasury stock, 4,015 shares at 2017 and 2016	(205,999)	(205,999)
Accumulated deficit	(474,580,051)	(471,245,398)

Total stockholders’ deficit	(24,169,153)	(21,489,927)

Total liabilities and stockholders’ deficit	$15,125,792	$20,965,803

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Systems	$1,597,537	$1,954,859	$3,644,871	$4,965,855
Disposables, service and accessories	6,546,198	6,378,608	19,943,562	19,890,240

Total revenue	8,143,735	8,333,467	23,588,433	24,856,095
Cost of revenue:
Systems	888,800	1,245,330	2,029,760	2,724,326
Disposables, service and accessories	1,032,569	1,008,662	3,350,480	2,805,550

Total cost of revenue	1,921,369	2,253,992	5,380,240	5,529,876
Gross margin	6,222,366	6,079,475	18,208,193	19,326,219
Operating expenses:
Research and development	1,159,617	1,295,130	3,599,314	4,189,596
Sales and marketing	2,965,479	3,396,989	10,063,698	11,502,808
General and administrative	1,929,473	2,561,513	6,715,019	7,934,350

Total operating expenses	6,054,569	7,253,632	20,378,031	23,626,754

Operating income (loss)	167,797	(1,174,157)	(2,169,838)	(4,300,535)
Other expense	(4,459,042)	(9,852,514)	(1,029,479)	(9,685,850)
Interest income	7	—	15	362
Interest expense	(43,084)	(818,738)	(135,351)	(2,466,803)
Gain on extinguishment of debt	—	5,632,171	—	5,632,171

Net loss	$(4,334,322)	$(6,213,238)	$(3,334,653)	$(10,820,655)
Deemed dividend on convertible preferred stock	—	(6,137,476)	—	(6,137,476)
Cumulative dividend on convertible preferred stock	(337,963)	—	(1,070,812)	—

Net loss attributable to common stockholders	$(4,672,285)	$(12,350,714)	$(4,405,465)	$(16,958,131)

Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(0.56)	$(0.20)	$(0.78)
Diluted	$(0.21)	$(0.56)	$(0.20)	$(0.78)

Weighted average number of common shares and equivalents:
Basic	22,750,405	21,869,177	22,551,496	21,758,529
Diluted	22,750,405	21,869,177	22,551,496	21,758,529

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(3,334,653)	$(10,820,655)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	412,793	276,618
Amortization of intangibles	149,491	149,490
Amortization of deferred finance costs	74,793	163,034
Share-based compensation	625,854	822,785
Gain on debt extinguishment	—	(5,632,171)
Noncash interest	—	485,857
Loss on asset disposal	20,772	—
Adjustment of warrants	1,029,479	9,685,850
Changes in operating assets and liabilities:
Accounts receivable	617,873	1,494,116
Inventories	775,577	(872,083)
Prepaid expenses and other current assets	(46,427)	(81,867)
Other assets	(7,105)	(11,282)
Accounts payable	(889,868)	1,018,677
Accrued liabilities	(979,526)	(834,799)
Deferred revenue	(2,497,775)	(2,387,250)
Other liabilities	176,905	112,610

Net cash used in operating activities	(3,871,817)	(6,431,070)
Cash flows from investing activities
Purchase of fixed assets	(72,082)	—

Net cash used in investing activities	(72,082)	—
Cash flows from financing activities
Payments of deferred financing costs	(100,000)	(100,000)
Proceeds from revolving line of credit	—	7,650,000
Payments of revolving line of credit	—	(7,650,000)
Payments of Healthcare Royalty Partners debt	—	(13,020,780)
Proceeds from issuance of stock, net of issuance costs	29,573	23,203,051

Net cash provided by (used in) financing activities	(70,427)	10,082,271

Net increase (decrease) in cash and cash equivalents	(4,014,326)	3,651,201

Cash and cash equivalents at beginning of period	8,501,392	5,593,582

Cash and cash equivalents at end of period	$4,487,066	$9,244,783

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

1. Description of Business

Stereotaxis designs, manufactures and markets the Epoch Solution, which is an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency, and efficacy for catheter-based, or interventional, procedures. The Epoch Solution is comprised of the Niobe ES Remote Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), and the Vdrive Robotic Navigation System (“Vdrive system”), and related devices.

The Niobe system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. As of September 30, 2017, the Company had an installed base of 127 Niobe ES systems.

In addition to the Niobe system and its components, Stereotaxis also has developed the Odyssey Solution, which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training.

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

The core components of Stereotaxis systems, such as the Niobe system, Odyssey Solution, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and European Union. The V-CAS Deflect catheter advancement system has been CE Marked for sale in the European Union.

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

Going Concern, Liquidity and Management’s Plan

The Company believes the cash on hand at September 30, 2017 and expected borrowing capacity available will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. This evaluation assumes the Company is able to renew and has the ability to borrow under its asset based revolving credit facility which matures on March 31, 2018. The Company expects to be able to renew this facility at similar terms, as it has successfully done so in the past. There is no assurance that the revolving credit facility will be renewed in a timely manner, in amounts that are sufficient to meet the Company’s obligations as they become due, or on terms acceptable to the Company, or at all.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (SEC) on March 16, 2017.

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value.

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

Under our revenue recognition policy, a portion of revenue for Niobe systems, Vdrive systems, and certain Odyssey systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. The Company does not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multiple-deliverable arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimis effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

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

Net Earnings (Loss) per Common Share (“EPS”)

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the number of common shares outstanding during the period. In periods where there is net income, we apply the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our Convertible Preferred Stock is a participating security. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. In periods where there is a net loss, the two-class method of computing earnings per share does not apply as our Convertible Preferred Stock does not contractually participate in our losses. We compute diluted net income (loss) per common share using net income (loss) as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, warrants, unvested restricted stock units outstanding during the period and potential issuance of stock upon the conversion of our Convertible Preferred Stock issued and outstanding during the period, except where the effect of such securities would be antidilutive.

The following table sets forth the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(4,334,322)	$(6,213,238)	$(3,334,653)	$(10,820,655)
Deemed dividend on convertible preferred stock	—	(6,137,476)	—	(6,137,476)
Cumulative dividend on convertible preferred stock	(337,963)	—	(1,070,812)	—

Net loss attributable to common stockholders	$(4,672,285)	$(12,350,714)	$(4,405,465)	$(16,958,131)

Weighted average number of common shares and equivalents:	22,750,405	21,869,177	22,551,496	21,758,529
Basic EPS	$(0.21)	$(0.56)	$(0.20)	$(0.78)
Diluted EPS	$(0.21)	$(0.56)	$(0.20)	$(0.78)

The Company did not include any portion of unearned restricted stock units, outstanding options, stock appreciation rights, or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The Company had no unearned restricted shares during any of the periods presented.

As of September 30, 2017, the Company had 413,301 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $9.04 per share, 38,779,119 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.82 per share, 38,981,429 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock and accumulated dividends, and 687,238 shares of unvested restricted share units.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This amendment is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. This update was effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Company) and interim periods within those fiscal years, with earlier application permitted. The Company adopted this guidance in the first quarter of 2017. The adoption of ASU 2016-09 did not materially impact the Company’s consolidated financial position, results of operations, equity, or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” regarding the subsequent measurement of inventory as part of its Simplification Initiative. This standard was effective for public companies for fiscal years beginning after December 15, 2016 (January 1, 2017 for the Company), including interim periods within those fiscal years. This Update should be applied prospectively, and early application is permitted as of the beginning of an interim or annual reporting period. The Company adopted this accounting standard update in the first quarter of 2017. The adoption of ASU 2015-11 did not materially impact the company’s results of operations, financial conditions, cash flows, or financial statement presentation.

In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for interim and annual periods beginning after December 31, 2018 (January 1, 2019 for the Company), with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU requires management to evaluate relevant conditions, events, and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017 (December 31, 2016 for the Company). Early adoption is permitted. The Company adopted this accounting standard update effective December 31, 2016 and provided the relevant disclosures in Note 1.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The standard is effective for annual and interim periods beginning after December 15, 2017 (January 1, 2018 for the Company). The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. The Company will adopt ASU 2014-09 during the first quarter of 2018 using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. Upon initial evaluation, management does not anticipate a significant change to its existing units of accounting which include systems, disposables and other accessories, royalty, and other recurring revenue. The Company continues to evaluate other areas of the standard and its effect on the Company’s financial statements.

3. Inventories

Inventories consist of the following:

	September 30, 2017	December 31, 2016
Raw materials	$2,464,842	$2,397,430
Work in process	332,057	341,125
Finished goods	2,193,838	2,915,162
Reserve for obsolescence	(385,211)	(272,614)

Total inventory	$4,605,526	$5,381,103

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2017	December 31, 2016
Prepaid expenses	$420,275	$575,886
Deferred financing costs	49,863	24,658
Deposits	497,798	293,992
Deferred cost of revenue	5,339	—

Total prepaid expenses and other assets	973,275	894,536
Less: Noncurrent prepaid expenses and other assets	(46,346)	(39,241)

Total current prepaid expenses and other assets	$926,929	$855,295

5. Property and Equipment

Property and equipment consist of the following:

	September 30, 2017	December 31, 2016
Equipment	$7,326,372	$8,397,528
Equipment held for lease	—	303,412
Leasehold improvements	2,592,338	2,719,860

	9,918,710	11,420,800
Less: Accumulated depreciation	(9,193,949)	(10,334,556)

Net property and equipment	$724,761	$1,086,244

6. Intangible Assets

As of September 30, 2017, the Company had total intangible assets of $3,221,069. Accumulated amortization at September 30, 2017, was $2,933,991.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016
Accrued salaries, bonus, and benefits	$1,891,086	$2,452,183
Accrued rent	523,306	965,412
Accrued licenses and maintenance fees	579,825	561,450
Accrued warranties	174,947	222,845
Accrued taxes	241,688	219,017
Accrued professional services	239,972	180,450
Other	358,128	210,216

Total accrued liabilities	4,008,952	4,811,573
Less: Long term accrued liabilities	(497,314)	(320,409)

Total current accrued liabilities	$3,511,638	$4,491,164

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of September 30, 2017, the remaining accrued costs associated with the termination were $116,992.

In the fourth quarter of 2015, the Company entered an agreement to sublease 3,152 square feet of the first floor office space through December 31, 2018. In July 2016, the Company and the subtenant mutually agreed to an early termination of the sublease, effective July 31, 2016.

In August 2016 the Company entered into an agreement to sublease approximately 11,000 square feet of office space through December 31, 2018. The costs associated with the sublease were $40,972 and were accrued as a rent liability as of August 31, 2016. In January 2017, as part of the sublease agreement, the Company subleased an additional 16,000 square feet through December 31, 2018. The costs associated with the January sublease were $28,208. As of September 30, 2017, the remaining accrued costs associated with the termination were $32,471.

8. Deferred Revenue

Deferred revenue consists of the following:

	September 30,	December 31,
	2017	2016
Product shipped, revenue deferred	$832,486	$549,709
Customer deposits	—	2,910,000
Deferred service and license fees	5,943,404	5,813,956

Total deferred revenue	6,775,890	9,273,665
Less: Long-term deferred revenue	(717,244)	(522,329)

Total current deferred revenue	$6,058,646	$8,751,336

9. Long-Term Debt and Credit Facilities

Revolving Line of Credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. As of September 30, 2017, the maximum available under the line was $10.0 million subject to the value of certain collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was amended on March 27, 2015, extending the maturity date to March 31, 2018 and on May 10, 2016, the Company and the primary lender agreed to modify certain financial covenants. The amended agreement requires the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $24.0 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018. As of September 30, 2017, the Company is in compliance with its loan covenants.

As of September 30, 2017, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2017, the Company had a borrowing capacity of $3.0 million based on the Company’s collateralized assets. The Company’s total liquidity as of September 30, 2017, was $7.5 million which included cash and cash equivalents of $4.5 million.

On November 7, 2017, the Company entered into a Third Amended and Restated Loan Agreement with Silicon Valley Bank (“Modification Agreement”), amending the terms of the Second Amended and Restated Loan and Security Agreement (Domestic) dated November 30, 2011 (as amended and as in effect immediately prior to the effectiveness of the Modification Agreement). The Modification Agreement provided for, among other terms and provisions, an adjustment in the maximum availability under the Company’s revolving line of credit from $10.0 million to $5.0 million with the pro-rata reduction in related loan costs, as well as a reduction in the interest rate floor from 7.0% to 5.75%. This change should have no impact on the Company’s typical borrowing capacity.

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

10. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of September 30, 2017.

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

The convertible preferred shares rank senior to our common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company. No such distributions or payments upon the liquidation, dissolution, and winding up of the Company may be made to the holders of common stock unless and until the holders of convertible preferred shares have received the stated value of $1,000 per share plus any accrued and unpaid dividends. Until all convertible preferred shares have been converted or redeemed, no dividends may be paid on the common stock without the express written consent of the holders of a majority of the outstanding convertible preferred shares. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock, the holders of convertible preferred shares are entitled to participate in such dividend or distribution on an as-converted basis.

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

On June 5, 2013, June 10, 2014, May 24, 2016, and May 23, 2017, the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under each of the amendments on June 5, 2013 and June 10, 2014, the number of shares authorized for issuance under the Plan was increased by one million shares. The amendment on May 24, 2016 increased the number of shares authorized for issuance under the Plan by 1.5 million shares, and the amendment on May 23, 2017 increased the number of shares authorized for issuance under the Plan by 4.0 million shares. At September 30, 2017, the Company had 5,570,046 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2017, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $0.7 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine month period ended September 30, 2017 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2016	671,887	$1.45 - $116.40	$8.77
Granted	10,000	$0.62	$0.62
Exercised	—	—	—
Forfeited	(268,586)	$2.15 - $116.40	$8.06

Outstanding, September 30, 2017	413,301	$0.62 - $54.90	$9.04

A summary of the restricted stock unit activity for the nine month period ended September 30, 2017 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2016	1,167,099	$1.48
Granted	274,736	$0.61
Vested	(671,597)	$1.50
Forfeited	(83,000)	$1.42

Outstanding, September 30, 2017	687,238	$1.12

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2017:
Cash equivalents	$—	$—	$—	$—

Total assets at fair value	$—	$—	$—	$—

Liabilities at September 30, 2017:
Warrants issued May 2012	$1,212	$—	$—	$1,212
Warrants issued August 2013	27,581	—	—	27,581
Warrants issued September 2016	20,787,693	—	—	20,787,693

Total liabilities at fair value:	$20,816,486	$—	$—	$20,816,486

Assets at December 31, 2016:
Cash equivalents	$—	$—	$—	$—

Total assets at fair value	$—	$—	$—	$—

Liabilities at December 31, 2016:
Warrants issued May 2012	$66,081	$—	$—	$66,081
Warrants issued August 2013	151,695	—	—	151,695
Warrants issued September 2016	19,569,231	—	—	19,569,231

Total liabilities at fair value:	$19,787,007	$—	$—	$19,787,007

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

The remaining warrants from the May 2012 transaction (PIPE Warrants) expire in May 2018 and were revalued as of September 30, 2017 using the following assumptions: 1) volatility of 71.21%; 2) risk-free interest rate of 1.31%; and 3) a closing stock price of $0.82.

The remaining warrants from the August 2013 transaction (Exchange Warrants) expire in November 2018 and were revalued as of September 30, 2017 using the following assumptions: 1) volatility of 78.31%; 2) risk-free interest rate of 1.31%; and 3) a closing stock price of $0.82.

The remaining warrants from the September 2016 transaction expire in September 2021 and were valued as of September 30, 2017 using the following assumptions: 1) volatility of 92.83%; 2) risk-free interest rate of 1.92%; and 3) a closing stock price of $0.82.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine month period ended September 30, 2017:

	Warrants issued May 2012	Warrants issued August 2013	Warrants issued September 2016	Total Liabilities
Balance at beginning of period	$66,081	$151,695	$19,569,231	$19,787,007
Issues	—	—	—	—
Settlements	—	—	—	—
Revaluation	(64,869)	(124,114)	1,218,462	1,029,479

Balance at end of period	$1,212	$27,581	$20,787,693	$20,816,486

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	September 30, 2017	December 31, 2016
Warranty accrual, beginning of the fiscal period	$222,845	$316,835
Accrual adjustment for product warranty	31,631	103,743
Payments made	(79,529)	(197,733)

Warranty accrual, end of the fiscal period	$174,947	$222,845

13. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

14. Subsequent Events

On November 7, 2017, the Company entered into a Third Amended and Restated Loan Agreement with Silicon Valley Bank (“Modification Agreement”), amending the terms of the Second Amended and Restated Loan and Security Agreement (Domestic) dated November 30, 2011 (as amended and as in effect immediately prior to the effectiveness of the Modification Agreement). The Modification Agreement provided for, among other terms and provisions, an adjustment in the maximum availability under the Company’s revolving line of credit from $10.0 million to $5.0 million with the pro-rata reduction in related loan costs, as well as a reduction in the interest rate floor from 7.0% to 5.75%. This change should have no impact on the Company’s typical borrowing capacity.

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

Overview

Stereotaxis designs, manufactures and markets the Epoch Solution, which is an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. The Epoch Solution is comprised of the Niobe ES robotic system, Odyssey Solution, and the Vdrive system. We believe that the Epoch Solution represents a revolutionary technology in the interventional surgical suite, or “interventional lab,” and has the potential to become the standard of care for a broad range of complex cardiology procedures. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically important improvements, and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times and sub-optimal therapeutic outcomes.

The Niobe ES system is the latest generation of the Niobe Remote Magnetic Navigation System (“Niobe system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, Japan, and various other countries. As of September 30, 2017, the Company had an installed base of 127 Niobe ES systems.

Stereotaxis also has developed the Odyssey Solution which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training. The Odyssey Solution may be acquired in conjunction with a Niobe system or on a stand-alone basis for installation in interventional labs and other locations where clinicians often desire the benefits of the Odyssey Solution that we believe can improve clinical workflows and related efficiencies.

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

We generate revenue from both the initial capital sales of the Niobe, Odyssey, and Vdrive systems as well as recurring revenue from the sale of our proprietary disposable devices, from ongoing license and service contracts, and from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters.

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

Going Concern, Liquidity and Management’s Plan

The Company believes the cash on hand at September 30, 2017 and expected borrowing capacity available will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. This evaluation assumes the Company is able to renew and has the ability to borrow under its asset based revolving credit facility which matures on March 31, 2018. The Company expects to be able to renew this facility at similar terms, as it has successfully done so in the past. There is no assurance that the revolving credit facility will be renewed in a timely manner, in amounts that are sufficient to meet the Company’s obligations as they become due, or on terms acceptable to the Company, or at all. The Company has sustained operating losses throughout its corporate history and expects that its 2017 expenses will exceed its 2017 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. Accordingly, management has analyzed its planned operations to evaluate the Company’s ability to continue as a going concern. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company’s plans for improving its liquidity conditions, which are probable of effectively being implemented, primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through capital transactions. Specifically, cash outflows for operating expenses could be reduced or delayed by transitioning certain cash payments to stock payments, by reducing project expenses, or by reducing headcount. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Under our revenue recognition policy, a portion of revenue for Niobe systems, Vdrive systems, and certain Odyssey systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. Revenue is recognized for other types of Odyssey systems upon completion of installation, since there are no qualified third party installers. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. The Company does not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multiple-deliverable arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimis effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue. Revenue decreased from $8.3 million for the three months ended September 30, 2016 to $8.1 million for the three months ended September 30, 2017, a decrease of 2%. Revenue from the sale of systems decreased from $2.0 million to $1.6 million, a decrease of approximately 18%, primarily due to decreased sales volume and change in product mix. We recognized revenue on one Niobe system and a total of $0.6 million for Odyssey systems during the 2017 period. System revenue for the prior period included one Niobe system and a total of $0.7 million for Odyssey systems. Revenue from sales of disposable interventional devices, service, and accessories increased to $6.5 million for the three months ended September 30, 2017 from $6.4 million for the three months ended September 30, 2016, an increase of approximately 3% due to increased service revenue from time and material billings.

Cost of Revenue. Cost of revenue decreased to $1.9 million for the three months ended September 30, 2017 from $2.3 million for the three months ended September 30, 2016. As a percentage of our total revenue, overall gross margin increased to 76% for the three months ended September 30, 2017 from 73% for the three months ended September 30, 2016. Cost of revenue for systems sold decreased from $1.2 million for the three months ended September 30, 2016 to $0.9 million for the three months ended September 30, 2017. Gross margin for systems increased to 44% for the three months ended September 30, 2017 from 36% for the three months ended September 30, 2016 due to higher margins within the Odyssey product line. Cost of revenue for disposables, service, and accessories remained unchanged at $1.0 million for the three months ended September 30, 2017 and for the three months ended September 30, 2016. Gross margin for disposables, service, and accessories was 84% for the current quarter as well as for the three months ended September 30, 2016.

Research and Development Expenses. Research and development expenses decreased from $1.3 million for the three months ended September 30, 2016 to $1.2 million for the three months ended September 30, 2017, a decrease of approximately 10%. This decrease was primarily due to a reduction in headcount expense as a result of retirements as well as the timing of project-based spending.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.4 million for the three months ended September 30, 2016 to $3.0 million for the three months ended September 30, 2017, a decrease of approximately 13%. This decrease was primarily due to lower headcount costs and related travel expenses as a result of improved efficiency of distribution of clinical sales resources.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and routine training expenses. General and administrative expenses decreased from $2.6 million for the three months ended September 30, 2016 to $1.9 million for the three months ended September 30, 2017, a decrease of approximately 25%. This decrease was primarily driven by reduced executive headcounts costs, professional fees and rent.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense decreased from $0.8 million for the three months ended September 30, 2016 to less than $0.1 million for the three months ended September 30, 2017 due to the extinguishment of the Healthcare Royalty Partners debt.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue. Revenue decreased from $24.9 million for the nine months ended September 30, 2016 to $23.6 million for the nine months ended September 30, 2017, a decrease of approximately 5%. Revenue from the sale of systems decreased from $5.0 million to $3.6 million, a decrease of approximately 27%, primarily due to decreased sales volumes in the Odyssey product line. We recognized revenue on two Niobe systems, and a total of $1.6 million on Odyssey and Odyssey Cinema systems during the 2017 period. System revenue for the prior year period included revenue on two Niobe systems as well as Niobe installation and ES upgrade revenue, a total of $2.1 million on Odyssey and Odyssey Cinema systems, and a total of $0.1 million on Vdrive system installations. Revenue from sales of disposable interventional devices, service, and accessories remained unchanged at $19.9 million for the nine months ended September 30, 2017 and for the nine months ended September 30, 2016.

Cost of Revenue. Cost of revenue decreased from $5.5 million for the nine months ended September 30, 2016 to $5.4 million for the nine months ended September 30, 2017, a decrease of approximately 3%. As a percentage of our total revenue, overall gross margin decreased to 77% for the nine months ended September 30, 2017 compared to 78% during the same nine month period of the prior year. Cost of revenue for systems sold decreased from $2.7 million for the nine months ended September 30, 2016 to $2.0 million for the nine months ended September 30, 2017, a decrease of approximately 25%, primarily due to Odyssey sales volumes. Gross margin for systems decreased from 45% for the nine months ended September 30, 2016 to 44% for the nine months ended September 30, 2017. Cost of revenue for disposables, service and accessories increased to $3.4 million during the 2017 period from $2.8 million during the 2016 period, resulting in a decrease in gross margin to 83% from 86% between these periods driven by higher expenses incurred under service contracts in the current year period.

Research and Development Expenses. Research and development expenses decreased from $4.2 million for the nine months ended September 30, 2016 to $3.6 million for the nine months ended September 30, 2017, a decrease of approximately 14%. This decrease was primarily due to a reduction in headcount expense as a result of retirements and the timing of open positions as well as lower project-based spending and rent expense.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $11.5 million for the nine months ended September 30, 2016 to $10.1 million for the nine months ended September 30, 2017, a decrease of approximately 13%. This decrease was primarily due to lower headcount costs and related travel expenses as a result of improved efficiency of distribution of clinical sales resources and the timing of open positions as well as lower rent expense.

General and Administrative Expenses. General and administrative expenses include regulatory, clinical, finance, information systems, legal, general management and training expenses. General and administrative expenses decreased to $6.7 million for the nine months ended September 30, 2017 from $7.9 million for the nine months ended September 30, 2016, a decrease of 15%. This decrease was primarily driven by reduced executive headcount costs, administrative, and rent expense.

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

Interest Expense. Interest expense decreased from $2.5 million for the nine months ended September 30, 2016 to $0.1 million for the nine months ended September 30, 2017 due to the extinguishment of the Healthcare Royalty Partners debt.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At September 30, 2017 we had $4.5 million of cash and equivalents. We had working capital deficits of $18.0 million and $16.2 million as of September 30, 2017 and December 31, 2016, respectively. The increase in the working capital deficit was primarily driven by operating loss during the first nine months of 2017.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash flow used in operating activities	$(3,872)	$(6,431)
Cash flow used in investing activities	(72)	—
Cash flow provided by (used in) financing activities	(70)	10,082

Net cash used in operating activities. We used approximately $3.9 million and $6.4 million of cash for operating activities during the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash used in operating activities was driven by reduced operating losses and interest expense partially offset by changes in working capital.

Net cash used in investing activities. We used approximately $72,000 of cash during the nine month period ended September 30, 2017 for the purchases of equipment, and there were no purchases of equipment for the nine month period ended September 30, 2016.

Net cash provided by (used in) financing activities. We used approximately $70,000 of cash for the nine month periods ended September 30, 2017, compared to approximately $10.1 million generated for the nine month period ended September 30, 2016. The cash used for the nine months ended September 30, 2017 was driven by payments of deferred financing costs offset by proceeds from issuance of stock, net of issuance costs. The cash generated for the nine months ended September 30, 2016 was driven by the proceeds from our September 29, 2016 preferred stock issuance net of issuance costs and the payoff of the Healthcare Royalty Partners debt.

The Company believes the cash on hand at September 30, 2017 and expected borrowing capacity available will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. This evaluation assumes the Company is able to renew and borrow under its asset based revolving credit facility which matures on March 31, 2018. The Company expects to be able to renew this facility at similar terms, as it has successfully done so in the past. There is no assurance that the revolving credit facility will be renewed in a timely manner, in amounts that are sufficient to meet the Company’s obligations as they become due, or on terms acceptable to the Company, or at all. The Company has sustained operating losses throughout its corporate history and expects that its 2017 expenses will exceed its 2017 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company’s plans for improving its liquidity conditions, which are probable of effectively being implemented, primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through capital transactions. Specifically, cash outflows for operating expenses could be reduced or delayed by transitioning certain cash payments to stock payments, by reducing project expenses, or by reducing headcount. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, private sales of our equity securities and working capital, and equipment financing loans. In the future, we may finance cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings, or through distribution rights. We cannot assure you that such additional financing will be available on a timely basis on terms acceptable to us or at all, that we will be able to engage in equity financings because our common stock is no longer listed on a national securities exchange, or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or to reduce the sales, marketing, customer support, or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could be required to cease operations.

Capital Resources

As of September 30, 2017, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank.

Revolving Line of Credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. As of September 30, 2017 the maximum available under the line was $10.0 million subject to the value of certain collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was amended on March 27, 2015, extending the maturity date to March 31, 2018 and on May 10, 2016, the Company and the primary lender agreed to modify certain financial covenants. The amended agreement requires the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $24.0 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018. As of September 30, 2017, the Company is in compliance with its loan covenants.

As of September 30, 2017, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2017, the Company had a borrowing capacity of $3.0 million based on the Company’s collateralized assets. The Company’s total liquidity as of September 30, 2017, was $7.5 million which included cash and cash equivalents of $4.5 million.

On November 7, 2017, the Company entered into a Third Amended and Restated Loan Agreement with Silicon Valley Bank (“Modification Agreement”), amending the terms of the Second Amended and Restated Loan and Security Agreement (Domestic) dated November 30, 2011 (as amended and as in effect immediately prior to the effectiveness of the Modification Agreement). The Modification Agreement provided for, among other terms and provisions, an adjustment in the maximum availability under the Company’s revolving line of credit from $10.0 million to $5.0 million with the pro-rata reduction in related loan costs, as well as a reduction in the interest rate floor from 7.0% to 5.75%. This change should have no impact on the Company’s typical borrowing capacity.

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

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of September 30, 2017.

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

The designations, preferences, powers and rights of the convertible preferred shares are set forth in a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (“Certificate of Designations”) filed with the Delaware Secretary of State. The convertible preferred shares are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The convertible preferred shares bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the convertible preferred shares. Instead the value of the accrued dividends is added to the liquidation preference of the convertible preferred shares and will increase the number of shares of common stock issuable upon conversion. Each convertible preferred share is convertible at the option of the holder from and after the date of issuance with no expiration date, at an initial conversion price of $0.65 per share, subject to adjustment in the event of stock splits, dividends, mergers, sales of all or substantially all of our assets or similar transactions, subject to specified beneficial ownership issuance limitations. Each holder of convertible preferred shares has the right to require us to redeem such holder’s convertible preferred shares upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets, or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the convertible preferred shares in the event of a change of control as defined in the Certificate of Designations.

The convertible preferred shares rank senior to our common stock as to distributions and payments upon the liquidation, dissolution, and winding up of the Company. No such distributions or payments upon the liquidation, dissolution, and winding up of the Company may be made to the holders of common stock unless and until the holders of convertible preferred shares have received the stated value of $1,000 per share plus any accrued and unpaid dividends. Until all convertible preferred shares have been converted or redeemed, no dividends may be paid on the common stock without the express written consent of the holders of a majority of the outstanding convertible preferred shares. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock, the holders of convertible preferred shares are entitled to participate in such dividend or distribution on an as-converted basis.

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

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could have arisen if we had engaged in these relationships.

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

On November 7, 2017, the Company entered into a Third Amended and Restated Loan Agreement with Silicon Valley Bank (“Modification Agreement”), amending the terms of the Second Amended and Restated Loan and Security Agreement (Domestic) dated November 30, 2011 (as amended and as in effect immediately prior to the effectiveness of the Modification Agreement). The Modification Agreement provided for, among other terms and provisions, an adjustment in the maximum availability under the Company’s revolving line of credit from $10.0 million to $5.0 million with the pro-rata reduction in related loan costs, as well as a reduction in the interest rate floor from 7.0% to 5.75%. This change should have no impact on the Company’s typical borrowing capacity.

ITEM 6.	EXHIBITS

Exhibits: See Exhibit Index herein

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (file No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (file No. 001-36159) filed on September 30, 2016.

3.4	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Third Amended and Restated Loan and Security Agreement, effective November 7, 2017, by and among the Company, Stereotaxis International, Inc. and Silicon Valley Bank.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: November 9, 2017	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: November 9, 2017	By:	/s/ Martin C. Stammer
Martin C. Stammer Chief Financial Officer