Form 10-K
period 2017-12-31
Stereotaxis, Inc.
filed 2018-03-20
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the OTCQX on June 30, 2017) was approximately $11.2 million.

The number of outstanding shares of the registrant’s common stock on March 13, 2018 was 58,865,036.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

STEREOTAXIS, INC.

PART I

ITEM 1.	BUSINESS

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Epoch®, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, V-CAS Deflect™, QuikCAS™, and Cardiodrive® are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

•	our business strategy;

•	our value proposition;

•	our ability to fund operations;

•	our ability to convert backlog to revenue;

•	the ability of physicians to perform certain medical procedures with our products safely, effectively and efficiently;

•	the adoption of our products by hospitals and physicians;

•	the market opportunity for our products, including expected demand for our products;

•	the timing and prospects for regulatory approval of our additional disposable interventional devices;

•	the success of our business partnerships and strategic relationships;

•	our estimates regarding our capital requirements;

•	our plans for hiring additional personnel; and

•	any of our other plans, objectives, expectations and intentions contained in this annual report that are not historical facts.

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

As of December 31, 2017, we had approximately $1.5 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. We had backlog of approximately $4.5 million and $6.0 million as of December 31, 2016 and 2015, respectively. Of the December 31, 2017 backlog, we expect approximately 68.0% to be recognized as revenue over the course of 2018. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the Epoch Solution is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our Epoch Solution can vary significantly from one reporting period to the next.

We have business arrangements with technology leaders in the global interventional market, including two multinational fluoroscopy system manufacturers and one provider of catheters and electrophysiology mapping systems. Through these arrangements, we integrate our Niobe system with market-leading cath lab imaging systems and catheter location sensing technology. The catheter arrangement also provides development and distribution of disposable interventional devices.

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

•

Enhance patient and physician safety. The Niobe system has been used in more than 100,000 procedures and the incidence of reported major adverse cardiac events associated with the use of the system for all procedures is approximately 0.76%. This represents what we believe to be a clinically significant improvement in major complication rates over conventional procedures, which can range as high as 5.46% for complex ablations, and significantly higher for new physicians and fellows. Additionally, during conventional catheter-based procedures, each of the physicians who stand by the patient table to manually control the catheter, the nursing staff assisting with the procedure, and the patient are exposed to the potentially harmful x-ray radiation from the fluoroscopy field. This exposure can be minimized through reduced usage of fluoroscopy during procedures with the Niobe system due to enhanced and more fully integrated mapping capabilities of the Niobe software. Our robotic technology can further improve physician safety and reduce physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

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

•

Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Conventional interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that our robotic technology can reduce procedure times compared to manual procedures, especially in the most complex procedures such as the treatment of ventricular tachycardia. We believe the Niobe system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from robotics can result from decreased use of multiple catheters, high-end deflectable sheaths, and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

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

Through our arrangements with two multinational fluoroscopy system manufacturers and one provider of catheters and electrophysiology mapping systems, the Niobe ES system has been integrated with the visualization and information systems used during electrophysiology procedures in order to provide the physician with a fully-integrated and automated information and instrument control system. We have integrated our Niobe system with market-leading digital x-ray fluoroscopy systems. In addition, we have integrated the Niobe system with 3D catheter location sensing technology to provide accurate real-time information as to the 3D location of the working tip of the instrument.

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

Vdrive™ Robotic Navigation System

The Vdrive system provides navigation and stability for diagnostic and ablation devices designed with key features to assist in the delivery of better ablations. Important features include complementing the Niobe ES control of catheters with fully remote, single operator workflow; and providing robotic control of diagnostic devices independent of magnetic navigation. The Vdrive Duo system is an optional expansion of the Vdrive hardware that allows control of up to two of the four available disposable options (V-Loop, V-Sono, V-CAS, and V-CAS Deflect).

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

•

our V-CAS Deflect fully integrated catheter advancement system (“V-CAS Deflect system”) with a robotic deflectable sheath for maximum integration and versatility, allowing users to advance and retract the magnetic catheter body at angles up to 210°;

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

Disposable revenue including royalties represented 42% and 40% of revenue for the years ended December 31, 2017 and 2016, respectively.

Other Recurring Revenue

Other recurring revenue includes revenue from software licenses, product maintenance plans, and other post warranty maintenance. Revenue from services and license fees is deferred and amortized over the service or license fee period, which is typically one year. Other recurring revenue represented 44% and 42% of revenue for the years ended December 31, 2017 and 2016, respectively.

Regulatory Approval

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Niobe system, Cardiodrive, and various disposable devices in the U.S., Canada, Europe, China, Japan, and various other countries.

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

Biosense Webster has received FDA approval, and CE Mark for the CARTO® RMT navigation system for use with the Niobe system, the 4mm CELSIUS® RMT Diagnostic/Ablation Steerable Tip Catheter, the 4mm NAVISTAR® RMT Diagnostic/Ablation Steerable Tip Catheter, the 8mm Navistar RMT DS Diagnostic/Ablation Steerable Tip Catheter, and the 3.5mm NAVISTAR® RMT THERMOCOOL® Irrigated Tip Catheter. In addition, Biosense Webster has received FDA approval and CE Mark for the 3.5mm CELSIUS® RMT THERMOCOOL® Irrigated Tip Catheter. Biosense Webster also received China CFDA approval and Japan PMDA approval for the CARTO® RMT navigation system for use with the Niobe system, and the 3.5mm NAVISTAR® RMT THERMOCOOL® Irrigated Tip Catheter. Our strategic relationship with Biosense Webster provides for co-development of catheters that can be navigated with our system, both with and without Biosense Webster’s 3D catheter location sensing technology. In addition, we can utilize technology which allows our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system. See “Strategic Relationships” below for a description of our arrangements with Biosense Webster.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS AND CUSTOMERS

Our total U.S. revenue was $18.0 million and $19.4 million for the years ended December 31, 2017 and 2016, respectively. Our total international revenue was $13.1 million and $12.8 million for the years ended December 31, 2017 and 2016, respectively. No single country other than the U.S. accounted for more than 10% of total revenue for the years ended December 31, 2017 and 2016. Revenue from Biosense Webster Inc. related to royalties and Odyssey system sales accounted for $3.3 million, and $4.1 million, or 11%, and 13% of total net revenue for the years ended December 31, 2017 and 2016, respectively. No other single customer accounted for more than 10% of total revenue for the years ended December 31, 2017 and 2016.

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

We believe more than 3,000 interventional labs around the world are currently capable of conducting electrophysiology procedures. Nearly one million electrophysiology procedures are performed annually worldwide, and the procedure growth rate is over 10% annually.

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

We believe approximately 11,000 interventional labs worldwide are currently capable of conducting interventional cardiology. Over 4 million interventional cardiology procedures are performed annually in the U.S. alone. We estimate that approximately 10-15% of these interventional cardiology procedures currently being performed are complex and therefore require longer procedure times and may have sub-optimal outcomes. We believe that our system can substantially benefit this subset of complex interventional cardiology procedures.

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

STRATEGIC RELATIONSHIPS

We have entered into business arrangements with technology leaders in the global interventional market, including two multinational fluoroscopy system manufacturers and one provider of catheters and electrophysiology mapping systems, that we believe aid us in commercializing our Niobe system. We believe the two imaging companies have a significant percentage of the installed base of imaging systems worldwide. We believe our arrangement with the provider of catheters and electrophysiology mapping systems is favorable to us because it provides for the integration of our system with market leading digital imaging and 3D catheter location sensing technology, as well as catheters compatible with our system.

Imaging

We have successfully integrated our Niobe system with digital fluoroscopy systems to provide advanced interventional lab visualization and instrument control through user-friendly computerized interfaces. The maintenance of these arrangements, or the establishment of equivalent alternatives, is critical to our commercialization efforts. The commercial availability of both currently compatible digital imaging fluoroscopy systems is unlikely to continue for multiple years and efforts are being made to ensure the availability of integrated next generation systems and/or equivalent alternatives; however, we cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

Disposables Devices

We have successfully integrated advanced Biosense Webster’s 3D catheter location sensing technology, which we believe has the leading market position in this important field of visualization for electrophysiology procedures, with the Niobe system. We have jointly developed associated location and non-location sensing electrophysiology mapping and ablation catheters that are navigable with the Niobe system. We believe that these integrated products provide physicians with the elements required for effective complex electrophysiology procedures: highly accurate information as to the exact location of the catheter in the body and highly precise control over the working tip of the catheter.

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 10% and 9% of revenue for the years ended December 31, 2017 and 2016, respectively. These royalties were used to make payments under the debt agreement with Healthcare Royalty Partners II, L.P. (formerly “Cowen Healthcare Royalty Partners II, L.P.”) as discussed in Item 7 prior to its extinguishment in September, 2016.

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

Under the agreements with Biosense Webster, we granted Biosense Webster certain notice and discussion rights for product development activities we undertake relating to localization of magnetically enabled interventional disposable devices in fields outside of electrophysiology and mapping.

Either party may terminate this agreement in certain specified “change of control” situations, although the termination would not be effective until one year after the change of control and then would be subject to a wind-down period during which Biosense Webster would continue to supply co-developed catheters to us or to our customers for three years (or, for non-location sensing mapping and ablation catheters, until our first sale of a competitive product after a change of control, if earlier than three years). If either party terminates the agreement under this provision, we must pay a termination fee to Biosense Webster equal to 5% of our total equity value in the change of control transaction, up to a maximum of $10 million. If a change of control of Stereotaxis occurs after Biosense Webster has received approval from the U.S. FDA for atrial fibrillation indication for the NAVISTAR® RMT THERMOCOOL® catheter, we would be required to pay an additional $10 million fee to Biosense Webster, and termination of the agreement by either party would not be effective until two years after the change of control. We also agreed to notify Biosense Webster if we reasonably believe that we are engaged in substantive discussions with respect to the sale of the Company or substantially all of our assets.

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

Our research and development team collaborates with strategic third parties to integrate our Niobe system’s open architecture platform with key imaging, location sensing and information systems in the interventional lab.

We have also collaborated with a number of highly regarded interventional physicians in key clinical areas and have entered into agreements with a number of universities and teaching hospitals, which serve to increase our access to world class physicians and to expand our name recognition in the medical community. Our research and development expenses for the years ending December 31, 2017, 2016, and 2015, were $4.7 million, $5.5 million, and $6.3 million, respectively.

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

Our back-up technical support includes a combination of on-line, telephone and on-site technical assistance services 24 hours a day, seven days a week. We employ service and support engineers with networking and medical equipment expertise, and outsource a portion of our installation and support services. We offer different levels of support to our customers, including basic hardware and software maintenance, extended product maintenance, and rapid response capability for both parts and service.

We have established a call center in our St. Louis facilities, which provides real-time clinical and technical support to our customers worldwide.

MANUFACTURING

Niobe, Odyssey, and Vdrive Systems

Our manufacturing strategy for our Niobe system and Odyssey Solution is to sub-contract the manufacture of major subassemblies of our system to maximize manufacturing flexibility and lower fixed costs. Our current manufacturing strategy for the Vdrive system is to build all subassemblies in-house using sub-contract manufactured components. We maintain quality control for all of our systems by completing final system assembly and inspection in-house.

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

Disposable Interventional Devices

Our manufacturing strategy for disposable interventional devices is to outsource their manufacture through subcontracting and to expand partnerships for other interventional devices. We work closely with our contract manufacturers and have strong relationships with component suppliers. We have entered into manufacturing agreements to provide high volume capability for devices other than catheters.

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

SALES AND MARKETING

We market our products in the U.S and internationally through a direct sales force of senior sales specialists, distributors and sales agents, supported by account managers and clinical specialists who provide training, clinical support, and other services to our customers. In addition, Biosense Webster distributes magnetically-enabled electrophysiology mapping and ablation catheters, co-developed pursuant to our agreement with them.

Our sales and marketing efforts include two important elements: (1) selling Niobe systems, Odyssey Solutions, and Vdrive systems directly and through distributors; and (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service.

REIMBURSEMENT

We believe that substantially all of the procedures, whether commercial or in clinical trials, conducted in the U.S. with the Niobe system or Vdrive system have been reimbursed to date. We expect that third-party payors will reimburse, under existing billing codes, procedures in which compatible ablation catheters are used. We expect healthcare facilities in the U.S. to bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurers, for services performed with our products. We believe that procedures performed using our products, or targeted for use by products that do not yet have regulatory clearance or approval, are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot guarantee that reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures using the Niobe system.

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

We have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposable interventional devices and our 3D integration technology. As of December 31, 2017, we had 86 issued U.S. patents, 1 co-owned U.S. patent and no licensed-in U.S. patents. In addition, we had 7 pending U.S. patent applications and 1 co-owned U.S. patent application. As of December 31, 2017 we had 29 issued foreign patents and 8 owned foreign patent applications. The key patents that protect our Niobe system extend until 2022 and beyond. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted in the future will provide us with protection.

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

We have also developed substantial expertise in magnet design, magnet physics and magnetic instrument control that was developed in connection with the development of the Niobe system, which we maintain as trade secrets. This expertise centers around our proprietary magnet design, which is a critical aspect of our ability to design, manufacture and install a cost-effective magnetic navigation system that is small enough to be installed in a standard interventional lab. Our Odyssey Solution contains numerous complex algorithms and proprietary software and hardware configurations, and requires substantial knowledge to design and assemble, which we maintain as trade secrets. This proprietary software and hardware, some of which is owned by Stereotaxis, and some of which is licensed to Stereotaxis, is a material aspect of the ability to design, manufacture and install a cost-effective and efficient information integration, storage, and delivery platform.

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

U.S. Food and Drug Administration

Unless an exemption applies, each medical device we wish to commercially market in the United States will require 510(k) clearance, de novo approval, or pre-market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device, known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, or life-supporting, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring pre-market approval, or PMA. The majority of our current products are Class II devices requiring 510(k) clearances. Biosense Webster’s compatible catheters used with our Niobe system are Class III therapeutic devices and are subject to the PMA process.

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

Employees

As of December 31, 2017, we had 117 employees, 22 of whom were engaged directly in research and development, 55 in sales and marketing activities, 15 in manufacturing and service, and 25 in general administrative activities including accounting, regulatory, clinical affairs, quality and training. A significant majority of our employees is not covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

Executive Officers

See Part III – Item 10 for information about our Executive Officers.

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

The Company has sustained operating losses throughout its corporate history and expects that its 2018 expenses will exceed its 2018 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe ES systems as well as by new placements of capital systems. The Company’s plans for improving the liquidity conditions primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through debt or equity financing.

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

We are highly dependent on the principal members of our management, as well as our scientific and sales staff. Attracting and retaining qualified personnel will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain personnel on acceptable terms given the competition for qualified personnel among technology and healthcare companies and universities. The loss of personnel, or our inability to attract and retain other qualified personnel could harm our business and our ability to compete. In addition, the loss of members of our scientific staff may significantly delay or prevent product development and other business objectives. A loss of key sales personnel could result in a reduction of revenue. In addition, if we outsource certain employee functions that were formerly handled in-house, our personnel costs could increase.

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

Our operating performance is dependent upon economic conditions in the United States and in other countries in which we operate. Uncertainty about current global economic conditions and future global economic crises may cause customers to delay purchasing or installation decisions or cancel existing orders. The Niobe ES system, Odyssey Solution and Vdrive system are typically purchased as part of a larger overall capital project and an economic downturn or the lack of a robust recovery might make it more difficult for our customers, including distributors, to obtain adequate financing to support the project or to obtain requisite approvals. Any delay in purchasing decisions or cancellation of purchasing commitments may result in a decrease in our revenues. Another credit crisis similar to the credit crisis that began in 2008 could further affect our business if key suppliers are unable to obtain financing to manufacture our products or become insolvent and we are unable to manufacture product to meet customer demand. If the United States and global economy becomes sluggish or deteriorates for a longer period than we anticipate, we may experience a material negative decrease on the demand for our products which may, in turn, have a material adverse effect on our revenue, profitability, financial condition, ability to raise additional capital and the market price of our stock.

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

Our collaborations with two multinational fluoroscopy system manufacturers and one provider of catheters and electrophysiology mapping systems or other parties may fail, or we may not be able to enter into additional collaborations in the future.

We have collaborated with and are continuing to collaborate with two multinational fluoroscopy system manufacturers and one provider of catheters and electrophysiology mapping systems and other parties to integrate our instrument control technology with their respective imaging products or disposable interventional devices and to co-develop additional disposable interventional devices for use with our Niobe system. A significant portion of our revenue from system sales is derived from these integrated products. The maintenance of these collaborations, or the establishment of equivalent alternatives, is critical to our commercialization efforts. The commercial availability of both currently compatible digital imaging fluoroscopy systems is unlikely to continue for multiple years and efforts are being made to ensure the availability of integrated next generation systems and/or equivalent alternatives; however, we cannot assure as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

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

Some of our collaborators are large, global organizations with diverse product lines and interests that may diverge from our interests in commercializing our products. Accordingly, our collaborators may not devote adequate resources to our products, or may experience financial difficulties, change their business strategy or undergo a business combination that may affect their willingness or ability to fulfill their obligations to us.

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

We have incurred substantial net losses since inception, and we expect to incur losses into 2018 as we continue the commercialization of our products. We are still in the process of realizing the full potential of the commercialization of our technology, and will need to continue to make improvements to that technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain. Although we have achieved operating profitability during certain quarters, we may not achieve profitable operations on an annual basis, and if we achieve profitable operations, we may not sustain or increase profitability on a quarterly or annual basis. If we require more time than we expect to generate significant revenue and achieve annual profitability, or if we are unable to sustain profitability once achieved, we may not be able to continue our operations. Our failure to achieve annual profitability or sustain profitability on an annual or quarterly basis could negatively impact the market price of our common stock. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

We may not be able to comply with debt covenants and may have to repay outstanding indebtedness.

Our current borrowing agreement contains various covenants, including financial covenants under our credit agreement with our primary lender. If we violate our covenants, it could impact our ability to borrow and we could be required to repay any related outstanding debt. We could be unable to make these payments, which could lead to insolvency. Even if we are able to make these payments, it will lead to the lack of availability for additional borrowings under our bank loan agreement due to our borrowing capacity. There can be no assurance that we will be able to maintain compliance with these covenants or that we could replace this source of liquidity if these covenants were to be violated and our loans and other borrowed amounts were forced to be repaid.

Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

We depend on contract manufacturers to produce and assemble certain of the components of our systems and other products such as our electrophysiology catheter advancement device and disposable devices for our Vdrive system. We also depend on various third party suppliers for the magnets we use in our Niobe ES system and certain components of our Odyssey Solution and Vdrive system. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our Niobe ES system and certain components of our Odyssey Solution, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

Our commercial success depends in part on obtaining patent and other intellectual property right protection for the technologies contained in our products and on successfully defending these rights against third party challenges. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We cannot assure you that we will obtain the patent protection we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to re-examination proceedings in the U.S. Patent and Trademark Office, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office, which proceedings could result in either loss of the patent, or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re-examination, and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in patents being issued and certain foreign patent applications for medical related devices and methods may be found unpatentable. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

Successfully commercializing our products depends in part on not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. We may also be liable for patent infringement by third parties whose products we use or combine with our own and for which we have no right to indemnification. In addition, because patent applications are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware and which may later result in issued patents that our products infringe. Determining whether a product infringes a patent involves complex legal and factual issues and may not become clear until finally determined by a court in litigation. Our competitors may assert that our products infringe patents held by them. Moreover, as the number of competitors in our market grows the possibility of a patent infringement claim against us increases. If we were not successful in obtaining a license or redesigning our products, we could be subject to litigation. If we lose in this kind of litigation, a court could require us to pay substantial damages or prohibit us from using technologies essential to our products covered by third-party patents. An inability to use technologies essential to our products would have a material adverse effect on our financial condition, results of operations and cash flow and could undermine our ability to continue operating as a going concern.

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

If we or the parties in our strategic collaborations fail to obtain or maintain necessary FDA clearances or approvals for our medical device products, or if such clearances or approvals are delayed, we will be unable to continue to commercially distribute and market our products.

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

If our strategic collaborations elect not to or we fail to obtain regulatory approvals in other countries for products under development, we will not be able to commercialize these products in those countries.

In order to market our products outside of the U.S., we and our strategic collaborations or distributors must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA approval in the U.S. In addition, we may rely on our distributors and strategic collaborations in some instances to assist us in this regulatory approval process in countries outside the U.S. and Europe, for example, in Japan.

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

In response to perceived increases in health care costs in recent years, there have been and continues to be proposals by the Trump administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA). Among other things, the law imposed a tax on medical device manufacturers and producers equal to 2.3% of the sales price for all sales beginning January 1, 2013. This excise tax applies to the majority of our products sold within the United States. Although a two-year moratorium on the excise tax was enacted for 2016 and 2017, and extended for 2018 and 2019, the tax is currently scheduled to resume collection on January 1, 2020. We expect that the PPACA could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects.

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

As of December 31, 2017, we had 39.5 million shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock bearing dividends at a rate of six percent (6.0%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash, except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Convertible Preferred Stock. Instead, the value of the accrued dividends is added to the liquidation preference of the Series A Convertible Preferred Stock and will increase the number of shares of common stock issuable upon conversion, which will dilute the ownership of our common stockholders.

In addition, a significant number of shares of our common stock are subject to warrants, stock options and stock appreciation rights, and we may request the ability to issue additional such securities. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. While we cannot predict the effect, if any, that future exercises of warrants or future sales of debt, our common stock, other equity securities or securities convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock, it is likely that sales of substantial amounts of our common stock (including shares issued upon the exercise of warrants, stock options, stock appreciation rights or the conversion of any convertible securities outstanding now or in the future, including the Series A Convertible Preferred Shares), will dilute the ownership of our existing stockholders and that the perception that such sales could occur, will adversely affect prevailing market prices for our common stock.

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

Our certificate of incorporation and bylaws, Delaware law and one of our collaboration agreements contain provisions that could discourage a takeover.

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

In addition, our collaboration agreement with Biosense Webster contains provisions that may similarly discourage a takeover and negatively affect our share price as described above.

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

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts, or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

•	demand for our products;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	the success of our strategic relationships with two multinational fluoroscopy system manufacturers and one provider of catheters and electrophysiology mapping systems;

•

our ability to develop, introduce and market integrated next generation systems and/or alternatives to our current strategic relationships with fluoroscopy system manufacturers and the catheter and electrophysiology mapping system provider on a timely basis;

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

Our common stock is traded on the OTCQX® Best Market and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2017, our common stock traded between $0.48 and $1.10 per share, on trading volume ranging from approximately 0 to 0.4 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2017 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of December 31, 2017, the remaining accrued costs associated with the termination were $95,455.

Between the fourth quarter of 2015 and July, 2016, the Company sublet 3,152 square feet of the first floor office space.

In August 2016, the Company entered into an agreement to sublease approximately 11,000 square feet of office space immediately and an additional 16,000 square feet of office space beginning in January of 2017, with the term of the sublease ending on December 31, 2018. As of December 31, 2017, the remaining accrued costs associated with the termination were $26,202.

We lease approximately 2,200 square feet of office space in Maple Grove, Minnesota, under a lease agreement through October 31, 2018, and have leased office space in Amsterdam, The Netherlands through August 31, 2018. In addition, we lease an office space in Beijing, China under a lease agreement through September 8, 2020 and an office space in Japan through April 30, 2018.

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

	High	Low
Year Ended December 31, 2017
First Quarter	$0.74	$0.48
Second Quarter	0.65	0.52
Third Quarter	0.83	0.51
Fourth Quarter	1.10	0.70

Year Ended December 31, 2016
First Quarter	$1.14	$0.54
Second Quarter	1.95	0.90
Third Quarter	1.46	0.57
Fourth Quarter	0.91	0.47

As of March 13, 2018, there were approximately 470 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

The Niobe ES system is the latest generation of the Niobe Remote Magnetic Navigation System (“Niobe system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, Japan and various other countries. As of December 31, 2017, the Company had an installed base of 128 Niobe ES systems.

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

We have strategic relationships with technology leaders in the global interventional market. Through these strategic relationships we integrate our Niobe system with market leading digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices, in order to continue to develop new solutions in the interventional lab. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. The commercial availability of both currently compatible digital imaging fluoroscopy systems is unlikely to continue for multiple years and efforts are being made to ensure the availability of integrated next generation systems and/or equivalent alternatives; however, we cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

The Company believes the cash on hand at December 31, 2017 plus the $10 million of proceeds from the March 2018 financing will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2018 expenses will exceed its 2018 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

Under our revenue recognition policy, a portion of revenue for Niobe systems, Vdrive systems and Odyssey systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. We do not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multi-element arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimis effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

Stock-based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option and stock appreciation rights grants made to employees, and directors at the fair value of the option granted, and from grants of restricted shares and units to employees, directors, and third-party consultants. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares and units was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants and units is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which generally vest between one and five years. Stock compensation expense for performance-based restricted shares, if any, is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to grants to non-employees are re-measured quarterly through the vesting date. Compensation expense is recognized only for those options expected to vest, net of actual forfeitures. Estimates of the expected life of options have been based on the average of the vesting and expiration periods, which is the simplified method under general accounting principles for share-based payments. Estimates of volatility utilized in calculating stock-based compensation have been prepared based on historical data. Actual experience to date has been consistent with these estimates.

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

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have established a valuation allowance against the entire amount of our deferred tax assets because we are not able to conclude, due to our history of operating losses, that it is more likely than not that we will be able to realize any portion of the deferred tax assets.

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

Results of Operations

Comparison of the Years ended December 31, 2017 and 2016

Revenue. Revenue decreased to $31.1 million for the year ended December 31, 2017, from $32.2 million for the year ended December 31, 2016, a decrease of approximately 3%. Revenue from sales of systems decreased to $4.3 million for the year ended December 31, 2017, from $5.8 million for the year ended December 31, 2016, a decrease of approximately 26%. We recognized revenue on two Niobe ES systems and a total of $2.2 million for Odyssey and Odyssey Cinema systems during the 2017 period. System revenue for the prior year included revenue on two Niobe ES systems, a total of $2.9 million for Odyssey and Odyssey Cinema systems, and $0.1 million for Vdrive systems. Revenue from sales of disposable interventional devices, service and accessories increased slightly to $26.9 million for the year ended December 31, 2017, from $26.4 million for the year ended December 31, 2016, an increase of approximately 2%. The increase was primarily attributable to higher disposable sales and royalties in the current year.

Cost of Revenue. Cost of revenue increased to $10.7 million for the year ended December 31, 2017, from $7.5 million for the year ended December 31, 2016, an increase of approximately 43%. As a percentage of our total revenue, overall gross margin decreased from 77% for the year ended December 31, 2016, to 66% for the year ended December 31, 2017, primarily due to a $3.8 million inventory- related charge in the fourth quarter of 2017. This inventory- related charge was recorded based on low sales of Niobe systems in recent years. Excluding the inventory-related charge, gross margin for the year ended December 31, 2017 would have been 78%. Cost of revenue for systems sold increased to $6.2 million for the year ended December 31, 2017, from $3.7 million for the year ended December 31, 2016 and gross margin for systems decreased to (45%) for the year ended December 31, 2017 from 37% for the year ended December 31, 2016 due to the inventory-related charge. Excluding the inventory-related charge, gross margin from systems for the year ended December 31, 2017 would have been 45%. Cost of revenue for disposable interventional devices, service and accessories increased to $4.6 million for the year ended December 31, 2017, from $3.9 million for the year ended December 31, 2016, resulting in a decrease in gross margin to 83% from 85% between these periods driven by higher expenses incurred under service contracts in the current year period.

Research and Development Expense. Research and development expense decreased to $4.8 million for the year ended December 31, 2017 from $5.5 million for the year ended December 31, 2016, a decrease of approximately 13%. This decrease was primarily due to a reduction in headcount expense as a result of retirements and the timing of open positions as well as lower project-based spending and rent expense.

Sales and Marketing Expense. Sales and marketing expense decreased to $13.0 million for the year ended December 31, 2017, from $15.2 million for the year ended December 31, 2016, a decrease of approximately 14%. This decrease was primarily due to lower headcount costs and related travel expenses as a result of improved efficiency of distribution of clinical sales resources and the timing of open positions as well as lower rent expense.

General and Administrative Expense. General and administrative expenses include regulatory, clinical, general management and routine training expenses. General and administrative expense decreased to $8.5 million for the year ended December 31, 2017, from $10.3 million for the year ended December 31, 2016, a decrease of approximately 18%. This decrease was primarily driven by reduced executive headcount costs, administrative, and rent expense.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next. Other income was $0.2 million for the year ended December 31, 2017 and other expense was $2.0 million for the year ended December 31, 2016 due primarily to the adjustment in fair value of warrants.

Interest Expense. Interest expense decreased to $0.2 million for the year ended December 31, 2017 from $2.5 million for the year ended December 31, 2016, due primarily to the extinguishment of the Healthcare Royalty Partners debt.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2017, and December 31, 2016 to reflect these uncertainties. As of December 31, 2017, we had gross federal net operating loss carryforwards of approximately $98.5 million which will expire between 2030 and 2037. As of December 31, 2017, we had state net operating loss deferred tax assets of approximately $1.7 million which will expire at various dates between 2018 and 2037 if not utilized. We may not be able to utilize all of these loss carryforwards prior to their expiration.

Capital Resources

As of December 31, 2017, our accumulated deficit was $477.1 million with cash and cash equivalents of $3.7 million. Since inception, we have financed our operations primarily through cash generated by operations, borrowings on our revolving line of credit and proceeds from our debt and stock offerings. As of December 31, 2017, our borrowing facility was comprised of a revolving line of credit with $2.7 million of unborrowed availability with our primary lender, Silicon Valley Bank.

Revolving line of credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $5.0 million subject to the value of collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was amended on March 27, 2015, extending the maturity date to March 31, 2018. On May 10, 2016, the Company and the primary lender agreed to modify certain financial covenants, and on November 7, 2017 to adjust the maximum availability under the Company’s revolving line of credit from $10.0 million to $5.0 million with a pro-rata reduction in related loan costs, as well as a reduction in the interest rate floor from 7.0% to 5.75%. The current agreement requires the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $24.0 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018. As of December 31, 2017, we were in compliance with all financial covenants of this agreement.

As of December 31, 2017, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2017 the Company had a borrowing capacity of $2.7 million based on the Company’s collateralized assets. The Company’s total liquidity as of December 31, 2017, was $6.4 million which included cash and cash equivalents of $3.7 million.

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

Common Stock

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and certain conditions of our agreement with our primary lender. No dividends have been declared or paid as of December 31, 2017.

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

The Company received net proceeds from the sale of the convertible preferred stock and warrants of $23.2 million, after offering expenses. The Company used $13.0 million of the funds to satisfy in full all amounts outstanding under the Loan Agreement with Healthcare Royalty Partners, as noted above, and the remaining proceeds were used for general corporate purposes.

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

The warrants issued in conjunction with the convertible preferred stock have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. The warrants may be exercised by any holder on a cashless basis if, at any time after the date that is 180 days after the closing, the registration statement required by the Registration Rights Agreement described below is not effective and available for resale of all of the shares of common stock issuable upon exercise of such holder’s warrants. Due to the fact that the warrants were puttable upon the occurrence of certain events outside of the Company’s control prior to being amended in February 2018, the warrants qualified as liabilities under ASC 480-10 as of December 31, 2017. The calculated fair value of the warrants was classified as a liability and was periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations. See Note 12 for additional details.

On December 2, 2016, 100 shares of convertible preferred stock plus accumulated dividends were converted into 155,439 common shares.

On February 28, 2018, the Company entered into a Consent and Amendment with the holders of a majority of the shares of common stock issuable upon exercise of the outstanding warrants (the “SPA Warrants”) issued pursuant to the Stock Purchase Agreement dated September 26, 2016. The Consent and Amendment amended and restated the SPA Warrants providing for a reduction in the exercise price of the SPA Warrants from $0.70 per share to $0.28 per share for a period between March 1, 2018 and March 5, 2018 to encourage early exercise. Among other changes, the Consent and Amendment modified the beneficial ownership limitation related to the warrants and eliminated the right of holders to require the Company to redeem their SPA Warrants in exchange for cash in certain circumstances which required liability accounting for the warrants on the balance sheet. During the restricted exercise period, Stereotaxis received exercise notices for 35,791,927 warrants and received an aggregate of $10.0 million in cash from the warrant exercise.

Listing Transfer to OTCQX® Best Market

On August 2, 2016, the Company received a determination letter from the Nasdaq Hearings Panel (the “Panel”) notifying the Company that its common stock would be delisted from The Nasdaq Capital Market (“Nasdaq”) and that suspension of trading in the shares would be effective at the open of business on August 4, 2016. The delisting was completed by filing of a Form 25 Notification of Delisting with the Securities Exchange Commission on November 10, 2016. The Panel made the determination to delist the Company’s common stock because the Company did not demonstrate compliance with the minimum $35 million market value of listed securities requirement for a period of ten consecutive trading days by August 1, 2016, as required by a decision previously issued by the Panel on May 2, 2016. The Company’s shares of common stock commenced trading on the OTCQX® Best Market on August 4, 2016 under the Company’s current ticker symbol of “STXS.”

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

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2017 and 2016 (in thousands):

	Twelve Months Ended December 31,
	2017	2016
Cash flow used in operating activities	$(4,675)	$(6,563)
Cash flow used in investing activities	(82)	(410)
Cash flow (used in)/provided by financing activities	(59)	9,881

Net cash used in operating activities. We used approximately $4.7 million and $6.6 million of cash in operating activities during the years ended December 31, 2017 and 2016, respectively. The decrease in cash used in operating activities from 2016 to 2017 was driven by reduced operating losses and interest expense.

Net cash used in investing activities. We used approximately $0.1 million and approximately $0.4 million during the years ended December 31, 2017 and December 31, 2016, respectively, for the purchase of property and equipment.

Net cash used in/provided by financing activities. We used approximately $0.1 million of cash for the year ended December 31, 2017, compared to approximately $9.9 million generated for the year ended December 31, 2016. The cash used for the year ended December 31, 2017 was driven by payments of deferred financing costs offset by proceeds from issuance of stock, net of issuance costs. The cash generated from the year ended December 31, 2016 was driven by the proceeds from our September 29, 2016 preferred stock issuance, net of issuance costs and the payoff of the Healthcare Royalty Partners debt.

At December 31, 2017, we had a working capital deficit of approximately $20.3 million, compared to a working capital deficit of $16.2 million at December 31, 2016. The increase in the working capital deficit was primarily driven by the 2017 operating loss including the inventory-related charge of $3.8 million partially offset by lower deferred revenue.

As of December 31, 2017, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2017, the Company had a borrowing capacity of $2.7 million based on the Company’s collateralized assets. The maturity date of the revolving line of credit is March 31, 2018.

The credit facility is secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as in effect at December 31, 2017, we are required to meet minimum tangible net worth and liquidity covenants as defined in the loan agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with our primary lending bank. As of December 31, 2017, we were in compliance with all financial covenants of this agreement.

The Company believes the cash on hand at December 31, 2017 plus the $10 million of proceeds from the March 2018 financing will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2018 expenses will exceed its 2018 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stereotaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

St. Louis, Missouri

March 20, 2018

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,686,302	$8,501,392
Accounts receivable, net of allowance of $361,350 and $379,817 in 2017 and 2016, respectively	4,287,255	4,665,959
Inventories, net	1,146,971	5,381,103
Prepaid expenses and other current assets	750,085	855,295

Total current assets	9,870,613	19,403,749
Property and equipment, net	592,688	1,086,244
Intangible assets, net	159,470	436,569
Other assets	44,432	39,241

Total assets	$10,667,203	$20,965,803

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,654,101	$2,623,010
Accrued liabilities	3,195,247	4,491,164
Deferred revenue	5,702,769	8,751,336
Warrants	19,574,977	19,787,007

Total current liabilities	30,127,094	35,652,517
Long-term deferred revenue	611,863	522,329
Other liabilities	535,369	320,409

Total liabilities	31,274,326	36,495,255
Convertible Preferred stock:
Convertible Preferred stock, par value $0.001; 10,000,000 shares authorized, 23,900 shares outstanding at 2017 and 2016	5,960,475	5,960,475
Stockholders’ deficit:
Common stock, par value $0.001; 300,000,000 shares authorized, 22,805,731 and 22,063,582 shares issued at 2017 and 2016, respectively	22,806	22,064
Additional paid in capital	450,748,403	449,939,406
Treasury stock, 4,015 shares at 2017 and 2016	(205,999)	(205,999)
Accumulated deficit	(477,132,808)	(471,245,398)

Total stockholders’ deficit	(26,567,598)	(21,489,927)

Total liabilities and stockholders’ deficit	$10,667,203	$20,965,803

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2017	2016
Revenue:
Systems	$4,275,798	$5,776,843
Disposables, service and accessories	26,868,302	26,387,273

Total revenue	31,144,100	32,164,116
Cost of revenue:
Systems	6,199,643	3,660,012
Disposables, service and accessories	4,554,596	3,869,321

Total cost of revenue	10,754,239	7,529,333
Gross margin	20,389,861	24,634,783
Operating expenses:
Research and development	4,760,806	5,487,609
Sales and marketing	13,039,499	15,228,193
General and administrative	8,509,153	10,345,338

Total operating expenses	26,309,458	31,061,140

Operating loss	(5,919,597)	(6,426,357)
Other income (expense)	212,031	(2,009,150)
Interest expense (net)	(179,844)	(2,483,384)
Gain on extinguishment of debt	—	5,632,171

Net loss	$(5,887,410)	$(5,286,720)
Deemed dividend on convertible preferred stock	—	(6,145,402)
Cumulative dividend on convertible preferred stock	(1,432,259)	(368,152)

Net loss attributable to common stockholders	$(7,319,669)	$(11,800,274)

Net loss per share attributable to common stockholders:
Basic	$(0.32)	$(0.54)
Diluted	$(0.32)	$(0.54)

Weighted average number of common shares and equivalents:
Basic	22,614,248	21,807,634
Diluted	22,614,248	21,807,634

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	21,551,173	$21,551	$448,517,472	$(205,999)	$(465,958,678)	$(17,625,654)
Issuance of common stock					(1,464)			(1,464)
Share-based compensation					1,365,121			1,365,121
Restricted stock vestings			317,962	318	(318)			—
Components of comprehensive loss: net loss							(5,286,720)	(5,286,720)
Employee stock purchase plan			39,008	39	33,145			33,184
Issuance of Convertible Preferred Stock, net of discount related to warrants of $17,649,231 and issuance costs of $159,322	24,000	5,986,081						—
Beneficial conversion feature of Convertible Preferred Stock		(6,145,402)			6,145,402			6,145,402
Deemed dividend related to beneficial conversion feature of Convertible Preferred Stock		6,145,402			(6,145,402)			(6,145,402)
Conversion of Convertible Preferred Stock	(100)	(25,606)	155,439	156	25,450			25,606

Balance at December 31, 2016	23,900	$5,960,475	22,063,582	$22,064	$449,939,406	$(205,999)	$(471,245,398)	$(21,489,927)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	23,900	$5,960,475	22,063,582	$22,064	$449,939,406	$(205,999)	$(471,245,398)	$(21,489,927)
Share-based compensation					768,682			768,682
Restricted stock vestings			675,473	675	(552)			123
Components of comprehensive loss: net loss							(5,887,410)	(5,887,410)
Employee stock purchase plan			66,676	67	40,867			40,934

Balance at December 31, 2017	23,900	$5,960,475	22,805,731	$22,806	$450,748,403	$(205,999)	$(477,132,808)	$(26,567,598)

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(5,887,410)	$(5,286,720)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	554,361	367,611
Amortization of intangibles	199,321	199,320
Amortization of deferred finance costs	99,998	188,239
Share-based compensation	768,682	1,365,121
Gain on debt extinguishment	—	(5,632,171)
Noncash interest	—	485,857
Loss on asset disposal	98,550
Adjustment of warrants	(212,030)	2,009,150
Provisions for obsolete inventory	3,948,726	283,441
Changes in operating assets and liabilities:
Accounts receivable	378,704	1,710,511
Inventories	285,406	(1,136,612)
Prepaid expenses and other current assets	105,215	(187,940)
Other assets	(5,191)	(7,548)
Accounts payable	(968,909)	782,875
Accrued liabilities	(1,295,917)	(1,567,226)
Deferred revenue	(2,959,033)	(181,468)
Other liabilities	214,960	44,806

Net cash used in operating activities	(4,674,567)	(6,562,754)
Cash flows from investing activities
Purchase of fixed assets	(81,577)	(410,184)

Net cash used in investing activities	(81,577)	(410,184)
Cash flows from financing activities
Payments of deferred financing costs	(100,000)	(100,000)
Proceeds from revolving line of credit	—	7,650,000
Payments of revolving line of credit	—	(7,650,000)
Payments of Healthcare Royalty Partners debt	—	(13,020,780)
Proceeds from issuance of stock, net of issuance costs	41,054	23,001,528

Net cash provided by (used in) financing activities	(58,946)	9,880,748

Net increase (decrease) in cash and cash equivalents	(4,815,090)	2,907,810

Cash and cash equivalents at beginning of period	8,501,392	5,593,582

Cash and cash equivalents at end of period	$3,686,302	$8,501,392

Supplemental disclosures of cash flow information:
Interest paid	—	2,251,613

Certain prior year amounts have been reclassified to conform to the 2017 presentation.

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

Notes to Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Epoch®, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, V-CAS Deflect™, QuikCAS™ and Cardiodrive® are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

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

The Niobe system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter resulting in improved navigation, efficient procedures and reduced x-ray exposure. As of December 31, 2017, the Company had an installed base of 128 Niobe ES systems.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company believes the cash on hand at December 31, 2017 plus the $10 million of proceeds from the March 2018 financing will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2018 expenses will exceed its 2018 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. No cash was restricted at December 31, 2017 or 2016.

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

Under our revenue recognition policy, a portion of revenue for Niobe systems, Vdrive systems and Odyssey systems is recognized upon delivery, provided that title has passed, there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collection of the related receivable is reasonably assured. When installation is the responsibility of the customer, revenue from system sales is recognized upon shipment since these arrangements do not include an installation element or right of return privileges. The Company does not recognize revenue in situations in which inventory remains at a Stereotaxis warehouse or in situations in which title and risk of loss have not transferred to the customer. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Revenue from services and license fees, whether sold individually or as a separate unit of accounting in a multiple-deliverable arrangement, is deferred and amortized over the service or license fee period, which is typically one year. Revenue from services is derived primarily from the sale of annual product maintenance plans. We recognize revenue from disposable device sales or accessories upon shipment and establish an appropriate reserve for returns. The return reserve, which is applicable only to disposable devices, is estimated based on historical experience which is periodically reviewed and updated as necessary. In the past, changes in estimate have had only a de minimis effect on revenue recognized in the period. We believe that the estimate is not likely to change significantly in the future.

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic relationships under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables at December 31, 2017 or 2016 under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

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

Net Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. In periods where there is net income, we apply the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our Convertible Preferred Stock is a participating security. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. In periods where there is a net loss, the two-class method of computing earnings per share does not apply as our Convertible Preferred Stock does not contractually participate in our losses. We compute diluted net income (loss) per common share using net income (loss) as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, warrants, unvested restricted stock units outstanding during the period and potential issuance of stock upon the conversion of our Convertible Preferred Stock issued and outstanding during the period, except where the effect of such securities would be antidilutive.

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

As of December 31, 2017, the Company had 413,301 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $9.04 per share, 38,779,119 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.82 per share, and 39,537,501 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock. The Company had no unearned restricted shares outstanding for the period ended December 31, 2017.

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

Concentrations of Risk

The majority of the Company’s cash, cash equivalents and investments are deposited with one major financial institution in the U.S. Deposits in this institution exceed the amount of government provided insurance on such deposits.

Revenue from Biosense Webster Inc. related to royalties and Odyssey system sales accounted for $3,304,126 and $4,099,075 or 11%, and 13%, of total net revenue for the years ended December 31, 2017, and 2016, respectively. No other single customer accounted for more than 10% of total revenue for the year ended December 31, 2017.

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

In November 2015, the FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2015-17, “Income Taxes (Topic 740): To simplify the presentation of deferred income taxes.” The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. This standard is effective for public companies for financial statements issued for annual periods beginning after December 15, 2016 (January 1, 2017 for the Company), and interim periods within those annual periods. We have adopted this accounting standard update and there was no impact to the results of operations or cash flows

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for interim and annual periods beginning after December 31, 2018 (January 1, 2019 for the Company), with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which converges the FASB’s and the International Accounting Standards Board’s current standards on revenue recognition. The standard provides companies with a single model to use in accounting for revenue arising from contracts with customers and supersedes current revenue guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The standard is effective for annual and interim periods beginning after December 15, 2017 (January 1, 2018 for the Company). Early adoption is not permitted. The standard permits companies to either apply the adoption to all periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. The Company will adopt ASU 2014-09 during the first quarter of 2018 using the modified retrospective method. We are substantially complete with our evaluation of the impact of adopting ASU 2014-09 on our consolidated financial statements, and we do not expect significant changes in the timing or method of revenue recognition for any of our material revenue streams. In connection with adopting ASU 2014-09, we expect to record a cumulative-effect reduction to accumulated deficit of $0.4 million on January 1, 2018. This adjustment primarily relates to the deferral of costs to obtain a contract that were previously expensed at the beginning of the contract period.

3. Inventory

Inventory consists of the following:

	December 31, 2017	December 31, 2016
Raw materials	$2,528,270	$2,397,430
Work in process	4,836	341,125
Finished goods	2,515,637	2,915,162
Reserve for obsolescence	(3,901,772)	(272,614)

Total inventory	$1,146,971	$5,381,103

In the fourth quarter of 2017, Stereotaxis recorded a non-cash inventory-related charge related to its Niobe ES product line.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2017	December 31, 2016
Prepaid expenses	$575,501	$575,886
Deferred financing costs	24,658	24,658
Deposits	194,358	293,992

Total prepaid expenses and other assets	794,517	894,536
Less: Noncurrent prepaid expenses and other assets	(44,432)	(39,241)

Total current prepaid expenses and other assets	$750,085	$855,295

5. Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2017	2016
Equipment	$7,295,698	$8,397,528
Equipment held for lease	—	303,412
Leasehold improvements	2,592,339	2,719,860

	9,888,037	11,420,800
Less: Accumulated depreciation	(9,295,349)	(10,334,556)

Net property and equipment	$592,688	$1,086,244

6. Intangible Assets

As of December 31, 2017 and 2016, the Company had total intangible assets of $3,143,291 and $3,221,069, respectively. Accumulated amortization at December 31, 2017 and 2016 was $2,983,821 and $2,784,500, respectively. Amortization expense for the years 2017 and 2016 was $199,321 and $199,320, respectively, as determined under the straight-line method. The estimated future amortization of intangible assets is $65,988 in 2018, $65,988 in 2019 and $27,495 through May 2020. During the fourth quarter of 2017, the Company also recognized impairment charges of $77,778 in research and development expense for certain intellectual property rights relating to the Company’s Niobe ES system. The impairment is the result of an analysis that indicated it was probable the undiscounted future cash flows produced by the intellectual property would not exceed its book value during the remaining six months of its useful life.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2017	2016
Accrued salaries, bonus, and benefits	$1,641,491	$2,452,183
Accrued rent	441,417	965,412
Accrued licenses and maintenance fees	581,672	561,450
Accrued warranties	164,365	222,845
Accrued taxes	234,668	219,017
Accrued professional services	367,072	180,450
Other	299,931	210,216

Total accrued liabilities	3,730,616	4,811,573
Less: Long term accrued liabilities	(535,369)	(320,409)

Total current accrued liabilities	$3,195,247	$4,491,164

8. Deferred Revenue

Deferred revenue consists of the following:

	December 31,	December 31,
	2017	2016
Product shipped, revenue deferred	$941,724	$549,709
Customer deposits	—	2,910,000
Deferred service and license fees	5,372,908	5,813,956

Total deferred revenue	6,314,632	9,273,665
Less: Long-term deferred revenue	(611,863)	(522,329)

Total current deferred revenue	$5,702,769	$8,751,336

9. Long-Term Debt and Credit Facilities

As of December 31, 2017 and 2016, there were no contractual principal maturities of debt.

The revolving line of credit is secured by substantially all of the Company’s assets. The Company is required under the Credit Agreements to maintain its primary operating account and the majority of its cash and investment balances in accounts with the primary lender.

Revolving line of credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $5.0 million subject to the value of collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was amended on March 27, 2015, extending the maturity date to March 31, 2018. On May 10, 2016, the Company and the primary lender agreed to modify certain financial covenants, and on November 7, 2017 to adjust the maximum availability under the Company’s revolving line of credit from $10.0 million to $5.0 million with a pro-rata reduction in related loan costs, as well as a reduction in the interest rate floor from 7.0% to 5.75%. The current agreement requires the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $24.0 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018.

As of December 31, 2017, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2017 the Company had a borrowing capacity of $2.7 million based on the Company’s collateralized assets. The Company’s total liquidity as of December 31, 2017, was $6.4 million, which included cash and cash equivalents of $3.7 million. As of December 31, 2017, we were in compliance with all financial covenants of this agreement and we anticipate continued compliance throughout the remainder of 2018.

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

10. Lease Obligations

The Company leases its facilities under operating leases. For the years ended December 31, 2017 and 2016 rent expense was $588,197 and $1,187,989, respectively. The rent expense for the years ended December 31, 2017 and 2016 is net of sublease income of $812,660 and $91,579, respectively.

In January 2006, the Company moved its primary operations into its current facilities. The facility is subject to a lease which expires in December 31, 2018. Under the terms of the lease, the Company has an option to renew for up to three additional years. The lease contains an escalating rent provision which the Company has straight-lined over the term of the lease.

In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138, and were accrued as a rent liability as of September 30, 2013. As of December 31, 2017, the remaining accrued costs associated with the termination were $95,455.

Between the fourth quarter of 2015 and July, 2016, the Company sublet 3,152 square feet of the first floor office space.

In August 2016, the Company entered into an agreement to sublease approximately 11,000 square feet of office space immediately and an additional 16,000 square feet of office space beginning in January of 2017, with the term of the sublease ending on December 31, 2018. As of December 31, 2017, the remaining accrued costs associated with the termination were $26,202.

The future minimum lease payments under non-cancelable leases as of December 31, 2017 are as follows (excluding sublease income):

Year	Operating Lease Payments
2018	$2,067,392
2019	11,497
2020	8,622

Total minimum lease payments	2,087,511
Less amounts representing sublease receipts	(764,917)

$1,322,594

11. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2017.

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

The Company received net proceeds from the sale of the convertible preferred stock and warrants of $23.0 million, after offering expenses. The Company used $13.0 million of the funds to satisfy in full all amounts outstanding under the Loan Agreement with Healthcare Royalty Partners, as noted above, and the remaining proceeds were used for general corporate purposes.

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

The warrants issued in conjunction with the convertible preferred stock have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. The warrants may be exercised by any holder on a cashless basis if, at any time after the date that is 180 days after the closing, the registration statement required by the Registration Rights Agreement described below is not effective and available for resale of all of the shares of common stock issuable upon exercise of such holder’s warrants. Due to the fact that the warrants were puttable upon the occurrence of certain events outside of the Company’s control prior to being amended in February 2018, the warrants qualified as liabilities under ASC 480-10 as of December 31, 2017. The calculated fair value of the warrants was classified as a liability and was periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations. See Note 12 for additional details.

On December 2, 2016, 100 shares of convertible preferred stock plus accumulated dividends were converted into 155,439 common shares.

On February 28, 2018, the Company entered into a Consent and Amendment with the holders of a majority of the shares of common stock issuable upon exercise of the outstanding warrants (the “SPA Warrants”) issued pursuant to the Stock Purchase Agreement dated September 26, 2016. The Consent and Amendment amended and restated the SPA Warrants providing for a reduction in the exercise price of the SPA Warrants from $0.70 per share to $0.28 per share for a period between March 1, 2018 and March 5, 2018 to encourage early exercise. Among other changes, the Consent and Amendment modified the beneficial ownership limitation related to the warrants and eliminated the right of holders to require the Company to redeem their SPA Warrants in exchange for cash in certain circumstances which required liability accounting for the warrants on the balance sheet. During the restricted exercise period, Stereotaxis received exercise notices for 35,791,927 warrants. Refer to Note 20 for discussion of subsequent events.

Listing Transfer to OTCQX® Best Market

On August 2, 2016, the Company received a determination letter from the Nasdaq Hearings Panel (the “Panel”) notifying the Company that its common stock would be delisted from The Nasdaq Capital Market (“Nasdaq”) and that suspension of trading in the shares would be effective at the open of business on August 4, 2016. The delisting was completed by the filing of a Form 25 Notification of Delisting with the Securities Exchange Commission on November 10, 2016. The Panel made the determination to delist the Company’s common stock because the Company did not demonstrate compliance with the minimum $35 million market value of listed securities requirement for a period of ten consecutive trading days by August 1, 2016, as required by a decision previously issued by the Panel on May 2, 2016. The Company’s shares of common stock commenced trading on the OTCQX® Best Market on August 4, 2016 under the Company’s current ticker symbol of “STXS.”

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

The Company has reserved shares of common stock for conversion of convertible preferred stock, exercise of warrants, and the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31, 2017	December 31, 2016
Warrants	38,779,119	38,963,443
Series A Convertible Preferred Stock Series	47,844,562	47,844,562
Stock award plans	5,573,046	1,524,996
Employee Stock Purchase Plan	125,618	192,290

	92,322,345	88,525,291

Refer to Note 20 for discussion of subsequent events.

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

Restricted stock unit grants are time-based and generally vest over a period of four years. Options granted to non-employee directors expire no later than ten years from the date of grant. The exercise price of options to non-employee directors shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. Initial grants of equity awards to new directors generally vest over a two year period. Annual grants to directors generally vest between one and five years following grant.

A summary of the option and stock appreciation rights activity for the year ended December 31, 2017 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2016	671,887	$1.45 - $116.40	$8.77
Granted	10,000	$0.62	$0.62
Exercised	—	—	—
Forfeited	(268,586)	$2.15 - $116.40	$8.06

Outstanding, December 31, 2017	413,301	$0.62 - $54.90	$9.04

As of December 31, 2017, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 6.07 years. Of the 413,301 options and stock appreciation rights that were outstanding as of December 31, 2017, 339,002 were vested and exercisable with a weighted average exercise price of $10.56 per share and a weighted average remaining term of 5.8 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2017
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price Per Vested Share
$0.00 - $2.00	63,500	7.43 years	$1.66	38,362	$1.86
$2.01- $4.00	154,001	7.11 years	$2.15	111,974	$2.15
$4.01 - $10.00	126,055	6.24 years	$4.04	118,921	$4.04
$30.01 - $40.00	45,245	2.99 years	$34.89	45,245	$34.89
$40.01 - $50.00	12,250	1.44 years	$43.90	12,250	$43.90
$50.01 - $60.00	12,250	0.41 years	$54.90	12,250	$54.90

	413,301	6.07 years	$9.04	339,002	$10.56

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money at December 31, 2017. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2017 was approximately $1,800 based on a closing share price of $0.80 on December 31, 2017. There were no fully vested options or stock appreciation rights outstanding at December 31, 2017 with an exercise price less than the closing stock price on December 31, 2017. No options or stock appreciation rights were exercised under the Company’s stock option plans during the years ended December 31, 2016 or 2017 and the Company realized no proceeds during these periods. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2017 was $0.62 per share.

A summary of the restricted stock unit activity for the year ended December 31, 2017 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2016	1,167,099	$1.48
Granted	274,736	$0.61
Vested	(675,472)	$1.51
Forfeited	(86,000)	$1.43

Outstanding, December 31, 2017	680,363	$1.11

The intrinsic value of restricted stock units outstanding at December 31, 2017 was $0.5 million based on a closing share price of $0.80 as of December 31, 2017. During the year ended December 31, 2017, the aggregate intrinsic value of restricted stock units vested was $0.4 million determined at the date of vesting.

As of December 31, 2017, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $0.5 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan (“ESPP”). In June 2014, our shareholders approved an amendment of the ESPP to increase the number of shares authorized for issuance under the ESPP by 250,000 shares. Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2017, there were 125,618 remaining shares available for issuance under the Employee Stock Purchase Plan.

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities at December 31, 2017:
Warrants issued May 2012	$—	$—	$—	$—
Warrants issued August 2013	5,746	—	—	5,746
Warrants issued September 2016	19,569,231	—	—	19,569,231

Total liabilities at fair value:	$19,574,977	$—	$—	$19,574,977

Liabilities at December 31, 2016:
Warrants issued May 2012	$66,081	$—	$—	$66,081
Warrants issued August 2013	151,695	—	—	151,695
Warrants issued September 2016	19,569,231	—	—	19,569,231

Total liabilities at fair value:	$19,787,007	$—	$—	$19,787,007

Level 1

The Company does not have any financial assets or liabilities classified as Level 1.

Level 2

The Company does not have any financial assets or liabilities classified as Level 2.

Level 3

In conjunction with the Company’s May 2012, August 2013 and September 2016 financing transactions, the Company issued warrants to purchase shares of the Company’s common stock. Due to the provisions included in the warrant agreements at the time of issuance, the warrants did not meet the exemptions for equity classification and as such, the Company accounts for these warrants as derivative instruments. The calculated fair value of the warrants is classified as a liability and is periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations.

The remaining warrants from the May 2012 transaction (PIPE Warrants) expire in May 2018 and were valued using an option pricing model as of December 31, 2016 using the following assumptions: 1) volatility of 121.12%; 2) risk-free interest rate of 1.20%; and 3) a closing stock price of $0.65.

The PIPE warrants were revalued using an option pricing model as of December 31, 2017 using the following assumptions: 1) volatility of 68.47%; 2) risk-free interest rate of 1.76%; and 3) a closing stock price of $0.80.

The remaining warrants from the August 2013 transaction (Exchange warrants) expire in November 2018 and were valued using an option pricing model as of December 31, 2016 using the following assumptions: 1) volatility of 110.32%; 2) risk-free interest rate of 1.20%; and 3) a closing stock price of $0.65.

The Exchange warrants were revalued using an option pricing model as of December 31, 2017 using the following assumptions: 1) volatility of 70.56%; 2) risk-free interest rate of 1.76%; and 3) a closing stock price of $0.80.

The remaining warrants from the September 2016 warrants expire in September 2021 and were valued using an option pricing model as of December 31, 2016 using the following assumptions: 1) volatility of 121.31%; 2) risk-free interest rate of 1.93%; and 3) a closing stock price of $0.65.

The September 2016 warrants were revalued using an option pricing model as of December 31, 2017 using the following assumptions: 1) volatility of 91.38%; 2) risk-free interest rate of 2.20%; and 3) a closing stock price of $0.80.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) liability fair value measurement.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2017:

	Warrants issued May 2012	Warrants issued August 2013	Warrants issued September 2016	Total Liabilities
Balance at beginning of period	$66,081	$151,695	$19,569,231	$19,787,007
Issues	—	—	—	—
Settlements	—	—	—	—
Revaluation	(66,081)	(145,949)	—	(212,030)

Balance at end of period	$—	$5,746	$19,569,231	$19,574,977

The Company currently does not have derivative instruments to manage its exposure to currency fluctuations or other business risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value.

Refer to Note 20 for discussion of subsequent events.

13. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2017	2016
Deferred:
Federal	$13,308,196	$(757,955)
State and local	(263,860)	(328,867)

	13,044,336	(1,086,822)
Valuation allowance	(13,044,336)	1,086,822

	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2017	2016
U.S. statutory income tax rate	34.0%	34.0%
State and local taxes, net of federal tax benefit	1.8%	1.0%
Permanent differences between book and tax	(1.5)%	(15.9)%
Deferred tax adjustments	(6.1)%	(5.9)%
Tax cuts & jobs act	(244.9)%	0.0%
State rate adjustments	(4.0)%	7.4%
Valuation allowance	220.7%	(20.6)%

Effective income tax rate	—%	—%

Included in permanent differences between book and tax in the above table are the impacts of the non-deductible mark-to-market activity associated with convertible debt and warrants as well as permanent differences such as nondeductible meals and entertainment and stock compensation shortfalls. The deferred state rate adjustments are a result of changes in apportionment and various state rate law changes. The deferred tax adjustments are primarily attributable to the write-off of deferred tax assets associated with the unexercised stock compensation awards that expired during the current year. The revaluation of the deferred tax assets reflects a $14.5 million provisional write-down as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

The components of the deferred tax asset are as follows:

	December 31,
	2017	2016
Current accruals	$1,718,808	$1,638,298
Deferred revenue	30,648	126,631
Depreciation and amortization	1,311,718	2,131,933
Deferred compensation	633,303	1,464,533
Net operating loss carryovers	22,359,693	33,943,745

Deferred tax assets	26,054,170	39,305,140
Valuation allowance	(25,955,759)	(39,000,095)

Net deferred tax assets before deferred tax liabilities	98,411	305,045
Accounting method changes	(98,411)	(305,045)

Net deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, which made significant changes to the Internal Revenue Code. The TCJA lowered the U.S. federal income tax rate to 21%, beginning on January 1, 2018. Additionally, among other changes, the TCJA imposes a one-time transition tax on the mandatory repatriation of unremitted foreign earnings, as well as a minimum tax on global intangible low-taxed income (“GILTI”) of foreign subsidiaries.

Additionally, in response to the enactment of the TCJA, the SEC issued SAB 118 on December 22, 2017. SAB 118 provides for a “measurement period” that allows the Company additional time to complete the accounting for certain tax effects of the TCJA that are considered “provisional” in the Company’s financial statements as of December 31, 2017.

As of December 31, 2017, the Company had not yet completed its accounting for the TCJA as additional time is needed to evaluate certain factors that could impact the Company’s accounting. Such factors include, but are not limited to, the completion of the Company’s 2017 income tax returns and changes in interpretations of existing tax laws. However, the Company was able to determine a reasonable estimate of the impacts of the TCJA as of December 31, 2017. As of December 31, 2017, the Company recorded a provisional $14.5 million deferred income tax expense as a result of revaluing the Company’s deferred tax assets to incorporate the newly-enacted federal statutory rate of 21%. The $14.5 million deferred tax expense was fully offset as a result of the Company’s corresponding release of valuation allowance, resulting in a $14.5 million deferred tax benefit. Additionally, based upon the Company’s initial analysis of the one-time transition tax, the Company recorded a provisional amount of $0 associated with the transition tax on mandatory repatriation, as it is estimated that all of the Company’s foreign earnings will have been remitted in the U.S. through Subpart F inclusions prior to applying the mandatory repatriation provisions. Additionally, the Company is still in the process of evaluating whether or not to treat the GILTI provisions of the TCJA as a period expense or to provide deferred taxes on certain foreign basis differences. Such policy election will be made within the measurement period as additional guidance and interpretations of existing tax laws become available.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the “Code”, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Following significant ownership changes during 2013, the Company initiated a review of the availability of its U.S. net operating loss carryforwards. As a result of this review, it was determined that approximately $288.1 million of the Company’s federal net operating loss carryovers would expire unused due to the limitation under IRC Section 382. The Company reduced the net operating loss carryover and corresponding valuation allowance as a result of these limitations. The remaining net operating loss carryforwards following the ownership change have been assigned a full valuation allowance against all deferred tax assets.

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

As of December 31, 2017, we had gross federal net operating loss carryforwards of approximately $98.5 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $288.1 million and approximately $90 million of book/ tax differences and expiration of unused carryforwards. The federal net operating loss carryforwards will expire between 2030 and 2037. As of December 31, 2017, we had state net operating loss deferred tax assets of approximately $1.7 million which will expire at various dates between 2018 and 2037 if not utilized.

On February 28, 2018, the Company amended the outstanding warrants issued pursuant to the September 26, 2016 Stock Purchase Agreement providing for a temporary reduction in the exercise price to encourage early exercise. During the restricted exercise period, Stereotaxis received exercise notices for a majority of the outstanding warrants. As a result of this transaction, the Company believes that an ownership change may have occurred under Section 382 of the Code. Any change could significantly limit the value of the existing net operating loss carryforward. The Company is currently evaluating the impact of the warrant exercise on the availability of its U.S. net operating loss carryforward. Refer to Note 20 for a full discussion of subsequent events.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As the Company has a federal net operating loss carryforward from the year ended December 31, 1998 forward, all tax years from 1998 forward are subject to examination. As states have varying carryforward periods, and the Company has recently entered into additional states, the states are generally subject to examination for the previous 10 years or less.

The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2017 accrued interest and penalties were less than $0.1 million.

At December 31, 2017 and 2016, the Company had approximately $0.1 in reserves for uncertain tax positions.

14. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	Twelve months ended December 31,
	2017	2016
Net loss	$(5,887,410)	$(5,286,720)
Deemed dividend on convertible preferred stock	—	(6,145,402)
Cumulative dividend on convertible preferred stock	(1,432,259)	(368,152)

Net loss attributable to common stockholders	$(7,319,669)	$(11,800,274)

Weighted average number of common shares and equivalents:	22,614,248	21,807,634
Basic EPS	$(0.32)	$(0.54)
Diluted EPS	$(0.32)	$(0.54)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2017	2016
Shares issuable upon vesting/exercise of:
Options to purchase common stock	413,301	671,887
Series A Convertible Preferred Stock and Accumulated Dividends	39,537,501	37,335,618
Restricted stock units	680,363	1,167,099
Warrants	38,779,119	38,963,443

	79,410,284	78,138,047

15. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan. Employer contributions are discretionary under the 401(k) plan. The Company did not match employee contributions made in 2016 or 2017.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	December 31, 2017	December 31, 2016
Warranty accrual, beginning of the fiscal period	$222,845	$316,835
Accrual adjustment for product warranty	32,679	103,743
Payments made	(91,159)	(197,733)

Warranty accrual, end of the fiscal period	$164,365	$222,845

17. Related Party Transactions

In September 2016, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors whereby it agreed to sell, for an aggregate purchase price of $24.0 million, (i) an aggregate of 24,000 shares of Series A Convertible Preferred Stock, and (ii) warrants to purchase an aggregate of 36,923,078 shares of common stock (see Note 11 for further information). Pursuant to the transaction agreements, the Company reimbursed transaction related legal fees of $85,000 to a law firm engaged by DAFNA Capital Management. Funds managed by DAFNA Capital Management own more than 5% of the outstanding shares of the Company. Also, pursuant to the Securities Purchase Agreement, the Board appointed David Fischel, Principal at DAFNA Capital Management, and Joe Kiani, also an investor in the offering, to the Board, effective as of the closing of the Offering. Subsequent to the transaction, the Company reimbursed an additional $120,367 in transaction-related legal fees incurred by law firms engaged by these investors. In February, 2017, David Fischel was appointed acting Chief Executive Officer of Stereotaxis, Inc., and he became Chief Executive Officer during 2017.

18. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

19. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Geographic revenues for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
United States	$18,038,638	$19,420,815
International	13,105,462	12,743,301

Total	$31,144,100	$32,164,116

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

20. Subsequent Events

On February 28, 2018, the Company entered into a Consent and Amendment with the holders of a majority of the shares of common stock issuable upon exercise of the outstanding warrants (the “SPA Warrants”) issued pursuant to the Stock Purchase Agreement dated September 26, 2016. The Consent and Amendment amended and restated the SPA Warrants providing for a reduction in the exercise price of the SPA Warrants from $0.70 per share to $0.28 per share for a period between March 1, 2018 and March 5, 2018 to encourage early exercise. Among other changes, the Consent and Amendment also eliminated the right of holders to require the Company to redeem their SPA Warrants in exchange for cash in certain circumstances which required liability accounting for the warrants on the balance sheet. During the restricted exercise period, Stereotaxis received exercise notices for 35,791,927 warrants and received an aggregate of $10.0 million in cash from the warrant exercise. The Consent and Amendment and the Amended and Restated Form of Warrants is available in a Form 8-K filed with the Securities and Exchange Commission on March 6, 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2017, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2017.

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

On March 19, 2018, Karen W. Duros, Senior Vice President, General Counsel and Secretary, notified Stereotaxis, Inc. (the “Company”) of her decision to retire from the Company effective April 13, 2018.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2018, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

The following is information with respect to our executive officers:

David L. Fischel

Chief Executive Officer and Chairman of the Board since February 2017

Director since September 2016

Mr. Fischel, 31, was named Chief Executive Officer and Chairman of the Board on February 3, 2017. He has served as a director of Stereotaxis since leading the equity investment and positive strategic initiatives announced in September 2016. He has served for over eight years as Principal and portfolio manager for medical device investments at DAFNA Capital Management, LLC. In addition to his research responsibilities, Mr. Fischel has been deeply involved in all aspects of DAFNA Capital’s operations including legal, accounting, IT, compliance, human resources and marketing. Prior to joining DAFNA Capital, he was a research analyst at SCP Vitalife, a healthcare venture capital fund. Mr. Fischel completed his B.S. magna cum laude in Applied Mathematics with a minor in Accounting at the University of California at Los Angeles and received his MBA from Bar-Ilan University in Tel Aviv. He is a Certified Public Accountant, Chartered Financial Analyst and Chartered Alternative Investment Analyst.

Karen W. Duros

Senior Vice President, General Counsel and Secretary

Officer since October 2010

Ms. Duros, 63, joined Stereotaxis in 2010. She has over 30 years of business and corporate legal experience in large and small companies. Prior to joining Stereotaxis, she was Senior Counsel for Monsanto Company from

2005 to 2010. From 1998 to 2005, Ms. Duros held several legal positions of increasing responsibility with Great Lakes Chemical Corporation, including Vice President and Secretary from 2004 to 2005, and General Counsel of Great Lakes’ Industrial Products division from 1999 to 2005. Previously, she was Vice President, General Counsel and Secretary of Tastemaker, a joint venture of Mallinckrodt, Inc. and Hercules, Inc., and prior to that, she held several legal positions with Mallinckrodt, Inc. Ms. Duros began her legal career with the St. Louis law firm, Thompson & Mitchell. She earned a law degree from Washington University School of Law and a B.A., Political Science, from Benedictine College.

Martin C. Stammer

Chief Financial Officer

Officer since February 2013

Mr. Stammer, 37, was appointed as the Chief Financial Officer in February 2013. He previously served as Vice President, Controller since August 2012 and as Corporate Controller from July 2011 to August 2012. He joined the Company as Senior Manager, Financial Reporting in October 2009. Prior to joining the Company, from 2003 to 2009, Mr. Stammer was employed in various roles and capacities at Deloitte & Touche LLP, including most recently as Audit Manager. Mr. Stammer received his M.S. and B.S. in Accountancy from the University of Illinois and is a Certified Public Accountant.

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

See Exhibit Index appearing on page 83 herein.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at the End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2017	$379,817	$(18,467)	$0	$361,350
Year ended December 31, 2016	$93,478	$292,690	$(6,351)	$379,817

Allowance for inventories valuation:
Year ended December 31, 2017	$272,614	$3,948,726	$(319,568)	$3,901,772
Year ended December 31, 2016	$19,971	$283,441	$(30,798)	$272,614

EXHIBIT INDEX

Number	Description

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Form of PIPE Warrant issued pursuant to that certain Stock and Warrant Purchase Agreement dated May 7, 2012, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.3a	Form of Warrant Issued Pursuant to that Certain Fourth Amendment to Note and Warrant Purchase Agreement dated March 30, 2012, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2012.

4.3b	Form of Warrant issued pursuant to that certain Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Company and certain investors named therein (included in Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.).

4.3c	Form of Warrant issued pursuant to that certain Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Company and certain investors named therein (included in Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012).

4.3d	Amendment to Warrants of Stereotaxis, Inc., dated May 10, 2012, by and between the Company and the Warrant Holders, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

4.3e	Form of Warrant issued pursuant to that certain Seventh Amendment to Note and Warrant Purchase Agreement dated March 29, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.5i of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2013.

4.3f	Form of Warrant issued pursuant to that certain Eighth Amendment to Note and Warrant Purchase Agreement dated June 28, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed for the fiscal quarter ended June 30, 2013.

4.3g	Form of Warrant issued to certain investors in connection with extensions of loan guarantees by such investors, incorporated by reference to Exhibit 4.5k of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2013.

Number	Description

4.4	Form of Warrant issued pursuant to that certain Exchange Agreement, dated August 7, 2013, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

4.5	Form of Warrant issued pursuant to that certain Securities Purchase Agreement, dated September 26, 2016, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-36159) filed on September 28, 2016.

10.1a#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 22, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2017.

10.1b#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 9, 2016, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2016.

10.1c#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1d#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013, incorporated by reference to Exhibit 10.1d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1e#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.1f#	Form of Incentive Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, filed herewith.

10.1g#	Form of Non-Qualified Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, filed herewith.

10.1h#	Form of Restricted share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.2#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.3a#	Amended and Restated Stereotaxis, Inc. Employee Stock Purchase Plan, as adopted March 27, 2014, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.3b#	Amendment to Stereotaxis, Inc. 2009 Employee Stock Purchase Plan, as adopted February 27, 2015, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2015.

10.4a#	Executive Employment Agreement dated May 30, 2014, between Stereotaxis, Inc. and William C. Mills III, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on June 2, 2014.

10.4b#	Severance Agreement and Release dated February 3, 2017, between the Company and William C. Mills III, incorporated by reference to exhibit 10.1 of the Registrant’s Current report on Form 8-K (File No. 001-36159) filed on February 6, 2017.

10.5#	Form of Amended and Restated Executive Employment Agreement, 2013, between certain executive officers and the Company, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

Number	Description

10.6#	Summary of Management Bonus Plan adopted as of February 24, 2015, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No, 001-36159) for the fiscal quarter ended March 31, 2015.

10.7#	Description of compensation of named executive officers, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.8#	Summary of Non-Employee Director Compensation Program effective January 1, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.9a†	Collaboration Agreement dated June 8, 2001, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.9b†	Extended Collaboration Agreement dated May 27, 2003, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.9c†	Amendment to Collaboration Agreement dated May 5, 2006, between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.10a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.10b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.10c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.10d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.10e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.10f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.10g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

Number	Description

10.10h†	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010, incorporated by reference to Exhibit 10.13h of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010.

10.10i	Seventh Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc., effective December 5, 2011, incorporated by reference to Exhibit 10.13i of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.11	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.12†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.13a†	Office Lease dated November 15, 2004, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.13b	Amendment to Office Lease dated November 30, 2007, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.13c	Second Amendment to Office Lease dated May 1, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17c of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.13d	Third Amendment to Office Lease dated August 14, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17d of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.13e	Fourth Amendment to Office Lease, effective October 1, 2015, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.13e of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2015.

10.14a	Securities Purchase Agreement, dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.14b	Form of Convertible Debt Registration Rights Agreement incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.14c	Form of Amendment and Exchange Agreement between Company and each of the holders of its convertible debentures participating in the exchange, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

10.15a	Second Amended and Restated Loan and Security Agreement, effective November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

Number	Description

10.15b	First Loan Modification Agreement (Domestic), between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.15c	Second Amendment to the Amended and Restated Loan and Security Agreement (Domestic) dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.15d	Third Amendment to Amended and Restated Loan and Security Agreement (Domestic), dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.75 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.15e	Fourth Loan Modification Agreement (Domestic), dated December 28, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.15f	Fifth Loan Modification Agreement (Domestic) dated March 29, 2013 between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.15g	Sixth Loan Modification and Waiver Agreement (Domestic), dated June 28, 2013, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.15h	Seventh Loan Modification and Waiver Agreement (Domestic), dated July 31, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

10.15i	Eighth Loan Modification Agreement (Domestic), dated August 30, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

10.15j	Ninth Loan Modification Agreement (Domestic), dated March 28, 2014, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 31, 2014.

10.15k	Tenth Loan Modification Agreement (Domestic), dated March 27, 2015, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 30, 2015.

10.15l	Eleventh Loan Modification Agreement (Domestic), dated May 10, 2016, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 11, 2016.

10.15m	Third Amended and Restated Loan and Security Agreement, effective November 7, 2017, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended September 30, 2017.

10.16a	Note and Warrant Purchase Agreement, effective February 7, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

Number	Description

10.16b	First Amendment to Note and Warrant Purchase Agreement, effective December 29, 2008, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.32 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2008.

10.16c	Second Amendment to Note and Warrant Purchase Agreement, effective October 9, 2009, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.31c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.16d	Third Amendment to Note and Warrant Purchase Agreement, effective November 10, 2010, between the Registrant and the investors named therein incorporated by reference to Exhibit 10.21d of the Registrant’s Form 10-K (File No. 000-50884) filed for the fiscal year ended December 31, 2010.

10.16e	Fourth Amendment to the Note and Warrant Purchase Agreement between the Registrant and the investors named therein, dated March 30, 2012, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.16f	Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.16g	Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.16h	Seventh Amendment to Note and Warrant Purchase Agreement, dated March 29, 2013, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.16i	Eighth Amendment to Note and Warrant Purchase Agreement, dated June 28, 2013, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.17a	Loan Agreement dated as of November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Healthcare Royalty Partners II, L.P. f/k/a Cowen Healthcare Royalty Partners II LLC incorporated by reference to Exhibit 10.22a of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.17b	Intercreditor Agreement dated as of December 5, 2011, by and among the Company, Stereotaxis International, Inc., Healthcare Royalty Partners II, L.P. f/k/a Cowen Healthcare Royalty Partners II LLC and Silicon Valley Bank incorporated by reference to Exhibit 10.22b of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.18	Stock and Warrant Purchase Agreement, effective May 7, 2012, between the Company, and certain purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.19a	Consulting Agreement effective June 4, 2014, between Stereotaxis, Inc. and Eric N. Prystowsky, M.D., incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.19b	Second Amendment, dated June 2, 2016, to Consulting Agreement, dated June 4, 2014, between Stereotaxis, Inc. and Eric N. Prystowsky, M.D., incorporated by reference to Exhibit 10.19(B) of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2016.

10.20	Securities Purchase Agreement, dated September 26, 2016, between the Company and certain investors named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

Number	Description

10.21	Registration Rights Agreement, dated September 26, 2016, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

10.22	Letter Agreement, dated February 3, 2017, between the Company and David Fischel, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on February 6, 2017.

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan.
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 20, 2018	By:	/s/ DAVID L. FISCHEL
David L. Fischel Chief Executive Officer

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

Signature	Title	Date

/s/ DAVID L. FISCHEL David L. Fischel	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 20, 2018

/s/ MARTIN C. STAMMER Martin C. Stammer	Chief Financial Officer (principal financial officer and principal accounting officer)	March 20, 2018

/s/ DAVID W. BENFER David W. Benfer	Director	March 20, 2018

/s/ NATHAN FISCHEL Nathan Fischel	Director	March 20, 2018

/s/ JOE KIANI Joe Kiani	Director	March 20, 2018

/s/ ARUN MENAWAT Arun Menawat	Director	March 20, 2018

/s/ ROBERT J. MESSEY Robert J. Messey	Director	March 20, 2018

/s/ FRED A. MIDDLETON Fred A. Middleton	Director	March 20, 2018