Form 10-Q
period 2018-03-31
Stereotaxis, Inc.
filed 2018-05-14
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).     ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on April 30, 2018 was 58,926,619.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,613,713	$3,686,302
Accounts receivable, net of allowance of $303,688 and $361,350 in 2018 and 2017, respectively	6,637,588	4,287,255
Inventories, net	1,446,574	1,146,971
Prepaid expenses and other current assets	742,075	750,085

Total current assets	20,439,950	9,870,613
Property and equipment, net	462,213	592,688
Intangible assets, net	142,973	159,470
Other assets	282,199	44,432

Total assets	$21,327,335	$10,667,203

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,819,423	$1,654,101
Accrued liabilities	2,947,677	3,195,247
Deferred revenue	7,136,065	5,702,769
Warrants	—	19,574,977

Total current liabilities	11,903,165	30,127,094
Long-term deferred revenue	560,649	611,863
Other liabilities	580,866	535,369

Total liabilities	13,044,680	31,274,326
Convertible Preferred stock:
Convertible Preferred stock, par value $0.001; 10,000,000 shares authorized, 23,900 shares outstanding at 2018 and 2017	5,960,475	5,960,475
Stockholders’ deficit:
Common stock, par value $0.001; 300,000,000 shares authorized, 58,901,126 and 22,805,731 shares issued at 2018 and 2017, respectively	58,901	22,806
Additional paid in capital	477,872,296	450,748,403
Treasury stock, 4,015 shares at 2018 and 2017	(205,999)	(205,999)
Accumulated deficit	(475,403,018)	(477,132,808)

Total stockholders’ equity (deficit)	2,322,180	(26,567,598)

Total liabilities and stockholders’ equity (deficit)	$21,327,335	$10,667,203

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Systems	$17,275	$218,895
Disposables, service and accessories	6,954,357	6,758,777

Total revenue	6,971,632	6,977,672
Cost of revenue:
Systems	203,602	220,443
Disposables, service and accessories	1,061,745	1,036,182

Total cost of revenue	1,265,347	1,256,625
Gross margin	5,706,285	5,721,047
Operating expenses:
Research and development	1,962,626	1,600,877
Sales and marketing	3,634,997	3,781,448
General and administrative	1,239,179	2,241,580

Total operating expenses	6,836,802	7,623,905

Operating loss	(1,130,517)	(1,902,858)
Other income	2,590,361	3,129,308
Interest expense (net)	(24,615)	(49,483)

Net income	$1,435,229	$1,176,967
Cumulative dividend on convertible preferred stock	(353,589)	(363,188)
Net income attributable to convertible preferred stock	(610,280)	(509,323)

Earnings attributable to common stockholders	$471,360	$304,456

Net income per share attributable to common stockholders:
Basic	$0.02	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares and equivalents:
Basic	30,957,648	22,318,000
Diluted	33,122,598	22,331,683

Certain prior year amounts have been reclassified to conform to the 2018 presentation.

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net earnings	$1,435,229	$1,176,967
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation	140,465	140,848
Amortization of intangibles	16,497	49,831
Amortization of deferred finance costs	24,657	24,657
Share-based compensation	216,586	243,161
Loss on asset disposal	—	14,598
Adjustment of warrants	(2,590,361)	(3,129,308)
Changes in operating assets and liabilities:
Accounts receivable	(2,350,333)	(650,976)
Inventories	(299,603)	(277,266)
Prepaid expenses and other current assets	97,206	18,809
Other assets	(57,059)	(2,153)
Accounts payable	165,322	(407,899)
Accrued liabilities	(247,570)	(405,468)
Deferred revenue	1,382,082	536,756
Other liabilities	45,497	136

Net cash used in operating activities	(2,021,385)	(2,667,307)
Cash flows from investing activities
Purchase of fixed assets	(9,990)	(4,297)

Net cash used in investing activities	(9,990)	(4,297)
Cash flows from financing activities
Payments of deferred financing costs	—	(100,000)
Proceeds from issuance of stock, net of issuance costs	13,622	9,336
Proceeds from warrant exercise	9,945,164	—

Net cash provided by (used in) financing activities	9,958,786	(90,664)

Net increase (decrease) in cash and cash equivalents	7,927,411	(2,762,268)

Cash and cash equivalents at beginning of period	3,686,302	8,501,392

Cash and cash equivalents at end of period	$11,613,713	$5,739,124

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

The Niobe system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. As of March 31, 2018, the Company had an installed base of 128 Niobe ES systems.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (SEC) on March 20, 2018.

Going Concern, Liquidity and Management’s Plan

The Company believes the cash on hand at March 31, 2018 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2018 expenses will exceed its 2018 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems.

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value.

The Company measures certain financial assets and liabilities, including warrants, at fair value on a recurring basis. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). See Note 10 for additional details.

Revenue and Costs of Revenue

The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method. As part of the Company’s adoption of ASC 606, the Company elected to use the following practical expedients (i) applying the modified retrospective method only to open contracts as of December 31, 2017; (ii) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company’s transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (iii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; and (iv) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

Upon adoption of the new revenue guidance, the Company recorded a cumulative-effect reduction to accumulated deficit of $0.3 million on January 1, 2018 relating primarily to the deferral of previously expensed costs to obtain a contract. The Company capitalized sales commissions paid in connection with multi-year service contracts and is amortizing such asset over the economic life of those contracts. Previously, sales commissions on multi-year service contracts were expensed as incurred. The impact of this change on operating expenses in any given period will depend, in part, on the amount of such commissions incurred and capitalized in relation to the amount of ongoing amortization expense. In the first quarter of 2018, the Company recorded $0.1 million less in commission expense as a result of adopting the new standard. The Company did not otherwise experience significant changes in the timing or method of revenue recognition for any of its material revenue streams.

We generate revenue from initial capital sales of systems as well as recurring revenue from the sale of our proprietary disposable devices, from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters, and from other recurring revenue including ongoing license and service contracts.

We account for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We record our revenue based on consideration specified in the contract with each customer, net of any taxes collected from customers that are remitted to government authorities.

For contracts containing multiple products and services the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company recognizes revenues as the performance obligations are satisfied by transferring control of the product or service to a customer.

For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services and market conditions. The Company regularly reviews standalone selling prices and updates these estimates as necessary.

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were not material for the periods presented. Revenue from system delivery and installation represented less than 1% and 3% of revenue for the three months ended March 31, 2018 and 2017, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 37% and 40% of revenue for the three months ended March 31, 2018 and 2017, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 10% and 11% of revenue for the three months ended March 31, 2018 and 2017, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from software licenses, product maintenance plans, and other post warranty maintenance. Revenue from services and license fees is deferred and amortized over the service or license fee period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 53% and 46% of revenue for the three months ended March 31, 2018 and 2017, respectively.

	Three months ended March 31,
	2018	2017
Systems	$17,275	$218,895
Disposables, service and accessories	6,954,357	6,758,777

Total revenue	$6,971,632	$6,977,672

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $1.4 million as of March 31, 2018. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	March 31,	December 31,
	2018	2017
Contract Assets - Unbilled Receivables	$55,341	$2,917
Product shipped, revenue deferred	940,665	941,724
Deferred service and license fees	6,756,049	5,372,908

Total deferred revenue	7,696,714	6,314,632
Less: Long-term deferred revenue	(560,649)	(611,863)

Total current deferred revenue	$7,136,065	$5,702,769

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was earned but not billed on service contracts and revenue from system contracts that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. The Company did not have any impairment losses on its contract assets for the periods presented.

Revenue recognized for the three months ended March 31, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period was $2,643,425 and $2,664,371, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other current assets, in the Company’s balance sheet was $0.4 million as of March 31, 2018. The Company did not incur any impairment losses during any of the periods presented.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended March 31,
	2018	2017
Net income	$1,435,229	$1,176,967
Cumulative dividend on convertible preferred stock	(353,589)	(363,188)
Net income attributable to convertible preferred stockholders	(610,280)	(509,323)

Net income attributable to common stockholders	$471,360	$304,456
Shares used for basic EPS-weighted average shares	30,957,648	22,318,000
Restricted Stock Units	292,891	13,683
Warrants	1,872,059	—

Weighted average number of common shares and equivalents:	33,122,598	22,331,683
Basic EPS	$0.02	$0.01
Diluted EPS	$0.01	$0.01

The following potential common shares were excluded from diluted EPS for the three months ended March 31, 2018 as they were antidilutive: 1,236,445 stock options and stock appreciation rights, 280,560 restricted stock units, and 1,077,255 warrants. The following potential common shares were excluded from diluted EPS for the three months ended March 31, 2017 as they were antidilutive: 665,477 stock options and stock appreciation rights, 671,929 restricted stock units, and 38,887,708 warrants.

As of March 31, 2018, the Company had 1,236,445 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.27 per share, 2,949,314 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $2.32 per share, 40,081,485 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock and accumulated dividends, and 573,451 shares of unvested restricted share units.

Reclassifications

In 2018, we adjusted our operating expense categories to improve our alignment with common industry reporting practice, and as a result, certain amounts in prior periods have been reclassified to conform to the current period presentation. Regulatory and clinical research expenses were previously included in General and Administrative expense and have been reclassified to Research and Development. International training expense was previously included in General and Administrative expense and has been reclassified to Sales and Marketing expense. These reclassifications had no effect on reported income or losses.

Recently Issued Accounting Pronouncements

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

3. Inventories

Inventories consist of the following:

	March 31, 2018	December 31, 2017
Raw materials	$2,578,473	$2,528,270
Work in process	197,820	4,836
Finished goods	2,779,669	2,515,637
Reserve for obsolescence	(4,109,388)	(3,901,772)

Total inventory	$1,446,574	$1,146,971

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2018	December 31, 2017
Prepaid expenses	$458,547	$575,501
Prepaid commissions	384,879	—
Deferred financing costs	—	24,658
Deposits	180,848	194,358

Total prepaid expenses and other assets	1,024,274	794,517
Less: Noncurrent prepaid expenses and other assets	(282,199)	(44,432)

Total current prepaid expenses and other assets	$742,075	$750,085

Effective with the January 1, 2018 adoption of ASC 606, the Company determined that sales commissions paid in connection with multi-year service contracts met the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts. Previously, sales commissions on multi-year service contracts were expensed as incurred. The Company is amortizing this asset over the economic life of the related contracts.

5. Property and Equipment

Property and equipment consist of the following:

	March 31, 2018	December 31, 2017
Equipment	$7,259,470	$7,295,698
Leasehold improvements	2,592,338	2,592,339

	9,851,808	9,888,037
Less: Accumulated depreciation	(9,389,595)	(9,295,349)

Net property and equipment	$462,213	$592,688

6. Intangible Assets

As of March 31, 2018, the Company had total intangible assets of $3,143,291. Accumulated amortization at March 31, 2018, was $3,000,318.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
Accrued salaries, bonus, and benefits	$1,376,613	$1,641,491
Accrued rent	348,690	441,417
Accrued licenses and maintenance fees	581,691	581,672
Accrued warranties	145,172	164,365
Accrued taxes	258,964	234,668
Accrued professional services	491,894	367,072
Other	325,519	299,931

Total accrued liabilities	3,528,543	3,730,616
Less: Long term accrued liabilities	(580,866)	(535,369)

Total current accrued liabilities	$2,947,677	$3,195,247

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of March 31, 2018, the remaining accrued costs associated with the termination were $71,592.

In August 2016 the Company entered into an agreement to sublease approximately 11,000 square feet of office space immediately and an additional 16,000 square feet of office space beginning in January, 2017, with the term of the sublease ending on December 31, 2018. The initial costs associated with the sub lease were $69,180, and as of March 31, 2018, the remaining accrued costs were $19,822.

8. Long-Term Debt and Credit Facilities

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $5.0 million subject to the value of collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was amended on March 27, 2015, extending the maturity date to March 31, 2018. On November 7, 2017, the Company and the primary lender agreed to adjust the maximum availability under the Company’s revolving line of credit from $10.0 million to $5.0 million with a pro-rata reduction in related loan costs, as well as a reduction in the interest rate floor from 7.0% to 5.75%. As of March 31, 2018, the agreement required the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $24.0 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018.

As of March 31, 2018, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of March 31, 2018, the Company had a borrowing capacity of $4.5 million based on the Company’s collateralized assets. The Company’s total liquidity as of March 31, 2018, was $16.1 million which included cash and cash equivalents of $11.6 million. As of March 31, 2018, we were in compliance with all financial covenants of this agreement and we anticipate continued compliance throughout the remainder of 2018.

On April 26, 2018, the Company entered into a First Amendment to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the maturity of the revolving line of credit from March 31, 2018 to April 25, 2019. The maximum availability under the revolving line of credit remains at $5.0 million, and provides for an interest rate during a “streamline period” equal to the prime rate subject to a floor of 4.5%. A “streamline period” occurs when the Company has, for each consecutive day in the immediately preceding monthly period, maintained a liquidity ratio greater than 1.75:1.00, and continuing so long as the streamline period has been maintained. Upon the termination of a streamline period, the Company must maintain the streamline threshold each consecutive day for one fiscal quarter, prior to entering into a subsequent streamline period. During non-streamline periods, the interest rate is the prime rate plus 1.5%, subject to a floor of 4.5%. In addition, the amendment eliminates the tangible net worth covenant and requires that the liquidity ratio shall at all times include not less than $1.5 million of the Borrower’s unrestricted cash and cash equivalents maintained at the Bank prior to giving effect to any advance.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of March 31, 2018.

Convertible Preferred Stock and Warrants

In September, 2016, the Company issued 24,000 shares of Series A Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share which are convertible into shares of the Company’s common stock at an initial conversion rate of $0.65 per share and (ii) warrants to purchase an aggregate of 36,923,078 shares of common stock. The convertible preferred shares are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The convertible preferred shares bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the convertible preferred shares. Each holder of convertible preferred shares has the right to require us to redeem such holder’s convertible preferred shares upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets, or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the convertible preferred shares in the event of a defined change of control. The convertible preferred shares rank senior to our common stock as to distributions and payments upon the liquidation, dissolution, and winding up of the Company. Since the convertible preferred shares are subject to conditions for redemption that are outside the Company’s control, the convertible preferred shares are presently reported in the mezzanine section of the balance sheet.

The warrants issued in conjunction with the convertible preferred stock have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. Prior to their modification in February, 2018, the warrants were puttable upon the occurrence of certain events outside of the Company’s control, and were classified as liabilities under ASC 480-10. The calculated fair value of the warrants was periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations. See Note 10 for additional details.

The warrants were modified on February 28, 2018 to allow for a reduction in the exercise price from $0.70 per share to $0.28 per share for a period between March 1, 2018 and March 5, 2018. Additionally, the beneficial ownership limitation related to the warrants was modified and the right of holders to require the Company to redeem their SPA Warrants in exchange for cash in certain circumstances was eliminated. Following these modifications, the warrants were no longer subject to liability accounting and were reclassified to equity. During the restricted exercise period, Stereotaxis received exercise notices for 35,791,927 warrants and received an aggregate of $10.0 million in cash from the warrant exercise. As a result of these transactions, total stockholders’ equity increased by $27 million and common shares outstanding increased by 35,791,927 shares.

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

On June 5, 2013, June 10, 2014, May 24, 2016, and May 23, 2017, the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under each of the amendments on June 5, 2013 and June 10, 2014, the number of shares authorized for issuance under the Plan was increased by one million shares. The amendment on May 24, 2016 increased the number of shares authorized for issuance under the Plan by 1.5 million shares, and the amendment on May 23, 2017 increased the number of shares authorized for issuance under the Plan by 4.0 million shares. At March 31, 2018, the Company had 4,564,502 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2018, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $1.0 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three month period ended March 31, 2018 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2017	413,301	$0.62 - $54.90	$9.04
Granted	858,500	$0.74 - $0.83	$0.74
Exercised	—	—	—
Forfeited	(35,356)	$2.15 - $35.20	$9.14

Outstanding, March 31, 2018	1,236,445	$0.62 - $54.90	$3.27

A summary of the restricted stock unit activity for the three month period ended March 31, 2018 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2017	680,363	$1.11
Granted	212,000	$0.84
Vested	(285,662)	$1.36
Forfeited	(33,250)	$1.26

Outstanding, March 31, 2018	573,451	$0.88

10. Fair Value Measurements

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities at March 31, 2018:
Warrants issued May 2012	$—	$—	$—	$—
Warrants issued August 2013	—	—	—	—
Warrants issued September 2016	—	—	—	—

Total liabilities at fair value:	$—	$—	$—	$—

Liabilities at December 31, 2017:
Warrants issued May 2012	$—	$—	$—	$—
Warrants issued August 2013	5,746	—	—	5,746
Warrants issued September 2016	19,569,231	—	—	19,569,231

Total liabilities at fair value:	$19,574,977	$—	$—	$19,574,977

Level 1

The Company does not have any financial assets or liabilities classified as Level 1.

Level 2

The Company does not have any financial assets or liabilities classified as Level 2.

Level 3

In conjunction with the Company’s May 2012, August 2013 and September 2016 financing transactions, the Company issued warrants to purchase shares of the Company’s common stock. Due to the provisions included in the warrant agreements at the time of issuance, the warrants did not meet the exemptions for equity classification and as such, the Company accounted for these warrants as derivative instruments. The calculated fair value of the warrants issued in conjunction with the May 2012 and August 2013 financing transactions is classified as a liability and is periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations. As detailed in Note 9, the remaining warrants from the September 2016 transaction were modified on February 28, 2018 and reclassified to equity.

The remaining warrants from the May 2012 transaction (PIPE Warrants) expire in May 2018 and were revalued as of March 31, 2018 using the following assumptions: 1) volatility of 50.37%; 2) risk-free interest rate of 1.63%; and 3) a closing stock price of $0.66.

The remaining warrants from the August 2013 transaction (Exchange Warrants) expire in November 2018 and were revalued as of March 31, 2018 using the following assumptions: 1) volatility of 68.30%; 2) risk-free interest rate of 1.93%; and 3) a closing stock price of $0.66.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three month period ended March 31, 2018:

	Warrants issued May 2012	Warrants issued August 2013	Warrants issued September 2016	Total Liabilities
Balance at beginning of period	$—	$5,746	$19,569,231	$19,574,977
Issues	—	—	—	—
Reclassifications	—	—	(16,984,616)	(16,984,616)
Settlements	—	—	—	—
Revaluation	—	(5,746)	(2,584,615)	(2,590,361)

Balance at end of period	$—	$—	$—	$—

The Company currently does not have derivative instruments to manage its exposure to currency fluctuations or other business risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value.

11. Product Warranty Provisions

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	March 31, 2018	December 31, 2017
Warranty accrual, beginning of the fiscal period	$164,365	$222,845
Accrual adjustment for product warranty	(2,640)	32,679
Payments made	(16,553)	(91,159)

Warranty accrual, end of the fiscal period	$145,172	$164,365

12. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

13. Subsequent Events

On April 26, 2018, the Company entered into a First Amendment to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the maturity of the revolving line of credit from March 31, 2018 to April 25, 2019. The maximum availability under the revolving line of credit remains at $5.0 million, and provides for an interest rate during a “streamline period” equal to the prime rate subject to a floor of 4.5%. A “streamline period” occurs when the Company has, for each consecutive day in the immediately preceding monthly period, maintained a liquidity ratio greater than 1.75:1.00, and continuing so long as the streamline period has been maintained. Upon the termination of a streamline period, the Company must maintain the streamline threshold each consecutive day for one fiscal quarter, prior to entering into a subsequent streamline period. During non-streamline periods, the interest rate is the prime rate plus 1.5%, subject to a floor of 4.5%. In addition, the amendment eliminates the tangible net worth covenant and requires that the liquidity ratio shall at all times include not less than $1.5 million of the Borrower’s unrestricted cash and cash equivalents maintained at the Bank prior to giving effect to any advance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results are not necessarily indicative of results that may occur in future periods.

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

The Niobe ES system is the latest generation of the Niobe Remote Magnetic Navigation System (“Niobe system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, Japan, and various other countries. As of March 31, 2018, the Company had an installed base of 128 Niobe ES systems.

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

Going Concern, Liquidity and Management’s Plan

The Company believes the cash on hand at March 31, 2018 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2018 expenses will exceed its 2018 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018. We generate revenue from the initial capital sales of the Niobe, Odyssey, and Vdrive systems as well as recurring revenue from the sale of our proprietary disposable devices from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters, and from other recurring revenue including ongoing license and service contracts.

We account for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We record our revenue based on consideration specified in the contract with each customer, net of any taxes collected from customers that are remitted to government authorities.

For contracts containing multiple products and services the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company recognizes revenues as the performance obligations are satisfied by transferring control of the product or service to a customer.

For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services and market conditions. The Company regularly reviews standalone selling prices and updates these estimates if necessary.

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year warranty; warranty costs were not material for the periods presented.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by a warranty that provides for the return of defective products. Warranty costs were not material for the periods presented.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters.

Other Recurring Revenue:

Other recurring revenue includes revenue from software licenses, product maintenance plans, and other post warranty maintenance. Revenue from services and license fees is deferred and amortized over the service or license fee period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. See Note 2 for additional detail on Deferred Revenue. The Company did not have any impairment losses on its contract assets for the periods presented.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other current assets in the Company’s balance sheets were $0.4 million as of March 31, 2018. The Company did not incur any impairment losses during any of the periods presented.

Cost of Contracts

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

Results of Operations

Comparison of the Three Months Ended March 30, 2018 and 2017

Revenue. Revenue remained consistent at $7.0 million for the three months ended March 31, 2017 and March 31, 2018. Revenue from the sale of systems decreased from $0.2 million to $0.02 million, a decrease of approximately 92%, primarily due to decreased sales volume. We did not recognize revenue on any Niobe systems or Odyssey systems during the 2018 period. System revenue for the prior period included a total of $0.2 million for Odyssey systems. Revenue from sales of disposable interventional devices, service, and accessories increased to $7.0 million for the three months ended March 31, 2018 from $6.8 million for the three months ended March 31, 2017, an increase of approximately 3% due to increased service revenue from time and material billings.

Cost of Revenue. Cost of revenue remained consistent at $1.3 million for the three months ended March 31, 2018 and March 31, 2017. As a percentage of our total revenue, overall gross margin remained unchanged at 82% for the three months ended March 31, 2018 and March 31, 2017. Cost of revenue for systems sold was also unchanged at $0.2 million for the three months ended March 31, 2017 and March 31, 2018. Gross margin for systems decreased to $(0.2) million for the three months ended March 31, 2018 from $0 for the three months ended March 31, 2017 due to low system sales. Cost of revenue for disposables, service, and accessories increased to $1.1 million for the three months ended March 31, 2018 from $1.0 million for the three months ended March 31, 2017 due to increased costs under time and material service contracts. Gross margin for disposables, service, and accessories remained consistent at 85% for the current quarter and for the three months ended March 31, 2017.

Research and Development Expenses. Research and development expenses increased from $1.6 million for the three months ended March 31, 2017 to $2.0 million for the three months ended March 31, 2018, an increase of approximately 23%. This increase was primarily due to spending for new projects.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.8 million for the three months ended March 31, 2017 to $3.6 million for the three months ended March 31, 2018, a decrease of approximately 4%. This decrease was primarily due to lower headcount costs and third party consultant costs, as a result of improved efficiency of distribution of clinical sales resources.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses decreased from $2.2 million for the three months ended March 31, 2017 to $1.2 million for the three months ended March 31, 2018, a decrease of approximately 45%. This decrease was primarily driven by reduced executive headcounts costs, including severance, as well as lower professional fees.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense was relatively unchanged at less than $0.1 million for the three months ended March 31, 2017 and March 31, 2018.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At March 31, 2018 we had $11.6 million of cash and equivalents. We had working capital of $8.5 million as of March 31, 2018 and a working capital deficit of $20.3 million as of December 31, 2017. The increase in working capital was primarily driven by the warrant exercise in March 2018.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash flow used in operating activities	$(2,021)	$(2,667)
Cash flow used in investing activities	(10)	(4)
Cash flow provided by (used in) financing activities	9,959	(91)

Net cash used in operating activities. We used approximately $2.0 million and $2.7 million of cash for operating activities during the three months ended March 31, 2018 and 2017, respectively. The decrease in cash used in operating activities was driven by reduced operating losses partially offset by changes in working capital as a result of increased billings and lower collections.

Net cash used in investing activities. We used approximately $10,000 of cash during the three month period ended March 31, 2018 for the purchases of equipment, and approximately $4,000 for purchases of equipment for the three month period ended March 31, 2017.

Net cash provided by (used in) financing activities. We generated approximately $10 million of cash for the three month period ended March 31, 2018, compared to approximately $0.1 million used for the three month period ended March 31, 2017. The cash generated for the three months ended March 31, 2018 was primarily driven by the warrant exercise in March 2018. The cash used for the three months ended March 31, 2017 was driven by deferred financing costs.

The Company believes the cash on hand at March 31, 2018 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2018 expenses will exceed its 2018 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems.

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

Capital Resources

As of March 31, 2018, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank.

Revolving Line of Credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $5.0 million subject to the value of collateralized assets. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender. The facility was amended on March 27, 2015, extending the maturity date to March 31, 2018. On November 7, 2017, the Company and the primary lender agreed to adjust the maximum availability under the Company’s revolving line of credit from $10.0 million to $5.0 million with a pro-rata reduction in related loan costs, as well as a reduction in the interest rate floor from 7.0% to 5.75%. As of March 31, 2018, the agreement required the Company to maintain a liquidity ratio greater than 1.50:1.00, excluding certain short term advances from the calculation, and a minimum tangible net worth of not less than (no worse than) negative $24.0 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017; and not less than (no worse than) negative $24.5 million for the quarters ended December 31, 2017 and March 31, 2018.

As of March 31, 2018, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of March 31, 2018, the Company had a borrowing capacity of $4.5 million based on the Company’s collateralized assets. The Company’s total liquidity as of March 31, 2018, was $16.1 million which included cash and cash equivalents of $11.6 million.

On April 26, 2018, the Company entered into a First Amendment to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the maturity of the revolving line of credit from March 31, 2018 to April 25, 2019. The maximum availability under the revolving line of credit remains at $5.0 million, and provides for an interest rate during a “streamline period” equal to the prime rate subject to a floor of 4.5%. A “streamline period” occurs when the Company has, for each consecutive day in the immediately preceding monthly period, maintained a liquidity ratio greater than 1.75:1.00, and continuing so long as the streamline period has been maintained. Upon the termination of a streamline period, the Company must maintain the streamline threshold each consecutive day for one fiscal quarter, prior to entering into a subsequent streamline period. During non-streamline periods, the interest rate is the prime rate plus 1.5%, subject to a floor of 4.5%. In addition, the amendment eliminates the tangible net worth covenant and requires that the liquidity ratio shall at all times include not less than $1.5 million of the Borrower’s unrestricted cash and cash equivalents maintained at the Bank prior to giving effect to any advance.

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of March 31, 2018.

Convertible Preferred Stock and Warrants

In September, 2016, the Company issued 24,000 shares of Series A Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share which are convertible into shares of the Company’s common stock at an initial conversion rate of $0.65 per share and (ii) warrants to purchase an aggregate of 36,923,078 shares of common stock. The convertible preferred shares are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The convertible preferred shares bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the convertible preferred shares. Each holder of convertible preferred shares has the right to require us to redeem such holder’s convertible preferred shares upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets, or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the convertible preferred shares in the event of a defined change of control. The convertible preferred shares rank senior to our common stock as to distributions and payments upon the liquidation, dissolution, and winding up of the Company. Since the convertible preferred shares are subject to conditions for redemption that are outside the Company’s control, the convertible preferred shares are presently reported in the mezzanine section of the balance sheet.

The warrants issued in conjunction with the convertible preferred stock have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. Prior to their modification in February, 2018, the warrants were puttable upon the occurrence of certain events outside of the Company’s control, and were classified as liabilities under ASC 480-10. The calculated fair value of the warrants was periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations. See Note 10 for additional details.

The warrants were modified on February 28, 2018 to allow for a reduction in the exercise price from $0.70 per share to $0.28 per share for a period between March 1, 2018 and March 5, 2018 to encourage early exercise. Additionally, the beneficial ownership limitation related to the warrants was modified and the right of holders to require the Company to redeem their SPA Warrants in exchange for cash in certain circumstances was eliminated. Following these modifications, the warrants are no longer subject to liability accounting and were reclassified to equity. During the restricted exercise period, Stereotaxis received exercise notices for 35,791,927 warrants and received an aggregate of $10.0 million in cash from the warrant exercise. As a result of these transactions, total stockholders’ equity increased by $27 million and common shares outstanding increased by 35,791,927 shares. The Consent and Amendment and the Amended and Restated Form of Warrants are available in a Form 8-K filed with the Securities and Exchange Commission on March 6, 2018.

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

ITEM 1A.	RISK FACTORS

Additional Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Amended and Restated Warrant issued pursuant to that certain Consent and Amendment dated as of February 28, 2018, between the Company and the holders identified therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 6, 2018.

10.1	Consent and Amendment dated as of February 28, 2018, between the Company and the holders identified therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 6, 2018.

10.2	Form of Lock-up Agreement between Stereotaxis, Inc. and the holders exercising the Amended and Restated Warrant, dated as of March 5, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-36159) filed on March 6, 2018.

10.3	Form of Incentive Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1f of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018.

10.4	Form of Non-Qualified Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1g of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018.

10.5	First Amendment to the Third Amended and Restated Loan and Security Agreement, effective April 26, 2018, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-36159) filed on April 30, 2018.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: May 14, 2018	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: May 14, 2018	By:	/s/ Martin C. Stammer
Martin C. Stammer Chief Financial Officer