Form 10-Q
period 2018-09-30
Stereotaxis, Inc.
filed 2018-11-13
CIK 1289340

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act). [  ] Yes [X] No

The number of outstanding shares of the registrant’s common stock on October 31, 2018 was 59,052,782.

Table of Contents

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,570,566	$3,686,302
Accounts receivable, net of allowance of $300,510 and $361,350 in 2018 and 2017, respectively	5,088,111	4,287,255
Inventories, net	1,202,457	1,146,971
Prepaid expenses and other current assets	970,397	750,085
Total current assets	18,831,531	9,870,613
Property and equipment, net	452,639	592,688
Intangible assets, net	109,979	159,470
Other assets	226,939	44,432
Total assets	$19,621,088	$10,667,203

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,574,035	$1,654,101
Accrued liabilities	2,822,958	3,195,247
Deferred revenue	6,365,676	5,702,769
Warrants	-	19,574,977
Total current liabilities	10,762,669	30,127,094
Long-term deferred revenue	502,893	611,863
Other liabilities	621,573	535,369
Total liabilities	11,887,135	31,274,326

Convertible Preferred stock:
Convertible Preferred stock, par value $0.001; 10,000,000 shares authorized, 23,900 shares outstanding at 2018 and 2017	5,960,475	5,960,475

Stockholders’ equity (deficit):
Common stock, par value $0.001; 300,000,000 shares authorized, 59,044,164 and 22,805,731 shares issued at 2018 and 2017, respectively	59,044	22,806
Additional paid in capital	478,071,950	450,748,403
Treasury stock, 4,015 shares at 2018 and 2017	(205,999)	(205,999)
Accumulated deficit	(476,151,517)	(477,132,808)
Total stockholders’ equity (deficit)	1,773,478	(26,567,598)
Total liabilities and stockholders’ equity (deficit)	$19,621,088	$10,667,203

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Systems	$715,484	$1,597,537	$1,043,510	$3,644,871
Disposables, service and accessories	6,839,995	6,546,198	21,035,002	19,943,562
Total revenue	7,555,479	8,143,735	22,078,512	23,588,433

Cost of revenue:
Systems	596,869	888,800	1,257,980	2,029,760
Disposables, service and accessories	1,036,589	1,032,569	3,029,875	3,350,480
Total cost of revenue	1,633,458	1,921,369	4,287,855	5,380,240

Gross margin	5,922,021	6,222,366	17,790,657	18,208,193

Operating expenses:
Research and development	2,000,780	1,619,749	5,995,800	4,976,892
Sales and marketing	2,819,101	3,079,562	9,911,514	10,479,626
General and administrative	1,215,920	1,355,258	3,753,703	4,921,513
Total operating expenses	6,035,801	6,054,569	19,661,017	20,378,031
Operating income (loss)	(113,780)	167,797	(1,870,360)	(2,169,838)

Other income (expense)	-	(4,459,042)	2,590,361	(1,029,479)
Interest expense (net)	(2,515)	(43,077)	(33,271)	(135,336)
Net income (loss)	$(116,295)	$(4,334,322)	$686,730	$(3,334,653)

Cumulative dividend on convertible preferred stock	(361,447)	(337,963)	(1,072,553)	(1,070,812)
Net loss attributable to common stockholders	$(477,742)	$(4,672,285)	$(385,823)	$(4,405,465)

Net loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.21)	$(0.01)	$(0.20)
Diluted	$(0.01)	$(0.21)	$(0.01)	$(0.20)

Weighted average number of common shares and equivalents:
Basic	59,008,219	22,750,405	49,733,553	22,551,496
Diluted	59,008,219	22,750,405	49,733,553	22,551,496

Certain prior year amounts have been reclassified to conform to the 2018 presentation.
See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$686,730	$(3,334,653)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	394,154	412,793
Amortization of intangibles	49,491	149,491
Amortization of deferred finance costs	24,657	74,793
Share-based compensation	465,851	625,854
Loss on asset disposal	1,449	20,772
Adjustment of warrants	(2,590,361)	1,029,479
Changes in operating assets and liabilities:
Accounts receivable	(800,856)	617,873
Inventories	(55,486)	775,577
Prepaid expenses and other current assets	(131,116)	(46,427)
Other assets	(1,799)	(7,105)
Accounts payable	(80,066)	(889,868)
Accrued liabilities	(372,289)	(979,526)
Deferred revenue	553,937	(2,497,775)
Other liabilities	86,204	176,905
Net cash used in operating activities	(1,769,500)	(3,871,817)
Cash flows from investing activities
Purchase of fixed assets	(255,554)	(72,082)
Net cash used in investing activities	(255,554)	(72,082)
Cash flows from financing activities
Payments of deferred financing costs	-	(100,000)
Proceeds from issuance of stock, net of issuance costs	44,621	29,573
Proceeds from warrant exercise	9,864,697	-
Net cash provided by (used in) financing activities	9,909,318	(70,427)
Net increase (decrease) in cash and cash equivalents	7,884,264	(4,014,326)
Cash and cash equivalents at beginning of period	3,686,302	8,501,392
Cash and cash equivalents at end of period	$11,570,566	$4,487,066

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

The Niobe system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. As of September 30, 2018, the Company had an installed base of 127 Niobe ES systems.

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

The core components of Stereotaxis systems, such as the Niobe System, Odyssey Workstation, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and European Union. The V-CAS Deflect catheter advancement system has been CE Marked for sale in the European Union.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (SEC) on March 20, 2018.

Going Concern, Liquidity and Management’s Plan

The Company believes the cash on hand at September 30, 2018 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2018 expenses will exceed its 2018 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems.

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value.

The Company measures certain financial assets and liabilities at fair value on a recurring basis. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). See Note 10 for additional details.

Revenue and Costs of Revenue

The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method. As part of the Company's adoption of ASC 606, the Company elected to use the following practical expedients (i) applying the modified retrospective method only to open contracts as of December 31, 2017; (ii) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (iii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; and (iv) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

Upon adoption of the new revenue guidance, the Company recorded a cumulative-effect reduction to accumulated deficit of $0.3 million on January 1, 2018 relating primarily to the deferral of previously expensed costs to obtain a contract. The Company capitalized sales commissions paid in connection with multi-year service contracts and is amortizing such asset over the economic life of those contracts. Previously, sales commissions on multi-year service contracts were expensed as incurred. The impact of this change on operating expenses in any given period will depend, in part, on the amount of such commissions incurred and capitalized in relation to the amount of ongoing amortization expense. For the nine months ended September 30, 2018, the Company recorded less than $0.1 million in additional commission expense as a result of adopting the new standard. The Company did not otherwise experience significant changes in the timing or method of revenue recognition for any of its material revenue streams.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were not material for the periods presented. Revenue from system delivery and installation represented 5% and 15% of revenue for the nine months ended September 30, 2018 and 2017, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 33% and 32% of revenue for the nine months ended September 30, 2018 and 2017, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 10% and 9% of revenue for the nine months ended September 30, 2018 and 2017.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 52% and 44% of revenue for the nine months ended September 30, 2018 and 2017, respectively.

	Three months ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Systems	$715,484	$1,597,537	$1,043,510	$3,644,871
Disposables, service and accessories	6,839,995	6,546,198	21,035,002	19,943,562
Total revenue	$7,555,479	$8,143,735	$22,078,512	$23,588,433

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company's systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $1.0 million as of September 30, 2018. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	September 30,	December 31,
	2018	2017
Contract Assets - Unbilled Receivables	$139,973	$2,917

Product shipped, revenue deferred	661,402	941,724
Deferred service and license fees	6,207,167	5,372,908
Total deferred revenue	6,868,569	6,314,632
Less: Long-term deferred revenue	(502,893)	(611,863)
Total current deferred revenue	$6,365,676	$5,702,769

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

Revenue recognized for the nine months ended September 30, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period was $5,125,372 and $7,652,148, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.3 million as of September 30, 2018. The Company did not incur any impairment losses during any of the periods presented.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(116,295)	$(4,334,322)	$686,730	$(3,334,653)
Cumulative dividend on convertible preferred stock	(361,447)	(337,963)	(1,072,553)	(1,070,812)
Net loss attributable to common stockholders	$(477,742)	$(4,672,285)	$(385,823)	$(4,405,465)
Weighted average number of common shares and equivalents:	59,008,219	22,750,405	49,733,553	22,551,496
Basic EPS	$(0.01)	$(0.21)	$(0.01)	$(0.20)
Diluted EPS	$(0.01)	$(0.21)	$(0.01)	$(0.20)

The Company did not include any portion of unearned restricted stock units, outstanding options, stock appreciation rights, or warrants in the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented.

As of September 30, 2018, the Company had 1,154,325 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $2.80 per share, 2,280,364 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $2.04 per share, 41,187,582 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock and accumulated dividends, and 653,399 shares of unvested restricted share units.

Reclassifications

In 2018, we adjusted our operating expense categories to improve our alignment with common industry reporting practice, and as a result, certain amounts in prior periods have been reclassified to conform to the current period presentation. For the nine months ended September 30, 2017, approximately $1.4 million of regulatory and clinical research expenses previously included in General and Administrative expense have been reclassified to Research and Development expense, and approximately $0.4 million of international training expense previously included in General and Administrative expense has been reclassified to Sales and Marketing expense. These reclassifications had no effect on reported income or losses.

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

3. Inventories

Inventories consist of the following:

	September 30, 2018	December 31, 2017

Raw materials	$2,708,752	$2,528,270
Work in process	51,341	4,836
Finished goods	3,012,800	2,515,637
Reserve for obsolescence	(4,570,436)	(3,901,772)
Total inventory	$1,202,457	$1,146,971

During 2018, Stereotaxis recorded non-cash obsolescence charges on the receipt of committed inventory related to its Niobe ES product line.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2018	December 31, 2017

Prepaid expenses	$311,021	$575,501
Prepaid commissions	333,940	-
Deferred financing costs	-	24,658
Deposits	552,375	194,358
Total prepaid expenses and other assets	1,197,336	794,517
Less: Noncurrent prepaid expenses and other assets	(226,939)	(44,432)
Total current prepaid expenses and other assets	$970,397	$750,085

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

5. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2018	2017

Equipment	$6,839,384	$7,295,698
Leasehold improvements	2,592,338	2,592,339
	9,431,722	9,888,037
Less: Accumulated depreciation	(8,979,083)	(9,295,349)
Net property and equipment	$452,639	$592,688

6. Intangible Assets

As of September 30, 2018, the Company had total intangible assets of $3,143,291. Accumulated amortization at September 30, 2018, was $3,033,312.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2018	2017

Accrued salaries, bonus, and benefits	$1,466,306	$1,641,491
Accrued rent	162,896	441,417
Accrued licenses and maintenance fees	578,409	581,672
Accrued warranties	148,290	164,365
Accrued taxes	272,498	234,668
Accrued professional services	494,242	367,072
Other	321,890	299,931
Total accrued liabilities	3,444,531	3,730,616
Less: Long term accrued liabilities	(621,573)	(535,369)
Total current accrued liabilities	$2,822,958	$3,195,247

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space. In the third quarter of 2013, the Company modified the existing lease agreement to terminate approximately 13,000 square feet of unimproved space. The costs associated with the termination were $515,138 and were accrued as a rent liability as of September 30, 2013. As of September 30, 2018, the remaining accrued costs associated with the termination were $23,864.

In August 2016, the Company entered into an agreement to sublease approximately 11,000 square feet of office space immediately and an additional 16,000 square feet of office space beginning in January, 2017, with the term of the sublease ending on December 31, 2018. The initial costs associated with the sub lease were $69,180, and as of September 30, 2018, the remaining accrued costs were $6,723.

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

As of September 30, 2018, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2018, the Company had a borrowing capacity of $3.2 million based on the Company’s collateralized assets. The Company’s total liquidity as of September 30, 2018, was $14.8 million which included cash and cash equivalents of $11.6 million.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of September 30, 2018.

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

On June 5, 2013, June 10, 2014, May 24, 2016, and May 23, 2017, the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under each of the amendments on June 5, 2013 and June 10, 2014, the number of shares authorized for issuance under the Plan was increased by one million shares. The amendment on May 24, 2016 increased the number of shares authorized for issuance under the Plan by 1.5 million shares, and the amendment on May 23, 2017 increased the number of shares authorized for issuance under the Plan by 4.0 million shares. At September 30, 2018, the Company had 4,453,764 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2018, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $0.8 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine month period ended September 30, 2018 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share

Outstanding, December 31, 2017	413,301	$0.62 - $54.90	$9.04
Granted	902,500	$0.74 - $0.83	$0.75
Exercised	(2,916)	$0.62	$0.62
Forfeited	(158,560)	$0.62 - $54.90	$7.41
Outstanding, September 30, 2018	1,154,325	$0.62 - $43.90	$2.80

A summary of the restricted stock unit activity for the nine month period ended September 30, 2018 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit

Outstanding, December 31, 2017	680,363	$1.11
Granted	422,167	$0.80
Vested	(382,356)	$1.24
Forfeited	(66,775)	$1.12
Outstanding, September 30, 2018	653,399	$0.84

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities at September 30, 2018:
Warrants issued August 2013	$—	$—	$—	$—
Warrants issued September 2016	—	—	—	—
Total liabilities at fair value:	$—	$—	$—	$—
Liabilities at December 31, 2017:
Warrants issued August 2013	$5,746	$—	$—	$5,746
Warrants issued September 2016	19,569,231	—	—	19,569,231
Total liabilities at fair value:	$19,574,977	$—	$—	$19,574,977

Level 1

The Company does not have any material financial assets or liabilities classified as Level 1.

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

The remaining warrants from the August 2013 transaction (Exchange Warrants) expire in November 2018 and were revalued as of September 30, 2018 using the following assumptions: 1) volatility of 70.17%; 2) risk-free interest rate of 2.19%; and 3) a closing stock price of $1.21.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in significantly higher (lower) liability fair value measurements.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine month period ended September 30, 2018:

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	September 30, 2018	December 31, 2017
Warranty accrual, beginning of the fiscal period	$164,365	$222,845
Accrual adjustment for product warranty	19,941	32,679
Payments made	(36,016)	(91,159)
Warranty accrual, end of the fiscal period	$148,290	$164,365

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

The Niobe ES system is the latest generation of the Niobe Remote Magnetic Navigation System (“Niobe system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, Japan, and various other countries. As of September 30, 2018, the Company had an installed base of 127 Niobe ES systems.

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

Going Concern, Liquidity and Management’s Plan

The Company believes the cash on hand at September 30, 2018 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2018 expenses will exceed its 2018 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems.

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

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.3 million as of September 30, 2018. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue. Revenue decreased from $8.1 million for the three months ended September 30, 2017 to $7.6 million for the three months ended September 30, 2018, a decrease of 7%. Revenue from the sale of systems decreased from $1.6 million to $0.7 million, a decrease of approximately 55%. We recognized a total of $0.7 million revenue for Odyssey systems during the 2018 period. System revenue for the prior period included one Niobe system and a total of $0.6 million for Odyssey systems. Revenue from sales of disposable interventional devices, service, and accessories increased to $6.8 million for the three months ended September 30, 2018 from $6.5 million for the three months ended September 30, 2017, an increase of approximately 4% due to increased service revenue from time-and-material billings.

Cost of Revenue. Cost of revenue decreased from $1.9 million for the three months ended September 30, 2017 to $1.6 million for the three months ended September 30, 2018, a decrease of approximately 15%. As a percentage of our total revenue, overall gross margin increased to 78% for the three months ended September 30, 2018 from 76% for the three months ended September 30, 2017. Cost of revenue for systems sold decreased from $0.9 million for the three months ended September 30, 2017 to $0.6 million for the three months ended September 30, 2018. Gross margin for systems decreased to $0.1 million for the three months ended September 30, 2018 from $0.7 million for the three months ended September 30, 2017 due to low sales volumes. Cost of revenue for disposables, service, and accessories remained unchanged at $1.0 million for the three months ended September 30, 2018 and the three months ended September 30, 2017. Gross margin for disposables, service, and accessories was 85% for the current quarter compared to 84% for the three months ended September 30, 2017.

Research and Development Expenses. Research and development expenses increased from $1.6 million for the three months ended September 30, 2017 to $2.0 million for the three months ended September 30, 2018, an increase of approximately 24%. This increase was primarily due to spending for new projects.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.1 million for the three months ended September 30, 2017 to $2.8 million for the three months ended September 30, 2018, a decrease of approximately 8%. This decrease was primarily due to a more efficient distribution of clinical adoption and marketing resources favorably impacting both headcount and contractor costs.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses decreased from $1.4 million for the three months ended September 30, 2017 to $1.2 million for the three months ended September 30, 2018, a decrease of approximately 10%. This decrease was primarily due to reduced headcount costs.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense was relatively unchanged at less than $0.1 million for the three months ended September 30, 2017 and September 30, 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue. Revenue decreased from $23.6 million for the nine months ended September 30, 2017 to $22.1 million for the nine months ended September 30, 2018, a decrease of approximately 6%. Revenue from the sale of systems decreased from $3.6 million to $1.0 million, a decrease of approximately 71%, primarily due to lower Niobe sales volumes. We recognized a total of $1.0 million for Odyssey and Cinema systems during the 2018 period. System revenue for the prior year period included revenue on two Niobe systems and a total of $1.6 million on Odyssey and Odyssey Cinema systems. Revenue from sales of disposable interventional devices, service and accessories increased to $21.0 million for the nine months ended September 30, 2018 from $19.9 million for the nine months ended September 30, 2017, an increase of approximately 5% primarily due to increased service revenue from time-and-material billings.

Cost of Revenue. Cost of revenue decreased from $5.4 million for the nine months ended September 30, 2017 to $4.3 million for the nine months ended September 30, 2018, a decrease of approximately 20%. As a percentage of our total revenue, overall gross margin increased to 81% for the nine months ended September 30, 2018 compared to 77% during the same nine month period of the prior year due to change in product mix in the current year period. Cost of revenue for systems sold decreased from $2.0 million for the nine months ended September 30, 2017 to $1.3 million for the nine months ended September 30, 2018, a decrease of approximately 38%, primarily due to decreased system sales volumes and installations across all product lines. Gross margin for systems decreased from $1.6 million for the nine months ended September 30, 2017 to ($0.2) million for the nine months ended September 30, 2018 due to low sales volumes. Cost of revenue for disposables, service and accessories decreased to $3.0 million during the 2018 period from $3.4 million during the 2017 period, resulting in an increase in gross margin to 86% from 83% between these periods driven by lower expenses incurred under service contracts in the current year period.

Research and Development Expenses. Research and development expenses increased from $5.0 million for the nine months ended September 30, 2017 to $6.0 million for the nine months ended September 30, 2018, an increase of approximately 20%. This increase was due to higher project-based expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $10.5 million for the nine months ended September 30, 2017 to $9.9 million for the nine months ended September 30, 2018, a decrease of approximately 5%. This decrease was primarily due to a more efficient distribution of clinical adoption and marketing resources favorably impacting both headcount and contractor costs.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses decreased to $3.8 million for the nine months ended September 30, 2018 from $4.9 million for the nine months ended September 30, 2017, a decrease of 24%. This decrease was primarily driven by reduced headcount costs, including severance, as well as lower professional fees.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest expense in the current year period decreased approximately 75% from the nine months ended September 30, 2017, due to lower loan commitment fees.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At September 30, 2018 we had $11.6 million of cash and equivalents. We had working capital of $8.1 million as of September 30, 2018 and a working capital deficit of $20.3 million as of December 31, 2017. The increase in working capital was primarily driven by the warrant exercise in March 2018.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash flow used in operating activities	$(1,770)	$(3,872)
Cash flow used in investing activities	(256)	(72)
Cash flow provided by (used in) financing activities	9,909	(70)

Net cash used in operating activities. We used approximately $1.8 million and $3.9 million of cash for operating activities during the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash used in operating activities was driven by reduced operating losses as well as lower use of working capital.

Net cash used in investing activities. We used approximately $0.3 million of cash during the nine month period ended September 30, 2018 for leasehold improvements and purchases of equipment, and approximately $0.1 million for purchases of equipment for the nine month period ended September 30, 2017.

Net cash provided by (used in) financing activities. We generated approximately $9.9 million of cash for the nine month period ended September 30, 2018, compared to approximately $70,000 used for the nine month period ended September 30, 2017. The cash generated for the nine months ended September 30, 2018 was primarily driven by the warrant exercise in March 2018. The cash used for the nine months ended September 30, 2017 was driven by payments of deferred financing costs offset by proceeds from issuance of stock, net of issuance costs.

The Company believes the cash on hand at September 30, 2018 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2018 expenses will exceed its 2018 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems.

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

Capital Resources

As of September 30, 2018, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank.

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

As of September 30, 2018, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of September 30, 2018, the Company had a borrowing capacity of $3.2 million based on the Company’s collateralized assets. The Company’s total liquidity as of September 30, 2018, was $14.8 million which included cash and cash equivalents of $11.6 million.

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of September 30, 2018.

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

ITEM 1A. RISK FACTORS

Additional Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Employment Offer Letter for Kevin Barry, Chief Legal Officer, filed herewith.

10.2	Terms and Conditions of Employment for Kevin Barry, Chief Legal Officer, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: November 13, 2018	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

Date: November 13, 2018	By:	/s/ Martin C. Stammer
Martin C. Stammer
Chief Financial Officer

