Form 10-K
period 2018-12-31
Stereotaxis, Inc.
filed 2019-03-15
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the OTCQX on June 30, 2018) was approximately $29.6 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2019 was 59,236,369

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

●	our business strategy;

●	our value proposition;

●	our ability to fund operations;

●	our ability to convert backlog to revenue;

●	the ability of physicians to perform certain medical procedures with our products safely, effectively and efficiently;

●	the adoption of our products by hospitals and physicians;

●	the market opportunity for our products, including expected demand for our products;

●	the timing and prospects for regulatory approval of our additional disposable interventional devices;

●	the success of our business partnerships and strategic relationships;

●	our estimates regarding our capital requirements;

●	our plans for hiring additional personnel; and

●	any of our other plans, objectives, expectations and intentions contained in this annual report that are not historical facts.

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

The Epoch Solution is comprised of the Niobe ES Robotic Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), and the Vdrive Robotic Navigation System (“Vdrive system”), and related devices. We consider our technology to be an important advancement in the ongoing trend toward fully digitized, integrated and automated interventional labs. We believe our technology provides substantial, clinically important improvements over manual interventional methods, which often result in long and unpredictable procedure times with suboptimal therapeutic outcomes. We believe our products also support efficient and effective information management and physician collaboration. The core elements of our technology, especially the robotic magnetic system, are protected by an extensive patent portfolio, as well as substantial expertise and trade secrets.

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure and equipment service costs beyond warranty period. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

Not all products have and/or require regulatory clearance in all of the markets we serve. Please refer to “Regulatory Approval” in Item 1 for a description of our regulatory clearance, licensing, and/or approvals we currently have or are pursuing.

As of December 31, 2018, we had approximately $2.8 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. We had backlog of approximately $1.5 million as of December 31, 2017. Of the December 31, 2018 backlog, we expect approximately 85.0% to be recognized as revenue over the course of 2019. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic system can vary significantly from one reporting period to the next.

We have business arrangements with technology leaders in the global interventional market, including manufacturers of fluoroscopy systems, ablation catheters, and electrophysiology mapping systems. Through these arrangements, we provide compatibility between our technology and other equipment that is necessary to perform interventional procedures. The catheter arrangement also provides development and distribution of disposable interventional devices.

We were incorporated in Delaware in June, 1990 as Stereotaxis, Inc. Our principal executive offices are located at 4320 Forest Park Avenue, Suite 100, St. Louis, Missouri 63108, and our telephone number is (314) 678-6100.

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

Our systems address the current challenges in the interventional lab by providing precise computerized control of the working tip of the interventional instrument and by integrating this control with the visualization technology and information systems used during electrophysiology and interventional cardiology procedures, on a cost-justified basis.

We believe that our systems will:

●	Improve patient outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices can lead to sub-optimal results in many procedures. Conversely, the precise control of multiple complex diagnostic and therapeutic devices by a single physician can lead to better outcomes for the patient. Precise instrument control is necessary for treating a number of cardiac conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. Maintaining this precision and contact can be very challenging, especially in the most complex procedures, such as those for the treatment of ventricular tachycardia. For coronary artery disease, precise and correct navigation and placement of expensive stents also have a significant impact on procedure costs and outcomes. We believe our robotic technology can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by affecting more precise, safe, treatments once these sites are reached.

●	Expand the market by enhancing the treatment of more complex cases. Treatment of a number of major diseases, including ventricular tachycardia, atrial fibrillation, congenital heart diseases, and critical limb ischemia due to chronic total occlusions of peripheral arteries, is highly problematic using conventional wire and/or catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias, such as ventricular tachycardia and atrial fibrillation are often referred to other more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases interventionally. Because our robotic technology provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult ventricular tachycardia, atrial fibrillation, and congenital heart diseases to be treated interventionally on a much broader scale than today.

●	Enhance patient and physician safety. The clinical value of our robotic magnetic system has been demonstrated in over 350 publications and in more than 100,000 procedures. A systematic review of all peer-reviewed publications on our technology observed that robotic magnetic navigation reduced major complication rates by 62%, minor complications by 43% and patient radiation duration by 31% in comparison to traditional manual intervention. These safety benefits to patients are complemented by improved occupational safety for the physicians and nursing staff who are performing the procedures. Healthcare professionals face long term orthopedic and exposure risks which are mitigated by our robotic technology. 49% of professionals performing manual procedures suffer from orthopedic injury. 85% of brain tumors in interventional physicians present on the left side of the brain which is the side typically exposed to radiation when performing a manual procedure. Our robotic technology improves physician safety and reduces physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

●	Improve clinical workflow and information management. Complex ablation procedures involve several sources of information, which conventionally require a physician to mentally integrate and process large quantities of information from different sources in real time, often from separate user interfaces. Sources of information include real time x-ray and/or ultrasound images, real time location sensing systems providing the 3-D location of a catheter tip, pre-operative map of the electrical activity of the heart, real time recording of electrical activity of the heart, and temperature feedback from an ablation catheter. The Odyssey Solution improves clinical workflow and information management efficiency by integrating and synchronizing the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse and keyboard control.

●	Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Conventional interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that our robotic technology can reduce procedure times compared to manual procedures, especially in the most complex procedures such as the treatment of ventricular tachycardia. We believe the robotic magnetic system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from robotics can result from decreased use of multiple catheters, high-end deflectable sheaths, and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

●	Improve physician skill levels in order to improve the efficacy of complex cardiology procedures. Training required for physicians to safely and effectively carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of physicians who are skilled in performing more complex procedures. We believe that our robotic technology can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventional physicians, with more standardized outcomes. In addition, interventional physicians can learn to use robotic systems in a relatively short period of time. The robotic magnetic system can also be programmed to carry out sequences of complex navigation automatically further enhancing ease of use. We believe the Odyssey Solution can allow advanced training online thereby accelerating learning.

●	Help hospitals recruit physicians and attract patients. Due to the clinical benefits of the our products, we believe hospitals will realize significant operational benefits when recruiting physicians to work in a more safe procedure environment, while attracting patients who desire to have safer procedures that lead to better long term outcomes.

OUR PRODUCTS

Niobe® ES Robotic Magnetic Navigation System

Our proprietary Niobe ES system is the latest generation of the Niobe system, which provides the physician with precise remote digital instrument control through user friendly “point and click” computer mouse control, in combination with sophisticated image integration and 3D reconstruction. It can be operated either from an adjacent room and outside the x-ray fluoroscopy field or beside the patient table, as in traditional interventional procedures. The robotic magnetic system allows the operator to navigate disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to deliver treatment by using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled by the working tip to arrive at its position in the blood vessels or chambers of the heart. This results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the device.

Through our arrangements with fluoroscopy system manufacturers and providers of catheters and electrophysiology mapping systems, we provide compatibility between the robotic magnetic system and the visualization and information systems used during electrophysiology procedures in order to provide the physician with a comprehensive information and instrument control system. In addition, we have integrated the robotic magnetic system with 3D catheter location sensing technology to provide accurate real-time information as to the 3D location of the working tip of the instrument.

The components of the robotic magnetic system are identified and described below:

Niobe® Robotic Magnetic Navigation System. Our robotic magnetic system utilizes two permanent magnets mounted on articulating and pivoting arms that are enclosed within a stationary housing, with one magnet on either side of the patient table. These magnets generate magnetic navigation fields that are less than 10% of the strength of fields typically generated by MRI equipment and therefore require significantly less shielding, and cause significantly less interference, than MRI equipment. The robotic magnetic system is indicated for use in cardiac, peripheral and neurovascular applications.

Cardiodrive® Automated Catheter Advancement System. As the physician conducts the procedure from the adjacent control room, the Cardiodrive Automated Catheter Advancement System (“Cardiodrive”) in conjunction with the QuikCAS automated catheter advancement system is used to remotely advance and retract the electrophysiology catheter in the patient’s heart while the robotic magnetic system magnets precisely steer the working tip of the device.

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

Vdrive™ Robotic Navigation System

The Vdrive system provides navigation and stability for diagnostic and ablation devices designed with key features to assist in the delivery of better ablations. Important features include complementing the robotic magnetic system control of catheters with fully remote, single operator workflow; and providing robotic control of diagnostic devices independent of magnetic navigation. The Vdrive Duo system is an optional expansion of the Vdrive hardware that allows control of up to two of the four available disposable options (V-Loop, V-Sono, V-CAS, and V-CAS Deflect).

Disposables and Other Accessories

Our robotic magnetic system is designed to use a toolkit of proprietary disposable interventional devices. The toolkit currently consists of:

●	Our QuikCAS automated catheter advancement disposables designed to provide precise remote advancement of proprietary electrophysiology catheters; and

●	Biosense Webster’s CARTO® RMT navigation and ablation system, CELSIUS® RMT, NAVISTAR® RMT, NAVISTAR® RMT DS, NAVISTAR® RMT THERMOCOOL® and CELSIUS® RMT THERMOCOOL® Irrigated Tip Diagnostic/Ablation Steerable Tip Catheters co-developed by Biosense Webster and Stereotaxis, as described below, with sales of such magnetically-enabled catheters generating royalty payable from Biosense Webster to Stereotaxis.

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

In addition to the Vdrive and Vdrive Duo systems, we also manufacture and market various disposable components which can be manipulated by these systems. These include:

●	our V-CAS catheter advancement system (“V-CAS system”) that controls both the magnetic catheter body and a standard fixed-curve sheath;

●	our V-CAS Deflect fully integrated catheter advancement system (“V-CAS Deflect system”) with a robotic deflectable sheath for maximum integration and versatility, allowing users to advance and retract the magnetic catheter body at angles up to 210°;

●	our V-Loop circular catheter manipulator (“V-Loop device”), which allows the user to control certain circular mapping catheters, such as Biosense Webster’s LASSO®2515 or LASSO®2515 NAV Circular Mapping Catheter, advance, retract, rotate, deflect and adjust loop radius, and hold the catheter position against the tissue to optimize electrograms; and

●	our V-Sono ICE catheter manipulator (“V-Sono device”) that allows a single physician to manipulate BWI SoundStar™ and AcuNav™ catheters from the control room, store and recall previous positions and automatically sweep over an area of interest with adjustable speed and angle, and automatically track a 3.5mm NAVISTAR® RMT THERMOCOOL® Irrigated Tip Catheter – all without leaving the control room.

Other Recurring Revenue

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 52% and 44% of revenue for the years ended December 31, 2018 and 2017, respectively.

Regulatory Approval

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Niobe system, Cardiodrive, and various disposable devices in the U.S., Canada, Europe, China, Japan, and various other countries.

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Odyssey Solution in the U.S., Canada, Europe, China, Japan and other selected countries and we are in the process of obtaining necessary approvals for extending our markets in other countries.

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. The V-CAS Deflect catheter advancement system has been CE Marked for sale in Europe.

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

FINANCIAL INFORMATION ABOUT CUSTOMERS

Revenue from Biosense Webster Inc. related to royalties and Odyssey system sales accounted for $2.9 million and $3.3 million, or 10% and 11%, of total net revenue for the years ended December 31, 2018 and 2017, respectively. No other single customer accounted for more than 10% of total revenue for the years ended December 31, 2018 and 2017.

CLINICAL APPLICATIONS

We have focused our clinical and commercial efforts on applications of our products primarily in electrophysiology procedures for the treatment of arrhythmias and secondarily in complex interventional cardiology procedures for the treatment of coronary artery disease. Our system potentially has broad applicability in other areas, such as structural heart repair, interventional neurosurgery, interventional neuroradiology, peripheral vascular, renal denervation, pulmonology, urology, gynecology and gastrointestinal medicine, and some of our patents may be applicable in these areas as well.

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

We believe more than 3,000 interventional labs around the world are currently capable of conducting electrophysiology procedures. Nearly one million electrophysiology procedures are performed annually worldwide, and the procedure growth rate is approximately 10% annually.

We believe that our robotic system is particularly well-suited for those electrophysiology procedures which are time consuming or which can only be performed by highly experienced physicians. These procedures include:

●	Ventricular Tachycardia. Ventricular tachycardia is a malignant, potentially lethal arrhythmia that is extremely difficult and time consuming to treat. The magnetic catheter has been characterized as the ideal tool for this application. These arrhythmias can often be modified or interrupted by the pressure of a conventional catheter making it very difficult to identify the appropriate location for the ablation, whereas magnetic catheters produce fewer extra beats and provide for easier and more efficient mapping of the diseased tissue. Successful ablation of ventricular tachycardia can extend the useful life of an implantable defibrillator, reduce shocks to the patient, reduce the need for antiarrhythmic drugs or, in some cases, obviate the need for an expensive implantable device and its associated follow-up.

●	Atrial Fibrillation. The most commonly diagnosed abnormal heart rhythm, atrial fibrillation, is a particular type of arrhythmia characterized by rapid, disorganized contractions of the heart’s upper chambers, the atria, which lead to ineffective heart pumping and blood flow and can be a major risk factor for stroke. This chaotic electrical activity of the top chambers of the heart is estimated to be present in three million people in the United States and over seven million people worldwide. The number of potential patients for manual catheter-based procedures for atrial fibrillation has been limited because the procedures are extremely complex and are performed by only the most highly skilled electrophysiologists. They also typically have much longer procedure times than general ablation cases and the success rates have been lower and more variable. We believe that our system can allow these procedures to be performed by a broader range of electrophysiologists and, by automating some of the more complex catheter maneuvers, can standardize and reduce procedure times and significantly improve outcomes.

●	General Mapping and Ablations. For the more routine mapping and ablation procedures, our system offers the unique benefit of precise catheter movement and consistent heart wall contact. Additionally, the system can control the procedure and direct catheter movement from the control room, saving the physician time and helping to avoid unnecessary exposure to high doses of radiation.

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

Interventional Neuroradiology, Neurosurgery and Other Interventional Applications

Physicians used a predecessor to our Niobe system to conduct a number of procedures for the treatment of brain aneurysms, a condition in which a portion of a blood vessel wall balloons and which can result in debilitating or fatal bleeding and strokes. We believe the robotic magnetic system also has a range of potential applications in minimally invasive neurosurgery, including biopsies and the treatment of tumors, treatment of vascular malformations and fetal interventions.

STRATEGIC RELATIONSHIPS

We have entered into business arrangements with technology leaders in the global interventional market, including manufacturers of fluoroscopy systems, ablation catheters, and electrophysiology mapping systems, that we believe aid us in commercializing our robotic magnetic system. These arrangements are important to us as they provide for the integration of our system with digital imaging and 3D catheter location sensing technology, as well as catheters compatible with our system.

Imaging

We have successfully integrated our robotic magnetic system with digital fluoroscopy systems to provide advanced interventional lab visualization and instrument control through user-friendly computerized interfaces. The maintenance of these arrangements, or the establishment of equivalent alternatives, is critical to our commercialization efforts. The commercial availability of currently compatible digital imaging fluoroscopy systems is unlikely to continue and efforts are being made to ensure the availability of integrated next generation systems and/or equivalent alternatives; however, we cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

Disposables Devices

We have successfully integrated Biosense Webster’s advanced 3D catheter location sensing technology, which we believe has the leading market position in this important field of visualization for electrophysiology procedures, with our robotic magnetic system. We have jointly developed associated location and non-location sensing electrophysiology mapping and ablation catheters that are navigable with our robotic magnetic system. We believe that these integrated products provide physicians with the elements required for effective complex electrophysiology procedures: highly accurate information as to the exact location of the catheter in the body and highly precise control over the working tip of the catheter.

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 10% of revenue for the years ended December 31, 2018 and 2017.

Biosense Webster’s distribution rights for co-developed catheters are nonexclusive until December 31, 2022. Upon the expiration or termination of the agreement, other than due to a change of control of Stereotaxis, the agreement provides for a continuation of supply by Biosense Webster of the co-developed catheters to us or our customers for three years. The agreement provides an opportunity to expand the product offering covered by the agreement to include a next generation irrigated magnetic catheter, subject to mutually agreeable terms including exclusive distribution rights.

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

Our research and development efforts are focused in the following areas:

●	continuing to enhance our existing Niobe system, Odyssey Solution, and Vdrive system through ongoing product and software development; and

●	designing new proprietary disposable interventional devices for use with our system.

Our research and development team collaborates with strategic third parties to integrate our robotic magnetic system’s open architecture platform with key imaging, location sensing and information systems in the interventional lab. We have also collaborated with a number of highly regarded interventional physicians in key clinical areas and have entered into agreements with a number of universities and teaching hospitals, which serve to increase our access to world class physicians and to expand our name recognition in the medical community.

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

MANUFACTURING

Niobe, Odyssey, and Vdrive Systems

Our manufacturing strategy for our Niobe system and Odyssey Solution is to sub-contract the manufacture of major subassemblies of our systems to maximize manufacturing flexibility and lower fixed costs. Our current manufacturing strategy for the Vdrive system is to build all subassemblies in-house using sub-contract manufactured components. We maintain quality control for all of our systems by completing final system assembly and inspection in-house.

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

Software

The software components of the robotic magnetic system, the Vdrive system and Odyssey Solution, including control and application software, are developed both internally and with integrated modules we purchase or license. We perform final testing of software products in-house prior to their commercial release.

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

Our sales and marketing efforts include two important elements: (1) selling robotic magnetic systems, Odyssey Solutions, and Vdrive systems directly and through distributors; and (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service.

REIMBURSEMENT

We believe that substantially all of the procedures, whether commercial or in clinical trials, conducted in the U.S. with the Niobe system or Vdrive system have been reimbursed to date. We expect that third-party payors will reimburse, under existing billing codes, procedures in which compatible ablation catheters are used. We expect healthcare facilities in the U.S. to bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurers, for services performed with our products. We believe that procedures performed using our products, or targeted for use by products that do not yet have regulatory clearance or approval, are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot guarantee that reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures using the robotic magnetic system.

In countries outside the United States, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. In Europe, we believe that substantially all of the procedures, whether commercial or in clinical trials, conducted with the Niobe system or Vdrive system have been reimbursed to date. In Japan, the Ministry of Health, Labor and Welfare (MHLW) has classified the Niobe system as a C2 medical device (the highest reimbursement category), and has established a “technical fee” of Japanese Yen 50,000 per procedure. In other foreign countries, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all.

See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

The proprietary nature of, and protection for, our products, processes and know-how are important to our business. We seek patent protection in the United States and internationally for our systems and other technology where available and when appropriate.

We have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposable interventional devices and our 3D integration technology. As of December 31, 2018, we had 74 issued U.S. patents, 1 co-owned U.S. patent and no licensed-in U.S. patents. In addition, we had 8 pending U.S. patent applications and 1 co-owned U.S. patent application. As of December 31, 2018 we had 36 issued foreign patents and 5 owned foreign patent applications. The key patents that protect our Niobe system extend until 2022 and beyond. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted in the future will provide us with protection.

It would be technically difficult and costly to reverse engineer our robotic magnetic system, which contains numerous complex algorithms that control our disposable devices inside the magnetic fields generated by the robotic magnetic system. We further believe that our patent portfolio is broad enough in scope to enable us to obtain legal relief if any entity not licensed by us attempted to market disposable devices in the U.S. that can be navigated by the robotic magnetic system. We can also utilize security keys, such as embedded smart chips or associated software that could allow our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system.

We have also developed substantial expertise in magnet design, magnet physics and magnetic instrument control that was developed in connection with the development of the robotic magnetic system, which we maintain as trade secrets. This expertise centers around our proprietary magnet design, which is a critical aspect of our ability to design, manufacture and install a cost-effective magnetic navigation system that is small enough to be installed in a standard interventional lab. Our Odyssey Solution contains numerous complex algorithms and proprietary software and hardware configurations, and requires substantial knowledge to design and assemble, which we maintain as trade secrets. This proprietary software and hardware, some of which is owned by Stereotaxis, and some of which is licensed to Stereotaxis, is a material aspect of the ability to design, manufacture and install a cost-effective and efficient information integration, storage, and delivery platform.

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

In electrophysiology we consider the primary competition to our robotic magnetic system to be traditional catheter-based electrophysiology ablation approaches including RF (radiofrequency) ablation and non-RF therapies. To our knowledge, we are the only company that has commercialized remote, digital and direct control of the working tip of catheters for use in RF ablation procedures. Our success depends in part on convincing hospitals and physicians to convert traditional interventional procedures to procedures using our robotic magnetic system.

We face competition from companies that are developing and marketing new products for use in electrophysiology. These products include next generation mapping systems and RF ablation devices with which our robotic magnetic system is not currently compatible, as well as non-RF ablation devices including single-shot cryoablation devices and other new products for use in other interventional therapies. Some of these products are marketed by companies that may have an established presence in the field of electrophysiology, including major imaging, capital equipment and disposables companies that are currently selling products in the interventional lab. In addition, we face competition from companies that currently market or are developing drugs, gene or cellular therapies to treat the conditions for which our products are intended.

We also face competition from companies that are developing remote interventional techniques. We are aware of three companies that have commercialized endovascular catheter navigation systems which have been cleared by the FDA for mapping and/or ablation procedures. In addition, we are aware of two companies with an electromagnetic catheter navigation system that have received CE Mark approval in Europe. However, each of these companies has limited or no commercial activities.

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

After a device is placed on the market, numerous regulatory requirements apply. These include for example:

●	The Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, documentation and other quality assurance procedures during product design and throughout the manufacturing process;

●	Labeling requirements and the FDA prohibitions against promoting products for uncleared, unapproved or “off-label” uses;

●	Medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

●	Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act.

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

Certificate of Need Laws

In a number of states in the U.S., a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or various types of advanced medical equipment, such as our robotic magnetic system. Many of the states in which we sell robotic magnetic systems have laws that require institutions located in those states to obtain a certificate of need in connection with the purchase of our system, and some of our purchase orders are conditioned upon our customer’s receipt of necessary certificate of need approval.

Employees

As of December 31, 2018, we had 119 employees, 31 of whom were engaged directly in research and development, including those related to regulatory and clinical research, 53 in sales and marketing activities, 18 in manufacturing and service, and 17 in general administrative activities including finance, information systems, legal and general management. A significant majority of our employees is not covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

We may require additional funds to meet our operational, working capital and capital expenditure needs in the future. We cannot be certain that we will be able to obtain additional funds on favorable terms or at all. If we cannot raise capital on acceptable terms, we will not be able to, among other things:

●	maintain customer and vendor relationships;

●	hire, train and retain employees;

●	maintain or expand our operations;

●	enhance our existing products or develop new ones;

●	respond to competitive pressures; or

●	service our debt obligations and meet our financial covenants.

Our failure to do any of these things could result in lower revenue and adversely affect our financial condition and results of operations, and we may have to curtail or cease operations.

We may not be able to continue as a going concern if we do not improve the operating performance of the Company or raise additional capital.

The Company has sustained operating losses throughout its corporate history and expects that its 2019 expenses will exceed its 2019 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of our robotic magnetic system as well as by new placements of capital systems. The Company’s plans for improving the liquidity conditions primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through debt or equity financing.

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

To achieve and grow sales, hospitals must purchase our products, and in particular, our robotic magnetic system. The robotic magnetic system is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision for the robotic magnetic system based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the robotic magnetic system is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. Although priced significantly below a robotic magnetic system, the Odyssey Solution and Vdrive system are still expensive products. If hospitals do not widely adopt our systems, or if they decide that they are too expensive, we may never become profitable. Any failure to sell as many systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, and cash flow.

If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.

Our backlog, which consists of purchase orders and other commitments, is considered by some investors to be a significant indicator of future performance. Consequently, negative changes to this backlog or its failure to grow commensurate with expectations could negatively impact our future operating results or our share price. Our backlog includes those outstanding purchase orders and other commitments that management believes will result in recognition of revenue upon delivery or installation of our systems. We cannot assure you that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations or by project changes or delays. System installation is by its nature subject to the interventional lab construction or renovation process which comprises multiple stages, all of which are outside of our control. Although the actual installation of our robotic magnetic system requires only a few weeks, and can be accomplished by either our staff or by subcontractors, successful installation of our system can be subjected to delays related to the overall construction or renovation process. If we experience any failures or delays in completing the installation of these systems, our reputation would suffer and we may not be able to sell additional systems. We have experienced situations in which our purchase orders and other commitments did not result in recognizing revenue from placement of a system with a customer. In addition to construction delays, there are risks that an institution will attempt to cancel a purchase order as a result of subsequent project review by the institution or the departure from the institution of physicians or physician groups who have expressed an interest in purchasing our products.

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

We anticipate that our robotic magnetic system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ interventional lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, historically the majority of our Niobe ES systems and Odyssey systems have been delivered less than one year after the receipt of a purchase order from a hospital, with the timing being dependent on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. We cannot assure you that the time from purchase order to delivery for systems to be delivered in the future will be consistent with our historical experience. Moreover, a global economic slowdown may cause our customers to further delay construction or significant capital purchases, which could further lengthen our sales cycle. This may contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

Our operating performance is dependent upon economic conditions in the United States and in other countries in which we operate. Uncertainty about current global economic conditions and future global economic conditions may cause customers to delay purchasing or installation decisions or cancel existing orders. The Niobe ES system, Odyssey Solution and Vdrive system are typically purchased as part of a larger overall capital project and an economic downturn or the lack of a robust recovery might make it more difficult for our customers, including distributors, to obtain adequate financing to support the project or to obtain requisite approvals. Any delay in purchasing decisions or cancellation of purchasing commitments may result in a decrease in our revenues. A credit crisis could further affect our business if key suppliers are unable to obtain financing to manufacture our products or become insolvent and we are unable to manufacture product to meet customer demand. If the United States and global economy becomes sluggish or deteriorates for a longer period than we anticipate, we may experience a material negative decrease on the demand for our products which may, in turn, have a material adverse effect on our revenue, profitability, financial condition, ability to raise additional capital and the market price of our stock.

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

Our collaborations with fluoroscopy system manufacturers and providers of catheters and electrophysiology mapping systems or other parties may fail, or we may not be able to enter into additional collaborations in the future.

We have collaborated with and are continuing to collaborate with fluoroscopy system manufacturers and providers of catheters and electrophysiology mapping systems and other parties to make our instrument control technology compatible with their respective imaging products or disposable interventional devices and to co-develop additional disposable interventional devices for use with our products. A significant portion of our revenue from system sales is derived from these integrated products. The maintenance of these collaborations, or the establishment of equivalent alternatives, is critical to our commercialization efforts. The commercial availability of currently compatible digital imaging fluoroscopy systems is unlikely to continue and efforts are being made to ensure the availability of integrated next generation systems and/or equivalent alternatives; however, we cannot assure as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

Our product commercialization plans could be disrupted, leading to lower than expected revenue and a material and adverse impact on our results of operations and cash flow, if:

●	we fail to or are unable to maintain adequate compatibility of our products with the most prevalent imaging products or disposable interventional devices expected by our customers for their clinical practice;

●	any of our collaboration partners delays or fails in the integration of its technology or new products with our robotic magnetic system;

●	any of our collaboration partners fails to develop or commercialize the integrated products in a timely manner; or

●	we become involved in disputes with one or more of our collaboration partners regarding our collaborations.

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

We currently market our products in the U.S., Europe and the rest of the world through a direct sales force of sales specialists, distributors and sales agents, supported by account managers and clinical specialists who provide training, clinical support, and other services to our customers. If we are unable to effectively utilize our existing sales force or increase our existing sales force in the foreseeable future, we may be unable to generate the revenue we have projected in our business plan. Factors that may inhibit our sales and marketing efforts include:

●	our inability to recruit and retain adequate numbers of qualified sales and marketing personnel;

●	our inability to accurately forecast future product sales and utilize resources accordingly;

●	the inability of sales personnel to obtain access to or persuade adequate numbers of hospitals and physicians to purchase and use our products; and

●	unforeseen costs associated with maintaining and expanding an independent sales and marketing organization.

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

In order for physicians to learn to use the robotic magnetic system, they must attend structured training sessions in order to familiarize themselves with a sophisticated user interface and they must be committed to learning the technology. Further, physicians must utilize the technology on a regular basis to ensure they maintain the skill set necessary to use the interface. Continued market acceptance could be delayed by lack of physician willingness to attend training sessions, by the time required to complete this training, or by state or institutional restrictions on our ability to provide training. An inability to train a sufficient number of physicians to generate adequate demand for our products could have a material adverse impact on our financial condition and cash flow.

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

We are aware of three companies that have commercialized endovascular catheter navigation systems which have been cleared by the FDA for mapping and/or ablation procedures. In addition, we are aware of two companies with an electromagnetic catheter navigation system that has received CE Mark approval in Europe.

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

Our robotic magnetic system generates magnetic fields that directly govern the motion of the internal, or working, tip of disposable interventional devices. If other equipment in the interventional labs or elsewhere in a hospital is incompatible with the magnetic fields generated by our system, or if our system interferes with such equipment, we may be required to install additional shielding, which may be expensive and which may not solve the problem. If magnetic interference becomes a significant issue at targeted institutions, it would increase our installation costs at those institutions and could limit the number of hospitals that would be willing to purchase and install our systems, either of which would adversely affect our financial condition, results of operations and cash flow.

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

We have incurred substantial net losses since inception, and we expect to incur losses into the future as we continue the commercialization of our products. We are still in the process of realizing the full potential of the commercialization of our technology, and will need to continue to make improvements to that technology. Moreover, the extent of our future losses and the timing of profitability are highly uncertain. Although we have achieved operating profitability during certain quarters, we may not achieve profitable operations on an annual basis, and if we achieve profitable operations, we may not sustain or increase profitability on a quarterly or annual basis. If we require more time than we expect to generate significant revenue and achieve annual profitability, or if we are unable to sustain profitability once achieved, we may not be able to continue our operations. Our failure to achieve annual profitability or sustain profitability on an annual or quarterly basis could negatively impact the market price of our common stock. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

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

We depend on contract manufacturers to produce and assemble certain of the components of our systems and other products such as our electrophysiology catheter advancement device and disposable devices for our Vdrive system. We also depend on various third party suppliers for the magnets we use in our robotic magnetic system and certain components of our Odyssey Solution and Vdrive system. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our robotic magnetic system and certain components of our Odyssey Solution, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

●	we may not be able to control the quality and cost of our system or respond to unanticipated changes and increases in customer orders;

●	we may lose access to critical services, materials, or components, resulting in an interruption in the manufacture, assembly and shipment of our systems; and

●	we may not be able to find new or alternative components for our use or reconfigure our system and manufacturing processes in a timely manner if the components necessary for our system become unavailable.

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

We also rely on Biosense Webster and other parties to manufacture a number of disposable interventional devices for use with our robotic magnetic system. If these parties cannot manufacture sufficient quantities of disposable interventional devices to meet customer demand, or if their manufacturing processes are disrupted, our revenue and profitability would be adversely affected.

Risks associated with international manufacturing and trade could negatively impact the availability and cost of our products because materials used to manufacture our magnets, one of our key system components, are sourced from overseas.

We purchase the permanent magnets for our robotic magnetic system from a manufacturer that uses material produced in Japan, and we anticipate that certain of the production work for these magnets will be performed for this manufacturer in China. In addition, our subcontractor purchases magnets for our disposable interventional devices directly from a manufacturer in Japan. Any event causing a significant increase in price or a disruption of imports, including the imposition of import restrictions, could adversely affect our business. The flow of components from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of product components from those countries. Trade restrictions in the form of tariffs or quotas, or both, could also affect the importation of those product components and could increase the cost and reduce the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies could increase the cost of products we purchase from overseas vendors.

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

The robotic magnetic system is designed to have the potential for expanded applications beyond electrophysiology and interventional cardiology, including congestive heart failure, structural heart repair, interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine. We continue to develop the Odyssey Solution and Vdrive system for interventional labs that have a robotic magnetic system installed as well as those standard interventional labs that do not have a robotic magnetic system installed. However, we have limited financial and managerial resources and, therefore, may be required to focus on products in selected industries and sites and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at hospitals, universities or other medical device companies, including our competitors or potential competitors. We could, in the future, be subject to claims that these employees or we have used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Incurring such costs could have a material adverse effect on our financial condition, results of operations and cash flow.

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

In order to market our products outside of the U.S., we and our strategic collaborations or distributors must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA approval in the U.S. In addition, we may rely on our distributors and strategic collaborations, in some instances, to assist us in this regulatory approval process in countries outside the U.S. and Europe, for example, in Japan.

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

In many foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA or other U.S. regulations. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for reimbursement. Failure to receive or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. Due to the movement toward harmonization of standards in Europe, we expect a changing regulatory environment characterized by a shift from a country-by-country regulatory system to a Europe-wide single regulatory system. We cannot predict the timing of this harmonization and its effect on us. Adapting our business to changing regulatory systems could have a material adverse effect on our business, financial condition, and results of operations. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension, or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Our manufacturing processes must comply with the FDA’s QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We cannot assure you that we or our suppliers or subcontractors would pass such an inspection. If we or our suppliers or subcontractors fail to comply with the FDA regulation or EN ISO 13485:2003 standards, we or they may be required to cease all or part of our operations for some period of time until we or they can demonstrate that appropriate steps have been taken to comply with such standards or face other enforcement action, such as a public warning letter, untitled letter, fines, injunctions, civil penalties, seizures, operating restrictions, partial suspension or total shutdown of production, refusing requests for 510(k) clearance, de novo petitions, or PMA approval of new products, withdrawing 510(k) clearance, de novo approvals, or PMA approvals already granted, and/or criminal prosecution. Furthermore, the European Union recently adopted new EN ISO 13485:2016 standards, with which we must comply no later than April 2019. We cannot assure you that we will be able to timely comply with EN ISO 13485:2016 standards. We cannot be certain that our facilities or those of our suppliers or subcontractors will comply with the FDA, EN ISO 13485:2003, or when applicable, EN ISO 13485:2016 standards in future audits by regulatory authorities. Failure to pass such an inspection could force a shutdown of manufacturing operations, a recall of our products or the imposition of other enforcement sanctions, which would significantly harm our revenue and profitability. Further, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements and quality standards and will not encounter any manufacturing difficulties. Any failure to comply with the FDA’s QSR, EN ISO 13485:2003 or when applicable, EN ISO 13485:2016, by us or our suppliers could significantly harm our available inventory and product sales. Further, any failure to comply with FDA’s QSR by us or our suppliers could result in FDA refusing requests for and/or delays in 510(k) clearance, de novo approval, or PMA approval of new products.

Software errors or other defects may be discovered in our products.

Our products incorporate many components, including sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Because our products are designed to be used to perform complex interventional procedures, we expect that physicians and hospitals will have an increased sensitivity to the potential for software defects. We cannot assure you that our software or other components will not experience errors or performance problems in the future. If we experience software errors or performance problems, we would likely also experience:

●	loss of revenue;

●	delay in market acceptance of our products;

●	damage to our reputation;

●	additional regulatory filings;

●	product recalls;

●	increased service or warranty costs; and/or

●	product liability claims relating to the software defects.

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

While we do not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, many health care laws and regulations apply to our business. We are subject to health care fraud and patient privacy regulation by the federal government, the states in which we conduct our business, and internationally. The regulations that may affect our ability to operate include:

●	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us if we provide coding and billing advice to customers;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and the applicable Privacy and Security Standards of HITECH, the Health Information Technology for Economic and Clinical Health Act, which is Title XIII of the American Recovery and Reinvestment Act;

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

●	federal self-referral laws, such as the Stark Anti-Referral Law, which prohibits a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest;

●	federal and state Sunshine laws, which require manufacturers of certain medical devices to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members; and

●	regulations pertaining to receipt of CE mark for our products marketed outside of the United States and submission to periodic regulatory audits in order to maintain these regulatory approvals.

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

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee was charged with identifying a reduction of at least $1.2 trillion for the years 2013 through 2021. The Committee did not achieve this target by the imposed deadline, triggering the legislation’s automatic reduction to several government programs. Included in the automatic reduction are aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.

Changes to, or repeal of, the PPACA, which the administration and certain members of Congress have affirmatively indicated that they will pursue, could materially and adversely affect our business and financial position, and results of operations. Even if the PPACA is not amended or repealed, the administration could propose changes impacting implementation of the PPACA, which could materially and adversely affect our financial position or operations. However, we cannot currently predict the content, timing or impact that any such future legislation will have on our business.

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

We expect that U.S. hospitals will continue to bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans, for procedures performed with our products, including the costs of the disposable interventional devices used in these procedures. If, in the future, our disposable interventional devices do not fall within U.S. reimbursement categories and our procedures are not reimbursed, or if the reimbursement is insufficient to cover the costs of purchasing our system and related disposable interventional devices, the adoption of our systems and products would be significantly slowed or halted, and we may be unable to generate sufficient sales to support our business. Our success in international markets also depends upon the eligibility of our products for reimbursement through government-sponsored health care payment systems and third-party payors. In both the U.S. and foreign markets, health care cost-containment efforts are prevalent and are expected to continue. These efforts could reduce levels of reimbursement available for procedures involving our products and, therefore, reduce overall demand for our products as well. A failure to generate sufficient sales could have a material adverse impact on our financial condition, results of operations and cash flow.

Our growth may place a significant strain on our resources, and if we fail to manage our growth, our ability to develop, market, and sell our products will be harmed.

Our business plan contemplates a period of substantial growth and business activity. This growth and activity will likely result in new and increased responsibilities for management personnel and place significant strain upon our operating and financial systems and resources. To accommodate our growth and compete effectively, we will be required to improve our information systems, create additional procedures and controls and expand, train, motivate and manage our work force. We cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our future operations. Any failure to effectively manage our growth could impede our ability to successfully develop, market, and sell our products.

We face currency and other risks associated with international operations.

We intend to continue to devote significant efforts to marketing our systems and products outside of the U.S. This strategy will expose us to numerous risks associated with international operations, which could adversely affect our results of operations and financial condition, including the following:

●	currency fluctuations that could impact the demand for our products or result in currency exchange losses;

●	export restrictions, tariff and trade regulations and foreign tax laws;

●	customs duties, export quotas or other trade restrictions;

●	economic and political instability; and

●	shipping delays.

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

As of December 31, 2018, we had 41.7 million shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock bearing dividends at a rate of six percent (6.0%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash, except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Convertible Preferred Stock. Instead, the value of the accrued dividends is added to the liquidation preference of the Series A Convertible Preferred Stock and will increase the number of shares of common stock issuable upon conversion, which will dilute the ownership of our common stockholders.

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

Our certificate of incorporation and bylaws, Delaware law, and one of our collaboration agreements contain provisions that could discourage a takeover.

Our certificate of incorporation and bylaws and Delaware law contain provisions that might enable our management to resist a takeover. These provisions may:

●	discourage, delay or prevent a change in the control of our company or a change in our management;

●	adversely affect the voting power of holders of common stock; and

●	limit the price that investors might be willing to pay in the future for shares of our common stock.

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

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts, or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

●	demand for our products;

●	the performance of third-party contract manufacturers and component suppliers;

●	our ability to develop sales and marketing capabilities;

●	the success of our strategic relationships with two multinational fluoroscopy system manufacturers and one provider of catheters and electrophysiology mapping systems;

●	our ability to develop, introduce and market integrated next generation systems and/or alternatives to our current strategic relationships with fluoroscopy system manufacturers and the catheter and electrophysiology mapping system provider on a timely basis;

●	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;

●	our ability to obtain regulatory clearances or approvals for our new products; and

●	our ability to obtain and protect proprietary rights.

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

Our common stock is traded on the OTCQX® Best Market and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2018, our common stock traded between $0.51 and $1.65 per share, on trading volume ranging from approximately 0 to 0.3 million shares per day. The market price of our common stock will be affected by a number of factors, including:

●	actual or anticipated variations in our results of operations or those of our competitors;

●	the receipt or denial of regulatory approvals;

●	announcements of new products, technological innovations or product advancements by us or our competitors;

●	developments with respect to patents and other intellectual property rights;

●	changes in earnings estimates or recommendations by securities analysts or our failure to achieve analyst earnings estimates;

●	developments in our industry; and

●	participants in the market for our common stock may take short positions with respect to our common stock.

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2018 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office and 12,000 square feet of demonstration and assembly space under a lease agreement through December 31, 2021.

In August 2016, the Company entered into an agreement to sublease approximately 11,000 square feet of office space immediately and an additional 16,000 square feet of office space beginning in January of 2017, with the term of the sublease ending on December 31, 2018. The term of the sublease was subsequently extended through December 31, 2021.

We lease approximately 2,200 square feet of office space in Maple Grove, Minnesota, under a lease agreement through October 30, 2021, and have leased office space in Amsterdam, The Netherlands through August 31, 2019. In addition, we lease an office space in Beijing, China under a lease agreement through September 8, 2020 and an office space in Japan through April 30, 2019.

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

PRICE RANGE OF COMMON STOCK

Our common stock began trading on the NASDAQ Global Market under the symbol “STXS” on August 12, 2004 and was transferred to the NASDAQ Capital Market effective August 19, 2013. On August 4, 2016 our common stock was transferred to the OTCQX® Best Market. Any over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of February 28, 2019, there were approximately 519 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

The Niobe ES system is the latest generation of the Niobe Robotic Magnetic Navigation System (“Niobe system”). This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The core components of the robotic magnetic system have received regulatory clearance in the U.S., Canada, Europe, China, Japan and various other countries. As of December 31, 2018, the Company had an installed base of 126 Niobe ES systems.

Stereotaxis also has developed the Odyssey Solution which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation and training. The Odyssey Solution may be acquired in conjunction with a robotic magnetic system or on a stand-alone basis for installation in interventional labs and other locations where clinicians often desire the benefits of the Odyssey Solution that we believe can improve clinical workflows and related efficiencies.

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

We generate revenue from the initial capital sales of the Niobe, Odyssey and Vdrive systems as well as recurring revenue from the sale of our proprietary disposable devices, from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters, and from other recurring revenue including ongoing software and service contracts. We market our products to a broad base of hospitals in the United States and internationally as detailed in Note 17 to the financial statements.

We have strategic relationships with technology leaders in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic system and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices, in order to continue to develop new solutions in the interventional lab. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. The commercial availability of currently compatible digital imaging fluoroscopy systems is unlikely to continue and efforts are being made to ensure the availability of integrated next generation systems and/or equivalent alternatives; however, we cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

The Company believes the cash on hand at December 31, 2018 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2019 expenses will exceed its 2019 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of robotic magnetic systems as well as by new placements of capital systems. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method. Upon adoption of the new revenue guidance, the Company recorded a cumulative-effect reduction to accumulated deficit of $0.3 million on January 1, 2018 relating primarily to the deferral of previously expensed costs to obtain a contract. The Company capitalized sales commissions paid in connection with multi-year service contracts and is amortizing such asset over the economic life of those contracts. Previously, sales commissions on multi-year service contracts were expensed as incurred. The impact of this change on operating expenses in any given period will depend, in part, on the amount of such commissions incurred and capitalized in relation to the amount of ongoing amortization expense. For the twelve months ended December 31, 2018, the Company recorded no material impact to commission expense as a result of adopting the new standard. The Company did not otherwise experience significant changes in the timing or method of revenue recognition for any of its material revenue streams.

We generate revenue from initial capital sales of systems as well as recurring revenue from the sale of our proprietary disposable devices, from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters, and from other recurring revenue including ongoing software and service contracts.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period. Revenue from this performance obligation is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were not material for the periods presented.

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

Results of Operations

Comparison of the Years ended December 31, 2018 and 2017

Revenue. Revenue decreased to $29.3 million for the year ended December 31, 2018, from $31.1 million for the year ended December 31, 2017, a decrease of approximately 6%. Revenue from sales of systems decreased to $1.6 million for the year ended December 31, 2018, from $4.3 million for the year ended December 31, 2017, a decrease of approximately 63%. We recognized a total of $1.6 million in revenue for Odyssey and Odyssey Cinema systems during the 2018 period. System revenue for the prior year included revenue on two Niobe ES systems and a total of $2.2 million for Odyssey and Odyssey Cinema systems. Revenue from sales of disposable interventional devices, service and accessories increased to $27.8 million for the year ended December 31, 2018, from $26.9 million for the year ended December 31, 2017, an increase of approximately 3%. The increase was primarily attributable to service revenue.

Cost of Revenue. Cost of revenue decreased to $5.7 million for the year ended December 31, 2018, from $10.8 million for the year ended December 31, 2017, a decrease of approximately 47%. As a percentage of our total revenue, overall gross margin increased from 65% for the year ended December 31, 2017, to 81% for the year ended December 31, 2018, primarily due to lower inventory-related charges and higher current year margins on disposable products and service contracts. Cost of revenue for systems sold decreased to $1.8 million for the year ended December 31, 2018, from $6.2 million for the year ended December 31, 2017 and gross margin for systems improved to (13%) for the year ended December 31, 2018 from (45%) for the year ended December 31, 2017 due to the 2017 inventory-related charge. Gross margin from systems was negative in 2018 due to low sales volumes and obsolescence charges on the receipt of committed inventory related to its Niobe ES product line. Cost of revenue for disposable interventional devices, service and accessories decreased to $3.9 million for the year ended December 31, 2018, from $4.6 million for the year ended December 31, 2017, resulting in an increase in gross margin to 86% from 83% driven by higher margins on disposables products and service contracts between these periods in the current year.

Research and Development Expense. Research and development expense increased to $8.2 million for the year ended December 31, 2018 from $6.7 million for the year ended December 31, 2017, an increase of approximately 23%. This increase was primarily due to higher project-based expenses.

Sales and Marketing Expense. Sales and marketing expense decreased to $13.0 million for the year ended December 31, 2018, from $13.6 million for the year ended December 31, 2017, a decrease of approximately 5%. This decrease was primarily due to a more efficient distribution of clinical adoption and marketing resources which favorably impacted both headcount and contractor costs partially offset by higher commissions.

General and Administrative Expense. General and administrative expenses include finance, information systems, legal, and general management expenses. General and administrative expense decreased to $4.9 million for the year ended December 31, 2018, from $6.0 million for the year ended December 31, 2017, a decrease of approximately 18%. This decrease was primarily driven by reduced executive headcount costs and administrative expense.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants previously recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next. Other income was $2.6 million for the year ended December 31, 2018 and $0.2 million for the year ended December 31, 2017 due primarily to the adjustment in fair value of warrants. As of December 31, 2018, all such warrants have expired or been reclassified to equity.

Interest Expense. Interest expense in the current year period decreased approximately 90% from the twelve months ended December 31, 2017, due to lower loan commitment fees.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2018, and December 31, 2017 to reflect these uncertainties. As of December 31, 2018, we had gross federal net operating loss carryforwards of approximately $100.3 million which will expire between 2030 and 2037. As of December 31, 2018, we had state net operating loss deferred tax assets of approximately $1.9 million which will expire at various dates between 2019 and 2037 if not utilized. We may not be able to utilize all of these loss carryforwards prior to their expiration.

Capital Resources

As of December 31, 2018, our accumulated deficit was $476.7 million with cash and cash equivalents of $10.8 million. Since inception, we have financed our operations primarily through cash generated by operations, borrowings on our revolving line of credit and proceeds from our debt and stock offerings. As of December 31, 2018, our borrowing facility was comprised of a revolving line of credit with $3.3 million of unborrowed availability with our primary lender, Silicon Valley Bank.

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

As of December 31, 2018, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2018 the Company had a borrowing capacity of $3.3 million based on the Company’s collateralized assets. The Company’s total liquidity as of December 31, 2018, was $14.1 million which included cash and cash equivalents of $10.8 million.

Common Stock

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and certain conditions of our agreement with our primary lender. No dividends have been declared or paid as of December 31, 2018.

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

The warrants issued in conjunction with the convertible preferred stock (the “SPA Warrants”) have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. Prior to their modification in February 2018, the warrants were puttable upon the occurrence of certain events outside of the Company’s control, and were classified as liabilities under Accounting Standards Codification (“ASC”) Topic 480-10. The calculated fair value of the warrants was periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations. See Note 10 for additional details.

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

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2018 and 2017 (in thousands):

	Twelve Months Ended December 31,
	2018	2017
Cash flow used in operating activities	$(2,547)	$(4,675)
Cash flow used in investing activities	(265)	(82)
Cash flow (used in)/provided by financing activities	9,922	(59)

Net cash used in operating activities. We used approximately $2.5 million and $4.7 million of cash in operating activities during the years ended December 31, 2018 and 2017, respectively. The decrease in cash used in operating activities from 2017 to 2018 was driven by reduced operating losses after adjusting for large non-cash transactions in 2017 including inventory obsolescence and revenue recognized during the period for which cash had been collected in 2016.

Net cash used in investing activities. We used approximately $0.3 million and approximately $0.1 million during the years ended December 31, 2018 and December 31, 2017, respectively, for the purchase of property and equipment.

Net cash used in/provided by financing activities. We generated approximately $9.9 million of cash for the year ended December 31, 2018, compared to approximately $0.1 million used for the year ended December 31, 2017. The cash generated for the year ended December 31, 2018 was driven by proceeds from the warrant exercise. The cash used for the year ended December 31, 2017 was driven by payments of deferred financing costs offset by proceeds from issuance of stock.

At December 31, 2018, we had working capital of approximately $7.8 million, compared to a working capital deficit of $20.3 million at December 31, 2017. The increase in working capital was primarily driven by proceeds from the warrant modification and exercise.

As of December 31, 2018, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2018, the Company had a borrowing capacity of $3.3 million based on the Company’s collateralized assets. The maturity date of the revolving line of credit is April 25, 2019.

The credit facility is secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as in effect at December 31, 2018, we are required to meet liquidity covenants as defined in the loan agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with our primary lending bank. As of December 31, 2018, we were in compliance with all financial covenants of this agreement.

The Company believes the cash on hand at December 31, 2018 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2019 expenses will exceed its 2019 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of robotic magnetic systems as well as by new placements of capital systems. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stereotaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

St. Louis, Missouri

March 15, 2019

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$10,796,072	$3,686,302
Accounts receivable, net of allowance of $398,847 and $361,350 in 2018 and 2017, respectively	5,021,111	4,287,255
Inventories, net	1,191,666	1,146,971
Prepaid expenses and other current assets	963,700	750,085
Total current assets	17,972,549	9,870,613
Property and equipment, net	343,693	592,688
Intangible assets, net	-	159,470
Other assets	198,365	44,432
Total assets	$18,514,607	$10,667,203

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,726,360	$1,654,101
Accrued liabilities	2,642,481	3,195,247
Deferred revenue	5,825,536	5,702,769
Warrants	-	19,574,977
Total current liabilities	10,194,377	30,127,094
Long-term deferred revenue	407,151	611,863
Other liabilities	641,461	535,369
Total liabilities	11,242,989	31,274,326

Convertible Preferred stock:
Convertible Preferred stock, par value $0.001; 10,000,000 shares authorized, 23,900 shares outstanding at 2018 and 2017	5,960,475	5,960,475

Stockholders’ equity (deficit):
Common stock, par value $0.001; 300,000,000 shares authorized, 59,058,297 and 22,805,731 shares issued at 2018 and 2017, respectively	59,058	22,806
Additional paid in capital	478,179,574	450,748,403
Treasury stock, 4,015 shares at 2018 and 2017	(205,999)	(205,999)
Accumulated deficit	(476,721,490)	(477,132,808)
Total stockholders’ equity (deficit)	1,311,143	(26,567,598)
Total liabilities and stockholders’ equity (deficit)	$18,514,607	$10,667,203

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2018	2017
Revenue:
Systems	$1,582,053	$4,275,798
Disposables, service and accessories	27,764,564	26,868,302
Total revenue	29,346,617	31,144,100

Cost of revenue:
Systems	1,788,658	6,199,643
Disposables, service and accessories	3,928,521	4,554,596
Total cost of revenue	5,717,179	10,754,239

Gross margin	23,629,438	20,389,861

Operating expenses:
Research and development	8,219,387	6,704,200
Sales and marketing	12,965,920	13,627,724
General and administrative	4,901,170	5,977,534
Total operating expenses	26,086,477	26,309,458
Operating loss	(2,457,039)	(5,919,597)

Other income	2,590,361	212,031
Interest income (expense)	(16,566)	(179,844)
Net income (loss)	$116,756	$(5,887,410)

Cumulative dividend on convertible preferred stock	(1,434,000)	(1,432,259)
Net loss attributable to common stockholders	$(1,317,244)	$(7,319,669)

Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.32)
Diluted	$(0.03)	$(0.32)

Weighted average number of common shares and equivalents:
Basic	52,082,618	22,614,248
Diluted	52,082,618	22,614,248

Certain prior year amounts have been reclassified to conform to the 2018 presentation.

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2016	23,900	$5,960,475	22,063,582	$22,064	$449,939,406	$(205,999)	$(471,245,398)	$(21,489,927)
Share-based compensation					768,682			768,682
Restricted stock vesting			675,473	675	(552)			123
Components of comprehensive loss: net loss							(5,887,410)	(5,887,410)
Employee stock purchase plan			66,676	67	40,867			40,934
Balance at December 31, 2017	23,900	$5,960,475	22,805,731	$22,806	$450,748,403	$(205,999)	$(477,132,808)	$(26,567,598)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2017	23,900	$5,960,475	22,805,731	$22,806	$450,748,403	$(205,999)	$(477,132,808)	$(26,567,598)
Issuance of common stock and warrants			35,792,593	35,793	26,813,524			26,849,317
Share-based compensation					561,115			561,115
Restricted stock vesting			385,606	385	(385)
Components of comprehensive loss: net loss							116,756	116,756
Employee stock purchase plan			74,367	74	56,917			56,991
Cumulative Catchup for Adoption of ASC 606 (1)							294,562	294,562
Balance at December 31, 2018	23,900	$5,960,475	59,058,297	$59,058	$478,179,574	$(205,999)	$(476,721,490)	$1,311,143

(1) Represents the adjustments related to the adoption of new accounting standards. See Note 2 for details.

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$116,756	$(5,887,410)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	513,029	554,361
Amortization of intangibles	65,988	199,321
Amortization of deferred finance costs	24,657	99,998
Share-based compensation	560,973	768,682
Net impairments and loss on asset disposal	94,931	98,550
Adjustment of warrants	(2,590,361)	(212,030)
Provisions for obsolete inventory	320,447	3,948,726
Changes in operating assets and liabilities:
Accounts receivable	(733,856)	378,704
Inventories	(365,142)	285,406
Prepaid expenses and other current assets	(124,419)	105,215
Other assets	26,775	(5,191)
Accounts payable	72,259	(968,909)
Accrued liabilities	(552,766)	(1,295,917)
Deferred revenue	(81,945)	(2,959,033)
Other liabilities	106,092	214,960
Net cash used in operating activities	(2,546,582)	(4,674,567)
Cash flows from investing activities
Purchase of fixed assets	(265,482)	(81,577)
Net cash used in investing activities	(265,482)	(81,577)
Cash flows from financing activities
Payments of deferred financing costs	-	(100,000)
Proceeds from issuance of stock, net of issuance costs	57,137	41,054
Proceeds from warrant exercise	9,864,697	-
Net cash provided by (used in) financing activities	9,921,834	(58,946)
Net increase (decrease) in cash and cash equivalents	7,109,770	(4,815,090)
Cash and cash equivalents at beginning of period	3,686,302	8,501,392
Cash and cash equivalents at end of period	$10,796,072	$3,686,302
Supplemental disclosures of cash flow information:
Interest paid	-	-

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

The Niobe system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter resulting in improved navigation, efficient procedures and reduced x-ray exposure. As of December 31, 2018, the Company had an installed base of 126 Niobe ES systems.

In addition to the robotic magnetic system and its components, Stereotaxis also has developed the Odyssey Solution, which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation and training.

Our Vdrive system provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. The Vdrive system complements the robotic magnetic system control of therapeutic catheters for fully remote procedures and enables single-operator workflow and is sold as two options, the Vdrive system and the Vdrive Duo system. In addition to the Vdrive system and the Vdrive Duo system, we also manufacture and market various disposable components which can be manipulated by these systems.

We promote the full Epoch Solution in a typical hospital implementation, subject to regulatory approvals or clearances. The full Epoch Solution implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure and equipment service costs beyond warranty period. In hospitals where the full Epoch Solution has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

The core components of Stereotaxis systems, such as Niobe system, Odyssey Solution, Cardiodrive and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. The V-CAS Deflect catheter advancement system has been CE Marked for sale in Europe.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company believes the cash on hand at December 31, 2018 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2019 expenses will exceed its 2019 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of robotic magnetic systems and placement of new robotic magnetic systems as well as by new placements of capital systems. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. No cash was restricted at December 31, 2018 or 2017.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrants. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). See Note 11 for disclosure of fair value measurements.

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

Revenue and Costs of Revenue

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method. As part of the Company's adoption of ASC 606, the Company elected to use the following practical expedients (i) applying the modified retrospective method only to open contracts as of December 31, 2017; (ii) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (iii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; and (iv) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

Upon adoption of the new revenue guidance, the Company recorded a cumulative-effect reduction to accumulated deficit of $0.3 million on January 1, 2018 relating primarily to the deferral of previously expensed costs to obtain a contract. The Company capitalized sales commissions paid in connection with multi-year service contracts and is amortizing such asset over the economic life of those contracts. Previously, sales commissions on multi-year service contracts were expensed as incurred. The impact of this change on operating expenses in any given period will depend, in part, on the amount of such commissions incurred and capitalized in relation to the amount of ongoing amortization expense. For the twelve months ended December 31, 2018, the Company recorded no material impact to commission expense as a result of adopting the new standard. The Company did not otherwise experience significant changes in the timing or method of revenue recognition for any of its material revenue streams.

We generate revenue from initial capital sales of systems as well as recurring revenue from the sale of our proprietary disposable devices, from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters, and from other recurring revenue including ongoing software and service contracts.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were not material for the periods presented. Revenue from system delivery and installation represented 5% and 13% of revenue for the twelve months ended December 31, 2018 and 2017, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 33% of revenue for the twelve months ended December 31, 2018 and 2017, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 10% of revenue for the twelve months ended December 31, 2018 and 2017.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 52% and 44% of revenue for the twelve months ended December 31, 2018 and 2017, respectively.

	Twelve Months Ended December 31,
	2018	2017
Systems	$1,582,053	$4,275,798
Disposables, service and accessories	27,764,564	26,868,302
Total revenue	$29,346,617	$31,144,100

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company's systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $2.8 million as of December 31, 2018. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	December 31, 2018	December 31, 2017
Contract Assets - Unbilled Receivables	$251,867	$2,917

Customer deposits	487,086	—
Product shipped, revenue deferred	645,199	941,724
Deferred service and license fees	5,100,402	5,372,908
Total deferred revenue	6,232,687	6,314,632
Less: Long-term deferred revenue	(407,151)	(611,863)
Total current deferred revenue	$5,825,536	$5,702,769

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

Revenue recognized for the twelve months ended December 31, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each reporting period was $5.5 million and $8.0 million, respectively.

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.3 million as of December 31, 2018. The Company did not incur any impairment losses during any of the periods presented.

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic relationships under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables at December 31, 2018 or 2017 under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

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

As of December 31, 2018, the Company had 1,165,086 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $2.54 per share, 1,131,151 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.70 per share, and 41,743,654 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock. The Company had no unearned restricted shares outstanding for the period ended December 31, 2018.

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

Revenue from Biosense Webster Inc. related to royalties and Odyssey system sales accounted for $2.9 million and $3.3 million, or 10% and 11%, of total net revenue for the years ended December 31, 2018, and 2017, respectively. No other single customer accounted for more than 10% of total revenue for the year ended December 31, 2018. No single country other than the U.S. accounted for more than 10% of total revenue for the years ended December 31, 2018 and 2017.

Reclassifications

In 2018, we adjusted our operating expense categories to improve our alignment with common industry reporting practice, and as a result, certain amounts in prior periods have been reclassified to conform to the current period presentation. For the year ended December 31, 2017, approximately $1.9 million of regulatory and clinical research expenses previously included in General and Administrative expense have been reclassified to Research and Development expense, and approximately $0.6 million of international training expense previously included in General and Administrative expense has been reclassified to Sales and Marketing expense. These reclassifications had no effect on reported income or losses.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02 (“ASU 2016-02”), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for interim and annual periods beginning after December 31, 2018 (January 1, 2019 for the Company), with early adoption permitted. The Company is substantially complete with our evaluation of the impact of adopting ASU 2016-02 on its consolidated financial statements and will adopt ASU 2016-02 during the first quarter of 2019 using the alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the new standard provides practical expedients for an entity’s ongoing accounting that the Company anticipates making, such as the (1) the election for certain classes of underlying asset to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify.

As a lessee, the Company believes the largest impact will be on its consolidated balance sheets for the accounting of facilities-related leases, which represents the majority of the operating leases it has entered into as a lessee. These leases will be recognized under the new standard as Right of Use (“ROU”) assets and operating lease liabilities. The Company will also be required to provide expanded disclosures for its leasing arrangements. As of December 31, 2018, the Company had between $6.0 million and $7.0 million of operating lease commitments that are not recognized on its consolidated balance sheets as determined under the current standard. For a lessee, the results of operations are not expected to significantly change after adoption of the new standard.

In addition, from time to time, the Company has sublet a portion of its operating facilities. Under the existing standard, the Company recorded any sub-lease proceeds as a reduction to its operating expenses. Under the new standard, as a lessor, the Company will record these amounts as Other Income. The Company does not expect this change to have a material impact on its consolidated financial statements.

While substantially complete, the Company is still finalizing its adoption of ASC 842 and the related impact on the Company’s financial statements and disclosures. As the Company completes its evaluation of this new standard during the first quarter of 2019, new information may arise that could change the Company’s current assessment of the impact to existing accounting. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession, and adjust the Company’s assessment and implementation plans accordingly.

3. Inventory

Inventory consists of the following:

	December 31, 2018	December 31, 2017

Raw materials	$2,686,870	$2,528,270
Work in process	2,594	4,836
Finished goods	2,963,013	2,515,637
Reserve for obsolescence	(4,460,811)	(3,901,772)
Total inventory	$1,191,666	$1,146,971

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2018	December 31, 2017

Prepaid expenses	$401,972	$575,501
Prepaid commissions	304,585	-
Deferred financing costs	-	24,658
Deposits	455,508	194,358
Total prepaid expenses and other assets	1,162,065	794,517
Less: Noncurrent prepaid expenses and other assets	(198,365)	(44,432)
Total current prepaid expenses and other assets	$963,700	$750,085

5. Property and Equipment

Property and equipment consist of the following:

	December 31, 2018	December 31, 2017

Equipment	$6,831,665	$7,295,698
Leasehold improvements	2,592,339	2,592,339
	9,424,004	9,888,037
Less: Accumulated depreciation	(9,080,311)	(9,295,349)
Net property and equipment	$343,693	$592,688

6. Intangible Assets

As of December 31, 2018 and 2017, the Company had total intangible assets of $3,049,810 and $3,143,291, respectively. Accumulated amortization at December 31, 2018 and 2017 was $3,049,810 and $2,983,821, respectively. Amortization expense for 2018 and 2017 was $65,988 and $199,321, respectively, as determined under the straight-line method. For the twelve months ended December 31, 2018 and 2017, the Company also recognized impairment charges of $93,482 and $77,778, respectively in research and development expense related to certain intellectual property rights. The impairment is the result of an analysis that indicated it was probable the undiscounted cash flows derived from the intellectual property would not exceed its book value during its remaining useful life.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2018	December 31, 2017

Accrued salaries, bonus, and benefits	$1,491,844	$1,641,491
Accrued rent	69,826	441,417
Accrued licenses and maintenance fees	576,598	581,672
Accrued warranties	149,464	164,365
Accrued taxes	251,988	234,668
Accrued professional services	430,088	367,072
Other	314,134	299,931
Total accrued liabilities	3,283,942	3,730,616
Less: Long term accrued liabilities	(641,461)	(535,369)
Total current accrued liabilities	$2,642,481	$3,195,247

8. Long-Term Debt and Credit Facilities

As of December 31, 2018 and 2017, there were no contractual principal maturities of debt.

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

As of December 31, 2018, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2018 the Company had a borrowing capacity of $3.3 million based on the Company’s collateralized assets. The Company’s total liquidity as of December 31, 2018, was $14.1 million, which included cash and cash equivalents of $10.8 million. As of December 31, 2018, we were in compliance with all financial covenants of this agreement and we anticipate continued compliance throughout the remainder of 2019.

9. Lease Obligations

The Company leases its facilities under operating leases. For the years ended December 31, 2018 and 2017 rent expense was $718,736 and $588,197, respectively. The rent expense for the years ended December 31, 2018 and 2017 is net of sublease income of $837,949 and $812,660, respectively.

The lease for the Company’s principal executive office space and manufacturing facilities expired on December 31, 2018. On January 10, 2019, the company exercised its remaining renewal option to extend the term of the lease by three years. The lease contains an escalating rent provision which the Company has straight-lined over the term of the lease.

The future minimum lease payments under non-cancelable leases as of December 31, 2018 are as follows (excluding any potential sublease income):

Year	Operating Lease Payments
2019	$2,334,382
2020	2,364,408
2021	2,404,565
Total minimum lease payments	7,103,355

10. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2018.

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

The Company has reserved shares of common stock for conversion of convertible preferred stock, exercise of warrants, and the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31, 2018	December 31, 2017
Warrants	1,131,151	38,779,119
Series A Convertible Preferred Stock Series	47,844,562	47,844,562
Stock award plans	4,438,503	5,573,046
Employee Stock Purchase Plan	51,251	125,618
	53,465,467	92,322,345

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

A summary of the option and stock appreciation rights activity for the year ended December 31, 2018 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share

Outstanding, December 31, 2017	413,301	$0.62 - $54.90	$9.04
Granted	950,500	$0.74 - $1.07	$0.76
Exercised	(2,916)	$0.62	$0.62
Forfeited	(195,799)	$0.62 - $54.90	$7.66
Outstanding, December 31, 2018	1,165,086	$0.74 - $43.90	$2.54

As of December 31, 2018, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 8.18 years. Of the 1,165,086 options and stock appreciation rights that were outstanding as of December 31, 2018, 291,679 were vested and exercisable with a weighted average exercise price of $7.83 per share and a weighted average remaining term of 5.16 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2018
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price Per Vested Share

$0.00 - $1.00	818,500	9.18	$0.75	-	$-
$1.01 - $2.00	101,500	7.86	$1.48	51,718	$1.86
$2.01- $4.00	115,791	6.11	$2.15	110,666	$2.15
$4.01 - $10.00	86,500	5.24	$4.04	86,500	$4.04
$10.01 - $20.00	-	-	$-	-	$0.00
$30.01 - $40.00	30,545	1.92	$34.74	30,545	$34.74
$40.01 - $50.00	12,250	0.44	$43.90	12,250	$43.90
	1,165,086	8.18	$2.54	291,679	$7.83

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money at December 31, 2018. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2018 was approximately $0.3 million based on a closing share price of $1.08 on December 31, 2018. There were no fully vested options or stock appreciation rights outstanding at December 31, 2018 with an exercise price less than the closing stock price on December 31, 2018. During the year ended December 31, 2018 the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was less than $0.1 million. No options or stock appreciation rights were exercised under the Company’s stock option plans during the year-ended December 31, 2017, and the Company realized no proceeds during that period. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2018 was $0.76 per share.

A summary of the restricted stock unit activity for the year ended December 31, 2018 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit

Outstanding, December 31, 2017	680,363	$1.11
Granted	422,167	$0.80
Vested	(385,606)	$1.24
Forfeited	(69,275)	$1.12
Outstanding, December 31, 2018	647,649	$0.83

The intrinsic value of restricted stock units outstanding at December 31, 2018 was $0.7 million based on a closing share price of $1.08 as of December 31, 2018. During the year ended December 31, 2018, the aggregate intrinsic value of restricted stock units vested was $0.3 million determined at the date of vesting.

As of December 31, 2018, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $0.6 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan (“ESPP”). In June 2014, our shareholders approved an amendment of the ESPP to increase the number of shares authorized for issuance under the ESPP by 250,000 shares. Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2018, there were 51,251 remaining shares available for issuance under the Employee Stock Purchase Plan.

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
Liabilities at December 31, 2018
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

Level 3

In conjunction with the Company’s August 2013 and September 2016 financing transactions, the Company issued warrants to purchase shares of the Company’s common stock. Due to the provisions included in the warrant agreements at the time of issuance, the warrants did not meet the exemptions for equity classification and as such, the Company accounted for these warrants as derivative instruments. The calculated fair value of the warrants issued in conjunction with the August 2013 financing transactions was classified as a liability and periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations until their expiration in November 2018. As detailed in Note 10, the remaining warrants from the September 2016 transaction were modified on February 28, 2018 and reclassified to equity.

The remaining warrants from the August 2013 transaction (Exchange Warrants) expired November 2018 and were last revalued as of September 30, 2018 using the following assumptions: 1) volatility of 70.17%; 2) risk-free interest rate of 2.19%; and 3) a closing stock price of $1.21.

Using the same option pricing model, the Exchange warrants were valued as of December 31, 2017 using the following assumptions: 1) volatility of 70.56%; 2) risk-free interest rate of 1.76%; and 3) a closing stock price of $0.80.

The significant unobservable input used in the fair value measurement of the Company’s warrants is volatility. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) liability fair value measurement.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2018:

	Warrants issued August 2013	Warrants issued September 2016	Total Liabilities
Balance at beginning of period	$5,746	$19,569,231	$19,574,977
Issues	-	-	-
Settlements	-	(16,984,616)	(16,984,616)
Revaluation	(5,746)	(2,584,615)	(2,590,361)
Balance at end of period	$-	$-	$-

The Company currently does not have derivative instruments to manage its exposure to currency fluctuations or other business risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value.

12. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2018	2017
Deferred:
Federal	$(236,779)	$13,308,196
State and local	(238,946)	(263,860)
	(475,725)	13,044,336
Valuation allowance	475,725	(13,044,336)
	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2018	2017
U.S. statutory income tax rate	21.0%	34.0%
State and local taxes, net of federal tax benefit	(42.8)%	1.8%
Permanent differences between book and tax	(390.5)%	(1.5)%
Deferred tax adjustments	293.5%	(6.1)%
Tax cuts & jobs act	0.0%	(244.9)%
State rate adjustments	(292.9)%	(4.0)%
Prior year return-to-provision adjustment	4.3%	0.0%
Valuation allowance	407.4%	220.7%
Effective income tax rate	—%	—%

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

The components of the deferred tax asset are as follows:

	December 31,
	2018	2017
Current accruals	$1,746,094	$1,718,808
Deferred revenue	605	30,648
Depreciation and amortization	1,279,973	1,311,718
Deferred compensation	471,143	633,303
Net operating loss carryovers	22,933,668	22,359,693
Deferred tax assets	26,431,483	26,054,170
Valuation allowance	(26,359,083)	(25,955,759)
Net deferred tax assets before deferred tax liabilities	72,400	98,411
Accounting method changes	—	(98,411)
Capitalized compensation costs	(72,400)	—
Net deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, which made significant changes to the Internal Revenue Code (“IRC” or “Code”). The TCJA lowered the U.S. federal income tax rate to 21%, beginning on January 1, 2018. Additionally, among other changes, the TCJA imposes a one-time transition tax on the mandatory repatriation of unremitted foreign earnings, as well as a minimum tax on global intangible low-taxed income (“GILTI”) of foreign subsidiaries. As required by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we finalized our accounting analysis with the filing of our 2017 tax returns. We have recorded the impacts of the TCJA in our effective tax rate and have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI using the period cost method. The Company will continue to monitor the forthcoming regulations and additional guidance of the GILTI, FDII, and BEAT provisions under the TCJA, which are complex and subject to continuing regulatory interpretation by the IRS.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Following significant ownership changes during 2013, the Company initiated a review of the availability of its U.S. net operating loss carryforwards. As a result of this review, it was determined that a large portion of the Company’s net operating loss carryovers would expire unused due to the limitation under IRC Section 382. The Company reduced the net operating loss carryover and corresponding valuation allowance as a result of these limitations as reflected in the net operating loss carryovers in the table above. The remaining net operating loss carryforwards following the ownership change have been assigned a full valuation allowance against all deferred tax assets.

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

As of December 31, 2018, we had gross federal net operating loss carryforwards of approximately $100.3 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $284.7 million and approximately $92.0 million of book/tax differences and expiration of unused carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year will expire between 2030 and 2037. The federal net operating loss generated during 2018 will be carried forward indefinitely as a result to changes in the law following TCJA. As of December 31, 2018, we had state net operating loss deferred tax assets of approximately $1.9 million which will expire at various dates between 2019 and 2037 if not utilized.

As a result of stock issuances which occurred during the year, the Company believes that an ownership change may have occurred under Section 382 of the Code. Any change could significantly limit the value of the existing net operating loss carryforward. The Company is currently evaluating the impact of the warrant exercise on the availability of its U.S. net operating loss carryforward. Refer to Note 10 for a full discussion of the Company’s equity transactions.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As the Company has a federal net operating loss carryforward from the year ended December 31, 1999 forward, all tax years from 1999 forward are subject to examination. As states have varying carryforward periods, and the Company has recently entered into additional states, the states are generally subject to examination for the previous 10 years or less.

At December 31, 2018 and 2017, the Company had less than $0.1 million in reserves for uncertain tax positions. The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2018, accrued interest and penalties were less than $0.1 million.

13. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	Twelve months ended December 31,
	2018	2017
Net income (loss)	$116,756	$(5,887,410)
Deemed dividend on convertible preferred stock	—	—
Cumulative dividend on convertible preferred stock	(1,434,000)	(1,432,259)
Net loss attributable to common stockholders	$(1,317,244)	$(7,319,669)

Weighted average number of common shares and equivalents:	52,082,618	22,614,248
Basic EPS	$(0.03)	$(0.32)
Diluted EPS	$(0.03)	$(0.32)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2018	2017
Shares issuable upon vesting/exercise of:
Options to purchase common stock	1,165,086	413,301
Series A Convertible Preferred Stock and Accumulated Dividends	41,743,654	39,537,501
Restricted stock units	647,649	680,363
Warrants	1,131,151	38,779,119
	44,687,540	79,410,284

14. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan. For 2018, the Company recognized expense of approximately $0.2 million to match employee contributions up to 3% of each participating employee’s salary. The Company did not match employee contributions made in 2017.

15. Product Warranty Provisions

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	December 31, 2018	December 31, 2017
Warranty accrual, beginning of the fiscal period	$164,365	$222,845
Accrual adjustment for product warranty	34,253	32,679
Payments made	(49,154)	(91,159)
Warranty accrual, end of the fiscal period	$149,464	$164,365

16. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

17. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Geographic revenues for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
United States	$18,611,676	$18,038,638
International	10,734,941	13,105,462
Total	$29,346,617	$31,144,100

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2018, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2018.

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

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2019, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

The following is information with respect to our executive officers:

David L. Fischel

Chief Executive Officer and Chairman of the Board since February 2017

Director since September 2016

Mr. Fischel, 32, was named Chief Executive Officer and Chairman of the Board on February 3, 2017. He has served as a director of Stereotaxis since leading the equity investment and positive strategic initiatives announced in September 2016. He has served for over nine years as Principal and portfolio manager for medical device investments at DAFNA Capital Management, LLC. In addition to his research responsibilities, Mr. Fischel has been deeply involved in all aspects of DAFNA Capital’s operations including legal, accounting, IT, compliance, human resources and marketing. Prior to joining DAFNA Capital, he was a research analyst at SCP Vitalife, a healthcare venture capital fund. Mr. Fischel completed his B.S. magna cum laude in Applied Mathematics with a minor in Accounting at the University of California at Los Angeles and received his MBA from Bar-Ilan University in Tel Aviv. He is a Certified Public Accountant, Chartered Financial Analyst and Chartered Alternative Investment Analyst.

Kevin Barry

Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary

Officer since 2018

Mr. Barry, 55, was appointed as the Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary in November 2018. He has 20 years of experience representing life sciences companies. Prior to joining Stereotaxis, he served as Vice President of Legal Affairs & Chief Compliance Officer for BioFire Diagnostics, a bioMerieux company, and previously held senior legal roles with Sonova Holding, AG, CareFusion, and Cardinal Health. Mr. Barry received his J.D. from Duke University and holds a B.S. from St. Louis University.

Martin C. Stammer

Chief Financial Officer

Officer since February 2013

Mr. Stammer, 38, was appointed as the Chief Financial Officer in February 2013. He previously served as Vice President, Controller since August 2012 and as Corporate Controller from July 2011 to August 2012. He joined the Company as Senior Manager, Financial Reporting in October 2009. Prior to joining the Company, from 2003 to 2009, Mr. Stammer was employed in various roles and capacities at Deloitte & Touche LLP, including most recently as Audit Manager. Mr. Stammer received his M.S. and B.S. in Accountancy from the University of Illinois and is a Certified Public Accountant.

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

See Exhibit Index appearing on page 60 herein.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

		Additions
	Balance at	Charged to
	Beginning of	Cost and		Balance at the
	Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2018	$361,350	64,294	(26,797)	$398,847
Year ended December 31, 2017	$379,817	$(18,467)	$—	$361,350

Allowance for inventories valuation:
Year ended December 31, 2018	$3,901,772	320,446	238,593	$4,460,811
Year ended December 31, 2017	$272,614	$3,948,726	$(319,568)	$3,901,772

EXHIBIT INDEX

Number	Description

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Form of PIPE Warrant issued pursuant to that certain Stock and Warrant Purchase Agreement dated May 7, 2012, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.3a	Form of Warrant Issued Pursuant to that Certain Fourth Amendment to Note and Warrant Purchase Agreement dated March 30, 2012, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2012.

4.3b	Form of Warrant issued pursuant to that certain Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Company and certain investors named therein (included in Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.).

4.3c	Form of Warrant issued pursuant to that certain Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Company and certain investors named therein (included in Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012).

4.3d	Amendment to Warrants of Stereotaxis, Inc., dated May 10, 2012, by and between the Company and the Warrant Holders, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

4.3e	Form of Warrant issued pursuant to that certain Seventh Amendment to Note and Warrant Purchase Agreement dated March 29, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.5i of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2013.

4.3f	Form of Warrant issued pursuant to that certain Eighth Amendment to Note and Warrant Purchase Agreement dated June 28, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed for the fiscal quarter ended June 30, 2013.

4.3g	Form of Warrant issued to certain investors in connection with extensions of loan guarantees by such investors, incorporated by reference to Exhibit 4.5k of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2013.

4.4	Form of Warrant issued pursuant to that certain Exchange Agreement, dated August 7, 2013, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

4.5	Form of Warrant issued pursuant to that certain Securities Purchase Agreement, dated September 26, 2016, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-36159) filed on September 28, 2016.

4.6	Form of Amended and Restated Warrant of Stereotaxis, Inc. issued pursuant to that certain Consent and Amendment, dated as of February 28, 2018, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 6, 2018.

10.1a#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 22, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2017.

10.1b#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 9, 2016, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2016.

10.1c#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1d#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013, incorporated by reference to Exhibit 10.1d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1e#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.1f#	Form of Incentive Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1f of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1g#	Form of Non-Qualified Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1g of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1h#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.2#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.3a#	Amended and Restated Stereotaxis, Inc. Employee Stock Purchase Plan, as adopted March 27, 2014, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.3b#	Amendment to Stereotaxis, Inc. 2009 Employee Stock Purchase Plan, as adopted February 27, 2015, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2015.

10.4a#	Executive Employment Agreement dated May 30, 2014, between Stereotaxis, Inc. and William C. Mills III, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on June 2, 2014.

10.4b#	Severance Agreement and Release dated February 3, 2017, between the Company and William C. Mills III, incorporated by reference to exhibit 10.1 of the Registrant’s Current report on Form 8-K (File No. 001-36159) filed on February 6, 2017.

10.5#	Form of Amended and Restated Executive Employment Agreement, 2013, between certain executive officers and the Company, incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.6#	Summary of Management Bonus Plan adopted as of February 24, 2015, incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q (File No, 001-36159) for the fiscal quarter ended March 31, 2015.

10.7#	Description of compensation of named executive officers, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.8#	Summary of Non-Employee Director Compensation Program effective January 1, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.9a†	Collaboration Agreement dated June 8, 2001, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.9b†	Extended Collaboration Agreement dated May 27, 2003, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.9c†	Amendment to Collaboration Agreement dated May 5, 2006, between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.10a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.10b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.10c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.10d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.10e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.10f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.10g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

10.10h†	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010, incorporated by reference to Exhibit 10.13h of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010.

10.10i	Seventh Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc., effective December 5, 2011, incorporated by reference to Exhibit 10.13i of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.10j	Eighth Amendment to the Development Alliance and Supply Agreement effective June 19, 2018, among the Company and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-36159) filed on June 25, 2018.

10.11	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.12†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.13a†	Office Lease dated November 15, 2004, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.13b	Amendment to Office Lease dated November 30, 2007, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.13c	Second Amendment to Office Lease dated May 1, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17c of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.13d	Third Amendment to Office Lease dated August 14, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17d of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.13e	Fourth Amendment to Office Lease, effective October 1, 2015, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.13e of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2015.

10.13f	Fifth Amendment to Office Lease, effective January 10, 2019, between Registrant and VTR LS 4320 FOREST PARK, LLC successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on January 10, 2019.

10.14a	Securities Purchase Agreement, dated May 7, 2012, between the Company and each purchaser identified on the signature page thereto, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.14b	Form of Convertible Debt Registration Rights Agreement incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.14c	Form of Amendment and Exchange Agreement between Company and each of the holders of its convertible debentures participating in the exchange, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

10.15a	Second Amended and Restated Loan and Security Agreement, effective November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.15b	First Loan Modification Agreement (Domestic), between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.15c	Second Amendment to the Amended and Restated Loan and Security Agreement (Domestic) dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.15d	Third Amendment to Amended and Restated Loan and Security Agreement (Domestic), dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.75 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.15e	Fourth Loan Modification Agreement (Domestic), dated December 28, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.15f	Fifth Loan Modification Agreement (Domestic) dated March 29, 2013 between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

offi10.15g	Sixth Loan Modification and Waiver Agreement (Domestic), dated June 28, 2013, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.15h	Seventh Loan Modification and Waiver Agreement (Domestic), dated July 31, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

10.15i	Eighth Loan Modification Agreement (Domestic), dated August 30, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

10.15j	Ninth Loan Modification Agreement (Domestic), dated March 28, 2014, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 31, 2014.

10.15k	Tenth Loan Modification Agreement (Domestic), dated March 27, 2015, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 30, 2015.

10.15l	Eleventh Loan Modification Agreement (Domestic), dated May 10, 2016, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 11, 2016.

10.15m	Third Amended and Restated Loan and Security Agreement, effective November 7, 2017, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended September 30, 2017.

10.15n	First Amendment to Third Amended and Restated Loan and Security Agreement, dated April 26, 2018, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on April 30, 2018.

10.16a	Fourth Amendment to the Note and Warrant Purchase Agreement between the Registrant and the investors named therein, dated March 30, 2012, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.16b	Fifth Amendment to Note and Warrant Purchase Agreement, dated May 1, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.16c	Sixth Amendment to Note and Warrant Purchase Agreement, dated May 7, 2012, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.77 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.16d	Seventh Amendment to Note and Warrant Purchase Agreement, dated March 29, 2013, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.16e	Eighth Amendment to Note and Warrant Purchase Agreement, dated June 28, 2013, between the Registrant and the investors named therein, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.17	Stock and Warrant Purchase Agreement, effective May 7, 2012, between the Company, and certain purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

10.18a	Consulting Agreement effective June 4, 2014, between Stereotaxis, Inc. and Eric N. Prystowsky, M.D., incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.18b	Second Amendment, dated June 2, 2016, to Consulting Agreement, dated June 4, 2014, between Stereotaxis, Inc. and Eric N. Prystowsky, M.D., incorporated by reference to Exhibit 10.19(B) of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2016.

10.19	Securities Purchase Agreement, dated September 26, 2016, between the Company and certain investors named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

10.20	Registration Rights Agreement, dated September 26, 2016, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

10.21	Letter Agreement, dated February 3, 2017, between the Company and David Fischel, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on February 6, 2017.

10.22	Consent and Amendment, dated as of February 28, 2018, by and between Stereotaxis, Inc. and the holders identified on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on March 6, 2018.

10.23	Form of Lock-up Agreement between Stereotaxis, Inc. and the holders exercising the Amended and Restated Warrant, dated as of March 5, 2018, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on March 6, 2018.

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 15, 2019	By:	/s/ David L. Fischel
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

Signature	Title	Date

/s/ David L. Fischel	Chairman of the Board of Directors and Chief Executive Officer	March 15, 2019
David L. Fischel	(principal executive officer)

/s/ Martin C. Stammer	Chief Financial Officer	March 15, 2019
Martin C. Stammer	(principal financial officer and principal accounting officer)

/s/ David W. Benfer	Director	March 15, 2019
David W. Benfer

/s/ Nathan Fischel	Director	March 15, 2019
Nathan Fischel

/s/ Joe Kiani	Director	March 15, 2019
Joe Kiani

/s/ Arun Menawat	Director	March 15, 2019
Arun Menawat

/s/ Robert J. Messey	Director	March 15, 2019
Robert J. Messey

/s/ Ross B. Levin	Director	March 15, 2019
Ross B. Levin

