Form 10-Q
period 2019-03-31
Stereotaxis, Inc.
filed 2019-05-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of outstanding shares of the registrant’s common stock on April 30, 2019 was 59,321,209.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,040,816	$10,796,072
Accounts receivable, net of allowance of $458,701 and $398,847 in 2019 and 2018, respectively	5,239,470	5,021,111
Inventories, net	1,309,134	1,191,666
Prepaid expenses and other current assets	774,014	963,700
Total current assets	16,363,434	17,972,549
Property and equipment, net	328,614	343,693
Operating lease right-of-use assets	5,580,457	-
Other assets	170,088	198,365
Total assets	$22,442,593	$18,514,607

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,383,230	$1,726,360
Accrued liabilities	2,273,687	2,642,481
Deferred revenue	5,645,815	5,825,536
Current portion of operating lease liabilities	2,159,944	-
Total current liabilities	12,462,676	10,194,377
Long-term deferred revenue	404,607	407,151
Operating lease liabilities	3,433,430	-
Other liabilities	813,641	641,461
Total liabilities	17,114,354	11,242,989

Convertible preferred stock:
Convertible preferred stock, par value $0.001; 10,000,000 shares authorized, 23,880 and 23,900 shares outstanding at 2019 and 2018	5,955,354	5,960,475

Stockholders’ equity (deficit):
Common stock, par value $0.001; 300,000,000 shares authorized, 59,308,237 and 59,058,297 shares issued at 2019 and 2018, respectively	59,308	59,058
Additional paid in capital	478,363,886	478,179,574
Treasury stock, 4,015 shares at 2019 and 2018	(205,999)	(205,999)
Accumulated deficit	(478,844,310)	(476,721,490)
Total stockholders’ equity (deficit)	(627,115)	1,311,143
Total liabilities and stockholders’ equity (deficit)	$22,442,593	$18,514,607

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Systems	$58,051	$17,275
Disposables, service and accessories	6,710,759	6,954,357
Sublease	241,065	-
Total revenue	7,009,875	6,971,632

Cost of revenue:
Systems	51,163	203,602
Disposables, service and accessories	1,114,360	1,061,745
Sublease	246,530	-
Total cost of revenue	1,412,053	1,265,347

Gross margin	5,597,822	5,706,285

Operating expenses:
Research and development	2,959,219	1,962,626
Sales and marketing	3,309,829	3,634,997
General and administrative	1,468,160	1,239,179
Total operating expenses	7,737,208	6,836,802
Operating loss	(2,139,386)	(1,130,517)

Other income	-	2,590,361
Interest income (expense)	16,566	(24,615)
Net income (loss)	$(2,122,820)	$1,435,229

Cumulative dividend on convertible preferred stock	(353,510)	(353,589)
Net income attributable to convertible preferred stock	-	(610,280)
Earnings (loss) attributable to common stockholders	$(2,476,330)	$471,360

Net income (loss) per share attributable to common stockholders:
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.01

Weighted average number of common shares and equivalents:
Basic	59,196,652	30,957,648
Diluted	59,196,652	33,122,598

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2018							Total
	Convertible				Additional			Stockholders’
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2017	23,900	$5,960,475	22,805,731	$22,806	$450,748,403	$(205,999)	$(477,132,808)	$(26,567,598)
Issuance of common stock and warrants			35,791,927	35,792	26,893,991			26,929,783
Share-based compensation			285,662	286	216,388			216,674
Components of net income							1,435,228	1,435,228
Employee stock purchase plan			17,806	17	13,514			13,531
Cumulative catchup for adoption of ASC 606 (1)							294,562	294,562
Balance at March 31, 2018	23,900	$5,960,475	58,901,126	$58,901	$477,872,296	$(205,999)	$(475,403,018)	$2,322,180

	Three Months Ended March 31, 2019							Total
	Convertible				Additional			Stockholders’
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2018	23,900	$5,960,475	59,058,297	$59,058	$478,179,574	$(205,999)	$(476,721,490)	$1,311,143
Issuance of common stock and warrants			33,087	33	16,390			16,423
Share-based compensation			166,962	167	147,787			147,954
Components of net loss							(2,122,820)	(2,122,820)
Employee stock purchase plan			14,625	15	15,049			15,064
Preferred stock conversion	(20)	(5,121)	35,266	35	5,086			5,121
Balance at March 31, 2019	23,880	$5,955,354	59,308,237	$59,308	$478,363,886	$(205,999)	$(478,844,310)	$(627,115)

(1) Represents the adjustments related to the adoption of new accounting standards. See Note 2 for details.

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(2,122,820)	$1,435,229
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	24,912	140,465
Amortization of intangibles	-	16,497
Amortization of deferred finance costs	-	24,657
Amortization of right-of-use asset	567,857	-
Share-based compensation	147,923	216,586
Adjustment of warrants	-	(2,590,361)
Changes in operating assets and liabilities:
Accounts receivable	(218,359)	(2,350,333)
Inventories	(117,468)	(299,603)
Prepaid expenses and other current assets	189,686	97,206
Other assets	41,194	(57,059)
Accounts payable	656,870	165,322
Accrued liabilities	(368,794)	(247,570)
Deferred revenue	(182,265)	1,382,082
Operating lease liability	(567,857)	-
Other liabilities	172,180	45,497
Net cash used in operating activities	(1,776,941)	(2,021,385)
Cash flows from investing activities
Purchase of fixed assets	(9,833)	(9,990)
Net cash used in investing activities	(9,833)	(9,990)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	31,518	13,622
Proceeds from warrant exercise	-	9,945,164
Net cash provided by financing activities	31,518	9,958,786
Net increase (decrease) in cash and cash equivalents	(1,755,256)	7,927,411
Cash and cash equivalents at beginning of period	10,796,072	3,686,302
Cash and cash equivalents at end of period	$9,040,816	$11,613,713

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Genesis™, Epoch®, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, V-CAS Deflect™, QuikCAS™, and Cardiodrive® are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

1. Description of Business

Stereotaxis designs, manufactures and markets an advanced remote robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias and coronary artery disease by enabling enhanced safety, efficiency, and efficacy for catheter-based, or interventional, procedures. Our products include the Genesis Robotic Magnetic Navigation System (“Genesis system”), the Niobe ES Robotic Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), the Vdrive Robotic Navigation System (“Vdrive system”), Stereotaxis Imaging Model S x-ray system, and related devices.

The Genesis and Niobe systems are designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. As of March 31, 2019, the Company had an installed base of 126 Niobe ES systems.

In addition to the robotic magnetic navigation systems and their components, Stereotaxis also has developed the Odyssey Solution, which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training.

Our Vdrive system provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. The Vdrive system complements the robotic magnetic navigation systems’ control of therapeutic catheters for fully remote procedures and enables single-operator workflow and is sold as two options, the Vdrive system and the Vdrive Duo system. In addition to the Vdrive system and the Vdrive Duo system, we also manufacture and market various disposable components which can be manipulated by these systems.

We promote our full suite of products in a typical hospital implementation, subject to regulatory approvals or clearances. This implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond warranty period, and ongoing software updates. In hospitals where our full suite of products has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

The Niobe System, Odyssey Workstation, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. The Genesis system and the V-CAS Deflect catheter advancement system have been CE Marked for sale in the Europe. Stereotaxis Imaging Model S is CE marked and FDA cleared.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (SEC) on March 15, 2019.

Going Concern, Liquidity and Management’s Plan

The Company believes the cash on hand at March 31, 2019 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2019 expenses will exceed its 2019 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of robotic magnetic navigation systems as well as by new placements of capital systems. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

Revenue and Costs of Revenue

The Company adopted Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers, on January 1, 2018.

We generate revenue from initial capital sales of systems as well as recurring revenue from the sale of our proprietary disposable devices, from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters, and from other recurring revenue including ongoing software updates and service contracts.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were not material for the periods presented. Revenue from system delivery and installation represented less than 1% of revenue for the three months ended March 31, 2019 and 2018.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 36% and 37% of revenue for the three months ended March 31, 2019 and 2018, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 11% and 10% of revenue for the three months ended March 31, 2019 and 2018.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 50% and 53% of revenue for the three months ended March 31, 2019 and 2018, respectively.

Sublease Revenue:

The adoption of new lease accounting guidance as of January 1, 2019 requires the Company to record sublease income as revenue beginning with three months ended March 31, 2019. Sublease revenue represented 3% and 0% of revenue for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019	2018
Systems	$58,051	$17,275
Disposables, service and accessories	6,710,759	6,954,357
Sublease	241,065	—
Total revenue	$7,009,875	$6,971,632

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $2.7 million as of March 31, 2019. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	March 31, 2019	December 31, 2018
Contract Assets - Unbilled Receivables	$268,711	$251,867

Customer deposits	428,595	487,086
Product shipped, revenue deferred	645,199	645,199
Deferred service and license fees	4,976,628	5,100,402
Total deferred revenue	6,050,422	6,232,687
Less: Long-term deferred revenue	(404,607)	(407,151)
Total current deferred revenue	$5,645,815	$5,825,536

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

Revenue recognized for the three months ended March 31, 2019 and 2018, that was included in the deferred revenue balance at the beginning of each reporting period was $2.9 million and $2.7 million respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.3 million as of March 31, 2019. The Company did not incur any impairment losses during any of the periods presented.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended March 31,
	2019	2018
Net income (loss)	$(2,122,820)	$1,435,229
Cumulative dividend on convertible preferred stock	(353,510)	(353,589)
Net loss attributable to convertible preferred stock	—	(610,280)
Net income (loss) attributable to common stockholders	$(2,476,330)	$471,360

Share used for basic EPS-weighted average shares	59,196,652	30,957,648
Restricted Stock Units	—	292,891
Warrants	—	1,872,059
Weighted average number of common shares and equivalents:	59,196,652	33,122,598
Basic EPS	$(0.04)	$0.02
Diluted EPS	$(0.04)	$0.01

The Company did not include any portion of unearned restricted stock units, outstanding options, stock appreciation rights, or warrants in the calculation of diluted loss per common share for the three months ended March 31, 2019 because all such securities are anti-dilutive. The following potential common shares were excluded from diluted EPS for the three months ended March 31, 2018 as they were antidilutive: 1,236,445 stock options and stock appreciation rights, 280,560 restricted stock units, and 1,077,255 warrants. The Company had no unearned restricted shares during either period.

As of March 31, 2019, the Company had 2,131,513 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $2.32 per share, 1,107,689 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.70 per share, 42,252,248 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock and accumulated dividends, and 688,687 shares of unvested restricted share units.

Recently Issued Accounting Pronouncements

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and all subsequent ASUs that modified Topic 842, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. Accounting Standards Codification (“ASC 842”) supersedes the previous lease standard, ASC 840 Leases. The Company adopted ASU 2016-02 using the alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated. There was no cumulative-effect adjustment recorded on January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the new standard provides practical expedients for an entity’s ongoing accounting. The Company elected the practical expedients for ongoing accounting of (1) the election for certain classes of underlying asset to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify. For the Company, as a lessee, the primary impact of adopting ASC 842 was the balance sheet recognition of the right-of-use asset and lease liability for the operating leases. Under the new standard, as a lessor, the Company will record the sublease proceeds as Sublease Revenue and the related cost as Sublease Cost of Goods Sold. See Note 6 for additional details.

3. Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018

Raw materials	$2,657,958	$2,686,870
Work in process	133,218	2,594
Finished goods	2,944,522	2,963,013
Reserve for obsolescence	(4,426,564)	(4,460,811)
Total inventory	$1,309,134	$1,191,666

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	March 31, 2019	December 31, 2018

Prepaid expenses	$434,560	$401,972
Prepaid commissions	271,664	304,585
Deposits	237,878	455,508
Total prepaid expenses and other assets	944,102	1,162,065
Less: Noncurrent prepaid expenses and other assets	(170,088)	(198,365)
Total current prepaid expenses and other assets	$774,014	$963,700

5. Property and Equipment

Property and equipment consist of the following:

	March 31, 2019	December 31, 2018

Equipment	$6,841,498	$6,831,665
Leasehold improvements	2,592,339	2,592,339
	9,433,837	9,424,004
Less: Accumulated depreciation	(9,105,223)	(9,080,311)
Net property and equipment	$328,614	$343,693

6. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. The Company determines if an arrangement contains a lease at inception. For the Company, Accounting Standards Codification (“ASC 842”) primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

The Company leases its facilities under operating leases, which were previously not recognized on the Company’s balance sheets. With the adoption of ASC 842, operating lease agreements are required to be recognized on the balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions. Many of our leases include both lease (i.e., fixed payments including rent, taxes, and insurance costs) and non-lease components (i.e., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. A portion of our principal executive office is subleased to a third party through 2021. The sublease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. In addition, the sublease does not contain contingent rent provisions nor are there options to extend or terminate the sublease.

The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the balance sheet.

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. At March 31, 2019, the weighted average discount rate for operating leases was 9.0% and the weighted average remaining lease term for operating lease term is 2.75 years.

The following table represents lease costs and other lease information.

Three Months Ended
March 31, 2019

Operating lease cost	$585,586
Short-term lease cost	19,809
Sublease income	(241,065)
Total lease cost	$364,330

Cash paid within operating cash flows	$615,266

The initial recognition of the right of use assets was $6.2 million. Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2019, excluding sublease income, were as follows:

March 31, 2019

2019	$1,717,837
2020	2,339,810
2021	2,382,661
2022 and thereafter	-
Total lease payments	$6,440,308
Less: Interest	(846,934)
Present value of lease liabilities	$5,593,374

The undiscounted future cash flows to be received under the sublease are $0.7 million in 2019, $1.0 million in 2020 and $1.0 million in 2021.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018

Accrued salaries, bonus, and benefits	$1,182,958	$1,491,844
Accrued licenses and maintenance fees	483,879	576,598
Accrued warranties	136,946	149,464
Accrued taxes	188,074	251,988
Accrued professional services	765,948	430,088
Other	329,523	383,960
Total accrued liabilities	3,087,328	3,283,942
Less: Long term accrued liabilities	(813,641)	(641,461)
Total current accrued liabilities	$2,273,687	$2,642,481

8. Long-Term Debt and Credit Facilities

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The working capital line of credit matured on April 25, 2019. The revolving line of credit was secured by substantially all of the Company’s assets. The maximum available under the line was $5.0 million subject to the value of collateralized assets and the interest rate was equal to the prime rate subject to a floor of 4.5%. The Company was required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender.

As of March 31, 2019, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit were made based on the borrowing capacity one week in arrears. As of March 31, 2019, the Company had a borrowing capacity of $3.3 million based on the Company’s collateralized assets. The Company’s total liquidity as of March 31, 2019, was $12.3 million which included cash and cash equivalents of $9.0 million.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of March 31, 2019.

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

The warrants issued in conjunction with the convertible preferred stock (the “SPA Warrants”) have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. The warrants were originally puttable upon the occurrence of certain events outside of the Company’s control, and were classified as liabilities under Accounting Standards Codification (“ASC”) Topic 480-10. The calculated fair value of the warrants was periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations.

The warrants were modified on February 28, 2018 to allow for a reduction in the exercise price from $0.70 per share to $0.28 per share for a period between March 1, 2018 and March 5, 2018. Any holder who exercised warrants at the reduced strike price was required to enter into a lock-up agreement with the Company agreeing not to sell the warrants or the common shares received upon exercise of the warrants for a period of 18 months following March 12, 2018. Additionally, the beneficial ownership limitation related to the warrants was modified and the right of holders to require the Company to redeem their SPA Warrants in exchange for cash in certain circumstances was eliminated. Following these modifications, the warrants were no longer subject to liability accounting and were reclassified to equity. During the restricted exercise period, Stereotaxis received exercise notices for 35,791,927 warrants and received an aggregate of $10.0 million in cash from the warrant exercise. As a result of these transactions, total stockholders’ equity increased by $27 million and common shares outstanding increased by 35,791,927 shares. The Consent and Amendment and the Amended and Restated Form of Warrants are available in a Form 8-K filed with the Securities and Exchange Commission on March 6, 2018.

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

On June 5, 2013, June 10, 2014, May 24, 2016, and May 23, 2017, the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under each of the amendments on June 5, 2013 and June 10, 2014, the number of shares authorized for issuance under the Plan was increased by one million shares. The amendment on May 24, 2016 increased the number of shares authorized for issuance under the Plan by 1.5 million shares, and the amendment on May 23, 2017 increased the number of shares authorized for issuance under the Plan by 4.0 million shares. At March 31, 2019, the Company had 3,246,524 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2019, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $2.2 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three month period ended March 31, 2019 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share

Outstanding, December 31, 2018	1,165,086	$0.74 - $43.90	$2.54
Granted	982,000	$2.03	$2.03
Exercised	(9,625)	$0.74 - $0.83	$0.74
Forfeited	(5,948)	$0.74 - $4.04	$1.59
Outstanding, March 31, 2019	2,131,513	$0.74 - $43.90	$2.32

A summary of the restricted stock unit activity for the three month period ended March 31, 2019 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit

Outstanding, December 31, 2018	647,649	$0.83
Granted	210,000	$1.19
Vested	(166,962)	$1.12
Forfeited	(2,000)	$0.72
Outstanding, March 31, 2019	688,687	$0.87

10. Product Warranty Provisions

The Company’s standard policy is to warrant all capital systems against defects in material or workmanship for one year following installation. The Company’s estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. A regular review of warranty obligations is performed to determine the adequacy of the reserve and adjustments are made to the estimated warranty liability as appropriate.

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	March 31, 2019	December 31, 2018
Warranty accrual, beginning of the fiscal period	$149,464	$164,365
Accrual adjustment for product warranty	17,135	34,253
Payments made	(29,653)	(49,154)
Warranty accrual, end of the fiscal period	$136,946	$149,464

11. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

12. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Stereotaxis designs, manufactures and markets an advanced cardiology instrument control system for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. Our capital products include the Genesis system, the Niobe system, Odyssey Solution, the Vdrive system, and the Stereotaxis Imaging Model S x-ray system. We believe that the robotic magnetic navigation systems represent a revolutionary technology in the interventional surgical suite, or “interventional lab,” and have the potential to become the standard of care for a broad range of complex cardiology procedures. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically important improvements, and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times and sub-optimal therapeutic outcomes.

The Genesis system is the latest generation of the robotic magnetic navigation system. This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The Genesis system is CE marked and will become available in other global geographies subject to regulatory approval. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, Japan, and various other countries. As of March 31, 2019, the Company had an installed base of 126 Niobe ES systems.

Stereotaxis also has developed the Odyssey Solution which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training. The Odyssey Solution may be acquired in conjunction with a robotic magnetic navigation system or on a stand-alone basis for installation in interventional labs and other locations where clinicians often desire the benefits of the Odyssey Solution that we believe can improve clinical workflows and related efficiencies.

Our Vdrive system provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. The Vdrive system complements the robotic magnetic navigation system’s control of therapeutic catheters for fully remote procedures and enables single-operator workflow and is sold as two options, the Vdrive system and the Vdrive Duo system. In addition to the Vdrive system and the Vdrive Duo system, we also manufacture and market various disposable components (V-Loop, V-Sono, V-CAS, and V-CAS Deflect) which can be manipulated by these systems.

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

Going Concern, Liquidity and Management’s Plan

The Company believes the cash on hand at March 31, 2019 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2019 expenses will exceed its 2019 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue Recognition

The Company adopted Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers, on January 1, 2018. We generate revenue from the initial capital sales of systems as well as recurring revenue from the sale of our proprietary disposable devices from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters, and from other recurring revenue including ongoing software updates and service contracts.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.3 million as of March 31, 2019. The Company did not incur any impairment losses during any of the periods presented.

Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company determines if a contract contains a lease at inception. For contracts where the Company is the lessee, operating leases are included in operating lease right-of-use (ROU) assets and operating lease liability on the Company’s balance sheet. The Company currently does not have any finance leases.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s operating leases. Additionally, the Company applies the short-term lease measurement and recognition exemption in which right of use assets and lease liabilities are not recognized for leases less than twelve months.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue. Revenue remained consistent at $7.0 million for the three months ended March 31, 2018 and March 31, 2019. Revenue from the sale of systems remained relatively consistent at less than $0.1 million. Revenue from sales of disposable interventional devices, service, and accessories decreased to $6.7 million for the three months ended March 31, 2019 from $7.0 million for the three months ended March 31, 2018, a decrease of approximately 4% due to decreased service revenue. The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record $0.2 million of sublease income as revenue for the three months ended March 31, 2019.

Cost of Revenue. Cost of revenue increased from $1.3 million for the three months ended March 31, 2018 to $1.4 million for the three months ended March 31, 2019, an increase of approximately 12%. As a percentage of our total revenue, overall gross margin decreased to 80% for the three months ended March 31, 2019 from 82% for the three months ended March 31, 2018. Excluding the impact of the new lease guidance, cost of revenue for the three months ended March 31, 2019 was 83%. Cost of revenue for systems sold decreased from $0.2 million for the three months ended March 31, 2018 to $0.1 million for the three months ended March 31, 2019. Gross margin for systems increased to less than $0.1 million for the three months ended March 31, 2019 from negative $0.2 million for the three months ended March 31, 2018 primarily due to lower costs. Cost of revenue for disposables, service, and accessories remained relatively consistent at $1.1 million for the three months ended March 31, 2019 and March 31, 2018. Gross margin for disposables, service, and accessories was 83% for the current quarter compared to 85% for the three months ended March 31, 2018. The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record $0.2 million of cost of sublease for the three months ended March 31, 2019.

Research and Development Expenses. Research and development expenses increased from $2.0 million for the three months ended March 31, 2018 to $3.0 million for the three months ended March 31, 2019, an increase of approximately 51%. This increase was primarily due to spending for new projects.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.6 million for the three months ended March 31, 2018 to $3.3 million for the three months ended March 31, 2019, a decrease of approximately 9%. This decrease was primarily due to lower headcount and outsourced costs resulting from continued improvements in the distribution of clinical sales resources.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased from $1.2 million for the three months ended March 31, 2018 to $1.5 million for the three months ended March 31, 2019, an increase of approximately 18%. This increase was primarily due to increased consulting costs.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Income (Expense). Interest income for the three months ended March 31, 2019 was less than $0.1 million compared to interest expense of less than $0.1 million for the three months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At March 31, 2019 we had $9.0 million of cash and equivalents. We had working capital of $3.9 million as of March 31, 2019 compared to approximately $7.8 million as of December 31, 2018. The decrease in working capital was primarily driven by net loss incurred during the first quarter of 2019 as well as the adoption of the new lease accounting guidance.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash flow used in operating activities	$(1,777)	$(2,021)
Cash flow used in investing activities	(10)	(10)
Cash flow (used in)/provided by financing activities	32	9,959

Net cash used in operating activities. We used approximately $1.8 million and $2.0 million of cash for operating activities during the three months ended March 31, 2019 and 2018, respectively. The decrease in cash used in operating activities was driven by improved working capital partially offset by larger operating losses.

Net cash used in investing activities. We used approximately $10,000 of cash in each of the three month periods ended March 31, 2019 and March 31, 2018 for purchases of equipment.

Net cash provided by financing activities. We generated less than $0.1 million of cash for the three month period ended March 31, 2019, compared to approximately $10.0 million generated for the three month period ended March 31, 2018. The cash generated for the three month period ended March 31, 2019 was driven by the proceeds from issuance of stock, net of issuance costs. The cash generated for the three months ended March 31, 2018 was primarily driven by the warrant exercise in March 2018.

The Company believes the cash on hand at March 31, 2019 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2019 expenses will exceed its 2019 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of robotic magnetic navigation systems as well as by new placements of capital systems. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

Capital Resources

As of March 31, 2019, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank.

Revolving Line of Credit

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The working capital line of credit matured on April 25, 2019. The revolving line of credit was secured by substantially all of the Company’s assets. The maximum available under the line was $5.0 million subject to the value of collateralized assets and the interest rate was equal to the prime rate subject to a floor of 4.5%. The Company was required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender.

As of March 31, 2019, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit were made based on the borrowing capacity one week in arrears. As of March 31, 2019, the Company had a borrowing capacity of $3.3 million based on the Company’s collateralized assets. The Company’s total liquidity as of March 31, 2019, was $12.3 million which included cash and cash equivalents of $9.0 million.

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of March 31, 2019.

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

The warrants issued in conjunction with the convertible preferred stock (the “SPA Warrants”) have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. The warrants were originally puttable upon the occurrence of certain events outside of the Company’s control, and were classified as liabilities under Accounting Standards Codification (“ASC”) Topic 480-10. The calculated fair value of the warrants was periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations.

The warrants were modified on February 28, 2018 to allow for a reduction in the exercise price from $0.70 per share to $0.28 per share for a period between March 1, 2018 and March 5, 2018. Any holder who exercised warrants at the reduced strike price was required to enter into a lock-up agreement with the Company agreeing not to sell the warrants or the common shares received upon exercise of the warrants for a period of 18 months following March 12, 2018. Additionally, the beneficial ownership limitation related to the warrants was modified and the right of holders to require the Company to redeem their SPA Warrants in exchange for cash in certain circumstances was eliminated. Following these modifications, the warrants were no longer subject to liability accounting and were reclassified to equity. During the restricted exercise period, Stereotaxis received exercise notices for 35,791,927 warrants and received an aggregate of $10.0 million in cash from the warrant exercise. As a result of these transactions, total stockholders’ equity increased by $27 million and common shares outstanding increased by 35,791,927 shares. The Consent and Amendment and the Amended and Restated Form of Warrants are available in a Form 8-K filed with the Securities and Exchange Commission on March 6, 2018.

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

ITEM 1A. RISK FACTORS

Additional Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

STEREOTAXIS, INC.
(Registrant)

Date: May 9, 2019	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

Date: May 9, 2019	By:	/s/ Martin C. Stammer
Martin C. Stammer
Chief Financial Officer

