Form 10-Q
period 2019-06-30
Stereotaxis, Inc.
filed 2019-08-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act). [  ] Yes [X] No

The number of outstanding shares of the registrant’s common stock on July 31, 2019 was 59,421,791.

STEREOTAXIS, INC.

ITEM 1.	FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,471,914	$10,796,072
Accounts receivable, net of allowance of $502,251 and $398,847 in 2019 and 2018, respectively	4,997,148	5,021,111
Inventories, net	1,560,116	1,191,666
Prepaid expenses and other current assets	514,408	963,700
Total current assets	15,543,586	17,972,549
Property and equipment, net	297,494	343,693
Operating lease right-of-use assets	5,245,842	-
Other assets	168,153	198,365
Total assets	$21,255,075	$18,514,607

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,642,049	$1,726,360
Accrued liabilities	2,376,058	2,642,481
Deferred revenue	6,537,988	5,825,536
Current portion of operating lease liabilities	2,223,023	-
Total current liabilities	12,779,118	10,194,377
Long-term deferred revenue	508,772	407,151
Operating lease liabilities	3,048,650	-
Other liabilities	260,947	641,461
Total liabilities	16,597,487	11,242,989

Convertible preferred stock:
Convertible preferred stock, par value $0.001; 10,000,000 shares authorized, 23,855 and 23,900 shares outstanding at 2019 and 2018	5,948,953	5,960,475

Stockholders’ equity (deficit):
Common stock, par value $0.001; 300,000,000 shares authorized, 59,383,038 and 59,058,297 shares issued at 2019 and 2018, respectively	59,383	59,058
Additional paid in capital	479,127,279	478,179,574
Treasury stock, 4,015 shares at 2019 and 2018	(205,999)	(205,999)
Accumulated deficit	(480,272,028)	(476,721,490)
Total stockholders’ equity (deficit)	(1,291,365)	1,311,143
Total liabilities and stockholders’ equity (deficit)	$21,255,075	$18,514,607

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Systems	$-	$310,751	$58,051	$328,026
Disposables, service and accessories	6,546,115	7,240,650	13,256,873	14,195,008
Sublease	251,996	-	493,061	-
Total revenue	6,798,111	7,551,401	13,807,985	14,523,034

Cost of revenue:
Systems	6,201	457,509	57,365	661,111
Disposables, service and accessories	894,760	931,541	2,009,119	1,993,286
Sublease	246,531	-	493,061	-
Total cost of revenue	1,147,492	1,389,050	2,559,545	2,654,397

Gross margin	5,650,619	6,162,351	11,248,440	11,868,637

Operating expenses:
Research and development	2,695,162	2,032,394	5,654,381	3,995,020
Sales and marketing	3,236,516	3,457,416	6,546,342	7,092,413
General and administrative	1,178,469	1,298,604	2,646,629	2,537,783
Total operating expenses	7,110,147	6,788,414	14,847,352	13,625,216
Operating loss	(1,459,528)	(626,063)	(3,598,912)	(1,756,579)

Other income	-	-	-	2,590,361
Interest income (expense)	31,810	(6,142)	48,374	(30,757)
Net income (loss)	$(1,427,718)	$(632,205)	$(3,550,538)	$803,025

Cumulative dividend on convertible preferred stock	(357,194)	(357,518)	(710,704)	(711,107)
Net income attributable to convertible preferred stock	-	-	-	(42,936)
Earnings (loss) attributable to common stockholders	$(1,784,912)	$(989,723)	$(4,261,242)	$48,982

Net income (loss) per share attributable to common stockholders:
Basic	$(0.03)	$(0.02)	$(0.07)	$0.00
Diluted	$(0.03)	$(0.02)	$(0.07)	$0.00

Weighted average number of common shares and equivalents:
Basic	60,052,673	58,926,545	59,936,606	45,019,358
Diluted	60,052,673	58,926,545	59,936,606	45,728,732

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2018
								Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Beginning Balance	23,900	$5,960,475	58,901,126	$58,901	$477,872,296	$(205,999)	$(475,403,017)	$2,322,181
Issuance of common stock and warrants					(80,467)			(80,467)
Share-based compensation			8,250	8	103,762			103,770
Components of net loss							(632,205)	(632,205)
Employee stock purchase plan			24,008	24	15,101			15,125
Ending Balance	23,900	$5,960,475	58,933,384	$58,933	$477,910,692	$(205,999)	$(476,035,222)	$1,728,404

Three Months Ended June 30, 2019
								Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Beginning Balance	23,880	$5,955,354	59,308,237	$59,308	$478,363,886	$(205,999)	$(478,844,310)	$(627,115)
Issuance of common stock and warrants			13,397	14	(66,869)			(66,855)
Share-based compensation			7,500	7	807,021			807,028
Components of net loss							(1,427,718)	(1,427,718)
Employee stock purchase plan			9,132	9	16,885			16,894
Preferred stock conversion	(25)	(6,401)	44,772	45	6,356			6,401
Ending Balance	23,855	$5,948,953	59,383,038	$59,383	$479,127,279	$(205,999)	$(480,272,028)	$(1,291,365)

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2018
								Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Beginning Balance	23,900	$5,960,475	22,805,731	$22,806	$450,748,403	$(205,999)	$(477,132,808)	$(26,567,598)
Issuance of common stock and warrants			35,791,927	35,792	26,813,524			26,849,316
Share-based compensation			293,912	294	320,150			320,444
Components of net loss							803,025	803,025
Employee stock purchase plan			41,814	41	28,615			28,656
Cumulative catchup for adoption of ASC 606 (1)							294,561	294,561
Ending Balance	23,900	$5,960,475	58,933,384	$58,933	$477,910,692	$(205,999)	$(476,035,222)	$1,728,404

Six Months Ended June 30, 2019
								Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Beginning Balance	23,900	$5,960,475	59,058,297	$59,058	$478,179,574	$(205,999)	$(476,721,490)	$1,311,143
Issuance of common stock and warrants			46,484	47	(50,479)			(50,432)
Share-based compensation			174,462	174	954,808			954,982
Components of net loss							(3,550,538)	(3,550,538)
Employee stock purchase plan			23,757	24	31,934			31,958
Preferred stock conversion	(45)	(11,522)	80,038	80	11,442			11,522
Ending Balance	23,855	$5,948,953	59,383,038	$59,383	$479,127,279	$(205,999)	$(480,272,028)	$(1,291,365)

(1) Represents the adjustments related to the adoption of new accounting standards. See Note 2 for details.

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(3,550,538)	$803,025
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	56,032	281,656
Amortization of intangibles	-	32,994
Amortization of deferred finance costs	-	24,657
Non-cash lease expense	1,171,171	-
Share-based compensation	473,093	320,356
Loss on asset disposal	-	1,449
Adjustment of warrants	-	(2,590,361)
Changes in operating assets and liabilities:
Accounts receivable	23,963	(506,141)
Inventories	(368,450)	(398,422)
Prepaid expenses and other current assets	449,292	(44,475)
Other assets	30,212	(36,897)
Accounts payable	(84,311)	(300,886)
Accrued liabilities	215,436	(236,374)
Deferred revenue	814,073	1,119,224
Operating lease liability	(1,145,340)	-
Other liabilities	(380,514)	(956)
Net cash used in operating activities	(2,295,881)	(1,531,151)
Cash flows from investing activities
Purchase of fixed assets	(9,833)	(56,864)
Net cash used in investing activities	(9,833)	(56,864)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	(18,444)	28,747
Proceeds from warrant exercise	-	9,864,697
Net cash provided by (used in) financing activities	(18,444)	9,893,444
Net increase (decrease) in cash and cash equivalents	(2,324,158)	8,305,429
Cash and cash equivalents at beginning of period	10,796,072	3,686,302
Cash and cash equivalents at end of period	$8,471,914	$11,991,731

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

1. Description of Business

Stereotaxis designs, manufactures and markets an advanced robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias by enabling enhanced safety, efficiency, and efficacy for catheter-based, or interventional, procedures. Our products include the Genesis Robotic Magnetic Navigation System (“Genesis system”), the Niobe ES Robotic Magnetic Navigation System (“Niobe ES system”), Odyssey Information Management Solution (“Odyssey Solution”), the Vdrive Robotic Navigation System (“Vdrive system”), Stereotaxis Imaging Model S x-ray system, and related devices.

The Genesis and Niobe systems are designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. As of June 30, 2019, the Company had an installed base of 126 Niobe ES systems.

In addition to the robotic magnetic navigation systems and their components, Stereotaxis also has developed the Odyssey Solution, which consolidates all lab information enabling doctors to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution that delivers synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (SEC) on March 15, 2019.

Going Concern, Liquidity and Management’s Plan

The Company believes the cash on hand at June 30, 2019 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2019 expenses will exceed its 2019 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of robotic magnetic navigation systems as well as by new placements of capital systems. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were not material for the periods presented. Revenue from system delivery and installation represented 0% and 2% of revenue for the six months ended June 30, 2019 and 2018, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 36% and 34% of revenue for the six months ended June 30, 2019 and 2018, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 10% of revenue for the six months ended June 30, 2019 and 2018.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 50% and 54% of revenue for the six months ended June 30, 2019 and 2018, respectively.

Sublease Revenue:

The adoption of new lease accounting guidance as of January 1, 2019 requires the Company to record sublease income as revenue beginning in 2019. Sublease revenue represented 4% of revenue for the six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Systems	$-	$310,751	$58,051	$328,026
Disposables, service and accessories	6,546,115	7,240,650	13,256,873	14,195,008
Sublease	251,996	-	493,061	-
Total revenue	$6,798,111	$7,551,401	$13,807,985	$14,523,034

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $2.6 million as of June 30, 2019. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	June 30, 2019	December 31, 2018
Contract Assets - Unbilled Receivables	$208,023	$251,867

Customer deposits	371,000	487,086
Product shipped, revenue deferred	645,199	645,199
Deferred service and license fees	6,030,561	5,100,402
Total deferred revenue	7,046,760	6,232,687
Less: Long-term deferred revenue	(508,772)	(407,151)
Total current deferred revenue	$6,537,988	$5,825,536

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

Revenue recognized for the six months ended June 30, 2019 and 2018, that was included in the deferred revenue balance at the beginning of each reporting period was $4.3 million and $4.2 million respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.3 million as of June 30, 2019. The Company did not incur any impairment losses during any of the periods presented.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(1,427,718)	$(632,205)	$(3,550,538)	$803,025
Cumulative dividend on convertible preferred stock	(357,194)	(357,518)	(710,704)	(711,107)
Net loss attributable to convertible preferred stock	-	-	-	(42,936)
Net income (loss) attributable to common stockholders	$(1,784,912)	$(989,723)	$(4,261,242)	$48,982

Shares used for basic EPS-weighted average shares	60,052,673	58,926,545	59,936,606	45,019,358
Restricted stock units	-	-	-	267,936
Warrants	-	-	-	441,438
Weighted average number of common shares and equivalents:	60,052,673	58,926,545	59,936,606	45,728,732
Basic EPS	$(0.03)	$(0.02)	$(0.07)	$0.00
Diluted EPS	$(0.03)	$(0.02)	$(0.07)	$0.00

The Company did not include any portion of unearned restricted stock units, outstanding options, stock appreciation rights, or warrants in the calculation of diluted loss per common share for the three and six month periods ended June 30, 2019 or the three month period ended June 30, 2018 because all such securities are anti-dilutive. The following potential common shares were excluded from diluted EPS for the six month period ended June 30, 2018 as they were antidilutive: 1,167,775 stock options and stock appreciation rights, 271,990 restricted stock units, and 1,853,239 warrants. The Company had no unearned restricted shares during any period.

As of June 30, 2019, the Company had 2,066,996 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $2.09 per share, 1,099,997 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.70 per share, 42,757,007 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock and accumulated dividends, and 680,437 shares of unvested restricted share units.

Recently Issued Accounting Pronouncements

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and all subsequent ASUs that modified Topic 842, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. Accounting Standards Codification (“ASC 842”) supersedes the previous lease standard, ASC 840 Leases. The Company adopted ASU 2016-02 using the alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated. There was no cumulative-effect adjustment recorded on January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the new standard provides practical expedients for an entity’s ongoing accounting. The Company elected the practical expedients for ongoing accounting of (1) the election for certain classes of underlying asset to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify. For the Company, as a lessee, the primary impact of adopting ASC 842 was the balance sheet recognition of the right-of-use asset and lease liability for the operating leases. Under the new standard, as a lessor, the Company will record the sublease proceeds as Sublease revenue and the related cost as Sublease cost of revenue. See Note 6 for additional details.

3. Inventories

Inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$2,491,587	$2,686,870
Work in process	179,408	2,594
Finished goods	3,208,467	2,963,013
Reserve for obsolescence	(4,319,346)	(4,460,811)
Total inventory	$1,560,116	$1,191,666

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	June 30, 2019	December 31, 2018
Prepaid expenses	$256,718	$401,972
Prepaid commissions	273,753	304,585
Deposits	152,090	455,508
Total prepaid expenses and other assets	682,561	1,162,065
Less: Noncurrent prepaid expenses and other assets	(168,153)	(198,365)
Total current prepaid expenses and other assets	$514,408	$963,700

5. Property and Equipment

Property and equipment consist of the following:

	June 30, 2019	December 31, 2018
Equipment	$6,447,835	$6,739,939
Leasehold improvements	2,488,505	2,684,065
	8,936,340	9,424,004
Less: Accumulated depreciation	(8,638,846)	(9,080,311)
Net property and equipment	$297,494	$343,693

Certain prior year amounts have been reclassified to conform to the 2019 presentation.

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

The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company elected not to include short-term leases (i.e. leases with initial terms of twelve months or less) on the balance sheet.

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. At June 30, 2019, the weighted average discount rate for operating leases was 9.0% and the weighted average remaining lease term for operating lease term is 2.5 years.

The following table represents lease costs and other lease information.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$585,585	$1,171,171
Short-term lease cost	18,831	38,639
Sublease income	(251,996)	(493,061)
Total lease cost	$352,420	$716,749

Cash paid within operating cash flows	$612,224	$1,227,490

The initial recognition of the right of use assets was $6.2 million. Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2019, excluding sublease income, were as follows:

June 30, 2019
2019	$1,145,225
2020	2,339,810
2021	2,382,660
2022 and thereafter	-
Total lease payments	$5,867,695
Less: Interest	(596,022)
Present value of lease liabilities	$5,271,673

The undiscounted future cash flows to be received under the sublease are $0.5 million in 2019, $1.0 million in 2020 and $1.0 million in 2021.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018

Accrued salaries, bonus, and benefits	$1,199,869	$1,491,844
Accrued licenses and maintenance fees	483,879	577,389
Accrued warranties	125,820	149,464
Accrued taxes	184,442	192,268
Accrued professional services	175,000	489,017
Other	467,995	383,960
Total accrued liabilities	2,637,005	3,283,942
Less: Long term accrued liabilities	(260,947)	(641,461)
Total current accrued liabilities	$2,376,058	$2,642,481

Certain prior year amounts have been reclassified to conform to the 2019 presentation.

8. Long-Term Debt and Credit Facilities

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The working capital line of credit matures on June 30, 2020. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $5.0 million subject to the value of collateralized assets and the interest rate is equal to the prime rate subject to a floor of 4.5%. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender.

On June 27, 2019, the Company entered into a Second Amendment to and Reinstatement of Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the maturity of the revolving line of credit to June 30, 2020 under substantially identical terms to the prior agreement.

As of June 30, 2019, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit were made based on the borrowing capacity one week in arrears. As of June 30, 2019, the Company had a borrowing capacity of $3.4 million based on the Company’s collateralized assets. The Company’s total liquidity as of June 30, 2019, was $11.9 million which included cash and cash equivalents of $8.5 million.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of June 30, 2019.

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

On June 5, 2013, June 10, 2014, May 24, 2016, and May 23, 2017, the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under each of the amendments on June 5, 2013 and June 10, 2014, the number of shares authorized for issuance under the Plan was increased by one million shares. The amendment on May 24, 2016 increased the number of shares authorized for issuance under the Plan by 1.5 million shares, and the amendment on May 23, 2017 increased the number of shares authorized for issuance under the Plan by 4.0 million shares. At June 30, 2019, the Company had 3,293,836 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2019, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $1.9 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six month period ended June 30, 2019 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share

Outstanding, December 31, 2018	1,165,086	$0.74 - $43.90	$2.54
Granted	982,000	$2.03	$2.03
Exercised	(15,330)	$0.74 - $0.83	$0.74
Forfeited	(64,760)	$0.74 - $43.90	$9.59
Outstanding, June 30, 2019	2,066,996	$0.74 - $36.20	$2.09

A summary of the restricted stock unit activity for the six month period ended June 30, 2019 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit

Outstanding, December 31, 2018	647,649	$0.83
Granted	210,000	$1.19
Vested	(174,462)	$1.12
Forfeited	(2,750)	$0.74
Outstanding, June 30, 2019	680,437	$0.87

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	June 30, 2019	December 31, 2018
Warranty accrual, beginning of the fiscal period	$149,464	$164,365
Accrual adjustment for product warranty	20,040	34,253
Payments made	(43,684)	(49,154)
Warranty accrual, end of the fiscal period	$125,820	$149,464

11. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

12. Subsequent Events

On August 7, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Buyers”), whereby it, in a private placement, agreed to issue and sell to the investors an aggregate of 6,585,000 shares (the “Common Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a price of $2.05 per share and 5,610,121 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”), which are convertible into shares of the Company’s Common Stock (the “Conversion Shares”), at a price of $2.05 per share (the “Private Placement”). The Series B Preferred Stock, which is a Common Stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into Common Stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement.

The Private Placement closed on August 7, 2019. The Company received net proceeds of approximately $23.1 million, after offering expenses. The Company plans to use the funds for general corporate purposes.

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

The Genesis system is the latest generation of the robotic magnetic navigation system. This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The Genesis system is CE marked and will become available in other global geographies subject to regulatory approval. The core components of the Niobe system have received regulatory clearance in the U.S., Canada, Europe, China, Japan, and various other countries. As of June 30, 2019, the Company had an installed base of 126 Niobe ES systems.

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

Going Concern, Liquidity and Management’s Plan

The Company believes the cash on hand at June 30, 2019 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2019 expenses will exceed its 2019 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of Niobe systems as well as by new placements of capital systems. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.3 million as of June 30, 2019. The Company did not incur any impairment losses during any of the periods presented.

Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company determines if a contract contains a lease at inception. For contracts where the Company is the lessee, operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liability on the Company’s balance sheet. The Company currently does not have any finance leases.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue. Revenue decreased from $7.6 million for the three months ended June 30, 2018 to $6.8 million for the three months ended June 30, 2019, a decrease of 10%. There were no system sales in the three months ended June 30, 2019. Revenue from the sale of systems was $0.3 million for the three months ended June 30, 2018. Revenue from sales of disposable interventional devices, service, and accessories decreased to $6.5 million for the three months ended June 30, 2019 from $7.2 million for the three months ended June 30, 2018, a decrease of approximately 10% due to decreased service revenue. The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record $0.3 million of sublease income as revenue for the three months ended June 30, 2019.

Cost of Revenue. Cost of revenue decreased from $1.4 million for the three months ended June 30, 2018 to $1.1 million for the three months ended June 30, 2019, a decrease of approximately 17%. As a percentage of our total revenue, overall gross margin increased to 83% for the three months ended June 30, 2019 from 82% for the three months ended June 30, 2018. Excluding the impact of the new lease guidance, gross margin for the three months ended June 30, 2019 was 86%. Cost of revenue for systems sold decreased from $0.5 million for the three months ended June 30, 2018 to less than $0.1 million for the three months ended June 30, 2019 due to lower sales, higher production volume and reduced obsolescence. Gross margin for systems was negative $0.1 million for the three months ended June 30, 2018 and less than negative $0.1 million for the three months ended June 30, 2019. Cost of revenue for disposables, service, and accessories remained relatively consistent at $0.9 million for the three months ended June 30, 2019 and June 30, 2018. Gross margin for disposables, service, and accessories was 86% for the current quarter compared to 87% for the three months ended June 30, 2018. The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record $0.2 million of cost of sublease for the three months ended June 30, 2019.

Research and Development Expenses. Research and development expenses increased from $2.0 million for the three months ended June 30, 2018 to $2.7 million for the three months ended June 30, 2019, an increase of approximately 33%. This increase was primarily due to spending for new projects.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.5 million for the three months ended June 30, 2018 to $3.2 million for the three months ended June 30, 2019, a decrease of approximately 6%. This decrease was primarily due to a more efficient distribution of clinical adoption and marketing resources favorably impacting headcount costs.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses decreased from $1.3 million for the three months ended June 30, 2018 to $1.2 million for the three months ended June 30, 2019, a decrease of approximately 9%. This decrease was primarily due reduced professional fees. .

Interest Income (Expense). Interest income for the three months ended June 30, 2019 was less than $0.1 million compared to interest expense of less than $0.1 million for the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenue. Revenue decreased from $14.5 million for the six months ended June 30, 2018 to $13.8 million for the six months ended June 30, 2019, a decrease of approximately 5%. Revenue from the sale of systems decreased from $0.3 million to $0.1 million, a decrease of approximately 82%, primarily due to lower sales volumes. Revenue from sales of disposable interventional devices, service and accessories decreased to $13.3 million for the six months ended June 30, 2019 from $14.2 million for the six months ended June 30, 2018, a decrease of approximately 7% primarily due to decreased service revenue. The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record $0.5 million of sublease income as revenue for the six months ended June 30, 2019.

Cost of Revenue. Cost of revenue decreased from $2.7 million for the six months ended June 30, 2018 to $2.6 million for the six months ended June 30, 2019, a decrease of approximately 4%. As a percentage of our total revenue, overall gross margin remained relatively consistent at 81% for the six months ended June 30, 2019 and June 30, 2018. Excluding the impact of the new lease guidance, gross margin for the six months ended June 30, 2019 was 84%. Cost of revenue for systems sold decreased from $0.7 million for the six months ended June 30, 2018 to $0.1 million for the six months ended June 30, 2019, a decrease of approximately 91%, primarily due to decreased Odyssey system sales and changes in obsolete inventory. Gross margin for systems increased from negative $0.3 million for the six months ended June 30, 2018 to less than $0.1 million for the six months ended June 30, 2019 due to higher production and reduced obsolescence. Cost of revenue for disposables, service and accessories remained relatively consistent at $2.0 million for the six months ended June 30, 2019 and June 30, 2018. Gross margin for disposables, service and accessories was 85% for the current period compared to 86% for the six months ended June 30, 2018 driven by decreased service revenue from contract billings in the current year period. The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record $0.5 million of cost of sublease for the six months ended June 30, 2019.

Research and Development Expenses. Research and development expenses increased from $4.0 million for the six months ended June 30, 2018 to $5.7 million for the six months ended June 30, 2019, an increase of approximately 42%. This increase was due to higher project-based expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $7.1 million for the six months ended June 30, 2018 to $6.5 million for the six months ended June 30, 2019, a decrease of approximately 8%. This decrease was primarily due to a more efficient distribution of clinical adoption and marketing resources favorably impacting both headcount and contractor costs.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased to $2.6 million for the six months ended June 30, 2019 from $2.5 million for the six months ended June 30, 2018, an increase of 4%. This increase was primarily driven by higher administrative costs partially offset by lower professional fees.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Expense. Interest income for the six months ended June 30, 2019 was less than $0.1 million compared to interest expense of less than $0.1 million for the six months ended June 30, 2018.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At June 30, 2019 we had $8.5 million of cash and equivalents. We had working capital of $2.8 million as of June 30, 2019 compared to approximately $7.8 million as of December 31, 2018. The decrease in working capital was primarily driven by net loss incurred during the first six months of 2019 as well as the adoption of the new lease accounting guidance.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash flow used in operating activities	$(2,296)	$(1,531)
Cash flow used in investing activities	(10)	(57)
Cash flow provided by (used in) financing activities	(18)	9,893

Net cash used in operating activities. We used approximately $2.3 million and $1.5 million of cash for operating activities during the six months ended June 30, 2019 and 2018, respectively. The increase in cash used in operating activities was driven by larger operating losses partially offset by improved working capital.

Net cash used in investing activities. We used less than $0.1 million of cash during the six months ended June 30, 2019 and June 30, 2018, respectively for the purchases of equipment.

Net cash provided by (used in) financing activities. We used less than $0.1 million of cash for the six month period ended June 30, 2019 compared to approximately $9.9 million generated for the six month period ended June 30, 2018. The cash used in the six month period ended June 30, 2019 was driven by the proceeds from issuance of stock, net of issuance costs. The cash generated in the six months ended June 30, 2018 was primarily driven by the warrant exercise in March 2018.

The Company believes the cash on hand at June 30, 2019 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued. The Company has sustained operating losses throughout its corporate history and expects that its 2019 expenses will exceed its 2019 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of robotic magnetic navigation systems as well as by new placements of capital systems. The Company also may consider raising cash through capital transactions, which could include either debt or equity financing.

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

Capital Resources

As of June 30, 2019, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank.

Revolving Line of Credit

The Company has had a working capital line of credit with its primary lender, Silicon Valley Bank, since 2004. The working capital line of credit matures on June 30, 2020. The revolving line of credit is secured by substantially all of the Company’s assets. The maximum available under the line is $5.0 million subject to the value of collateralized assets and the interest rate is equal to the prime rate subject to a floor of 4.5%. The Company is required under the revolving line of credit to maintain its primary operating account and the majority of its cash and investment balances in accounts with its primary lender.

On June 27, 2019, the Company entered into a Second Amendment to and Reinstatement of Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank to extend the maturity of the revolving line of credit to June 30, 2020 under substantially identical terms to the prior agreement.

As of June 30, 2019, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit were made based on the borrowing capacity one week in arrears. As of June 30, 2019, the Company had a borrowing capacity of $3.4 million based on the Company’s collateralized assets. The Company’s total liquidity as of June 30, 2019, was $11.9 million which included cash and cash equivalents of $8.5 million.

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of June 30, 2019.

2019 Equity Financing

As disclosed in Note 12, on August 7, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Buyers”), whereby it, in a private placement, agreed to issue and sell to the investors an aggregate of 6,585,000 shares (the “Common Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a price of $2.05 per share and 5,610,121 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”), which are convertible into shares of the Company’s Common Stock (the “Conversion Shares”), at a price of $2.05 per share (the “Private Placement”). The Series B Preferred Stock, which is a Common Stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into Common Stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement.

The Private Placement closed on August 7, 2019. The Company received net proceeds of approximately $23.1 million, after offering expenses. The Company plans to use the funds for general corporate purposes.

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

ITEM 1A. RISK FACTORS

Additional Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Second Amendment to and Reinstatement of Third Awarded and Restated Loan and Security Agreement, dated June 27, 2019, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC.
(Registrant)

Date: August 9, 2019	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: August 9, 2019	By:	/s/ Martin C. Stammer
Martin C. Stammer Chief Financial Officer

