Form 10-Q
period 2019-09-30
Stereotaxis, Inc.
filed 2019-11-14
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of the registrant’s common stock on October 31, 2019 was 66,721,079.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30,2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,650,559	$10,796,072
Accounts receivable, net of allowance of $368,191 and $398,847 in 2019 and 2018, respectively	3,830,395	5,021,111
Inventories, net	1,546,716	1,191,666
Prepaid expenses and other current assets	1,022,322	963,700
Total current assets	38,049,992	17,972,549
Property and equipment, net	270,751	343,693
Operating lease right-of-use assets	4,771,187	-
Other assets	214,042	198,365
Total assets	$43,305,972	$18,514,607

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,031,975	$1,726,360
Accrued liabilities	2,641,254	2,642,481
Deferred revenue	5,283,783	5,825,536
Current portion of operating lease liabilities	2,235,465	-
Total current liabilities	11,192,477	10,194,377
Long-term deferred revenue	560,508	407,151
Operating lease liabilities	2,574,469	-
Other liabilities	260,947	641,461
Total liabilities	14,588,401	11,242,989

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 23,780 and 23,900 shares outstanding at 2019 and 2018	5,929,749	5,960,475

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 and no shares outstanding at 2019 and 2018	5,610	-

Common stock, par value $0.001; 300,000,000 shares authorized, 66,677,111 and 59,058,297 shares issued at 2019 and 2018, respectively	66,677	59,058
Additional paid in capital	503,149,814	478,179,574
Treasury stock, 4,015 shares at 2019 and 2018	(205,999)	(205,999)
Accumulated deficit	(480,228,280)	(476,721,490)
Total stockholders’ equity	22,787,822	1,311,143
Total liabilities and stockholders’ equity	$43,305,972	$18,514,607

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Systems	$1,696,964	$715,484	$1,755,015	$1,043,510
Disposables, service and accessories	6,258,252	6,839,995	19,515,125	21,035,002
Sublease	246,532	-	739,593	-
Total revenue	8,201,748	7,555,479	22,009,733	22,078,512

Cost of revenue:
Systems	665,463	596,869	722,828	1,257,980
Disposables, service and accessories	919,599	1,036,589	2,928,718	3,029,875
Sublease	246,531	-	739,592	-
Total cost of revenue	1,831,593	1,633,458	4,391,138	4,287,855

Gross margin	6,370,155	5,922,021	17,618,595	17,790,657

Operating expenses:
Research and development	1,751,081	2,000,780	7,405,462	5,995,800
Sales and marketing	3,120,632	2,819,101	9,666,975	9,911,514
General and administrative	1,539,648	1,215,920	4,186,277	3,753,703
Total operating expenses	6,411,361	6,035,801	21,258,714	19,661,017
Operating loss	(41,206)	(113,780)	(3,640,119)	(1,870,360)

Other income	-	-	-	2,590,361
Interest income (expense)	84,954	(2,515)	133,329	(33,271)
Net income (loss)	$43,748	$(116,295)	$(3,506,790)	$686,730

Cumulative dividend on convertible preferred stock	(360,647)	(361,447)	(1,071,351)	(1,072,553)
Loss attributable to common stockholders	$(316,899)	$(477,742)	$(4,578,141)	$(385,823)
Net loss per share attributable to common stockholders:
Basic	$(0.00)	$(0.01)	$(0.07)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.07)	$(0.01)
Weighted average number of common shares and equivalents:
Basic	64,294,153	59,008,219	61,405,083	49,733,553
Diluted	64,294,153	59,008,219	61,405,083	49,733,553

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2018

	Convertible Preferred Stock (Mezzanine)		Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Beginning Balance	23,900	$5,960,475	-	$-	58,933,384	$58,933	$477,910,692	$(205,999)	$(476,035,222)	$1,728,404
Issuance of common stock					666	1				1
Share-based compensation					88,444	88	145,461			145,549
Components of net loss									(116,295)	(116,295)
Employee stock purchase plan					21,670	22	15,797			15,819
Ending Balance	23,900	$5,960,475	-	$-	59,044,164	$59,044	$478,071,950	$(205,999)	$(476,151,517)	$1,773,478

Three Months Ended September 30, 2019

	Convertible Preferred Stock (Mezzanine)		Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Beginning Balance	23,855	$5,948,953	-	$-	59,383,038	$59,383	$479,127,279	$(205,999)	$(480,272,028)	$(1,291,365)
Issuance of common stock					7,117,276	7,117	12,928,623			12,935,740
Share-based compensation					32,500	33	425,680			425,713
Components of net income									43,748	43,748
Employee stock purchase plan					8,307	8	22,836			22,844
Preferred stock issuance			5,610,121	5,610			10,626,328			10,631,938
Preferred stock conversion	(75)	(19,204)			135,990	136	19,068			19,204
Ending Balance	23,780	$5,929,749	5,610,121	$5,610	66,677,111	$66,677	$503,149,814	$(205,999)	$(480,228,280)	$22,787,822

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2018

	Convertible Preferred Stock (Mezzanine)		Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Beginning Balance	23,900	$5,960,475	-	$-	22,805,731	$22,806	$450,748,403	$(205,999)	$(477,132,808)	$(26,567,598)
Issuance of common stock and warrants					35,792,593	35,793	26,813,524			26,849,317
Share-based compensation					382,356	382	465,611			465,993
Components of net income									686,730	686,730
Employee stock purchase plan					63,484	63	44,412			44,475
Cumulative catchup for adoption of ASC 606 (1)									294,561	294,561
Ending Balance	23,900	$5,960,475	-	$-	59,044,164	$59,044	$478,071,950	$(205,999)	$(476,151,517)	$1,773,478

Nine Months Ended September 30, 2019

	Convertible Preferred Stock (Mezzanine)		Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Beginning Balance	23,900	$5,960,475	-	$-	59,058,297	$59,058	$478,179,574	$(205,999)	$(476,721,490)	$1,311,143
Issuance of common stock					7,163,760	7,164	12,878,144			12,885,308
Share-based compensation					206,962	207	1,380,488			1,380,695
Components of net loss									(3,506,790)	(3,506,790)
Employee stock purchase plan					32,064	32	54,770			54,802
Preferred stock issuance			5,610,121	5,610			10,626,328			10,631,938
Preferred stock conversion	(120)	(30,726)			216,028	216	30,510			30,726
Ending Balance	23,780	$5,929,749	5,610,121	$5,610	66,677,111	$66,677	$503,149,814	$(205,999)	$(480,228,280)	$22,787,822

(1) Represents the adjustments related to the adoption of new accounting standards. See Note 2 for details.

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(3,506,790)	$686,730
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	88,774	394,154
Amortization of intangibles	-	49,491
Amortization of deferred finance costs	-	24,657
Non-cash lease expense	1,756,757	-
Share-based compensation	898,836	465,851
Loss on asset disposal	-	1,449
Adjustment of warrants	-	(2,590,361)
Changes in operating assets and liabilities:
Accounts receivable	1,190,716	(800,856)
Inventories	(355,050)	(55,486)
Prepaid expenses and other current assets	(58,622)	(131,116)
Other assets	(15,677)	(1,799)
Accounts payable	(694,385)	(80,066)
Accrued liabilities	480,632	(372,289)
Deferred revenue	(388,396)	553,937
Operating lease liability	(1,718,010)	-
Other liabilities	(380,514)	86,204
Net cash used in operating activities	(2,701,729)	(1,769,500)
Cash flows from investing activities
Purchase of fixed assets	(15,832)	(255,554)
Net cash used in investing activities	(15,832)	(255,554)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	23,572,048	44,621
Proceeds from warrant exercise	-	9,864,697
Net cash provided by financing activities	23,572,048	9,909,318
Net increase in cash and cash equivalents	20,854,487	7,884,264
Cash and cash equivalents at beginning of period	10,796,072	3,686,302
Cash and cash equivalents at end of period	$31,650,559	$11,570,566

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Genesis RMN®, Epoch®, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, V-CAS Deflect™, QuikCAS™, and Cardiodrive® are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

1. Description of Business

Stereotaxis designs, manufactures and markets an advanced robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias by enabling enhanced safety, efficiency, and efficacy for catheter-based, or interventional, procedures. Our products include the Genesis RMN® (Robotic Magnetic Navigation) System (“Genesis System”), the Niobe ES Robotic Magnetic Navigation System (“Niobe ES System”), Odyssey Information Management Solution (“Odyssey Solution”), the Vdrive Robotic Navigation System (“Vdrive System”), Stereotaxis Imaging Model S X-ray System, and related devices.

The Genesis and Niobe Systems are designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. As of September 30, 2019, the Company had an installed base of 125 Niobe ES Systems.

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

The Niobe System, Odyssey Workstation, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. The Genesis System and the V-CAS Deflect catheter advancement system have been CE Marked for sale in the Europe. Stereotaxis Imaging Model S System is CE marked and FDA cleared.

We have strategic relationships with technology leaders in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic system and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue and efforts are ongoing to ensure the availability of integrated next generation systems and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 or for future operating periods.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were not material for the periods presented. Revenue from system delivery and installation represented 8% and 5% of revenue for the nine months ended September 30, 2019 and 2018, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 33% of revenue for the nine months ended September 30, 2019 and 2018.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 10% of revenue for the nine months ended September 30, 2019 and 2018.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 46% and 52% of revenue for the nine months ended September 30, 2019 and 2018, respectively.

Sublease Revenue:

The adoption of new lease accounting guidance as of January 1, 2019 requires the Company to record sublease income as revenue beginning in 2019. Sublease revenue represented 3% of revenue for the nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Systems	$1,696,964	$715,484	$1,755,015	$1,043,510
Disposables, service and accessories	6,258,252	6,839,995	19,515,125	21,035,002
Sublease	246,532	-	739,593	-
Total revenue	$8,201,748	$7,555,479	$22,009,733	$22,078,512

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $1.0 million as of September 30, 2019. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	September 30, 2019	December 31, 2018
Contract Assets - Unbilled Receivables	$314,494	$251,867

Customer deposits	41,860	487,086
Product shipped, revenue deferred	645,199	645,199
Deferred service and license fees	5,157,232	5,100,402
Total deferred revenue	5,844,291	6,232,687
Less: Long-term deferred revenue	(560,508)	(407,151)
Total current deferred revenue	$5,283,783	$5,825,536

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

Revenue recognized for the nine months ended September 30, 2019 and 2018, that was included in the deferred revenue balance at the beginning of each reporting period was $5.4 million and $5.1 million respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.3 million as of September 30, 2019. The Company did not incur any impairment losses during any of the periods presented.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$43,748	$(116,295)	$(3,506,790)	$686,730
Cumulative dividend on convertible preferred stock	(360,647)	(361,447)	(1,071,351)	(1,072,553)
Net loss attributable to common stockholders	$(316,899)	$(477,742)	$(4,578,141)	$(385,823)

Weighted average number of common shares and equivalents:	64,294,153	59,008,219	61,405,083	49,733,553
Basic EPS	$(0.00)	$(0.01)	$(0.07)	$(0.01)
Diluted EPS	$(0.00)	$(0.01)	$(0.07)	$(0.01)

The Company did not include any portion of unearned restricted stock units, outstanding options, stock appreciation rights, or warrants in the calculation of diluted loss per common because all such securities are anti-dilutive for all periods presented. The Company had no unearned restricted shares during any period.

As of September 30, 2019, the Company had 1,944,256 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $2.13 per share, 584,616 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.70 per share, 43,175,861 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock, 5,610,121 shares of common stock issuable upon the conversion of Series B Convertible Preferred Stock and accumulated dividends, and 844,087 shares of unvested restricted share units.

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

3. Inventories

Inventories consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$2,831,977	$2,686,870
Work in process	275,745	2,594
Finished goods	2,308,165	2,963,013
Reserve for obsolescence	(3,869,171)	(4,460,811)
Total inventory	$1,546,716	$1,191,666

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2019	December 31, 2018
Prepaid expenses	$500,537	$401,972
Prepaid commissions	331,523	304,585
Deposits	404,304	455,508
Total prepaid expenses and other assets	1,236,364	1,162,065
Less: Noncurrent prepaid expenses and other assets	(214,042)	(198,365)
Total current prepaid expenses and other assets	$1,022,322	$963,700

5. Property and Equipment

	September 30, 2019	December 31, 2018
Equipment	$6,389,366	$6,739,939
Leasehold improvements	2,488,505	2,684,065
	8,877,871	9,424,004
Less: Accumulated depreciation	(8,607,120)	(9,080,311)
Net property and equipment	$270,751	$343,693

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

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. At September 30, 2019, the weighted average discount rate for operating leases was 9.0% and the weighted average remaining lease term for operating lease term is 2.25 years.

The following table represents lease costs and other lease information.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$585,588	$1,756,759
Short-term lease cost	19,671	58,311
Sublease income	(246,532)	(739,593)
Total lease cost	$358,727	$1,075,477

Cash paid within operating cash flows	$612,533	$1,840,023

The initial recognition of the right of use assets was $6.2 million. Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2019, excluding sublease income, were as follows:

September 30, 2019
2019	$572,612
2020	2,339,810
2021	2,382,662
2022 and thereafter	-
Total lease payments	$5,295,084
Less: Interest	(485,150)
Present value of lease liabilities	$4,809,934

The undiscounted future cash flows to be received under the sublease are $0.2 million in 2019, $1.0 million in 2020 and $1.0 million in 2021.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018
Accrued salaries, bonus, and benefits	$1,481,466	$1,491,844
Accrued licenses and maintenance fees	483,879	577,389
Accrued warranties	146,468	149,464
Accrued taxes	204,679	192,268
Accrued professional services	216,938	489,017
Other	368,771	383,960
Total accrued liabilities	2,902,201	3,283,942
Less: Long term accrued liabilities	(260,947)	(641,461)
Total current accrued liabilities	$2,641,254	$2,642,481

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

As of September 30, 2019, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit were made based on the borrowing capacity one week in arrears. As of September 30, 2019, the Company had a borrowing capacity of $2.4 million based on the Company’s collateralized assets. The Company’s total liquidity as of September 30, 2019, was $34.1 million which included cash and cash equivalents of $31.7 million.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of September 30, 2019.

2019 Equity Financing and Series B Convertible Preferred Stock

On August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, in a private placement, agreed to issue and sell to the investors an aggregate of 6,585,000 shares of the Company’s common stock, $0.001 par value per share, at a price of $2.05 per share and 5,610,121 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share which are convertible into shares of the Company’s Common Stock, at a price of $2.05 per share. The Series B Preferred Stock, which is a Common Stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into Common Stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Convertible Preferred Stock is reported in the stockholder’s equity section of the Company’s Balance Sheet.

The Company received net proceeds of approximately $23.1 million, after offering expenses. The Company plans to use the funds for general corporate purposes.

Series A Convertible Preferred Stock and Warrants

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

On June 5, 2013, June 10, 2014, May 24, 2016, and May 23, 2017, the shareholders approved amendments to the Plan, which were previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under each of the amendments on June 5, 2013 and June 10, 2014, the number of shares authorized for issuance under the Plan was increased by one million shares. The amendment on May 24, 2016 increased the number of shares authorized for issuance under the Plan by 1.5 million shares, and the amendment on May 23, 2017 increased the number of shares authorized for issuance under the Plan by 4.0 million shares. At September 30, 2019, the Company had 3,203,531 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2019, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $1.7 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine month period ended September 30, 2019 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share

Outstanding, December 31, 2018	1,165,086	$0.74 - $43.90	$2.54
Granted	992,000	$2.03 - $2.89	$2.04
Exercised	(35,328)	$0.74 - $2.15	$0.90
Forfeited	(177,502)	$0.74 - $43.90	$4.50
Outstanding, September 30, 2019	1,944,256	$0.74 - $36.20	$2.13

A summary of the restricted stock unit activity for the nine month period ended September 30, 2019 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit

Outstanding, December 31, 2018	647,649	$0.83
Granted	420,000	$1.98
Vested	(206,962)	$1.36
Forfeited	(16,600)	$0.76
Outstanding, September 30, 2019	844,087	$1.28

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	September 30, 2019	December 31, 2018
Warranty accrual, beginning of the fiscal period	$149,464	$164,365
Accrual adjustment for product warranty	41,023	34,253
Payments made	(44,019)	(49,154)
Warranty accrual, end of the fiscal period	$146,468	$149,464

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

The Genesis System is the latest generation of the robotic magnetic navigation system. This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. The Genesis System is CE marked and will become available in other global geographies subject to regulatory approval. The core components of the Niobe System have received regulatory clearance in the U.S., Canada, Europe, China, Japan, and various other countries. As of September 30, 2019, the Company had an installed base of 125 Niobe ES Systems.

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

We have strategic relationships with technology leaders in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic system and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue and efforts are ongoing to ensure the availability of integrated next generation systems and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.3 million as of September 30, 2019. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue. Revenue increased from $7.6 million for the three months ended September 30, 2018 to $8.2 million for the three months ended September 30, 2019, an increase of 9%. Revenue from the sale of systems increased from $0.7 million to $1.7 million, for the three months ended September 30, 2019, an increase of approximately 137%. We recognized revenue on one Niobe ES System and a total of $0.7 million for Odyssey Systems during the 2019 period. Revenue for the prior period included $0.7 million for Odyssey Systems. Revenue from sales of disposable interventional devices, service, and accessories decreased to $6.3 million for the three months ended September 30, 2019 from $6.8 million for the three months ended September 30, 2018, a decrease of approximately 9% due to decreased service revenue. The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record $0.2 million of sublease income as revenue for the three months ended September 30, 2019.

Cost of Revenue. Cost of revenue increased from $1.6 million for the three months ended September 30, 2018 to $1.8 million for the three months ended September 30, 2019, an increase of approximately 12%. As a percentage of our total revenue, overall gross margin in the current year period benefited from the reduction of prior year inventory-related charges and remained consistent with the overall gross margin in the prior year period of 78%. Excluding the impact of the new lease guidance, gross margin for the three months ended September 30, 2019 was 80%. Cost of revenue for systems sold increased from $0.6 million for the three months ended September 30, 2018 to $0.7 million for the three months ended September 30, 2019 due to direct charges in the current year period. Gross margin for systems was $0.1 million for the three months ended September 30, 2018 compared to $1.0 million for the three months ended September 30, 2019. This increase was primarily due to improved system sales volumes. Cost of revenue for disposables, service, and accessories decreased to $0.9 million for the three months ended September 30, 2019 from $1.0 million for the three months ended September 30, 2018 due to lower expenses incurred under service contracts in the current year period. Gross margin for disposables, service, and accessories remained relatively consistent at 85% for the three months ended September 30, 2019 and September 30, 2018. The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record $0.2 million of cost of sublease for the three months ended September 30, 2019.

Research and Development Expenses. Research and development expenses decreased from $2.0 million for the three months ended September 30, 2018 to $1.8 million for the three months ended September 30, 2019, a decrease of approximately 12%. This decrease was primarily due to lower spending for new projects in the three months ending September 30, 2019.

Sales and Marketing Expenses. Sales and marketing expenses increased from $2.8 million for the three months ended September 30, 2018 to $3.1 million for the three months ended September 30, 2019, an increase of approximately 11%. This increase was primarily due to higher commission costs.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased from $1.2 million for the three months ended September 30, 2018 to $1.5 million for the three months ended September 30, 2019, an increase of approximately 27%. This increase was primarily due to increased professional fees.

Interest Income (Expense). Interest income for the three months ended September 30, 2019 was less than $0.1 million compared to interest expense of less than $0.1 million for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenue. Revenue decreased from $22.1 million for the nine months ended September 30, 2018 to $22.0 million for the nine months ended September 30, 2019, a decrease of less than 1%. Revenue from the sale of systems increased from $1.0 million to $1.8 million, an increase of approximately 68%. We recognized revenue on one Niobe ES System and a total of $0.7 million for Odyssey Systems during the 2019 period. Revenue for the prior period included $1.0 million for Odyssey and Odyssey Cinema Systems. Revenue from sales of disposable interventional devices, service and accessories decreased to $19.5 million for the nine months ended September 30, 2019 from $21.0 million for the nine months ended September 30, 2018, a decrease of approximately 7% primarily due to decreased service revenue. The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record $0.7 million of sublease income as revenue for the nine months ended September 30, 2019.

Cost of Revenue. Cost of revenue increased from $4.3 million for the nine months ended September 30, 2018 to $4.4 million for the nine months ended September 30, 2019, an increase of approximately 2%. As a percentage of our total revenue, overall gross margin decreased to 80% for the nine months ended September 30, 2019 from 81% for the nine months ended September 30, 2018. Excluding the impact of the new lease guidance, gross margin for the nine months ended September 30, 2019 was 83%. Cost of revenue for systems sold decreased from $1.3 million for the nine months ended September 30, 2018 to $0.7 million for the nine months ended September 30, 2019, a decrease of approximately 43%, primarily due to decreased product costs and reductions in prior period inventory related charges. Gross margin for systems increased from negative $0.2 million for the nine months ended September 30, 2018 to $1.0 million for the nine months ended September 30, 2019. Cost of revenue for disposables, service, and accessories decreased to $2.9 million for the nine months ended September 30, 2019 from $3.0 million for the nine months ended September 30, 2018 due to lower expenses incurred under service contracts in the current year period. Gross margin for disposables, service and accessories was 85% for the current period compared to 86% for the nine months ended September 30, 2018 driven by decreased service revenue from contract billings in the current year period. The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record $0.7 million of cost of sublease for the nine months ended September 30, 2019.

Research and Development Expenses. Research and development expenses increased from $6.0 million for the nine months ended September 30, 2018 to $7.4 million for the nine months ended September 30, 2019, an increase of approximately 24%. This increase was due to higher project-based expenses.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $9.9 million for the nine months ended September 30, 2018 to $9.7 million for the nine months ended September 30, 2019, a decrease of approximately 2%. This decrease was primarily due to a more efficient distribution of clinical adoption and marketing resources favorably impacting both headcount and contractor costs.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased to $4.2 million for the nine months ended September 30, 2019 from $3.8 million for the nine months ended September 30, 2018, an increase of 12%. This increase was primarily driven by higher administrative costs and professional fees.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants classified as a derivative and recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

Interest Income (Expense). Interest income for the nine months ended September 30, 2019 was $0.1 million compared to interest expense of less than $0.1 million for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. At September 30, 2019 we had $31.7 million of cash and equivalents. We had working capital of $26.9 million as of September 30, 2019 compared to approximately $7.8 million as of December 31, 2018. The increase in working capital was primarily driven by the net proceeds from the August Securities Purchase Agreement, offset by the net loss incurred during the first nine months of 2019 and adoption of the new lease accounting guidance.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash flow used in operating activities	$(2,702)	$(1,770)
Cash flow used in investing activities	(16)	(256)
Cash flow provided by financing activities	23,572	9,909

Net cash used in operating activities. We used approximately $2.7 million and $1.8 million of cash for operating activities during the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used in operating activities was driven by larger operating losses offset by improved working capital.

Net cash used in investing activities. We used less than $0.1 million of cash during the nine months ended September 30, 2019 for the purchases of equipment, and approximately $0.3 million for leasehold improvements and purchases of equipment for the nine months ended September 30, 2018.

Net cash provided by (used in) financing activities. We generated $23.6 million of cash for the nine month period ended September 30, 2019 compared to approximately $9.9 million generated for the nine month period ended September 30, 2018. The cash generated in the nine month period ended September 30, 2019 was driven by the net proceeds from a Securities Purchase Agreement in August 2019. The cash generated in the nine months ended September 30, 2018 was primarily related to the warrant exercise in March 2018.

Capital Resources

As of September 30, 2019, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank.

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

As of September 30, 2019, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit were made based on the borrowing capacity one week in arrears. As of September 30, 2019, the Company had a borrowing capacity of $2.4 million based on the Company’s collateralized assets. The Company’s total liquidity as of September 30, 2019, was $34.1 million which included cash and cash equivalents of $31.7 million.

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of September 30, 2019.

2019 Equity Financing

As disclosed in Note 9, on August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, in a private placement, agreed to issue and sell to the investors an aggregate of 6,585,000 shares of the Company’s common stock, $0.001 par value per share, at a price of $2.05 per share and 5,610,121 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share which are convertible into shares of the Company’s Common Stock, at a price of $2.05 per share. The Series B Preferred Stock, which is a Common Stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into Common Stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement.

The Company received net proceeds of approximately $23.1 million, after offering expenses. The Company plans to use the funds for general corporate purposes.

2016 Convertible Preferred Stock and Warrants

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

ITEM 1A. RISK FACTORS

Additional Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on August 8, 2019.

3.5	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Securities Purchase Agreement, dated August 7, 2019, between the Company and certain investors named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (file No. 001-36159) filed on August 8, 2019.

10.2	Registration Rights Agreement, dated August 7, 2019, between the Company and certain investors named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (file No. 001-36159) filed on August 8, 2019.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: November 14, 2019	By:	/S/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: November 14, 2019	By:	/S/ Kimberly R. Peery
Kimberly R. Peery Chief Financial Officer

