Form 10-K
period 2019-12-31
Stereotaxis, Inc.
filed 2020-03-16
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

(314) 678-6100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	STXS	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T “See 232.405 of this Chapter” during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [X]
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the OTCQX® Best Market on June 30, 2019) was approximately $112.4 million.

The number of outstanding shares of the registrant’s common stock on February 29, 2020 was 69,033,391.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

OVERVIEW

Stereotaxis designs, manufactures and markets robotic magnetic navigation systems for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. Our primary products include the Genesis RMN System, the Niobe System, the Odyssey Solution, and related devices. We also offer our customers the Stereotaxis Imaging Model S x-ray System. We believe that robotic magnetic navigation systems represent a revolutionary technology in the interventional surgical suite, or “interventional lab,” and have the potential to become the standard of care for a broad range of complex cardiology procedures. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically important improvements, and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times and sub-optimal therapeutic outcomes.

The Genesis RMN System is the latest generation of the robotic magnetic navigation system. This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. We have received regulatory clearance, licensing and CE Mark approvals necessary for us to market the Genesis RMN System in the U.S. and Europe. The core components of the previous generation robotic magnetic navigation system, the Niobe System, have received regulatory clearance in the U.S., Canada, Europe, China, Japan, and various other countries. As of December 31, 2019, the Company had an installed base of 123 Niobe ES Systems.

Stereotaxis also has developed the Odyssey Solution which consolidates lab information enabling physicians to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training. The Odyssey Solution may be acquired in conjunction with a robotic magnetic navigation system or on a stand-alone basis for installation in interventional labs and other locations where clinicians often desire the benefits of the Odyssey Solution that we believe can improve clinical workflows and related efficiencies.

Not all products have and/or require regulatory clearance in all of the markets we serve. Please refer to “Regulatory Approval” in Item 1 for a description of the regulatory clearance, licensing, and/or approvals we currently have or are pursuing.

As of December 31, 2019, we had approximately $1.1 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. We had backlog of approximately $2.8 million as of December 31, 2018. Of the December 31, 2019 backlog, we expect approximately 51% to be recognized as revenue over the course of 2020. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation system can vary significantly from one reporting period to the next.

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic navigation system and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue and efforts are ongoing to ensure the availability of integrated next generation systems and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

We were incorporated in Delaware in June, 1990 as Stereotaxis, Inc. Our principal executive offices are located at 4320 Forest Park Avenue, Suite 100, St. Louis, Missouri 63108, and our telephone number is (314) 678-6100.

THE STEREOTAXIS VALUE PROPOSITION

Although great strides have been made in manual device technology and in related manual interventional techniques, significant challenges remain that reduce interventional productivity and limit both the number of complex procedures and the types of diseases that can be treated manually. These challenges primarily involve the inherent mechanical limitations of manual instrument control and the lack of integration of the information systems used by physicians in the interventional lab as well as a significant amount of training and experience required to ensure proficiency. As a result, many complex cases in electrophysiology are treated with palliative drug therapy, and many complex procedures in interventional cardiology are still referred to as highly invasive bypass surgeries.

Our systems address the current challenges in the interventional lab by providing precise computerized control of the working tip of the interventional instrument and by integrating this control with the visualization technology and information systems used during electrophysiology and interventional cardiology procedures, on a cost-justified basis.

We believe that our systems will:

●	Improve patient outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices can lead to sub-optimal results in many procedures. Conversely, the precise control of multiple complex diagnostic and therapeutic devices by a single physician can lead to better outcomes for the patient. Precise instrument control is necessary for treating a number of cardiac conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. Maintaining this precision and contact can be very challenging, especially in the most complex procedures, such as those for the treatment of ventricular tachycardia. For coronary artery disease, precise and correct navigation and placement of expensive stents also have a significant impact on procedure costs and outcomes. We believe our robotic technology can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by affecting more precise, safe, treatments once these sites are reached.

●	Expand the market by enhancing the treatment of more complex cases. Treatment of a number of major diseases, including ventricular tachycardia, atrial fibrillation, congenital heart diseases, and critical limb ischemia due to chronic total occlusions of peripheral arteries, is highly problematic using conventional wire and/or catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias, such as ventricular tachycardia and atrial fibrillation are often referred to other more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases interventionally. Because our robotic technology provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult ventricular tachycardia, atrial fibrillation, and congenital heart diseases to be treated interventionally on a much broader scale than today.

●	Enhance patient and physician safety. The clinical value of our robotic magnetic navigation system has been demonstrated in over 350 publications and in more than 100,000 procedures. A systematic review of all peer-reviewed publications on our technology observed that robotic magnetic navigation reduced major complication rates by 62%, minor complications by 43% and patient radiation duration by 31% in comparison to traditional manual intervention. These safety benefits to patients are complemented by improved occupational safety for the physicians and nursing staff who are performing the procedures. Healthcare professionals face long term orthopedic and exposure risks which are mitigated by our robotic technology. 49% of professionals performing manual procedures suffer from orthopedic injury. 85% of brain tumors in interventional physicians present on the left side of the brain which is the side typically exposed to radiation when performing a manual procedure. Our robotic technology improves physician safety and reduces physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

●	Improve clinical workflow and information management. Complex ablation procedures involve several sources of information, which conventionally require a physician to mentally integrate and process large quantities of information from different sources in real time, often from separate user interfaces. Sources of information include real time x-ray and/or ultrasound images, real time location sensing systems providing the 3-D location of a catheter tip, pre-operative map of the electrical activity of the heart, real time recording of electrical activity of the heart, and temperature feedback from an ablation catheter. The Odyssey Solution improves clinical workflow and information management efficiency by integrating and synchronizing the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse and keyboard control.

●	Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Conventional interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that our robotic technology can reduce procedure times compared to manual procedures, especially in the most complex procedures such as the treatment of ventricular tachycardia. We believe the robotic magnetic navigation system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from robotics can result from decreased use of multiple catheters, high-end deflectable sheaths, and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

●	Improve physician skill levels in order to improve the efficacy of complex cardiology procedures. Training required for physicians to safely and effectively carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of physicians who are skilled in performing more complex procedures. We believe that our robotic technology can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventional physicians, with more standardized outcomes. In addition, interventional physicians can learn to use robotic systems in a relatively short period of time. The robotic magnetic navigation system can also be programmed to carry out sequences of complex navigation automatically further enhancing ease of use. We believe the Odyssey Solution can allow advanced training online thereby accelerating learning.

●	Help hospitals recruit physicians and attract patients. Due to the clinical benefits of the our products, we believe hospitals will realize significant operational benefits when recruiting physicians to work in a more safe procedure environment, while attracting patients who desire to have safer procedures that lead to better long term outcomes.

PRODUCTS

Robotic Magnetic Navigation

Our proprietary robotic magnetic navigation systems (RMN) include the Genesis RMN and Niobe Systems. These systems are designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. Our systems provide physicians with precise remote digital instrument control in combination with sophisticated image integration. It can be operated either from an adjacent room and outside the x-ray fluoroscopy field or beside the patient table, as in traditional interventional procedures. The RMN system allows the operator to navigate disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to deliver treatment by using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled by the working tip to arrive at its position in the blood vessels or chambers of the heart. This results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the device.

Through our arrangements with fluoroscopy system manufacturers and providers of catheters and electrophysiology mapping systems, we provide compatibility between the robotic magnetic navigation system and the visualization and information systems used during electrophysiology procedures in order to provide the physician with a comprehensive information and instrument control system. In addition, we have integrated the robotic magnetic navigation system with 3D catheter location sensing technology to provide accurate real-time information as to the 3D location of the working tip of the instrument.

The components of the robotic magnetic navigation system are identified and described below:

Robotic Magnetic Navigation System. Our robotic magnetic navigation systems utilize two permanent magnets mounted on articulating and pivoting arms with one magnet on either side of the patient table. These magnets generate magnetic navigation fields that are less than the strength of fields typically generated by MRI equipment and therefore require significantly less shielding, and cause significantly less interference, than MRI equipment. The robotic magnetic navigation system is indicated for use in cardiac, peripheral and neurovascular applications.

Cardiodrive® Automated Catheter Advancement System. As the physician conducts the procedure from the adjacent control room, the Cardiodrive Automated Catheter Advancement System (“Cardiodrive”) in conjunction with the QuikCAS automated catheter advancement system is used to remotely advance and retract the electrophysiology catheter in the patient’s heart while the robotic magnetic navigation system magnets precisely steer the working tip of the device.

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

Stereotaxis Imaging Model S X-ray System

Developed in collaboration with Omega Medical Imaging, and designed to be specifically available with RMN Systems, the Stereotaxis Imaging Model S provides an integrated complete solution for a robotic interventional operating room. It is a single-plane, full-power x-ray system and includes the c-arm, powered table, motorized boom, and large high-definition monitors. Stereotaxis Imaging Model S incorporates modern fluoroscopy technology to support high quality imaging while minimizing radiation exposure for patients and physicians. The combination of RMN Systems with Stereotaxis Imaging Model S is designed to reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

Disposables and Other Accessories

Our robotic magnetic navigation systems are designed to use a toolkit of proprietary disposable interventional devices. The toolkit currently consists of:

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

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 33% of revenue for the years ended December 31, 2019 and 2018, respectively.

In addition, we also manufacture and market various disposable (the V-Loop, V-Sono, V-CAS, and V-CAS Deflect) components which can be manipulated by our Vdrive™ Robotic Navigation System a complimentary product that provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures.

Other Recurring Revenue

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 47% and 52% of revenue for the years ended December 31, 2019 and 2018, respectively.

Regulatory Approval

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries.

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

FINANCIAL INFORMATION ABOUT CUSTOMERS

Revenue from Biosense Webster Inc. related to royalties accounted for $2.8 million and $2.9 million, or 10%, of total net revenue for the years ended December 31, 2019 and 2018. No other single customer accounted for more than 10% of total revenue for the years ended December 31, 2019 and 2018.

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

Interventional Neuroradiology, Neurosurgery and Other Interventional Applications

Physicians used a predecessor to our Niobe System to conduct a number of procedures for the treatment of brain aneurysms, a condition in which a portion of a blood vessel wall balloons and which can result in debilitating or fatal bleeding and strokes. We believe the robotic magnetic navigation system also has a range of potential applications in minimally invasive neurosurgery, including biopsies and the treatment of tumors, treatment of vascular malformations and fetal interventions.

STRATEGIC RELATIONSHIPS

We have entered into business arrangements with technology leaders in the global interventional market, including manufacturers of fluoroscopy systems, ablation catheters, and electrophysiology mapping systems, that we believe aid us in commercializing our robotic magnetic navigation system. These arrangements are important to us as they provide for the integration of our system with digital imaging and 3D catheter location sensing technology, as well as catheters compatible with our system.

Imaging

We have successfully integrated our robotic magnetic navigation system with digital fluoroscopy systems to provide advanced interventional lab visualization and instrument control through user-friendly computerized interfaces. The maintenance of these arrangements, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue and efforts are ongoing to ensure the availability of integrated next generation systems and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

Disposables Devices

We have successfully integrated Biosense Webster’s advanced 3D catheter location sensing technology with our robotic magnetic navigation system. We also have entered into strategic relationships with other diagnostic mapping technologies to provide a robust open ecosystem where physicians and patients benefit from the broad integration of procedure data.

With Biosense Webster, we have jointly developed associated location and non-location sensing electrophysiology mapping and ablation catheters that are navigable with our robotic magnetic navigation system. We believe that these integrated products provide physicians with the elements required for effective complex electrophysiology procedures: highly accurate information as to the exact location of the catheter in the body and highly precise control over the working tip of the catheter.

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 10% of revenue for the years ended December 31, 2019 and 2018.

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

Additionally, we have entered into a broad strategic collaboration with Osypka AG. This collaboration includes the development of a next-generation magnetic ablation catheter to be navigated using Stereotaxis’ robotic technology. Stereotaxis is funding the development and will be the sole owner of the catheter.

The maintenance of these arrangements, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships or collaborations will continue.

RESEARCH AND DEVELOPMENT

We have assembled an experienced group of engineers and physicists with recognized expertise in magnetics, software, control algorithms, systems integration and disposable interventional device modeling and design.

Our research and development efforts are focused in the following areas:

●	continuing to enhance our existing Robotic Magnetic Navigation Systems, Odyssey Solution, and Vdrive System through ongoing product and software development; and

●	designing new proprietary disposable interventional devices for use with our systems.

Our research and development team collaborates with strategic third parties to integrate our robotic magnetic navigation system’s open architecture platform with key imaging, location sensing and information systems in the interventional lab. We have also collaborated with a number of highly regarded interventional physicians in key clinical areas and have entered into agreements with a number of universities and teaching hospitals, which serve to increase our access to world class physicians and to expand our name recognition in the medical community.

CUSTOMER SERVICE AND SUPPORT

We provide worldwide maintenance and support services to our customers for our integrated products directly or with the assistance of outsourced product and service representatives. By utilizing these relationships, we provide direct, on-site technical support activities, including call center, customer support engineers and service parts logistics and delivery. In certain situations, we use these third parties as a single point of contact for the customer, allowing us to focus on providing installation, training, and back-up technical support.

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

MANUFACTURING

Robotic Magnetic Navigation Systems and Odyssey Solution

Our manufacturing strategy for our Robotic Magnetic Navigation Systems and Odyssey Solution is to sub-contract the manufacture of major subassemblies of our systems to maximize manufacturing flexibility and lower fixed costs. We maintain quality control for all of our systems by completing final system assembly and inspection in-house.

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

Software

The software components of the robotic magnetic navigation system and Odyssey Solution, including control and application software, are developed both internally and with integrated modules we purchase or license. We perform final testing of software products in-house prior to their commercial release.

General

Our manufacturing facility operates under processes that meet the FDA’s requirements under the Quality System Regulation (QSR). Our ISO registrar and European notified British Standard Institution (BSI) has audited our facility annually since 2001 and found the facility to be in compliance with relevant requirements. The most recent ISO 13485 and MDSAP Certificate of Registration was issued in 2020.

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

Our sales and marketing efforts include two important elements: (1) selling robotic magnetic systems and Odyssey Solutions, and Vdrive systems directly and through distributors; and (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service.

REIMBURSEMENT

We believe that substantially all of the procedures, whether commercial or in clinical trials, conducted in the U.S. with the Niobe System have been reimbursed to date. We expect that third-party payors will reimburse, under existing billing codes, procedures in which compatible ablation catheters are used. We expect healthcare facilities in the U.S. to bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurers, for services performed with our products. We believe that procedures performed using our products, or targeted for use by products that do not yet have regulatory clearance or approval, are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot guarantee that reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures using the robotic magnetic navigation system.

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

We have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposable interventional devices and our 3D integration technology. As of December 31, 2019, we had 70 issued U.S. patents, 1 co-owned U.S. patent and no licensed-in U.S. patents. In addition, we had 4 pending U.S. patent applications and 1 co-owned U.S. patent application. As of December 31, 2019 we had 28 issued foreign patents and 5 owned foreign patent applications. The key patents that protect our Niobe and Genesis RMN Systems extend until 2022 and beyond. We also have a number of invention disclosures under consideration and several applications that are being prepared for filing. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted in the future will provide us with protection.

It would be technically difficult and costly to reverse engineer our robotic magnetic navigation system, which contains numerous complex algorithms that control our disposable devices inside the magnetic fields generated by the robotic magnetic navigation system. We further believe that our patent portfolio is broad enough in scope to enable us to obtain legal relief if any entity not licensed by us attempted to market disposable devices in the U.S. that can be navigated by the robotic magnetic navigation system. We can also utilize security keys, such as embedded smart chips or associated software that could allow our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system.

We have also developed substantial expertise in magnet design, magnet physics and magnetic instrument control that was developed in connection with the development of the robotic magnetic navigation system, which we maintain as trade secrets. This expertise centers around our proprietary magnet design, which is a critical aspect of our ability to design, manufacture and install a cost-effective magnetic navigation system that is small enough to be installed in a standard interventional lab. Our Odyssey Solution contains numerous complex algorithms and proprietary software and hardware configurations, and requires substantial knowledge to design and assemble, which we maintain as trade secrets. This proprietary software and hardware, some of which is owned by Stereotaxis, and some of which is licensed to Stereotaxis, is a material aspect of the ability to design, manufacture and install a cost-effective and efficient information integration, storage, and delivery platform.

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

In electrophysiology we consider the primary competition to our robotic magnetic navigation system to be traditional catheter-based electrophysiology ablation approaches including RF (radiofrequency) ablation and non-RF therapies. To our knowledge, we are the only company that has commercialized remote, digital and direct control of the working tip of catheters for use in RF ablation procedures. Our success depends in part on convincing hospitals and physicians to convert traditional interventional procedures to procedures using our robotic magnetic navigation system.

We face competition from companies that are developing and marketing new products for use in electrophysiology. These products include next generation mapping systems and RF ablation devices with which our robotic magnetic navigation system is not currently compatible, as well as non-RF ablation devices including single-shot cryoablation devices and other new products for use in other interventional therapies. Some of these products are marketed by companies that may have an established presence in the field of electrophysiology, including major imaging, capital equipment and disposables companies that are currently selling products in the interventional lab. In addition, we face competition from companies that currently market or are developing drugs, gene or cellular therapies to treat the conditions for which our products are intended.

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

We face direct competition to certain products in our Odyssey Solution. These competitors include established imaging companies as well as dedicated solution providers. We expect to continue to face competitive pressure in this market in the future, based on the rapid pace of advancements with this technology.

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

U.S. Food and Drug Administration

Unless an exemption applies, each medical device we wish to commercially market in the United States will require 510(k) clearance, de novo approval, or pre-market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device, known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, or life-supporting, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring pre-market approval, or PMA. The majority of our current products are Class II devices requiring 510(k) clearances. Biosense Webster’s compatible catheters used with our magnetic navigation system are Class III therapeutic devices and are subject to the PMA process.

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

After a device is placed on the market, numerous regulatory requirements apply. These include for example:

●	The Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, documentation and other quality assurance procedures during product design and throughout the manufacturing process;

●	Labeling requirements and the FDA prohibitions against promoting products for uncleared, unapproved or “off-label” uses;

●	Medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

●	Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act

.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations. If we fail to comply with the QSR or other regulatory requirements, we may receive a warning or untitled letter from the FDA or be subject to other enforcement actions, including fines, injunctions, civil penalties, seizures, operating restrictions, partial suspension or total shutdown of production, refusing requests for 510(k) clearance, de novo petitions, or PMA approval of new products, withdrawing 510(k) clearance, de novo approvals, or PMA approvals already granted, and criminal prosecution. The FDA also has the authority to require us to repair, replace or refund the cost of any medical device that we have manufactured or distributed if there is a reasonable probability that the device would cause serious, adverse health consequences or death.

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

Certificate of Need Laws

In a number of states in the U.S., a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or various types of advanced medical equipment, such as our robotic magnetic navigation system. Many of the states in which we sell robotic magnetic navigation systems have laws that require institutions located in those states to obtain a certificate of need in connection with the purchase of our system, and some of our purchase orders are conditioned upon our customer’s receipt of necessary certificate of need approval.

Employees

As of December 31, 2019, we had 118 employees, 32 of whom were engaged directly in research and development, 55 in sales and marketing activities, 17 in manufacturing and service, and 14 in general administrative activities including finance, information systems, legal and general management. A significant majority of our employees are not covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

The Company has sustained operating losses throughout its corporate history and expects that its 2020 expenses will exceed its 2020 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of our robotic magnetic navigation system as well as by new placements of capital systems. The Company’s plans for improving the liquidity conditions primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through debt or equity financing.

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

Hospital decision-makers may not purchase our Robotic Magnetic Navigation Systems or related products or may think that such systems and products are too expensive.

To achieve and grow sales, hospitals must purchase our products, and in particular, our robotic magnetic navigation system. The robotic magnetic navigation system is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision for the robotic magnetic navigation system based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the robotic magnetic navigation system is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. Although priced significantly below a robotic magnetic navigation system, the Odyssey Solution is still an expensive product. If hospitals do not widely adopt our systems, or if they decide that they are too expensive, we may never become profitable. Any failure to sell as many systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, and cash flow.

If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.

Our backlog, which consists of purchase orders and other commitments, is considered by some investors to be a significant indicator of future performance. Consequently, negative changes to this backlog or its failure to grow commensurate with expectations could negatively impact our future operating results or our share price. Our backlog includes those outstanding purchase orders and other commitments that management believes will result in recognition of revenue upon delivery or installation of our systems. We cannot assure you that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations or by project changes or delays. System installation is, by its nature, subject to the interventional lab construction or renovation process which comprises multiple stages, all of which are outside of our control. Although the actual installation of our robotic magnetic navigation system requires only a few weeks, and can be accomplished by either our staff or by subcontractors, successful installation of our system can be subjected to delays related to the overall construction or renovation process. If we experience any failures or delays in completing the installation of these systems, our reputation would suffer and we may not be able to sell additional systems. We have experienced situations in which our purchase orders and other commitments did not result in recognizing revenue from placement of a system with a customer. In addition to construction delays, there are risks that an institution will attempt to cancel a purchase order as a result of subsequent project review by the institution or the departure from the institution of physicians or physician groups who have expressed an interest in purchasing our products.

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

We anticipate that our robotic magnetic navigation system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ interventional lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, historically the majority of our products have been delivered less than one year after the receipt of a purchase order from a hospital, with the timing being dependent on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. We cannot assure you that the time from purchase order to delivery for systems to be delivered in the future will be consistent with our historical experience. Moreover, a global economic slowdown may cause our customers to further delay construction or significant capital purchases, which could further lengthen our sales cycle. This may contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

The rate of technological innovation of our products might not keep pace with the rest of the market.

The rate of innovation for the market in which our products compete is fast-paced and requires significant resources and innovation. If other products and technologies are developed that compete with, or may compete with, our products, it could be difficult for us to maintain our advantages associated with being an early developer of this technology. Likewise, the innovation and development cycle of competitors may impact our research and development efforts and ultimately, commercial adoption of viable research and development efforts. In addition, connectivity with other devices in the electrophysiology lab is a key driver of value. If the Company is not able to continue to commit sufficient resources to ensure that its products are compatible with other products within the electrophysiology lab, this could have a negative impact on revenue.

General economic conditions could materially adversely impact us.

Our operating performance is dependent upon economic conditions in the United States and in other countries in which we operate. Uncertainty about current global economic conditions and future global economic conditions may cause customers to delay purchasing or installation decisions or cancel existing orders. The robotic magnetic navigation systems and Odyssey Solution are typically purchased as part of a larger overall capital project and an economic downturn or the lack of a robust recovery might make it more difficult for our customers, including distributors, to obtain adequate financing to support the project or to obtain requisite approvals. Any delay in purchasing decisions or cancellation of purchasing commitments may result in a decrease in our revenues. A credit crisis could further affect our business if key suppliers are unable to obtain financing to manufacture our products or become insolvent and we are unable to manufacture product to meet customer demand. If the United States and global economy becomes sluggish or deteriorates for a longer period than we anticipate, we may experience a material negative decrease on the demand for our products which may, in turn, have a material adverse effect on our revenue, profitability, financial condition, ability to raise additional capital and the market price of our stock.

Physicians may not use our products if they do not believe they are safe, efficient and effective.

We believe that physicians will not use our products unless they determine that our products provide a safe, effective and preferable alternative to interventional methods in general use today. If longer-term patient studies or clinical experience indicate that treatment with our system or products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. If physicians do not use our products, we likely will not become profitable or generate sufficient cash to continue as a going concern.

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

Our product commercialization plans could be disrupted, leading to lower than expected revenue and a material and adverse impact on our results of operations and cash flow, if:

●	we fail to or are unable to maintain adequate compatibility of our products with the most prevalent imaging products or disposable interventional devices expected by our customers for their clinical practice;
●	any of our collaboration partners delays or fails in the integration of its technology or new products with our robotic magnetic navigation system;
●	any of our collaboration partners fails to develop or commercialize the integrated products in a timely manner; or
●	we become involved in disputes with one or more of our collaboration partners regarding our collaborations.

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

In order for physicians to learn to use the robotic magnetic navigation system, they must attend structured training sessions in order to familiarize themselves with a sophisticated user interface and they must be committed to learning the technology. Further, physicians must utilize the technology on a regular basis to ensure they maintain the skill set necessary to use the interface. Continued market acceptance could be delayed by lack of physician willingness to attend training sessions, by the time required to complete this training, or by state or institutional restrictions on our ability to provide training. An inability to train a sufficient number of physicians to generate adequate demand for our products could have a material adverse impact on our financial condition and cash flow.

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

Our robotic magnetic navigation system generates magnetic fields that directly govern the motion of the internal, or working, tip of disposable interventional devices. If other equipment in the interventional labs or elsewhere in a hospital is incompatible with the magnetic fields generated by our system, or if our system interferes with such equipment, we may be required to install additional shielding, which may be expensive and which may not solve the problem. If magnetic interference becomes a significant issue at targeted institutions, it would increase our installation costs at those institutions and could limit the number of hospitals that would be willing to purchase and install our systems, either of which would adversely affect our financial condition, results of operations and cash flow.

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

We depend on contract manufacturers to produce and assemble certain of the components of our systems and other products such as our electrophysiology catheter advancement device and other disposable devices. We also depend on various third party suppliers for the magnets we use in our robotic magnetic navigation system and certain components of our Odyssey Solution. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our robotic magnetic navigation system and certain components of our Odyssey Solution, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

Lead times for materials and components ordered by us and our contract manufacturers vary and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We, and our contract manufacturers, acquire materials, complete standard subassemblies and assemble fully configured systems based on sales forecasts. If orders do not match forecasts, we, as well as our contract manufacturers, may have excess or inadequate inventory of materials and components.

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

We also rely on Biosense Webster and other parties to manufacture a number of disposable interventional devices for use with our robotic magnetic navigation system. If these parties cannot manufacture sufficient quantities of disposable interventional devices to meet customer demand, or if their manufacturing processes are disrupted, our revenue and profitability would be adversely affected.

Risks associated with international manufacturing and trade could negatively impact the availability and cost of our products because materials used to manufacture our magnets, one of our key system components, are sourced from overseas.

We purchase the permanent magnets for our robotic magnetic system from a manufacturer that uses material produced in Japan, and we anticipate that a certain amount of the production work for these magnets will be performed for this manufacturer in China. In addition, our subcontractor purchases magnets for our disposable interventional devices directly from a manufacturer in Japan. The relationships with these manufacturers and suppliers are generally on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. These vendors could discontinue sourcing or supplying these magnets at any time. If any of our significant vendors were to discontinue their relationship with us or with our subcontractor, or if the factories were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our supply of magnets as we transition our orders to new vendors or factories which could, in turn, cause a significant increase in price or a disruption of imports, including the imposition of import restrictions, could adversely affect our business, financial condition and results of operations. The flow of components from our vendors could also be adversely affected by financial or political instability or travel restrictions or bans in any of the countries in which the goods we purchase are manufactured, if the instability or restriction affects the production or export of product components from those countries. Trade restrictions in the form of tariffs or quotas, or both, could also affect the importation of those product components and could increase the cost and reduce the supply of products available to us. In addition, decreases in the value of the U.S. dollar against foreign currencies, or significant price increase from these suppliers, could increase the cost of products we purchase from overseas vendors.

We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.

We subcontract all or part of the manufacture and assembly of components of our products and devices. The products we design may not satisfy all of the performance requirements of our customers and we may need to improve or modify the design or ask our subcontractors to modify their production process in order to do so. In addition, we or our subcontractors may experience quality problems, substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, our revenue may be impacted.

A pandemic, epidemic or outbreak of infectious disease could have an adverse effect our business, operating results or financial condition.

Our business could be adversely impacted by the effects of a pandemic, epidemic, or outbreak of an infectious disease, such as the recent and ongoing coronavirus outbreak. Disruptions to our business could include restrictions on our ability to travel and distribute our products, disruptions of our global supply chain, suspension of operations by our customers, or deferral of procedures in impacted areas. In addition, the outbreak of contagious diseases or the fear of such an outbreak could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the demand for our product. Any of these events could negatively impact our business, operating results or financial condition.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cyber security measures (including employee and third-party training, use of user names and passwords for access to information technology systems, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. We have programs in place to detect, contain, and respond to data security incidents, and we continually make improvements to our networks and systems in order to minimize or eliminate vulnerabilities. However, because the techniques used to exploit systems change frequently and can be difficult to detect, we may not be able to prevent these intrusions or mitigate them when and if they occur. Additionally, we rely on some information technology networks and systems managed by third parties, and we rely on these third parties to deploy appropriate measures to protect their systems and networks. Vulnerabilities in their systems could compromise the security of our own infrastructure. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats has had a material impact on our business or operations.

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

The robotic magnetic navigation system is designed to have the potential for expanded applications beyond electrophysiology and interventional cardiology, including congestive heart failure, structural heart repair, interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine. However, we have limited financial and managerial resources and, therefore, may be required to focus on products in selected industries and sites and to forego efforts with regard to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

Our manufacturing processes must comply with the FDA’s QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. The FDA enforces the QSR through inspections. We cannot assure you that we or our suppliers or subcontractors would pass such an inspection. The European Union recently adopted new EN ISO 13485:2016 standards, and we have been certified to these standards. If we or our suppliers or subcontractors fail to comply with the FDA regulation or EN ISO 13485:2016 standards, we or they may be required to cease all or part of our operations for some period of time until we or they can demonstrate that appropriate steps have been taken to comply with such standards or face other enforcement action, such as a public warning letter, untitled letter, fines, injunctions, civil penalties, seizures, operating restrictions, partial suspension or total shutdown of production, refusing requests for 510(k) clearance, de novo petitions, or PMA approval of new products, withdrawing 510(k) clearance, de novo approvals, or PMA approvals already granted, and/or criminal prosecution. We cannot be certain that our facilities or those of our suppliers or subcontractors will comply with the FDA or EN ISO 13485:2016 standards in future audits by regulatory authorities. Failure to pass such an inspection could force a shutdown of manufacturing operations, a recall of our products or the imposition of other enforcement sanctions, which would significantly harm our revenue and profitability. Further, we cannot assure you that our key component suppliers are or will continue to be in compliance with applicable regulatory requirements and quality standards and will not encounter any manufacturing difficulties. Any failure to comply with the FDA’s QSR or EN ISO 13485:2016, by us or our suppliers, could significantly harm our available inventory and product sales. Further, any failure to comply with FDA’s QSR, by us or our suppliers, could result in the FDA refusing requests for and/or delays in 510(k) clearance, de novo approval, or PMA approval of new products.

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

Healthcare policy changes, including the potential repeal or amendment of any existing legislation, may have a material adverse effect on us.

In response to perceived increases in health care costs in recent years, there have been and continues to be proposals by the federal administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system.

Decisions by both the federal and state governments on funding priorities for various healthcare programs impact the finances of our customers on an ongoing and recurring basis. Such decisions may impact purchasing decisions of a customer.

Changes to, or repeal of, the 2010 Patient Protection and Affordable Care Act (PPACA), which the administration and certain members of Congress have affirmatively indicated that they will pursue, could materially and adversely affect our business and financial position, and results of operations. Even if the PPACA is not amended or repealed, the administration could propose changes impacting implementation of the PPACA, which could materially and adversely affect our financial position or operations. However, we cannot currently predict the content, timing or impact that any such future legislation will have on our business.

The application of state certificate of need regulations and compliance by our customers with federal and state licensing or other international requirements could substantially limit our ability to sell our products and grow our business.

Some states require health care providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items such as our products. In many cases, a limited number of these certificates are available. As a result of this limited availability, hospitals and other health care providers may be unable to obtain a certificate of need for the purchase of our systems. Further, our sales and installation cycle our robotic magnetic navigation systems may be typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive payments from government-sponsored health care programs such as Medicare and Medicaid, receive full reimbursement from third party payors, and maintain their customers. Our international customers may be required to meet similar or other requirements. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation, or the failure of our customers to satisfy the other necessary requirements under government-sponsored health care programs or other requirements could cause our sales to decline.

Hospitals or physicians may be unable to obtain reimbursement from third-party payors for procedures using our products, or reimbursement for procedures may be insufficient to recoup the costs of purchasing our products.

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

We intend to continue to devote significant efforts to marketing our systems and products outside of the U.S. This strategy will expose us to numerous risks associated with international operations, which could adversely affect our results of operations and financial condition, including the following:

●	currency fluctuations that could impact the demand for our products or result in currency exchange losses;

●	export restrictions, tariff and trade regulations and foreign tax laws;

●	customs duties, export quotas or other trade restrictions;

●	travel restrictions or bans;

●	economic and political instability; and

●	shipping delays.

In addition, contracts may be difficult to enforce and receivables may be difficult to collect through a foreign country’s legal system.

We have been in the past, and may be again in the future, limited in our inability to use a short form registration statement on Form S-3, which may affect our ability to access the capital markets, if needed.

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

If we become ineligible to use Form S-3, we would be required to use long form registration and could experience delays. In addition, our ability to undertake certain types of financing transactions may be limited or unavailable to us without the ability to use Form S-3. Furthermore, because of the delay associated with long form registration and the limitations on the financing transactions we may undertake, the terms of any financing transaction we would be able to conduct may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies and continue to operate as a going concern.

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

As of December 31, 2019, we had 5.6 million shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 42.5 million shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock. Our Series A Convertible Preferred Stock bears dividends at a rate of six percent (6.0%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash, except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Convertible Preferred Stock. Instead, the value of the accrued dividends is added to the liquidation preference of the Series A Convertible Preferred Stock and will increase the number of shares of common stock issuable upon conversion, which will dilute the ownership of our common stockholders.

In addition, a significant number of shares of our common stock are subject to warrants, stock options and stock appreciation rights, and we may request the ability to issue additional such securities. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. While we cannot predict the effect, if any, that future exercises of warrants or future sales of debt, our common stock, other equity securities or securities convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock, it is likely that sales of substantial amounts of our common stock (including shares issued upon the exercise of warrants, stock options, stock appreciation rights or the conversion of any convertible securities outstanding now or in the future, including the Series A and Series B Convertible Preferred Shares), will dilute the ownership of our existing stockholders and that the perception that such sales could occur, will adversely affect prevailing market prices for our common stock.

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

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of common stock to date and we currently intend to retain our future earnings to fund the development and growth of our business. In addition, the terms of our loan agreement prohibit us from declaring dividends without the prior consent of our lender. As a result, capital appreciation, if any, of our common stock will be an investor’s sole source of gain for the foreseeable future.

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

In addition, our collaboration agreement with Biosense Webster contains provisions that may similarly discourage a takeover and negatively affect our share price as described above under “Business-Strategic Relationships”.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SEC regulations such as the Dodd-Frank Wall Street Reform and Consumer Protection Act have in the past created uncertainty for public companies. We continue to evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

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

Until September 2019, our common stock was traded on the OTCQX® Best Market. While our common stock is now traded on the NYSE American Market, trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2019, our common stock traded between $1.07 and $5.82 per share, on trading volume ranging from approximately 2,800 to 1.7 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

These factors, as well as general economic, credit, political and market conditions, may materially adversely affect the market price of our common stock. As with the stock of many other public companies, the market price of our common stock has been particularly volatile during the recent period of upheaval in the capital markets and world economy. This excessive volatility may continue for an extended period of time following the filing date of this report. Furthermore, the stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Volatility in the price of our common stock on the NYSE American Market may depress the trading price of our common stock, which could, among other things, allow a potential acquirer of the Company to purchase a significant amount of our common stock at low prices. In addition, the volatility of our stock price could lead to class action securities litigation being filed against us, which could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

If we fail to continue to meet all applicable NYSE American Market requirements and the NYSE American determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, which would impair the value of your investment and ultimately harm our business by limiting our access to equity markets for capital raising.

Our common stock is currently listed on the NYSE American Market. We currently meet the continued listing standards of NYSE American. However, we cannot guarantee that we will be able to continue to comply with the required standards in order to maintain a listing of our common stock on the NYSE American. If we fail to continue to meet all applicable NYSE American requirements in the future and the NYSE American determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, which would adversely affect our ability to obtain financing for the continuation of our operations, as a result, harming our business. This delisting could also impair the value of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2019 fiscal year and that remain unresolved.

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

We lease approximately 2,200 square feet of office space in Maple Grove, Minnesota, under a lease agreement through October 30, 2021, and have leased office space in Amsterdam, The Netherlands through August 31, 2020. In addition, we lease an office space in Beijing, China under a lease agreement through September 8, 2020 and an office space in Japan through April 30, 2020.

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

PRICE RANGE OF COMMON STOCK

Our common stock began trading on the NASDAQ Global Market under the symbol “STXS” on August 12, 2004 and was transferred to the NASDAQ Capital Market effective August 19, 2013. On August 4, 2016 our common stock was transferred to the OTCQX® Best Market and on September 6, 2019 our common stock was transferred to the NYSE American Market.

As of February 29, 2020, there were approximately 470 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

Overview

Stereotaxis designs, manufactures and markets robotic magnetic navigation systems for use in a hospital’s interventional surgical suite to enhance the treatment of arrhythmias and coronary artery disease. Our primary products include the Genesis RMN System, the Niobe System, the Odyssey Solution, and related devices. We also offer our customers the Stereotaxis Imaging Model S x-ray System. We believe that robotic magnetic navigation systems represent a revolutionary technology in the interventional surgical suite, or “interventional lab,” and have the potential to become the standard of care for a broad range of complex cardiology procedures. We also believe that our technology represents an important advance in the ongoing trend toward digital instrumentation in the interventional lab and provides substantial, clinically important improvements, and cost efficiencies over manual interventional methods, which require years of physician training and often result in long and unpredictable procedure times and sub-optimal therapeutic outcomes.

The Genesis RMN System is the latest generation of the robotic magnetic navigation system. This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. We have received regulatory clearance, licensing and CE Mark approvals necessary for us to market the Genesis RMN System in the U.S. and Europe. The core components of the previous generation robotic magnetic navigation system, the Niobe System, have received regulatory clearance in the U.S., Canada, Europe, China, Japan, and various other countries. As of December 31, 2019, the Company had an installed base of 123 Niobe ES Systems.

Stereotaxis also has developed the Odyssey Solution which consolidates lab information enabling physicians to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution delivering synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training. The Odyssey Solution may be acquired in conjunction with a robotic magnetic navigation system or on a stand-alone basis for installation in interventional labs and other locations where clinicians often desire the benefits of the Odyssey Solution that we believe can improve clinical workflows and related efficiencies.

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic navigation system and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue and efforts are ongoing to ensure the availability of integrated next generation systems and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

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

For multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services and market conditions. The Company regularly reviews standalone selling prices and updates these estimates if necessary.

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period. Revenue from this performance obligation is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; however, warranty costs were not material for the periods presented.

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

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. See Note 2 to the financial statements included elsewhere in this document for additional detail on deferred revenue. The Company did not have any impairment losses on its contract assets for the periods presented.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.3 million as of December 31, 2019 and December 31, 2018. The Company did not incur any impairment losses during any of the periods presented.

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

Cost of Contracts

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and estimated warranty costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred. Cost of sublease revenue is recorded on a straight-line basis.

Stock-based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option and stock appreciation rights grants made to employees, and directors at the fair value of the option granted, and from grants of restricted shares and units to employees, directors, and third-party consultants. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares and units was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants and units is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which are generally earned in periods ranging from six months to two years. Stock compensation expense for performance-based restricted shares, if any, is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to grants to non-employees are re-measured quarterly through the vesting date. Compensation expense is recognized only for those options expected to vest, net of actual forfeitures. Estimates of the expected life of options have been based on the average of the vesting and expiration periods, which is the simplified method under general accounting principles for share-based payments. Estimates of volatility utilized in calculating stock-based compensation have been prepared based on historical data. Actual experience to date has been consistent with these estimates.

The amount of compensation expense to be recorded in future periods may increase if we make additional grants of options, stock appreciation rights or restricted shares. The amount of expense to be recorded in future periods may decrease if the requisite service periods are not completed.

Valuation of Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out (FIFO) method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. Excess manufacturing overhead costs attributable to idle facility expenses, freight, handling costs and wasted material attributable to abnormally low production volumes are excluded from inventory and recorded as an expense in the period incurred.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have established a valuation allowance against the entire amount of our deferred tax assets net of liabilities because we are not able to conclude, due to our history of operating losses, that it is more likely than not that we will be able to realize any portion of the deferred tax assets.

In assessing whether and to what extent deferred tax assets are realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, limitations imposed by Section 382 of the Internal Revenue Code and projections for future losses over periods which the deferred tax assets are deductible, we determined that a 100% valuation allowance of deferred tax assets net of liabilities was appropriate.

Results of Operations

Comparison of the Years ended December 31, 2019 and 2018

Revenue. Revenue decreased to $28.9 million for the year ended December 31, 2019, from $29.3 million for the year ended December 31, 2018, a decrease of approximately 2%. Revenue from sales of systems increased to $2.1 million for the year ended December 31, 2019, from $1.6 million for the year ended December 31, 2018, an increase of approximately 31%. System revenue for the current year included revenue on one Niobe ES System and a total of $1.0 million for Odyssey Systems. System revenue for the prior year included a total of $1.6 million for Odyssey and Odyssey Cinema Systems. Revenue from sales of disposable interventional devices, service and accessories decreased to $25.9 million for the year ended December 31, 2019, from $27.8 million for the year ended December 31, 2018, a decrease of approximately 7%. The decrease was primarily attributable to service revenue. The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record $1.0 million of sublease income as revenue for the year ended December 31, 2019.

Cost of Revenue. Cost of revenue increased to $6.1 million for the year ended December 31, 2019, from $5.7 million for the year ended December 31, 2018, an increase of approximately 7%. As a percentage of our total revenue, overall gross margin decreased from 81% for the year ended December 31, 2018, to 79% for the year ended December 31, 2019, primarily due to changes in product mix. Cost of revenue for systems sold decreased to $1.4 million for the year ended December 31, 2019, from $1.8 million for the year ended December 31, 2018 and gross margin for systems increased to 32% for the year ended December 31, 2019 from (13%) for the year ended December 31, 2018 primarily due to decreased product costs and reductions in prior period inventory related charges. Cost of revenue for disposable interventional devices, service and accessories decreased to $3.7 million for the year ended December 31, 2019, from $3.9 million for the year ended December 31, 2018, resulting in gross margin of approximately 86% in the current year and prior year periods. The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record $1.0 million of cost of sublease for the year ended December 31, 2019.

Research and Development Expense. Research and development expense increased to $9.0 million for the year ended December 31, 2019, from $8.2 million for the year ended December 31, 2018, an increase of approximately 10%. This increase was primarily due to higher project-based spending.

Sales and Marketing Expense. Sales and marketing expense decreased to $12.7 million for the year ended December 31, 2019 from $13.0 million for the year ended December 31, 2018, a decrease of approximately 2%. This decrease was primarily due to a more efficient distribution of clinical adoption and marketing resources favorably impacting both headcount and professional fees as well as the impact of fully depreciated marketing assets.

General and Administrative Expense. General and administrative expenses include finance, information systems, legal, and general management expenses. General and administrative expense increased to $5.8 million for the year ended December 31, 2019 from $4.9 million for the year ended December 31, 2018, an increase of approximately 19%. This increase was primarily driven by higher administrative costs and professional service fees.

Other Income (Expense). Other income (expense) represents the non-cash change in market value of certain warrants previously recorded as a current liability under general accounting principles for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The primary drivers of fluctuations in this balance are changes in the Company’s stock price from one period to the next. There was no other income or expense for the year ended December 31, 2019. Other income for the year ended December 31, 2018 was $2.6 million as a result of the adjustment in fair value of warrants. All such warrants have now expired or have been reclassified to equity.

Interest Income (Expense). Interest income for the year ended December 31, 2019 was $0.2 million compared to interest expense of less than $0.1 million for the year ended December 31, 2018.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2019, and December 31, 2018 to reflect these uncertainties. As of December 31, 2019, we had gross federal net operating loss carryforwards of approximately $104.8 million of which approximately $98.5 million will expire between 2030 and 2037 and approximately $6.3 million can be carried forward indefinitely. As of December 31, 2019, we had state net operating loss carryforwards of approximately $2.0 million which will expire at various dates between 2020 and 2039 if not utilized. We may not be able to utilize all of these loss carryforwards prior to their expiration.

Liquidity and Capital Resources

As of December 31, 2019, our accumulated deficit was $481.3 million with cash and cash equivalents of $30.2 million. Since inception, we have financed our operations primarily through cash generated by operations, borrowings on our revolving line of credit and proceeds from our debt and stock offerings. As of December 31, 2019, our borrowing facility was comprised of a revolving line of credit with $3.6 million of unborrowed availability with our primary lender, Silicon Valley Bank.

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

As of December 31, 2019 and December 31, 2018, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2019 the Company had a borrowing capacity of $3.6 million based on the Company’s collateralized assets. The Company’s total liquidity as of December 31, 2019, was $33.8 million which included cash and cash equivalents of $30.2 million.

Common Stock

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and certain conditions of our agreement with our primary lender. No dividends have been declared or paid as of December 31, 2019.

2019 Equity Financing – Common Stock and Series B Convertible Preferred Stock

As disclosed in Note 10, on August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, in a private placement, agreed to issue and sell to the investors an aggregate of 6,585,000 shares of the Company’s common stock, $0.001 par value per share, at a price of $2.05 per share and 5,610,121 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share which are convertible into shares of the Company’s Common Stock, at a price of $2.05 per share. The Series B Preferred Stock, which is a Common Stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into Common Stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Convertible Preferred Stock is reported in the stockholders’ equity section of the balance sheet.

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

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for each of years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Cash flow used in operating activities	$(4,617)	$(2,547)
Cash flow used in investing activities	(29)	(265)
Cash flow provided by financing activities	24,032	9,922

Net cash used in operating activities. We used approximately $4.6 million and $2.5 million of cash in operating activities during the years ended December 31, 2019 and 2018, respectively. The increase in cash used in operating activities from 2018 to 2019 was driven by larger operating losses.

Net cash used in investing activities. We used less than $0.1 million of cash during the year ended December 31, 2019 for the purchases of equipment, and approximately $0.3 million for leasehold improvements and purchases of equipment for the year ended December 31, 2018.

Net cash provided by financing activities. We generated approximately $24.0 million of cash for the year ended December 31, 2019, compared to approximately $9.9 million generated for the year ended December 31, 2018. The cash generated in the year ended December 31, 2019 was driven by the net proceeds from the sale of our common stock and Series B Preferred Stock Securities Purchase Agreement described above in August 2019 and proceeds received from the exercise of warrants. The cash generated in the year ended December 31, 2018 was primarily related to the warrant exercise in March 2018.

At December 31, 2019, we had working capital of approximately $26.7 million, compared to a working capital of approximately $7.8 million at December 31, 2018. The increase in working capital was primarily driven by the net proceeds from the August Securities Purchase Agreement, offset slightly by the net loss incurred during the year ended December 31, 2019 and adoption of the new lease accounting guidance.

As of December 31, 2019 and December 31, 2018, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2019, the Company had a borrowing capacity of $3.6 million based on the Company’s collateralized assets. The maturity date of the revolving line of credit is June 30, 2020.

The credit facility is secured by substantially all of our assets. The credit agreements include customary affirmative, negative and financial covenants. For example, we are restricted from incurring additional debt, disposing of or pledging our assets, entering into merger or acquisition agreements, making certain investments, allowing fundamental changes to our business, ownership, management or business locations, and from making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our loan arrangements, as in effect at December 31, 2019, we are required to meet liquidity covenants as defined in the loan agreement. We are also required under the credit agreements to maintain our primary operating account and the majority of our cash and investment balances in accounts with our primary lending bank. As of December 31, 2019, we were in compliance with all financial covenants of this agreement.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stereotaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stereotaxis Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2020, expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 and Note 9 to the financial statements, effective January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments, using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Stereotaxis, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Stereotaxis, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stereotaxis, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15a, and our report dated, March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

St. Louis, Missouri

March 16, 2020

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$30,182,115	$10,796,072
Accounts receivable, net of allowance of $380,212 and $398,847 in 2019 and 2018, respectively	5,329,577	5,021,111
Inventories, net	1,847,530	1,191,666
Prepaid expenses and other current assets	1,470,922	963,700
Total current assets	38,830,144	17,972,549
Property and equipment, net	250,443	343,693
Operating lease right-of-use assets	4,286,064	-
Other assets	218,103	198,365
Total assets	$43,584,754	$18,514,607

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,099,097	$1,726,360
Accrued liabilities	2,721,104	2,642,481
Deferred revenue	5,092,455	5,825,536
Current portion of operating lease liabilities	2,248,189	-
Total current liabilities	12,160,845	10,194,377
Long-term deferred revenue	554,258	407,151
Operating lease liabilities	2,089,537	-
Other liabilities	255,517	641,461
Total liabilities	15,060,157	11,242,989

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 23,110 and 23,900 shares outstanding at 2019 and 2018, respectively	5,758,190	5,960,475

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 and no shares outstanding at 2019 and 2018, respectively	5,610	-

Common stock, par value $0.001; 300,000,000 shares authorized, 68,529,623 and 59,058,297 shares issued at 2019 and 2018, respectively	68,530	59,058
Additional paid in capital	504,211,040	478,179,574
Treasury stock, 4,015 shares at 2019 and 2018	(205,999)	(205,999)
Accumulated deficit	(481,312,774)	(476,721,490)
Total stockholders’ equity	22,766,407	1,311,143
Total liabilities and stockholders’ equity	$43,584,754	$18,514,607

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
Revenue:
Systems	$2,066,253	$1,582,053
Disposables, service and accessories	25,850,174	27,764,564
Sublease	986,123	-
Total revenue	28,902,550	29,346,617

Cost of revenue:
Systems	1,411,423	1,788,658
Disposables, service and accessories	3,738,914	3,928,521
Sublease	986,122	-
Total cost of revenue	6,136,459	5,717,179

Gross margin	22,766,091	23,629,438

Operating expenses:
Research and development	9,021,403	8,219,387
Sales and marketing	12,733,389	12,965,920
General and administrative	5,838,158	4,901,170
Total operating expenses	27,592,950	26,086,477
Operating loss	(4,826,859)	(2,457,039)

Other income	-	2,590,361
Interest income (expense)	235,575	(16,566)
Net income (loss)	$(4,591,284)	$116,756

Cumulative dividend on convertible preferred stock	(1,429,400)	(1,434,000)
Loss attributable to common stockholders	$(6,020,684)	$(1,317,244)

Net loss per share attributable to common stockholders:
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)

Weighted average number of common shares and equivalents:
Basic	63,051,581	52,082,618
Diluted	63,051,581	52,082,618

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2017	23,900	$5,960,475	-	$-	22,805,731	$22,806	$450,748,403	$(205,999)	$(477,132,808)	$(26,567,598)
Issuance of common stock and warrants					35,792,593	35,793	26,813,524			26,849,317
Share-based compensation							561,115			561,115
Restricted stock vesting					385,606	385	(385)			0
Components of net income									116,756	116,756
Employee stock purchase plan					74,367	74	56,917			56,991
Cumulative catchup for adoption of ASC 606 (1)									294,562	294,562
Balance at December 31, 2018	23,900	$5,960,475	-	$-	59,058,297	$59,058	$478,179,574	$(205,999)	$(476,721,490)	$1,311,143

(1) Represents the adjustments related to the adoption of new accounting standards. See Note 2 for details.

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balance at December 31, 2018	23,900	$5,960,475	-	$-	59,058,297	$59,058	$478,179,574	$(205,999)	$(476,721,490)	$1,311,143
Issuance of common stock and warrants					7,778,806	7,779	13,312,405			13,320,184
Share-based compensation					207,212	207	1,811,877			1,812,084
Components of net loss									(4,591,284)	(4,591,284)
Employee stock purchase plan					39,648	40	80,017			80,057
Preferred stock issuance			5,610,121	5,610			10,626,328			10,631,938
Preferred stock conversion	(790)	(202,285)			1,445,660	1,446	200,839			202,285
Balance at December 31, 2019	23,110	$5,758,190	5,610,121	$5,610	68,529,623	$68,530	$504,211,040	$(205,999)	$(481,312,774)	$22,766,407

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(4,591,284)	$116,756
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	122,736	513,029
Amortization of intangibles	-	65,988
Amortization of deferred finance costs	-	24,657
Non-cash lease expense	2,342,344	-
Share-based compensation	1,330,195	560,973
Net impairment and loss on asset disposal	-	94,931
Adjustment of warrants	-	(2,590,361)
Provision for obsolete inventory	-	320,447
Changes in operating assets and liabilities:
Accounts receivable	(308,466)	(733,856)
Inventories	(655,864)	(365,142)
Prepaid expenses and other current assets	(507,222)	(124,419)
Other assets	(19,738)	26,775
Accounts payable	372,737	72,259
Accrued liabilities	560,482	(552,766)
Deferred revenue	(585,974)	(81,945)
Operating lease liability	(2,290,682)	-
Other liabilities	(385,944)	106,092
Net cash used in operating activities	(4,616,680)	(2,546,582)
Cash flows from investing activities
Purchase of fixed assets	(29,486)	(265,482)
Net cash used in investing activities	(29,486)	(265,482)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	24,032,209	57,137
Proceeds from warrant exercise	-	9,864,697
Net cash provided by financing activities	24,032,209	9,921,834
Net increase in cash and cash equivalents	19,386,043	7,109,770
Cash and cash equivalents at beginning of period	10,796,072	3,686,302
Cash and cash equivalents at end of period	$30,182,115	$10,796,072
Supplemental disclosures of cash flow information:
Interest Paid	-	-

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

1. Description of Business

Stereotaxis designs, manufactures and markets an advanced robotic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias by enabling enhanced safety, efficiency, and efficacy for catheter-based, or interventional, procedures. Our primary products include the Genesis RMN System, the Niobe System, the Odyssey Solution, and related devices. We also offer to our customers the Stereotaxis Imaging Model S x-ray System.

The Genesis RMN and Niobe Systems are designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. As of December 31, 2019, the Company had an installed base of 123 Niobe ES Systems.

In addition to the robotic magnetic navigation systems and their components, Stereotaxis also has developed the Odyssey Solution, which consolidates lab information enabling physicians to focus on the patient for optimal procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution that delivers synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training.

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

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Genesis RMN System in the U.S. and Europe. The, Niobe System, Odyssey Solution, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. The V-CAS Deflect catheter advancement system has been CE Marked for sale in the Europe. Stereotaxis Imaging Model S is CE marked and FDA cleared.

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic navigation system and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue and efforts are ongoing to ensure the availability of integrated next generation systems and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. No cash was restricted at December 31, 2019 or 2018.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). As of December 31, 2019 and December 31, 2018 the Company did not have any financial assets or liabilities valued at fair value on a recurring basis.

Inventory

The Company values its inventory at the lower of cost, as determined using the first-in, first-out (FIFO) method, or market. The Company periodically reviews its physical inventory for obsolete items and provides a reserve upon identification of potential obsolete items. Excess manufacturing overhead costs attributable to idle facility expenses, freight, handling costs and wasted material attributable to abnormally low production volumes are excluded from inventory and recorded as an expense in the period incurred.

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

We generate revenue from initial capital sales of systems as well as recurring revenue from the sale of our proprietary disposable devices, from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters, and from revenue including ongoing software updates and service contracts.

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

For multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services and market conditions. The Company regularly reviews standalone selling prices and updates these estimates as necessary.

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were not material for the periods presented. Revenue from system delivery and installation represented 7% and 5% of revenue for the years ended December 31, 2019 and 2018, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 33% of revenue for the years ended December 31, 2019 and 2018, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 10% of revenue for the years ended December 31, 2019 and 2018.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 47% and 52% of revenue for the years ended December 31, 2019 and 2018, respectively.

Sublease Revenue:

The adoption of new lease accounting guidance as of January 1, 2019 requires the Company to record sublease income as revenue beginning in 2019. Sublease revenue represented 3% of revenue for the year ended December 31, 2019.

	Year Ended December 31,
	2019	2018
Systems	$2,066,253	$1,582,053
Disposables, service and accessories	25,850,174	27,764,564
Sublease	986,123	-
Total revenue	$28,902,550	$29,346,617

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $1.1 million as of December 31, 2019. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	December 31, 2019	December 31, 2018
Contract Assets - Unbilled Receivables	$168,445	$251,867

Customer deposits	-	487,086
Product shipped, revenue deferred	674,324	645,199
Deferred service and license fees	4,972,389	5,100,402
Total deferred revenue	5,646,713	6,232,687
Less: Long-term deferred revenue	(554,258)	(407,151)
Total current deferred revenue	$5,092,455	$5,825,536

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

Revenue recognized for the years ended December 31, 2019 and 2018, that was included in the deferred revenue balance at the beginning of each reporting period was $5.6 million and $5.5 million, respectively.

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.3 million as of December 31, 2019 and December 31, 2018. The Company did not incur any impairment losses during any of the periods presented.

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic relationships under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables at December 31, 2019 or 2018 under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

Share-Based Compensation

Stock options or stock appreciation rights issued to certain non-employees are recorded at their fair value as determined in accordance with general accounting principles for share-based payments and accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services, and recognized over the service period. Deferred compensation for options granted to non-employees is re-measured on a quarterly basis through the vesting or forfeiture date.

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

As of December 31, 2019, the Company had 1,857,599 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $2.22 per share, 46,155 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.70 per share, 42,497,068 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, and 5,610,121 shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock. The Company had no unearned restricted shares outstanding for the period ended December 31, 2019.

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

Revenue from Biosense Webster Inc. related to royalties and Odyssey System sales accounted for $2.8 million and $2.9 million, or 10%, of total net revenue for the years ended December 31, 2019 and 2018. No other single customer accounted for more than 10% of total revenue for the year ended December 31, 2019. No single country other than the U.S. accounted for more than 10% of total revenue for the years ended December 31, 2019 and 2018.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Recently Issued Accounting Pronouncements

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and all subsequent ASUs that modified Topic 842, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. Accounting Standards Codification (“ASC 842”) supersedes the previous lease standard, ASC 840 Leases. The Company adopted ASU 2016-02 using the alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated. There was no cumulative-effect adjustment recorded on January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the new standard provides practical expedients for an entity’s ongoing accounting. The Company elected the practical expedients for ongoing accounting of (1) the election for certain classes of underlying asset to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify. For the Company, as a lessee, the primary impact of adopting ASC 842 was the balance sheet recognition of the right-of-use asset and lease liability for the operating leases. Under the new standard, as a lessor, the Company records the sublease proceeds as Sublease revenue and the related cost as Sublease cost of revenue. See Note 9 for additional details.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05. The standard modifies the measurement approach for credit losses on financial instruments, including trade receivables, from an incurred loss method to a current expected credit loss method, otherwise known as “CECL.” The standard requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions and a forecast that is supportable. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; early adoption is permitted. The standard must be adopted by applying a cumulative adjustment to retained earnings. The Company anticipates adopting the standard in the first quarter of 2020, although it does not expect a significant impact to the Company’s financial results.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its effort to reduce the complexity of accounting standards. The ASU is effective for fiscal years beginning after December 15, 2020. The Company does not expect that the adoption of this new guidance will have a material impact on the Company’s financial results.

3. Inventory

Inventory consists of the following:

	December 31, 2019	December 31, 2018
Raw materials	$3,063,532	$2,686,870
Work in process	515,262	2,594
Finished goods	2,164,187	2,963,013
Reserve for obsolescence	(3,895,451)	(4,460,811)
Total inventory	$1,847,530	$1,191,666

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2019	December 31, 2018
Prepaid expenses	$640,252	$401,972
Prepaid commissions	336,594	304,585
Deposits	712,179	455,508
Total prepaid expenses and other assets	1,689,025	1,162,065
Less: Noncurrent prepaid expenses and other assets	(218,103)	(198,365)
Total current prepaid expenses and other assets	$1,470,922	$963,700

5. Property and Equipment

Property and equipment consist of the following:

	December 31, 2019	December 31, 2018
Equipment	$6,485,873	$6,739,939
Leasehold improvements	2,338,441	2,684,065
	8,824,314	9,424,004
Less: Accumulated depreciation	(8,573,871)	(9,080,311)
Net property and equipment	$250,443	$343,693

Certain prior year amounts have been reclassified to conform to the 2019 presentation.

6. Intangible Assets

The Company’s intangible assets were fully amortized as of December 31, 2018. Amortization expense was $65,988 for the year ended December 31, 2018, as determined under the straight-line method. For the year ended December 31, 2018, the Company also recognized impairment charges of $93,482 in research and development expense related to certain intellectual property rights. The impairment is the result of an analysis that indicated it was probable the undiscounted cash flows derived from the intellectual property would not exceed its book value during its remaining useful life.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2019	December 31, 2018
Accrued salaries, bonus, and benefits	$1,421,150	$1,491,844
Accrued licenses and maintenance fees	483,879	577,389
Accrued warranties	141,697	149,464
Accrued taxes	206,232	192,268
Accrued professional services	383,342	489,017
Other	340,321	383,960
Total accrued liabilities	2,976,621	3,283,942
Less: Long term accrued liabilities	(255,517)	(641,461)
Total current accrued liabilities	$2,721,104	$2,642,481

Certain prior year amounts have been reclassified to conform to the 2019 presentation.

8. Long-Term Debt and Credit Facilities

As of December 31, 2019 and 2018, there were no contractual principal maturities of debt.

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

As of December 31, 2019 and December 31, 2018, the Company had no outstanding debt under the revolving line of credit. Draws on the line of credit are made based on the borrowing capacity one week in arrears. As of December 31, 2019 the Company had a borrowing capacity of $3.6 million based on the Company’s collateralized assets. The Company’s total liquidity as of December 31, 2019, was $33.8 million, which included cash and cash equivalents of $30.2 million. As of December 31, 2019, we were in compliance with all financial covenants of this agreement and we anticipate continued compliance throughout the remainder of 2020.

9. Lease Obligations

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

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. At December 31, 2019, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 2.0 years.

The following table represents lease costs and other lease information.

Year Ended
December 31, 2019
Operating lease cost	$2,342,344
Short-term lease cost	77,185
Sublease income	(986,123)
Total lease cost	$1,433,406

Cash paid within operating cash flows	$2,458,606

The initial recognition of the right of use assets was $6.2 million. Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

The future minimum lease payments under non-cancelable leases as of December 31, 2019 are as follows (excluding any potential sublease income):

December 31, 2019
2020	$2,339,810
2021	2,382,661
2022 and thereafter	-
Total lease payments	$4,722,471
Less: Interest	(384,745)
Present value of lease liabilities	$4,337,726

The undiscounted future cash flows to be received under the sublease are $1.0 million in 2020 and 2021.

10. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2019.

2019 Equity Financing and Series B Convertible Preferred Stock

On August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, in a private placement, agreed to issue and sell to the investors an aggregate of 6,585,000 shares of the Company’s common stock, $0.001 par value per share, at a price of $2.05 per share and 5,610,121 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share which are convertible into shares of the Company’s Common Stock, at a price of $2.05 per share. The Series B Preferred Stock, which is a Common Stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into Common Stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Convertible Preferred Stock is reported in the stockholders’ equity section of the balance sheet.

The Company received net proceeds of approximately $23.1 million, after offering expenses. The Company plans to use the funds for general corporate purposes

Series A Convertible Preferred Stock and Warrants

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

The warrants issued in conjunction with the Series A Convertible Preferred Stock have an exercise price equal to $0.70 per share subject to adjustments as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations. Prior to their modification in February 2018, the warrants were puttable upon the occurrence of certain events outside of the Company’s control, and were classified as liabilities under ASC 480-10. The calculated fair value of the warrants was periodically re-measured with any changes in value recognized in “Other income (expense)” in the Statements of Operations.

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

The Company has reserved shares of common stock for conversion of convertible preferred stock, exercise of warrants, and the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31, 2019	December 31, 2018
Warrants	46,155	1,131,151
Series A Convertible Preferred Stock	46,398,904	47,844,562
Series B Convertible Preferred Stock	5,610,121	-
Stock award plans	3,216,028	4,438,503
Employee Stock Purchase Plan	261,603	51,251
	55,532,811	53,465,467

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In July 2012, the Board of Directors adopted a stock incentive plan (the 2012 Stock Incentive Plan) which was subsequently approved by the Company’s stockholders. This plan replaces the 2002 Stock Incentive Plan which expired on March 25, 2012.

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

A summary of the option and stock appreciation rights activity for the year ended December 31, 2019 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2018	1,165,086	$0.74 - $43.90	$2.54
Granted	1,027,000	$2.03 - $4.48	$2.12
Exercised	(134,313)	$0.74 - $2.15	$1.17
Forfeited	(200,174)	$0.74 - $43.90	$4.29
Outstanding, December 31, 2019	1,857,599	$0.74 - $36.20	$2.22

As of December 31, 2019, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 8.18 years. Of the 1,857,599 options and stock appreciation rights that were outstanding as of December 31, 2019, 523,982 were vested and exercisable with a weighted average exercise price of $3.54 per share and a weighted average remaining term of 6.35 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2019
				Number of	Weighted
		Weighted	Weighted	Options	Average Exercise
	Options	Average	Average	Currently	Price Per Vested
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Share
$0.00 - $1.00	656,444	8.17	$0.74	265,366	$0.74
$1.01 - $2.00	96,333	6.78	$1.50	62,794	$1.73
$2.01- $4.00	957,477	8.83	$2.05	83,477	$2.15
$4.01 - $10.00	117,500	5.94	$4.17	82,500	$4.04
$10.01 - $20.00	-	-	$-	-	$-
$30.01 - $40.00	29,845	0.91	$34.73	29,845	$34.73
	1,857,599	8.18	$2.22	523,982	$3.54

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money at December 31, 2019. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2019 was approximately $6.6 million based on a closing share price of $5.29 on December 31, 2019. There were 494,137 fully vested options or stock appreciation rights outstanding at December 31, 2019 with an exercise price less than the closing stock price on December 31, 2019. During the year ended December 31, 2019 the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was $0.4 million. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2018 was approximately $0.3 million based on a closing share price of $1.08 on December 31, 2018. There were no fully vested options or stock appreciation rights outstanding at December 31, 2018 with an exercise price less than the closing stock price on December 31, 2018. During the year ended December 31, 2018 the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was less than $0.1 million. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2019 and 2018 was $2.12 per share and $0.76 per share, respectively.

A summary of the restricted stock unit activity for the year ended December 31, 2019 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2018	647,649	$0.83
Granted	420,000	$1.98
Vested	(207,212)	$1.36
Forfeited	(19,725)	$0.74
Outstanding, December 31, 2019	840,712	$1.28

The intrinsic value of restricted stock units outstanding at December 31, 2019 was $4.4 million based on a closing share price of $5.29 as of December 31, 2019. During the year ended December 31, 2019, the aggregate intrinsic value of restricted stock units vested was $0.3 million determined at the date of vesting.

As of December 31, 2019, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $1.6 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan (“ESPP”). In June 2014 and again in May 2019, our shareholders approved an amendment of the ESPP to increase the number of shares authorized for issuance under the ESPP by 250,000 shares. Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2019, there were 261,603 remaining shares available for issuance under the Employee Stock Purchase Plan.

11. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018
Deferred:
Federal	$(827,984)	$(236,779)
State and local	(41,740)	(238,946)
	(869,724)	(475,725)
Valuation allowance	869,724	475,725
	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2019	2018
U.S. statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal tax benefit	1.8%	(42.8)%
Permanent differences between book and tax	(3.3)%	(390.5)%
Deferred tax adjustments	0.0%	293.5%
State rate adjustments	(0.9)%	(292.9)%
Prior year return-to-provision adjustment	0.3%	4.3%
Valuation allowance	(18.9)%	407.4%
Effective income tax rate	—%	—%

Included in permanent differences between book and tax in the above table are the differences such as nondeductible meals and entertainment and stock compensation shortfalls. In 2018, the permanent differences also included the impacts of non-deductible mark-to-market activity associated with convertible debt and warrants. The deferred state rate adjustments are a result of changes in apportionment and various state rate law changes. The deferred tax adjustments for 2018 are primarily attributable to the write-off of deferred tax assets associated with unexercised stock compensation awards that expired during the year.

The components of the deferred tax asset are as follows:

	December 31,
	2019	2018
Current accruals	$1,660,817	$1,746,094
Operating lease liabilities	1,021,891	-
Deferred revenue	2,749	605
Depreciation and amortization	1,095,119	1,279,973
Deferred compensation	576,269	471,143
Net operating loss carryovers	23,960,965	22,933,668
Deferred tax assets	28,317,810	26,431,483
Valuation allowance	(27,228,805)	(26,359,083)
Net deferred tax assets before deferred tax liabilities	1,089,005	72,400
Operating lease right-of-use assets	(1,009,721)	—
Capitalized compensation costs	(79,284)	(72,400)
Net deferred tax assets	$—	$—

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

As of December 31, 2019, we had gross federal net operating loss carryforwards of approximately $104.8 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $279.8 million and approximately $96.9 million of book/tax differences and expiration of unused carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year will expire between 2030 and 2037. The federal net operating loss generated during 2018 and 2019 will be carried forward indefinitely as a result of changes in the tax law following the Tax Cuts and Jobs Act. As of December 31, 2019, we had state net operating loss deferred tax assets of approximately $2.0 million which will expire at various dates between 2020 and 2039 if not utilized.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As the Company has a federal net operating loss carryforward from the year ended December 31, 2000 forward, all tax years from 2000 forward are subject to examination. As states have varying carryforward periods, and the Company has recently entered into additional states, the states are generally subject to examination for the previous 10 years or less.

At December 31, 2019 and 2018, the Company had less than $0.1 million in reserves for uncertain tax positions. The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2019, accrued interest and penalties were less than $0.1 million.

12. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2019	2018
Net income (loss)	$(4,591,284)	$116,756
Cumulative dividend on convertible preferred stock	(1,429,400)	(1,434,000)
Net loss attributable to common stockholders	$(6,020,684)	$(1,317,244)

Weighted average number of common shares and equivalents:	63,051,581	52,082,618
Basic EPS	$(0.10)	$(0.03)
Diluted EPS	$(0.10)	$(0.03)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2019	2018
Shares issuable upon vesting/exercise of:
Options to purchase common stock	1,857,599	1,165,086
Series A Convertible Preferred Stock and Accumulated Dividends	42,497,068	41,743,654
Series B Convertible Preferred Stock	5,610,121	-
Restricted stock units	840,712	647,649
Warrants	46,155	1,131,151
	50,851,655	44,687,540

13. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan. The Company recognized expense of approximately $0.2 million for the years ended December 31, 2019 and 2018. The Company matches employee contributions up to 3% of each participating employee’s salary.

14. Product Warranty Provisions

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	December 31, 2019	December 31, 2018
Warranty accrual, beginning of the fiscal period	$149,464	$164,365
Accrual adjustment for product warranty	56,118	34,253
Payments made	(63,885)	(49,154)
Warranty accrual, end of the fiscal period	$141,697	$149,464

15. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

16. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Geographic revenues for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
United States	$19,265,635	$18,611,676
International	9,636,915	10,734,941
Total	$28,902,550	$29,346,617

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2019, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2019.

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

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which can be found above.

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

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2020, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Information About the Board of Directors” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section titled “Delinquent Section 16(a) Reports” in our Proxy Statement. Information about our audit committee members and audit committee financial expert is incorporated by reference to the information set forth in the section titled “Board Meetings and Committees” in our Proxy Statement.

Our Board of Directors adopted a Code of Business Conduct and Ethics for all our directors, officers and employees effective August 1, 2004 as amended from time to time. Stockholders may request a free copy of our Code of Business Conduct and Ethics from our Chief Financial Officer as follows:

Stereotaxis, Inc.

Attn: Kimberly R. Peery

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

The following is information with respect to our executive officers:

David L. Fischel

Chief Executive Officer and Chairman of the Board since February 2017

Director since September 2016

Mr. Fischel, 33, was named Chief Executive Officer and Chairman of the Board on February 3, 2017. He has served as a director of Stereotaxis since leading the equity investment and positive strategic initiatives announced in September 2016. He has served for over nine years as Principal and portfolio manager for medical device investments at DAFNA Capital Management, LLC. In addition to his research responsibilities, Mr. Fischel has been deeply involved in all aspects of DAFNA Capital’s operations including legal, accounting, IT, compliance, human resources and marketing. Prior to joining DAFNA Capital, he was a research analyst at SCP Vitalife, a healthcare venture capital fund. Mr. Fischel completed his B.S. magna cum laude in Applied Mathematics with a minor in Accounting at the University of California at Los Angeles and received his MBA from Bar-Ilan University in Tel Aviv. He is a Certified Public Accountant, Chartered Financial Analyst and Chartered Alternative Investment Analyst.

Kevin Barry

Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary

Officer since November 2018

Mr. Barry, 56, was appointed as the Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary in November 2018. He has over 20 years of experience representing life sciences companies. Prior to joining Stereotaxis, he served as Vice President of Legal Affairs & Chief Compliance Officer for BioFire Diagnostics from September 2015 to September 2018, Associate General Counsel and Chief Compliance Officer for Sonova Holding. AG from February 2011 to August 2015, and held various roles including Vice President & Associate General Counsel with Cardinal Health and its spinoff CareFusion from September 1998 to February 2011. Mr. Barry received his J.D. from Duke University and holds a B.S. from St. Louis University.

Kimberly R. Peery

Chief Financial Officer

Officer since October 2019

Ms. Peery, 51, was appointed as the Chief Financial Officer in October 2019. She joined the Company in 2003 and has held various positons of increasing responsibilities including Vice President of Finance and Information Systems since November 2016 and Controller from April 2013 to November 2016. Prior to joining the Company, she served as a controller at various private companies. Ms. Peery is a Certified Public Accountant.

.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Additions
	Balance at	Charged to		Balance
	Beginning of	Cost and		at the
	Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2019	$398,847	$(14,535)	$(4,100)	$380,212
Year ended December 31, 2018	$361,350	$64,294	$(26,797)	$398,847

Allowance for inventories valuation:
Year ended December 31, 2019	$4,460,811	$(351,925)	$(213,435)	$3,895,451
Year ended December 31, 2018	$3,901,772	$320,446	$238,593	$4,460,811

EXHIBIT INDEX

Number	Description

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.4

Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on August 09, 2019.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Form of PIPE Warrant issued pursuant to that certain Stock and Warrant Purchase Agreement dated May 7, 2012, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 8, 2012.

4.3a	Amendment to Warrants of Stereotaxis, Inc., dated May 10, 2012, by and between the Company and the Warrant Holders, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

4.3b	Form of Warrant issued pursuant to that certain Seventh Amendment to Note and Warrant Purchase Agreement dated March 29, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.5i of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2013.

4.3c	Form of Warrant issued pursuant to that certain Eighth Amendment to Note and Warrant Purchase Agreement dated June 28, 2013, between the Company and certain investors named therein, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed for the fiscal quarter ended June 30, 2013.

4.3d	Form of Warrant issued to certain investors in connection with extensions of loan guarantees by such investors, incorporated by reference to Exhibit 4.5k of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2013.

4.4

Form of Warrant issued pursuant to that certain Exchange Agreement, dated August 7, 2013, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 8, 2013.

4.5	Form of Warrant issued pursuant to that certain Securities Purchase Agreement, dated September 26, 2016, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-36159) filed on September 28, 2016.

4.6	Form of Amended and Restated Warrant of Stereotaxis, Inc. issued pursuant to that certain Consent and Amendment, dated as of February 28, 2018, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 6, 2018.

4.7	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1a#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 22, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2017.

10.1b#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 9, 2016, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2016.

10.1c#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1c of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1d#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013, incorporated by reference to Exhibit 10.1d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1e#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.1f#

Form of Incentive Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1f of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1g#	Form of Non-Qualified Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1g of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1h#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.2#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.3#	Amended and Restated Stereotaxis, Inc. Employee Stock Purchase Plan, as adopted March 27, 2014, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.4#	Summary of Non-Employee Director Compensation Program effective January 1, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.5a†	Collaboration Agreement dated June 8, 2001, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.5b†	Extended Collaboration Agreement dated May 27, 2003, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.5c†	Amendment to Collaboration Agreement dated May 5, 2006, between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.6a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.6b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.6c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.6d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.6e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.6f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.6g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

10.6h†	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010, incorporated by reference to Exhibit 10.13h of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010.

10.6i	Seventh Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc., effective December 5, 2011, incorporated by reference to Exhibit 10.13i of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.6j	Eighth Amendment to the Development Alliance and Supply Agreement effective June 19, 2018, among the Company and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-36159) filed on June 25, 2018.

10.7	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.8†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.9a†	Office Lease dated November 15, 2004, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.9b	Amendment to Office Lease dated November 30, 2007, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.9c	Second Amendment to Office Lease dated May 1, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17c of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.9d	Third Amendment to Office Lease dated August 14, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17d of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.9e	Fourth Amendment to Office Lease, effective October 1, 2015, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.13e of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2015.

10.9f

Fifth Amendment to Office Lease, effective January 10, 2019, between Registrant and VTR LS 4320 FOREST PARK, LLC successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on January 10, 2019.

10.10a	Second Amended and Restated Loan and Security Agreement, effective November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.10b	First Loan Modification Agreement (Domestic), between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.10c	Second Amendment to the Amended and Restated Loan and Security Agreement (Domestic) dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.10d	Third Amendment to Amended and Restated Loan and Security Agreement (Domestic), dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.75 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.10e	Fourth Loan Modification Agreement (Domestic), dated December 28, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.10f	Fifth Loan Modification Agreement (Domestic) dated March 29, 2013 between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.10g	Sixth Loan Modification and Waiver Agreement (Domestic), dated June 28, 2013, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.10h	Seventh Loan Modification and Waiver Agreement (Domestic), dated July 31, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

10.10i	Eighth Loan Modification Agreement (Domestic), dated August 30, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

10.10j	Ninth Loan Modification Agreement (Domestic), dated March 28, 2014, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 31, 2014.

10.10k	Tenth Loan Modification Agreement (Domestic), dated March 27, 2015, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 30, 2015.

10.10l	Eleventh Loan Modification Agreement (Domestic), dated May 10, 2016, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 11, 2016.

10.10m	Third Amended and Restated Loan and Security Agreement, effective November 7, 2017, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended September 30, 2017.

10.10n	First Amendment to Third Amended and Restated Loan and Security Agreement, dated April 26, 2018, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on April 30, 2018.

10.10o	Second Amendment to and Reinstatement of Third Amended and Restated Loan and Security Agreement, dated June 27, 2019, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on July 1, 2019.

10.11	Securities Purchase Agreement, dated September 26, 2016, between the Company and certain investors named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

10.12	Registration Rights Agreement, dated September 26, 2016, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

10.13

Letter Agreement, dated February 3, 2017, between the Company and David Fischel, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on February 6, 2017.

10.14

Consent and Amendment, dated as of February 28, 2018, by and between Stereotaxis, Inc. and the holders identified on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on March 6, 2018.

10.15	Securities Purchase Agreement dated as of August 7, 2019 by and among Stereotaxis, Inc. and the investors listed on the Schedule of Buyers attached thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on August 8, 2019.

10.16	Registration Rights Agreement dated as of August 7, 2019 by and among Stereotaxis, Inc. and the Buyers party thereto, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on August 8, 2019.

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensatory plan.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 16, 2020	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Fischel and Kimberly R. Peery, and each of them, his true and lawful attorneys-in-fact and agents, with full Power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full Power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David L. Fischel	Chairman of the Board of Directors and Chief Executive Officer	March 16, 2020
David L. Fischel	(principal executive officer)

/s/ Kimberly R. Peery	Chief Financial Officer	March 16, 2020
Kimberly R. Peery	(principal financial officer and principal accounting officer)

/s/ David W. Benfer	Director	March 16, 2020
David W. Benfer

/s/ Nathan Fischel	Director	March 16, 2020
Nathan Fischel

/s/ Joe Kiani	Director	March 16, 2020
Joe Kiani

/s/ Arun Menawat	Director	March 16, 2020
Arun Menawat

/s/ Robert J. Messey	Director	March 16, 2020
Robert J. Messey

/s/ Ross B. Levin	Director	March 16, 2020
Ross B. Levin

