Form 10-K/A
period 2019-12-31
Stereotaxis, Inc.
filed 2020-04-09
CIK 1289340

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the OTCQX on June 30, 2019) was approximately $112.4 million.

The number of outstanding shares of the registrant’s common stock on February 29, 2020 was 69,033,391.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

Stereotaxis, Inc. (“we” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2020, solely to include the correct version of Exhibit 4.7, Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. The Company inadvertently filed an incorrect version of Exhibit 4.7 with the Original Form 10-K Filing. This Amendment also includes new certifications by our principal executive officer and principal financial officer as required by Item 15 of Part IV.

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

2

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K

(3)	Exhibits

EXHIBIT INDEX

Number	Description

4.7	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: April 9, 2020	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David L. Fischel	Chairman of the Board of Directors and Chief Executive Officer	April 9, 2020
David L. Fischel	(principal executive officer)

/s/ Kimberly R. Peery	Chief Financial Officer	April 9, 2020
Kimberly R. Peery	(principal financial officer and principal accounting officer)

*	Director	April 9, 2020
David W. Benfer

*	Director	April 9, 2020
Nathan Fischel

*	Director	April 9, 2020
Joe Kiani

*	Director	April 9, 2020
Arun Menawat

*	Director	April 9, 2020
Robert J. Messey

*	Director	April 9, 2020
Ross B. Levin

By:	/s/ Kimberly R. Peery
Kimberly R. Peery Attorney-in-fact

4