Form 10-Q
period 2020-03-31
Stereotaxis, Inc.
filed 2020-05-11
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

The number of outstanding shares of the registrant’s common stock on April 30, 2020 was 69,042,016.

Table of Contents

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,024,723	$30,182,115
Accounts receivable, net of allowance of $401,692 and $380,212 at 2020 and 2019, respectively	4,615,078	5,329,577
Inventories, net	3,170,140	1,847,530
Prepaid expenses and other current assets	1,390,503	1,470,922
Total current assets	37,200,444	38,830,144
Property and equipment, net	220,324	250,443
Operating lease right-of-use assets	3,790,044	4,286,064
Long-term receivables	95,483	-
Other assets	196,674	218,103
Total assets	$41,502,969	$43,584,754

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,002,297	$2,099,097
Accrued liabilities	2,342,197	2,721,104
Deferred revenue	5,266,715	5,092,455
Current portion of operating lease liabilities	2,255,875	2,248,189
Total current liabilities	11,867,084	12,160,845
Long-term deferred revenue	510,689	554,258
Operating lease liabilities	1,585,928	2,089,537
Other liabilities	255,517	255,517
Total liabilities	14,219,218	15,060,157

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,918 and 23,110 shares outstanding at 2020 and 2019, respectively	5,709,027	5,758,190

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2020 and 2019	5,610	5,610

Common stock, par value $0.001; 300,000,000 shares authorized, 69,040,781 and 68,529,623 shares issued at 2020 and 2019, respectively	69,041	68,530
Additional paid in capital	504,990,377	504,211,040
Treasury stock, 4,015 shares at 2020 and 2019	(205,999)	(205,999)
Accumulated deficit	(483,284,305)	(481,312,774)
Total stockholders’ equity	21,574,724	22,766,407
Total liabilities and stockholders’ equity	$41,502,969	$43,584,754

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Systems	$-	$58,051
Disposables, service and accessories	5,509,711	6,710,759
Sublease	246,530	241,065
Total revenue	5,756,241	7,009,875

Cost of revenue:
Systems	65,022	51,163
Disposables, service and accessories	639,863	1,114,360
Sublease	246,530	246,530
Total cost of revenue	951,415	1,412,053

Gross margin	4,804,826	5,597,822

Operating expenses:
Research and development	2,109,170	2,959,219
Sales and marketing	2,915,424	3,309,829
General and administrative	1,832,726	1,468,160
Total operating expenses	6,857,320	7,737,208
Operating loss	(2,052,494)	(2,139,386)

Interest income	80,963	16,566
Net loss	$(1,971,531)	$(2,122,820)

Cumulative dividend on convertible preferred stock	(343,723)	(353,510)
Loss attributable to common stockholders	$(2,315,254)	$(2,476,330)

Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Weighted average number of common shares and equivalents:
Basic	69,870,040	59,196,652
Diluted	69,870,040	59,196,652

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2018	23,900	$5,960,475	-	$-	59,058,297	$59,058	$478,179,574	$(205,999)	$(476,721,490)	$1,311,143
Issuance of common stock and warrants					33,087	33	16,390			16,423
Share-based compensation					166,962	167	147,787			147,954
Components of net loss									(2,122,820)	(2,122,820)
Employee stock purchase plan					14,625	15	15,049			15,064
Preferred stock conversion	(20)	(5,121)			35,266	35	5,086			5,121
Balance at March 31, 2019	23,880	$5,955,354	-	$-	59,308,237	$59,308	$478,363,886	$(205,999)	$(478,844,310)	$(627,115)

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2019	23,110	$5,758,190	5,610,121	$5,610	68,529,623	$68,530	$504,211,040	$(205,999)	$(481,312,774)	$22,766,407
Issuance of common stock and warrants					40,816	41	(23,891)			(23,850)
Share-based compensation					109,489	109	722,203			722,312
Components of net loss									(1,971,531)	(1,971,531)
Employee stock purchase plan					6,406	7	32,216			32,223
Preferred stock conversion	(192)	(49,163)			354,447	354	48,809			49,163
Balance at March 31, 2020	22,918	$5,709,027	5,610,121	$5,610	69,040,781	$69,041	$504,990,377	$(205,999)	$(483,284,305)	$21,574,724

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,971,531)	$(2,122,820)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	30,119	24,912
Non-cash lease expense	585,586	567,857
Share-based compensation	722,312	147,923
Changes in operating assets and liabilities:
Accounts receivable	714,499	(218,359)
Inventories	(1,322,610)	(117,468)
Prepaid expenses and other current assets	80,419	189,686
Long term receivables	(95,483)	-
Other assets	21,429	41,194
Accounts payable	(96,800)	656,870
Accrued liabilities	(378,907)	(368,794)
Deferred revenue	130,691	(182,265)
Operating lease liability	(585,489)	(567,857)
Other liabilities	-	172,180
Net cash used in operating activities	(2,165,765)	(1,776,941)
Cash flows from investing activities
Purchase of equipment	-	(9,833)
Net cash used in investing activities	-	(9,833)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	8,373	31,518
Net cash provided by financing activities	8,373	31,518
Net decrease in cash and cash equivalents	(2,157,392)	(1,755,256)
Cash and cash equivalents at beginning of period	30,182,115	10,796,072
Cash and cash equivalents at end of period	$28,024,723	$9,040,816

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

1. Description of Business

Stereotaxis designs, manufactures and markets an advanced robotic magnetic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias by enabling enhanced safety, efficiency, and efficacy for catheter-based, or interventional, procedures. Our primary products include the Genesis RMN System, the Niobe System, the Odyssey Solution, and related devices. We also offer to our customers the Stereotaxis Imaging Model S x-ray System.

The Genesis RMN and Niobe Systems are designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. As of March 31, 2020, the Company had an installed base of 123 Niobe ES Systems.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (SEC) on March 16, 2020.

Risks and Uncertainties

The novel coronavirus COVID-19 (“COVID-19”) pandemic has resulted, and is likely to continue to result, in significant disruptions to the economy, as well as business and capital markets around the world. The full extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on numerous evolving factors that we may not be able to accurately predict.

As a result of the COVID-19 outbreak, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which have negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. The COVID-19 pandemic may continue to negatively affect demand for our both our systems and our disposable products by limiting the ability of our sales personnel to maintain their customary contacts with customers as governmental authorities institute prolonged quarantines, travel restrictions, and shelter-in-place orders, or as our customers impose limitations on contacts and in-person meetings that go beyond those imposed by governmental authorities.

In addition, many of our hospital customers, for whom the purchase of our system involves a significant capital purchase which may be part of a larger construction project at the customer site (typically the construction of a new building), may themselves be under economic pressures. This may cause delays or cancellations of current purchase orders and other commitments, and may exacerbate the long and variable sales and installation cycles for our robotic systems products. We may also experience significant reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) continue to re-prioritize the treatment of patients and divert resources away from non-coronavirus areas, which we anticipate will lead to the performance of fewer procedures in which our disposable products are used. In addition, patients may consider foregoing or deferring procedures utilizing our products, even if physicians and hospitals are willing to perform them, which could also reduce demand for, and sales of, our disposable products.

As of the date of the filing of this Quarterly Report on Form 10-Q, we believe our manufacturing operations and supply chains have been minimally interrupted, but we cannot guarantee that they will not be interrupted more severely in the future. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. A material reduction or interruption to any of our manufacturing processes would have a material adverse effect on our business, operating results, and financial condition.

As governmental authorities around the world continue to institute prolonged mandatory closures, social distancing protocols and shelter-in-place orders, or as private parties on whom we rely to operate our business put in place their own protocols that go beyond those instituted by relevant governmental authorities, our ability to adequately staff and maintain our operations or further our product development could be negatively impacted.

Any continued disruption to the capital markets could negatively impact our ability to raise capital. If the capital markets continue to be disrupted for an extended period of time and we need to raise additional capital, such capital may not be available on acceptable terms, or at all. Continued disruptions to the capital markets and other financing sources could also negatively impact our hospital customers’ ability to raise capital or otherwise obtain financing to fund their operations and capital projects. Such could result in delayed spending on current projects, a longer sales cycle for new projects where a large capital commitment is required, and decreased demand for our disposable products as well as an increased risk of customer defaults or delays in payments for our systems installations, and for our service contracts and disposable products.

We are evaluating and taking actions to reduce costs and spending across our organization. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local governmental authorities that may be implemented by our vendors, supplier or customers, or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value.

The Company measures certain financial assets and liabilities at fair value on a recurring basis. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). As of March 31, 2020 and December 31, 2019 the Company did not have any financial assets or liabilities valued at fair value on a recurring basis.

Revenue and Costs of Revenue

The Company accounts for revenue in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers.

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

For contracts containing multiple products and services, the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company recognizes revenues as the performance obligations are satisfied by transferring control of the product or service to a customer.

For arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services and market conditions. The Company regularly reviews standalone selling prices and updates these estimates as necessary.

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were not material for the periods presented. There was no revenue from system delivery and installation for the three months ended March 31, 2020. Revenue from system delivery and installation represented 1% of revenue for the three months ended March 31, 2019.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 34% and 36% of revenue for the three months ended March 31, 2020 and 2019, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 10% and 11% of revenue for the three months ended March 31, 2020 and 2019, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 52% and 50% of revenue for the three months ended March 31, 2020 and 2019, respectively.

Sublease Revenue:

The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record sublease income as revenue beginning in 2019. Sublease revenue represented 4% and 3% of revenue for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	2019
Systems	$-	$58,051
Disposables, service and accessories	5,509,711	6,710,759
Sublease	246,530	241,065
Total revenue	$5,756,241	$7,009,875

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $4.6 million as of March 31, 2020. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	March 31, 2019	December 31, 2019
Contract Assets - Unbilled Receivables	$99,793	$168,445

Customer deposits	597,000	-
Product shipped, revenue deferred	674,666	674,324
Deferred service and license fees	4,505,738	4,972,389
Total deferred revenue	5,777,404	5,646,713
Less: Long-term deferred revenue	(510,689)	(554,258)
Total current deferred revenue	$5,266,715	$5,092,455

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

Revenue recognized for the three months ended March 31, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period was $2.6 million and $2.9 million respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheet were $0.3 million as of and March 31, 2020 and December 31, 2019. The Company did not incur any impairment losses during any of the periods presented.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,971,531)	$(2,122,820)
Cumulative dividend on convertible preferred stock	(343,723)	(353,510)
Net loss attributable to common stockholders	$(2,315,254)	$(2,476,330)

Weighted average number of common shares and equivalents:	69,870,040	59,196,652
Basic EPS	$(0.03)	$(0.04)
Diluted EPS	$(0.03)	$(0.04)

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

As of March 31, 2020, the Company had 2,661,002 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $2.97 per share, 15,385 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.70 per share, 42,671,430 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock and accumulated dividends, 5,610,121 shares of common stock issuable upon the conversion of Series B Convertible Preferred Stock, and 940,973 shares of unvested restricted share units.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its effort to reduce the complexity of accounting standards. The ASU is effective for fiscal years beginning after December 15, 2020. The Company does not expect that the adoption of this new guidance will have a material impact on the Company’s financial results.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05. The standard modifies the measurement approach for credit losses on financial instruments, including trade receivables, from an incurred loss method to a current expected credit loss method, otherwise known as “CECL.” The standard requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions and a forecast that is supportable. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; early adoption is permitted. The standard must be adopted by applying a cumulative adjustment to retained earnings. The Company anticipates adopting the standard in the first quarter of 2023, although it does not expect a significant impact to the Company’s financial results.

3. Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019
Raw materials	$3,820,618	$3,063,532
Work in process	454,135	515,262
Finished goods	2,784,171	2,164,187
Reserve for obsolescence	(3,888,784)	(3,895,451)
Total inventory	$3,170,140	$1,847,530

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	March 31, 2020	December 31, 2019
Prepaid expenses	$422,061	$640,252
Prepaid commissions	307,339	336,594
Deposits	857,777	712,179
Total prepaid expenses and other assets	1,587,177	1,689,025
Less: Noncurrent prepaid expenses and other assets	(196,674)	(218,103)
Total current prepaid expenses and other assets	$1,390,503	$1,470,922

5. Property and Equipment

	March 31, 2020	December 31, 2019
Equipment	$6,485,873	$6,485,873
Leasehold improvements	2,338,441	2,338,441
	8,824,314	8,824,314
Less: Accumulated depreciation	(8,603,990)	(8,573,871)
Net property and equipment	$220,324	$250,443

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

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. At March 31, 2020, the weighted average discount rate for operating leases was 9.0% and the weighted average remaining lease term for operating lease term is 1.75 years.

The following table represents lease costs and other lease information.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$585,586	$585,586
Short-term lease cost	15,470	19,809
Sublease income	(246,530)	(241,065)
Total lease cost	$354,526	$364,330

Cash paid within operating cash flows	$636,350	$615,266

The initial recognition of the right of use assets in 2019 was $6.2 million. Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020, excluding sublease income, were as follows:

March 31, 2020
2020	$1,754,379
2021	2,382,661
2022 and thereafter	-
Total lease payments	$4,137,040
Less: Interest	(295,237)
Present value of lease liabilities	$3,841,803

The undiscounted future cash flows to be received under the sublease are $0.7 million in 2020 and $1.0 million in 2021.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accrued salaries, bonus, and benefits	$1,055,345	$1,421,150
Accrued licenses and maintenance fees	483,879	483,879
Accrued warranties	133,433	141,697
Accrued taxes	169,654	206,232
Accrued professional services	415,342	383,342
Other	340,061	340,321
Total accrued liabilities	2,597,714	2,976,621
Less: Long term accrued liabilities	(255,517)	(255,517)
Total current accrued liabilities	$2,342,197	$2,721,104

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

As of March 31, 2020, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit were made based on the borrowing capacity one week in arrears. As of March 31, 2020, the Company had a borrowing capacity of $3.4 million based on the Company’s collateralized assets. The Company’s total liquidity as of March 31, 2020, was $31.4 million which included cash and cash equivalents of $28.0 million.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of March 31, 2020.

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

At March 31, 2020, the Company had 2,192,829 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2020, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $4.3 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three month period ended March 31, 2020 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2019	1,857,599	$0.74 - $36.20	$2.22
Granted	887,250	$3.98 - $4.52	$4.51
Exercised	(10,046)	$0.74 - $2.03	$1.19
Forfeited	(73,801)	$0.74 - $4.04	$2.75
Outstanding, March 31, 2020	2,661,002	$0.74 - $36.20	$2.97

A summary of the restricted stock unit activity for the three month period ended March 31, 2020 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2019	840,712	$1.28
Granted	210,000	$5.24
Vested	(109,489)	$2.00
Forfeited	(250)	$0.78
Outstanding, March 31, 2020	940,973	$2.08

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	March 31, 2020	December 31, 2019
Warranty accrual, beginning of the fiscal period	$141,697	$149,464
Accrual adjustment for product warranty	7,637	56,118
Payments made	(15,901)	(63,885)
Warranty accrual, end of the fiscal period	$133,433	$141,697

11. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

12. Subsequent Events

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act is the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. The loan can be forgiven as long as the funds are used for payroll related expenses as well rent and utilities paid during the eight week period from the date of the loan. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of $2,158,310 from the Bank on April 20, 2020. In accordance with the loan forgiveness requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus 100% of the loan should be forgiven. The PPP Loan is scheduled to mature on April 20, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Part II - Item 1A. Risk Factors.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, results of operation, and the impact of the recent coronavirus (“COVID-19”) pandemic and our response to it. Such statements include, but are not limited to, statements preceded by, followed by, or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “can”, “could”, “may”, “would”, or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they are made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

The Genesis RMN System is the latest generation of the robotic magnetic navigation system. This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. We have received regulatory clearance, licensing and CE Mark approvals necessary for us to market the Genesis RMN System in the U.S. and Europe. The core components of the previous generation robotic magnetic navigation system, the Niobe System, have received regulatory clearance in the U.S., Canada, Europe, China, Japan, and various other countries. As of March 31, 2020, the Company had an installed base of 123 Niobe ES Systems.

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

COVID-19 Pandemic

Prior to the spread of COVID-19, we experienced procedure trends consistent with the fourth quarter of 2019. We also saw strength in new capital orders. Beginning in January 2020, we saw a substantial reduction in robotic procedures in Asia Pacific, especially in China. By the height of the pandemic in that region, weekly procedures decreased to approximately 40% of the average rate experienced in the fourth quarter. As the COVID-19 pandemic subsided in China in March 2020, procedure volume began to recover and, by the end of the first quarter of 2020, we were seeing weekly procedures in the Asia Pacific region approach 70% of the fourth quarter average rates. Procedure disruption in other geographies was not significant until the middle of March 2020, when the worldwide impact of COVID-19 intensified. By the end of March, procedures in the U.S and Europe, which represent the majority of our procedures, declined to approximately 70% of the weekly procedure rate experienced in the fourth quarter of 2019.

As the pandemic spread throughout the first quarter of 2020, various local restrictions on travel, mandatory closures, social distancing protocols and shelter-in-place orders negatively impacted our ability to complete installation and service activities, which resulted in declines in system and service revenue in the first quarter. We expect to resume our normal installation and service activities once restrictions in various geographies are relaxed.

Our supply-chain also experienced some impact as some suppliers struggled to source sub-components in February when most factories in China were seemingly closed. These issues have been mostly alleviated with the opening of the Chinese economy. We have also taken proactive actions to reduce the risk that a prolonged reduction in Chinese manufacturing may have on us.

The magnitude of the impact that the pandemic will have on our business will vary by individual geography based on the extent of the outbreak in each area, specific governmental restrictions and the availability of testing capabilities, personal protective equipment, and hospital facilities, as well as decisions by our vendors, suppliers, customers and, ultimately, patients in response to the pandemic, none of which we are able to currently and accurately predict. While we cannot reliably estimate the depth or length of the impact, we expect procedure volume, installations, and service activities to significantly decline or be delayed in the second quarter of 2020 and beyond as COVID-19 infections spread, causing additional strain on hospital resources, combined with recommended deferrals of elective procedures by governments and other authorities. In addition, we would expect that additional capital system orders will also experience some delay. While some markets, e.g., China, appear to be recovering, it is possible that a recurrence of COVID-19 will negatively impact procedures. Further, we do not expect all markets to recover at the same pace or in a linear fashion

Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic recession could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending or redirect such spending to treatments related directly to the pandemic. To-date, our manufacturing operations and supply chains have been minimally interrupted, but we cannot guarantee that such will not be interrupted further in the future. If our manufacturing operations or supply chains are interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. A material reduction or interruption to any of our manufacturing processes could have a material adverse effect on our business, operating results, and financial condition. Further, the COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could also significantly impact our sales and our ability to ship our products and supply our customers. Any of these events could negatively impact the number of procedures performed and the number of system placements and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

Revenue Recognition

We generate revenue from the initial capital sales of systems as well as recurring revenue from the sale of our proprietary disposable devices from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters, and from other recurring revenue including ongoing software updates and service contracts.

In accordance with Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers, we account for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We record our revenue based on consideration specified in the contract with each customer, net of any taxes collected from customers that are remitted to government authorities.

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

For arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells the products or services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling price considering market conditions and entity-specific factors including, but not limited to, features and functionality of the products and services and market conditions. The Company regularly reviews standalone selling prices and updates these estimates if necessary.

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

Sublease Revenue:

The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record sublease income as revenue beginning in 2019.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.3 million as of March 31, 2020. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue. Revenue decreased from $7.0 million for the three months ended March 31, 2019 to $5.7 million for the three months ended March 31, 2020, a decrease of 17%. There was no revenue from the sales of systems for the three months ended March 31, 2020 and less than $0.1 million for the three months ended March 31, 2019. Revenue from sales of disposable interventional devices, service, and accessories decreased to $5.5 million for the three months ended March 31, 2020 from $6.7 million for the three months ended March 31, 2019, a decrease of approximately 18% due to lower sales of disposable products and declines in service revenue. The Company recognized $0.2 million of sublease revenue for the both the three month periods ended March 31, 2020 and March 31, 2019.

Cost of Revenue. Cost of revenue decreased from $1.4 million for the three months ended March 31, 2019 to $1.0 million for the three months ended March 31, 2020, a decrease of approximately 33%. As a percentage of our total revenue, overall gross margin increased to 83% for the three months ended March 31, 2020 from 80% for the three months ended March 31, 2019. Cost of revenue for systems sold remained consistent at less than $0.1 million for the three months ended March 31, 2020 and March 31, 2019. Gross margin for systems was less than $0.1 million for the three months ended March 31, 2019 compared to negative $0.1 million for the three months ended March 31, 2020. Cost of revenue for disposables, service, and accessories decreased to $0.6 million for the three months ended March 31, 2020 from $1.1 million for the three months ended March 31, 2019 primarily due to lower expenses incurred under service contracts in the current year period and to a lesser extent, decreased disposable sales volumes. Gross margin for disposables, service, and accessories was 88% for current year period compared to 83% for the three months ended March 31, 2019. Cost of sublease revenue was $0.2 million for both the three month periods ended March 31, 2020 and March 31, 2019.

Research and Development Expenses. Research and development expenses decreased from $3.0 million for the three months ended March 31, 2019 to $2.1 million for the three months ended March 31, 2020, a decrease of approximately 29%. This decrease was primarily due to lower project spending in the three months ending March 31, 2020.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.3 million for the three months ended March 31, 2019 to $2.9 million for the three months ended March 31, 2020, a decrease of approximately 12%. This decrease was primarily due to lower headcount costs, and reductions in travel and trade-show related expenses.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased from $1.5 million for the three months ended March 31, 2019 to $1.8 million for the three months ended March 31, 2020, an increase of approximately 25%. This increase was primarily due to increased non-cash director compensation driven by stock appreciation as compared to the prior year period.

Interest Income (Expense). Interest income was less than $0.1 million for the three months ended March 31, 2020 and March 31, 2019.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

At March 31, 2020 we had $28.0 million of cash and equivalents. We had working capital of $25.3 million as of March 31, 2020 compared to approximately $26.7 million as of December 31, 2019. The decrease in working capital was primarily driven by the net loss incurred during the three months of 2020.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flow used in operating activities	$(2,166)	$(1,777)
Cash flow used in investing activities	-	(10)
Cash flow provided by financing activities	8	32

Net cash used in operating activities. We used approximately $2.2 million and $1.8 million of cash for operating activities during the three months ended Mach 31, 2020 and 2019, respectively. The increase in cash used in operating activities was driven by inventory purchases offset by lower cash operating losses.

Net cash used in investing activities. We did not use any cash for investing activities during the three months ended March 31, 2020. We used less than $0.1 million of cash during the three months ended March 31, 2019 for purchases of equipment.

Net cash provided by financing activities. We generated less than $0.1 million of cash for the three month period ended March 31, 2020 and March 31, 2019. The cash generated in the three month periods ended March 31, 2020 and March 31, 2019 was driven by the proceeds from issuance of stock, net of issuance costs.

Capital Resources

As of March 31, 2020, our borrowing facilities were comprised of a revolving line of credit maintained with our primary lender, Silicon Valley Bank.

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

As of March 31, 2020, the Company had no outstanding balance under the revolving line of credit. Draws on the line of credit were made based on the borrowing capacity one week in arrears. As of March 31, 2020, the Company had a borrowing capacity of $3.4 million based on the Company’s collateralized assets. The Company’s total liquidity as of March 31, 2020, was $31.4 million which included cash and cash equivalents of $28.0 million.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act is the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. The loan can be forgiven as long as the funds are used for payroll related expenses as well rent and utilities paid during the eight week period from the date of the loan. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of $2,158,310 from the Bank on April 20, 2020. In accordance with the loan forgiveness requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus 100% of the loan should be forgiven. The PPP Loan is scheduled to mature on April 20, 2022, has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of March 31, 2020.

2019 Equity Financing and Series B Convertible Preferred Stock

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

ITEM 1A. RISK FACTORS

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our business, operating results, and financial condition.

The novel coronavirus COVID-19 (“COVID-19”) pandemic has resulted, and is likely to continue to result, in significant disruptions to the economy, as well as business and capital markets around the world. The full extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on numerous evolving factors that we may not be able to accurately predict.

As a result of the COVID-19 outbreak, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which have negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. The COVID-19 pandemic may continue to negatively affect demand for our both our systems and our disposable products by limiting the ability of our sales personnel to maintain their customary contacts with customers as governmental authorities institute prolonged quarantines, travel restrictions, and shelter-in-place orders, or as our customers impose limitations on contacts and in-person meetings that go beyond those imposed by governmental authorities.

In addition, many of our hospital customers, for whom the purchase of our system involves a significant capital purchase which may be part of a larger construction project at the customer site (typically the construction of a new building), may themselves be under economic pressures. This may cause delays or cancellations of current purchase orders and other commitments, and may exacerbate the long and variable sales and installation cycles for our robotic systems products. We may also experience significant reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) continue to re-prioritize the treatment of patients and divert resources away from non-coronavirus areas, which we anticipate will lead to the performance of fewer procedures in which our disposable products are used. In addition, patients may consider foregoing or deferring procedures utilizing our products, even if physicians and hospitals are willing to perform them, which could also reduce demand for, and sales of, our disposable products.

As of the date of the filing of this Quarterly Report on Form 10-Q, we believe our manufacturing operations and supply chains have been minimally interrupted, but we cannot guarantee that they will not be interrupted more severely in the future. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. A material reduction or interruption to any of our manufacturing processes would have a material adverse effect on our business, operating results, and financial condition.

As governmental authorities around the world continue to institute prolonged mandatory closures, social distancing protocols and shelter-in-place orders, or as private parties on whom we rely to operate our business put in place their own protocols that go beyond those instituted by relevant governmental authorities, our ability to adequately staff and maintain our operations or further our product development could be negatively impacted.

Any continued disruption to the capital markets could negatively impact our ability to raise capital. If the capital markets continue to be disrupted for an extended period of time and we need to raise additional capital, such capital may not be available on acceptable terms, or at all. Continued disruptions to the capital markets and other financing sources could also negatively impact our hospital customers’ ability to raise capital or otherwise obtain financing to fund their operations and capital projects. Such could result in delayed spending on current projects, a longer sales cycle for new projects where a large capital commitment is required, and decreased demand for our disposable products as well as an increased risk of customer defaults or delays in payments for our systems installations, and for service contracts and our disposable products.

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

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on August 8, 2019.

3.5	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Loan Agreement, dated April 20, 2020, between the Registrant and Midwest BankCentre, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: May 11, 2020	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: May 11, 2020	By:	/s/ Kimberly R. Peery
Kimberly R. Peery Chief Financial Officer

