Form 10-Q
period 2020-06-30
Stereotaxis, Inc.
filed 2020-08-06
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T “See 232.405 of this Chapter” during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock on July 31, 2020 was 73,258,040.

Table of Contents

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,006,162	$30,182,115
Accounts receivable, net of allowance of $412,813 and $380,212 at 2020 and 2019, respectively	3,041,100	5,329,577
Inventories, net	4,576,078	1,847,530
Prepaid expenses and other current assets	1,611,504	1,470,922
Total current assets	53,234,844	38,830,144
Property and equipment, net	263,039	250,443
Operating lease right-of-use assets	3,282,783	4,286,064
Other assets	269,542	218,103
Total assets	$57,050,208	$43,584,754

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$2,158,310	$-
Accounts payable	1,571,679	2,099,097
Accrued liabilities	2,401,625	2,721,104
Deferred revenue	5,456,595	5,092,455
Current portion of operating lease liabilities	2,265,546	2,248,189
Total current liabilities	13,853,755	12,160,845
Long-term deferred revenue	508,772	554,258
Operating lease liabilities	1,069,090	2,089,537
Other liabilities	255,517	255,517
Total liabilities	15,687,134	15,060,157

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,813 and 23,110 shares outstanding at 2020 and 2019, respectively	5,682,141	5,758,190

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2020 and 2019	5,610	5,610

Common stock, par value $0.001; 300,000,000 shares authorized, 73,030,824 and 68,529,623 shares issued at 2020 and 2019, respectively	73,031	68,530
Additional paid in capital	521,013,702	504,211,040
Treasury stock, 4,015 shares at 2020 and 2019	(205,999)	(205,999)
Accumulated deficit	(485,205,411)	(481,312,774)
Total stockholders’ equity	35,680,933	22,766,407
Total liabilities and stockholders’ equity	$57,050,208	$43,584,754

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Systems	$12,769	$-	$12,769	$58,051
Disposables, service and accessories	5,086,156	6,546,115	10,595,867	13,256,873
Sublease	246,530	251,996	493,060	493,061
Total revenue	5,345,455	6,798,111	11,101,696	13,807,985

Cost of revenue:
Systems	157,514	6,201	222,536	57,365
Disposables, service and accessories	680,937	894,760	1,320,800	2,009,119
Sublease	246,530	246,531	493,060	493,061
Total cost of revenue	1,084,981	1,147,492	2,036,396	2,559,545

Gross margin	4,260,474	5,650,619	9,065,300	11,248,440

Operating expenses:
Research and development	1,976,942	2,695,162	4,086,112	5,654,381
Sales and marketing	2,541,749	3,236,516	5,457,173	6,546,342
General and administrative	1,663,456	1,178,469	3,496,181	2,646,629
Total operating expenses	6,182,147	7,110,147	13,039,466	14,847,352
Operating loss	(1,921,673)	(1,459,528)	(3,974,166)	(3,598,912)

Interest income	567	31,810	81,529	48,374
Net loss	$(1,921,106)	$(1,427,718)	$(3,892,637)	$(3,550,538)

Cumulative dividend on convertible preferred stock	(342,126)	(357,194)	(685,849)	(710,704)
Loss attributable to common stockholders	$(2,263,232)	$(1,784,912)	$(4,578,486)	$(4,261,242)

Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.03)	$(0.06)	$(0.07)
Diluted	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Weighted average number of common shares and equivalents:
Basic	71,628,762	60,052,673	70,749,401	59,936,606
Diluted	71,628,762	60,052,673	70,749,401	59,936,606

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2019

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at March 31, 2019	23,880	$5,955,354	-	$-	59,308,237	$59,308	$478,363,886	$(205,999)	$(478,844,310)	$(627,115)
Issuance of common stock and warrants					13,397	14	(66,869)			(66,855)
Share-based compensation					7,500	7	807,021			807,028
Components of net loss									(1,427,718)	(1,427,718)
Employee stock purchase plan					9,132	9	16,885			16,894
Preferred stock conversion	(25)	(6,401)	-	-	44,772	45	6,356			6,401
Balance at June 30, 2019	23,855	$5,948,953	-	$-	59,383,038	$59,383	$479,127,279	$(205,999)	$(480,272,028)	$(1,291,365)

Three Months Ended June 30, 2020

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at March 31, 2020	22,918	$5,709,027	5,610,121	$5,610	69,040,781	$69,041	$504,990,377	$(205,999)	$(483,284,305)	$21,574,724
Issuance of common stock					3,774,276	3,774	15,028,445			15,032,219
Share-based compensation					7,500	8	935,401			935,409
Components of net loss									(1,921,106)	(1,921,106)
Employee stock purchase plan					11,429	11	32,790			32,801
Preferred stock conversion	(105)	(26,886)	-	-	196,838	197	26,689	-		26,886
Balance at June 30, 2020	22,813	$5,682,141	5,610,121	$5,610	73,030,824	$73,031	$521,013,702	$(205,999)	$(485,205,411)	$35,680,933

See accompanying notes

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2019

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2018	23,900	$5,960,475	-	$-	59,058,297	$59,058	$478,179,574	$(205,999)	$(476,721,490)	$1,311,143
Issuance of common stock and warrants					46,484	47	(50,479)			(50,432)
Share-based compensation					174,462	174	954,808			954,982
Components of net loss									(3,550,538)	(3,550,538)
Employee stock purchase plan					23,757	24	31,934			31,958
Preferred stock conversion	(45)	(11,522)	-	-	80,038	80	11,442	-		11,522
Balance at June 30, 2019	23,855	$5,948,953	-	$-	59,383,038	$59,383	$479,127,279	$(205,999)	$(480,272,028)	$(1,291,365)

Six Months Ended June 30, 2020

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2019	23,110	$5,758,190	5,610,121	$5,610	68,529,623	$68,530	$504,211,040	$(205,999)	$(481,312,774)	$22,766,407
Issuance of common stock and warrants					3,815,092	3,815	15,004,554			15,008,369
Share-based compensation					116,989	117	1,657,604			1,657,721
Components of net loss									(3,892,637)	(3,892,637)
Employee stock purchase plan					17,835	18	65,006			65,024
Preferred stock conversion	(297)	(76,049)	-	-	551,285	551	75,498	-		76,049
Balance at June 30, 2020	22,813	$5,682,141	5,610,121	$5,610	73,030,824	$73,031	$521,013,702	$(205,999)	$(485,205,411)	$35,680,933

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(3,892,637)	$(3,550,538)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	58,300	56,032
Non-cash lease expense	1,171,170	1,171,171
Share-based compensation	1,657,721	473,093
Changes in operating assets and liabilities:
Accounts receivable	2,288,477	23,963
Inventories	(2,728,548)	(368,450)
Prepaid expenses and other current assets	(140,582)	449,292
Other assets	(51,439)	30,212
Accounts payable	(527,418)	(84,311)
Accrued liabilities	(319,479)	215,436
Deferred revenue	318,654	814,073
Operating lease liability	(1,170,979)	(1,145,340)
Other liabilities	-	(380,514)
Net cash used in operating activities	(3,336,760)	(2,295,881)
Cash flows from investing activities
Purchase of equipment	(70,896)	(9,833)
Net cash used in investing activities	(70,896)	(9,833)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loan	2,158,310	-
Proceeds from issuance of stock, net of issuance costs	15,073,393	(18,444)
Net cash provided by (used in) financing activities	17,231,703	(18,444)
Net increase (decrease) in cash and cash equivalents	13,824,047	(2,324,158)
Cash and cash equivalents at beginning of period	30,182,115	10,796,072
Cash and cash equivalents at end of period	$44,006,162	$8,471,914

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

The Genesis RMN and Niobe Systems are designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. As of June 30, 2020, the Company had an installed base of 123 Niobe ES Systems.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for future operating periods.

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

As a result of the COVID-19 outbreak, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which have negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. The COVID-19 pandemic may continue to negatively affect demand for both our systems and our disposable products by limiting the ability of our sales personnel to maintain their customary contacts with customers as governmental authorities institute prolonged quarantines, travel restrictions, and shelter-in-place orders, or as our customers impose limitations on contacts and in-person meetings that go beyond those imposed by governmental authorities.

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

Any continued disruption to the capital markets could negatively impact our ability to raise capital. If the capital markets continue to be disrupted for an extended period of time and we need to raise additional capital, such capital may not be available on acceptable terms, or at all. Continued disruptions to the capital markets and other financing sources could also negatively impact our hospital customers’ ability to raise capital or otherwise obtain financing to fund their operations and capital projects. Such could result in delayed spending on current projects, a longer sales cycle for new projects where a large capital commitment is required, and decreased demand for our disposable products as well as an increased risk of customer defaults or delays in payments for our systems installation, service contracts and disposable products.

We continue to evaluate and take actions to reduce costs and spending across our organization. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local governmental authorities that may be implemented by our vendors, supplier or customers, or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value.

The Company measures certain financial assets and liabilities at fair value on a recurring basis. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). As of June 30, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities valued at fair value on a recurring basis.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were not material for the periods presented. Revenue from systems delivery and installation represented less than 1% for the six months ended June 30, 2020 and 2019.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 31% and 36% of revenue for the six months ended June 30, 2020 and 2019, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 9% and 10% of revenue for the six months ended June 30, 2020 and 2019, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 56% and 50% of revenue for the six months ended June 30, 2020 and 2019, respectively.

Sublease Revenue:

The adoption of new lease accounting guidance as of January 1, 2019 required the Company to record sublease income as revenue beginning in 2019. Sublease revenue represented 4% of revenue for the six months ended June 30, 2020 and 2019.

	Three Months Ended June 30		Six Months Ended June 30,
	2020	2019	2020	2019
Systems	$12,769	$-	$12,769	$58,051
Disposables, service and accessories	5,086,156	6,546,115	10,595,867	13,256,873
Sublease	246,530	251,996	493,060	493,061
Total revenue	$5,345,455	$6,798,111	$11,101,696	$13,807,985

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $4.2 million as of June 30, 2020. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	June 30, 2020	December 31, 2019
Contract Assets - Unbilled Receivables	$244,304	$168,445

Customer deposits	597,000	-
Product shipped, revenue deferred	645,200	674,324
Deferred service and license fees	4,723,167	4,972,389
Total deferred revenue	5,965,367	5,646,713
Less: Long-term deferred revenue	(508,772)	(554,258)
Total current deferred revenue	$5,456,595	$5,092,455

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

Revenue recognized for the six months ended June 30, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period was $4.0 million and $4.3 million respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheet were $0.3 million as of June 30, 2020 and December 31, 2019. The Company did not incur any impairment losses during any of the periods presented.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(1,921,106)	$(1,427,718)	$(3,892,637)	$(3,550,538)
Cumulative dividend on convertible preferred stock	(342,126)	(357,194)	(685,849)	(710,704)
Net loss attributable to common stockholders	$(2,263,232)	$(1,784,912)	$(4,578,486)	$(4,261,242)

Weighted average number of common shares and equivalents:	71,628,762	60,052,673	70,749,401	59,936,606
Basic EPS	$(0.03)	$(0.03)	$(0.06)	$(0.07)
Diluted EPS	$(0.03)	$(0.03)	$(0.06)	$(0.07)

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

As of June 30, 2020, the Company had 2,536,900 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $2.87 per share, 15,385 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.70 per share, 43,000,941 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock and accumulated dividends, 5,610,121 shares of common stock issuable upon the conversion of Series B Convertible Preferred Stock, and 933,473 shares of unvested restricted share units.

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

3. Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$4,938,417	$3,063,532
Work in process	563,838	515,262
Finished goods	2,988,008	2,164,187
Reserve for obsolescence	(3,914,185)	(3,895,451)
Total inventory	$4,576,078	$1,847,530

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	June 30, 2020	December 31, 2019
Prepaid expenses	$831,103	$640,252
Prepaid commissions	294,518	336,594
Deposits	665,308	712,179
Other assets	90,117	-
Total prepaid expenses and other assets	1,881,046	1,689,025
Less: Noncurrent prepaid expenses and other assets	(269,542)	(218,103)
Total current prepaid expenses and other assets	$1,611,504	$1,470,922

5. Property and Equipment

	June 30, 2020	December 31, 2019
Equipment	$6,556,769	$6,485,873
Leasehold improvements	2,338,441	2,338,441
	8,895,210	8,824,314
Less: Accumulated depreciation	(8,632,171)	(8,573,871)
Net property and equipment	$263,039	$250,443

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

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. At June 30, 2020, the weighted average discount rate for operating leases was 9.0% and the weighted average remaining lease term for operating lease term is 1.5 years.

The following table represents lease costs and other lease information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$585,584	$585,585	$1,171,170	$1,171,171
Short-term lease cost	19,304	18,831	34,774	38,639
Sublease income	(246,530)	(251,996)	(493,060)	(493,061)
Total lease cost	$358,358	$352,420	$712,884	$716,749

Cash paid within operating cash flows	$588,897	$612,224	$1,225,247	$1,227,490

The initial recognition of the right of use assets in 2019 was $6.2 million. Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2020, excluding sublease income, were as follows:

June 30, 2020
2020	$1,168,947
2021	2,382,661
Total lease payments	3,551,608
Less: Interest	(216,972)
Present value of lease liabilities	$3,334,636

The undiscounted future cash flows to be received under the sublease are $0.5 million in 2020 and $1.0 million in 2021.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019
Accrued salaries, bonus, and benefits	$1,311,427	$1,421,150
Accrued licenses and maintenance fees	483,879	483,879
Accrued warranties	127,705	141,697
Accrued taxes	200,041	206,232
Accrued professional services	206,903	383,342
Other	327,187	340,321
Total accrued liabilities	2,657,142	2,976,621
Less: Long term accrued liabilities	(255,517)	(255,517)
Total current accrued liabilities	$2,401,625	$2,721,104

8. Debt and Credit Facilities

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank that matured on June 30, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act is the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. The loan can be forgiven as long as the funds are used for payroll related expenses as well as rent and utilities paid during the twenty four week period from the date of the loan along with maintaining certain headcount levels. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of $2,158,310 from the Bank on April 20, 2020. In accordance with the loan forgiveness requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The Company anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% per annum, beginning November 2020 with a final installment in April 2022.

In accordance with general accounting principles for fair value measurement, the Company’s debt was measured at fair value (Level 2) as of June 30, 2020. As of June 30, 2020 the fair value of the debt approximated the carrying value of the debt.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of June 30, 2020.

2020 Equity Financing

On May 25, 2020, the Company entered into a Securities Purchase Agreement with certain accredited investors, whereby it, in a direct registered offering, agreed to issue and sell to the investors an aggregate of 3,658,537 shares of the Company’s common stock, $0.001 par value per share, at a price of $4.10 per share. The Company received net proceeds of approximately $15.0 million, after offering expenses.

2019 Equity Financing and Series B Convertible Preferred Stock

On August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, in a private placement, agreed to issue and sell to the investors an aggregate of 6,585,000 shares of the Company’s common stock, $0.001 par value per share, at a price of $2.05 per share and 5,610,121 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share which are convertible into shares of the Company’s Common Stock, at a price of $2.05 per share. The Series B Preferred Stock, which is a Common Stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into Common Stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Convertible Preferred Stock is reported in the stockholders’ equity section of the Company’s balance sheet. The Company received net proceeds of approximately $23.1 million, after offering expenses.

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

At June 30, 2020, the Company had 2,233,242 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2020, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $3.9 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six month period ended June 30, 2020 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2019	1,857,599	$0.74 - $36.20	$2.22
Granted	897,250	$3.98 - $5.13	$4.52
Exercised	(80,785)	$0.74 - $2.03	$1.22
Forfeited	(137,164)	$0.74 - $36.20	$5.86
Outstanding, June 30, 2020	2,536,900	$0.74 - $35.20	$2.87

A summary of the restricted stock unit activity for the six month period ended June 30, 2020 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2019	840,712	$1.28
Granted	210,000	$5.24
Vested	(116,989)	$1.96
Forfeited	(250)	$0.78
Outstanding, June 30, 2020	933,473	$2.08

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	June 30, 2020	December 31, 2019
Warranty accrual, beginning of the fiscal period	$141,697	$149,464
Accrual adjustment for product warranty	12,287	56,118
Payments made	(26,279)	(63,885)
Warranty accrual, end of the fiscal period	$127,705	$141,697

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

The Genesis RMN System is the latest generation of the robotic magnetic navigation system. This system is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. We have received regulatory clearance, licensing and CE Mark approvals necessary for us to market the Genesis RMN System in the U.S. and Europe. The core components of the previous generation robotic magnetic navigation system, the Niobe System, have received regulatory clearance in the U.S., Canada, Europe, China, Japan, and various other countries. As of June 30, 2020, the Company had an installed base of 123 Niobe ES Systems.

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

First Quarter of 2020

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

Our supply-chain also experienced some impact as some suppliers struggled to source sub-components in February when most factories in China were seemingly closed. These issues were mostly alleviated by the end of the first quarter with the opening of the Chinese economy. During the first quarter, we also took proactive actions to reduce the risk that a prolonged future reduction in Chinese manufacturing might have on us.

Second Quarter of 2020

During the early portion of the second quarter, weekly procedures in the United States and Europe continued to decline, reaching approximately 40% of fourth quarter 2019 levels by the middle of April. In May, with the reopening of various regions, procedures in both geographies began to recover and by the end of June, were approximating the level seen before the pandemic. During the second quarter of 2020, weekly procedures in Asia Pacific continued to improve, eventually reaching the pre-pandemic weekly procedure rate.

The recent resurgence of COVID-19 in some areas may cause hospitals and patients in some areas to again postpone procedures. Further, we expect to experience the normal seasonality related to summer holidays, especially in Europe. Given these factors, we cannot reliably estimate the impact to procedure volume in the third quarter of 2020 and beyond.

Ongoing

We do not expect all markets to recover at the same pace, and some markets may continue to experience resurgence in infection rates for many months. The magnitude of the impact that the pandemic will have on our business will likely continue to vary by individual geography based on the extent of the outbreak in each area, specific governmental restrictions and the availability of testing capabilities, personal protective equipment, and hospital facilities, as well as decisions by our vendors, suppliers, customers and, ultimately, patients in response to the pandemic, none of which we are able to currently and accurately predict. While we cannot reliably estimate the depth or length of the impact, we continue to anticipate significant, periodic disruptions to our procedures volumes, service activities and system placements throughout the remainder of 2020 and beyond as COVID-19 infections spread, causing additional strain on hospital resources, combined with recommended deferrals of elective procedures by governments and other authorities. In addition, we would expect that additional capital system orders will also experience some delay.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.3 million as of June 30, 2020 and December 31, 2019. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue. Revenue decreased from $6.8 million for the three months ended June 30, 2019 to $5.3 million for the three months ended June 30, 2020, a decrease of 21%. There was less than $0.1 million in revenue from the sales of systems for the three months ended June 30, 2020 and no revenue from the sales of systems for the three months ended June 30, 2019. Revenue from sales of disposable interventional devices, service, and accessories decreased to $5.1 million for the three months ended June 30, 2020 from $6.5 million for the three months ended June 30, 2019, a decrease of approximately 22% driven by lower disposable sales volumes as a result of the COVID pandemic. The Company recognized $0.2 million of sublease revenue for the three month period ended June 30, 2020 compared to $0.3 million for the three month period ended June 30, 2019.

Cost of Revenue. Cost of revenue was relatively consistent at $1.1 million for the three months ended June 30, 2019 and June 30, 2020. As a percentage of our total revenue, overall gross margin decreased to 80% for the three months ended June 30, 2020 from 83% for the three months ended June 30, 2019. Cost of revenue for systems sold increased to $0.2 million for the three months ended June 30, 2020 from less than $0.1 million for the three months ended June 30, 2019 primarily due to increased Odyssey system installations and changes in obsolete inventory. Gross margin for systems was less than negative $0.1 million for the three months ended June 30, 2019 and $0.1 million for the three months ended June 30, 2020. Cost of revenue for disposables, service, and accessories decreased to $0.7 million for the three months ended June 30, 2020 from $0.9 million for the three months ended June 30, 2019 primarily due to decreased disposable sales volumes. Gross margin for disposables, service, and accessories increased to 87% for current year period from 86% for the three months ended June 30, 2019 due to product mix. Cost of sublease revenue was $0.2 million for both the three month periods ended June 30, 2020 and June 30, 2019.

Research and Development Expenses. Research and development expenses decreased from $2.7 million for the three months ended June 30, 2019 to $2.0 million for the three months ended June 30, 2020, a decrease of approximately 27%. This decrease was primarily due to higher Genesis RMN project spending in the three month period ending June 30, 2019.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.2 million for the three months ended June 30, 2019 to $2.5 million for the three months ended June 30, 2020, a decrease of approximately 21%. This decrease was primarily due to reductions in travel and trade-show related expenses.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased from $1.2 million for the three months ended June 30, 2019 to $1.7 million for the three months ended June 30, 2020, an increase of approximately 41%. This increase was primarily due to increased non-cash director compensation driven by stock appreciation as compared to the prior year period.

Interest Income. Interest income was less than $0.1 million for the three months ended June 30, 2020 and June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenue. Revenue decreased from $13.8 million for the six months ended June 30, 2019 to $11.1 million for the six months ended June 30, 2020, a decrease of approximately 20%. There was less than $0.1 million in revenue from the sales of systems for the six months ended June 30, 2020 and June 30, 2019. Revenue from sales of disposable interventional devices, service and accessories decreased to $10.6 million for the six months ended June 30, 2020 from $13.3 million for the six months ended June 30, 2019, a decrease of approximately 20%, driven by lower procedure volumes and less time and material contracts, both as a result of the COVID pandemic. Sublease revenue was $0.5 million for both the six month periods ended June 30, 2020 and June 30, 2019.

Cost of Revenue. Cost of revenue decreased from $2.6 million for the six months ended June 30, 2019 to $2.0 million for the six months ended June 30, 2020, a decrease of approximately 20%. As a percentage of our total revenue, overall gross margin increased to 82% for the six months ended June 30, 2020 from 81% for the six months ended June 30, 2019. Cost of revenue for systems sold increased from $0.1 million for the six months ended June 30, 2019 to $0.2 million for the six months ended June 30, 2020, primarily due to increased Odyssey system installations and changes in obsolete inventory. Gross margin for systems decreased from less than $0.1 million for the six months ended June 30, 2019 to negative $0.2 million for the six months ended June 30, 2020 due to changes in production and obsolescence reserves. Cost of revenue for disposables, service, and accessories decreased to $1.3 million for the six months ended June 30, 2020 from $2.0 million for the six months ended June 30, 2019 due to decreased disposable sales volumes and lower expenses incurred under service contracts in the current year period, both as a result of the COVID pandemic. Gross margin for disposables, service and accessories was 88% for the current year period compared to 85% for the six months ended June 30, 2019 driven by product mix and lower expenses incurred under service contracts in the current year period. Cost of sublease revenue was $0.5 million for both the six month periods ended June 30, 2020 and June 30, 2019.

Research and Development Expenses. Research and development expenses decreased from $5.7 million for the six months ended June 30, 2019 to $4.1 million for the six months ended June 30, 2020, a decrease of approximately 28%. This decrease was due to higher Genesis RMN project spending in the six month period ended June 30, 2019.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $6.5 million for the six months ended June 30, 2019 to $5.5 million for the six months ended June 30, 2020, a decrease of approximately 17%. This decrease was primarily due to reductions in travel and trade-show related expenses enhanced by a more efficient distribution of clinical adoption and marketing resources.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased to $3.5 million for the six months ended June 30, 2020 from $2.6 million for the six months ended June 30, 2019, an increase of 32%. This increase was primarily due to increased non-cash director compensation driven by stock appreciation as compared to the prior year.

Interest Income. Interest income for the six months ended June 30, 2020 and June 30, 2019 was less than $0.1 million.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

At June 30, 2020 we had $44.0 million of cash and equivalents. We had working capital of $39.4 million as of June 30, 2020 compared to $26.7 million as of December 31, 2019. The increase in working capital was primarily driven by net proceeds received from the May 2020 Securities Purchase Agreement partially offset by net losses incurred during the first six months of 2020.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flow used in operating activities	$(3,337)	$(2,296)
Cash flow used in investing activities	(71)	(10)
Cash flow provided by (used in) financing activities	17,232	(18)

Net cash used in operating activities. We used approximately $3.3 million and $2.3 million of cash for operating activities during the six months ended June 30, 2020 and 2019, respectively. The increase in cash used in operating activities was driven by increased use of working capital for the building of inventory.

Net cash used in investing activities. We used less than $0.1 million of cash during the six months ended June 30, 2020 and June 30, 2019 for purchases of equipment.

Net cash provided by (used) financing activities. We generated $17.2 million of cash for the six month period ended June 30, 2020 and used less than $0.1 million of cash for the six month period ended June 30, 2019. The cash generated in the six month period ended June 30, 2020 was driven by the net proceeds of $15.0 million received from the May 2020 Securities Purchase Agreement and $2.2 million of proceeds received from the Paycheck Protection Program loan.

Capital Resources

As of June 30, 2020, our borrowing facilities were comprised of the Paycheck Protection Program debt as discussed in the following section.

Revolving Line of Credit

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank that matured on June 30, 2020.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act is the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. The loan can be forgiven as long as the funds are used for payroll related expenses as well as rent and utilities paid during the twenty four week period from the date of the loan along with maintaining certain headcount levels. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of $2,158,310 from the Bank on April 20, 2020. In accordance with the loan forgiveness requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The Company anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% per annum, beginning November 2020 with a final installment in April 2022.

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends and the conditions of the revolving line of credit agreement. No dividends have been declared or paid as of June 30, 2020.

2020 Equity Financing

The On May 25, 2020, the Company entered into a Securities Purchase Agreement with certain accredited investors, whereby it, in a direct registered offering, agreed to issue and sell to the investors an aggregate of 3,658,537 shares of the Company’s common stock, $0.001 par value per share, at a price of $4.10 per share. The Company received net proceeds of approximately $15.0 million, after offering expenses.

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

Any continued or future disruption to the capital markets could negatively impact our ability to raise capital. If the capital markets are disrupted for an extended period of time and we need to raise additional capital, such capital may not be available on acceptable terms, or at all. Disruptions to the capital markets and other financing sources could also negatively impact our hospital customers’ ability to raise capital or otherwise obtain financing to fund their operations and capital projects. Such could result in delayed spending on current projects, a longer sales cycle for new projects where a large capital commitment is required, and decreased demand for our disposable products as well as an increased risk of customer defaults or delays in payments for our systems installations, and for service contracts and our disposable products.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on August 8, 2019.

3.5	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Securities Purchase Agreement between the Company and the Investors, dated as of May 25, 2020 incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on May 25, 2020.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: August 6, 2020	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: August 6, 2020	By:	/s/ Kimberly R. Peery
Kimberly R. Peery Chief Financial Officer

