Form 10-Q
period 2020-09-30
Stereotaxis, Inc.
filed 2020-11-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

The number of outstanding shares of the registrant’s common stock on October 31, 2020 was 73,685,629.

Table of Contents

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,595,829	$30,182,115
Compensating cash arrangement	250,295	-
Accounts receivable, net of allowance of $265,233 and $380,212 at 2020 and 2019, respectively	5,409,722	5,329,577
Inventories, net	2,846,051	1,847,530
Prepaid expenses and other current assets	1,774,792	1,470,922
Total current assets	53,876,689	38,830,144
Property and equipment, net	234,858	250,443
Operating lease right-of-use assets	2,764,022	4,286,064
Other assets	256,669	218,103
Total assets	$57,132,238	$43,584,754

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$457,244	$-
Accounts payable	1,568,581	2,099,097
Accrued liabilities	2,956,130	2,721,104
Deferred revenue	6,189,796	5,092,455
Current portion of operating lease liabilities	2,275,436	2,248,189
Total current liabilities	13,447,187	12,160,845
Long-term debt	1,701,066	-
Long-term deferred revenue	569,475	554,258
Operating lease liabilities	540,536	2,089,537
Other liabilities	255,517	255,517
Total liabilities	16,513,781	15,060,157

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,513 and 23,110 shares outstanding at 2020 and 2019, respectively	5,605,323	5,758,190

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2020 and 2019	5,610	5,610

Common stock, par value $0.001; 300,000,000 shares authorized, 73,678,206 and 68,529,623 shares issued at 2020 and 2019, respectively	73,678	68,530
Additional paid in capital	521,918,228	504,211,040
Treasury stock, 4,015 shares at 2020 and 2019	(205,999)	(205,999)
Accumulated deficit	(486,778,383)	(481,312,774)
Total stockholders’ equity	35,013,134	22,766,407
Total liabilities and stockholders’ equity	$57,132,238	$43,584,754

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Systems	$2,953,005	$1,696,964	$2,965,774	$1,755,015
Disposables, service and accessories	5,504,048	6,258,252	16,099,915	19,515,125
Sublease	246,530	246,532	739,590	739,593
Total revenue	8,703,583	8,201,748	19,805,279	22,009,733

Cost of revenue:
Systems	3,031,440	665,463	3,253,976	722,828
Disposables, service and accessories	747,285	919,599	2,068,085	2,928,718
Sublease	246,530	246,531	739,590	739,592
Total cost of revenue	4,025,255	1,831,593	6,061,651	4,391,138

Gross margin	4,678,328	6,370,155	13,743,628	17,618,595

Operating expenses:
Research and development	1,952,641	1,751,081	6,038,753	7,405,462
Sales and marketing	2,822,680	3,120,632	8,279,853	9,666,975
General and administrative	1,466,046	1,539,648	4,962,227	4,186,277
Total operating expenses	6,241,367	6,411,361	19,280,833	21,258,714
Operating loss	(1,563,039)	(41,206)	(5,537,205)	(3,640,119)

Interest income (expense)	(9,933)	84,954	71,596	133,329
Net income (loss)	$(1,572,972)	$43,748	$(5,465,609)	$(3,506,790)

Cumulative dividend on convertible preferred stock	(343,101)	(360,647)	(1,028,950)	(1,071,351)
Loss attributable to common stockholders	$(1,916,073)	$(316,899)	$(6,494,559)	$(4,578,141)

Net loss per share attributable to common stockholders:
Basic	$(0.03)	$0.00	$(0.09)	$(0.07)
Diluted	$(0.03)	$0.00	$(0.09)	$(0.07)

Weighted average number of common shares and equivalents:
Basic	74,488,771	64,294,153	72,004,956	61,405,083
Diluted	74,488,771	64,294,153	72,004,956	61,405,083

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2019

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at June 30, 2019	23,855	$5,948,953	-	$-	59,383,038	$59,383	$479,127,279	$(205,999)	$(480,272,028)	$(1,291,365)
Issuance of common stock					7,117,276	7,117	12,928,623			12,935,740
Share-based compensation					32,500	33	425,680			425,713
Components of net income (loss)								-	43,748	43,748
Employee stock purchase plan					8,307	8	22,836			22,844
Preferred stock issuance			5,610,121	5,610			10,626,328			10,631,938
Preferred stock conversion	(75)	(19,204)			135,990	136	19,068			19,204
Balance at September 30, 2019	23,780	$5,929,749	5,610,121	$5,610	66,677,111	$66,677	$503,149,814	$(205,999)	$(480,228,280)	$22,787,822

Three Months Ended September 30, 2020

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at June 30, 2020	22,813	$5,682,141	5,610,121	$5,610	73,030,824	$73,031	$521,013,702	$(205,999)	$(485,205,411)	$35,680,933
Issuance of common stock					40,953	41	46,508			46,549
Share-based compensation					30,750	31	755,682			755,713
Components of net income (loss)			-	-				-	(1,572,972)	(1,572,972)
Employee stock purchase plan					6,154	6	26,087			26,093
Preferred stock conversion	(300)	(76,818)			569,525	569	76,249			76,818
Balance at September 30, 2020	22,513	$5,605,323	5,610,121	$5,610	73,678,206	$73,678	$521,918,228	$(205,999)	$(486,778,383)	$35,013,134

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2019

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2018	23,900	$5,960,475	-	$-	59,058,297	$59,058	$478,179,574	$(205,999)	$(476,721,490)	$1,311,143
Issuance of common stock					7,163,760	7,164	12,878,144			12,885,308
Share-based compensation					206,962	207	1,380,488			1,380,695
Components of net income (loss)									(3,506,790)	(3,506,790)
Employee stock purchase plan					32,064	32	54,770			54,802
Preferred stock issuance			5,610,121	5,610			10,626,328	-		10,631,938
Preferred stock conversion	(120)	(30,726)			216,028	216	30,510			30,726
Balance at September 30, 2019	23,780	$5,929,749	5,610,121	$5,610	66,677,111	$66,677	$503,149,814	$(205,999)	$(480,228,280)	$22,787,822

Nine Months Ended September 30, 2020

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2019	23,110	$5,758,190	5,610,121	$5,610	68,529,623	$68,530	$504,211,040	$(205,999)	$(481,312,774)	$22,766,407
Issuance of common stock					3,856,045	3,856	15,051,062	-		15,054,918
Share-based compensation					147,739	148	2,413,286			2,413,434
Components of net income (loss)			-	-					(5,465,609)	(5,465,609)
Employee stock purchase plan					23,989	24	91,093			91,117
Preferred stock conversion	(597)	(152,867)			1,120,810	1,120	151,747			152,867
Balance at September 30, 2020	22,513	$5,605,323	5,610,121	$5,610	73,678,206	$73,678	$521,918,228	$(205,999)	$(486,778,383)	$35,013,134

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(5,465,609)	$(3,506,790)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	86,482	88,774
Non-cash lease expense	1,756,758	1,756,757
Share-based compensation	2,413,434	898,836
Changes in operating assets and liabilities:
Accounts receivable	(80,145)	1,190,716
Inventories	(998,521)	(355,050)
Prepaid expenses and other current assets	(303,870)	(58,622)
Compensating cash arrangement	(250,295)	-
Other assets	(38,566)	(15,677)
Accounts payable	(530,516)	(694,385)
Accrued liabilities	235,026	480,632
Deferred revenue	1,112,558	(388,396)
Operating lease liability	(1,756,471)	(1,718,010)
Other liabilities	-	(380,514)
Net cash used in operating activities	(3,819,735)	(2,701,729)
Cash flows from investing activities
Purchase of equipment	(70,896)	(15,832)
Net cash used in investing activities	(70,896)	(15,832)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loan	2,158,310	-
Proceeds from issuance of stock, net of issuance costs	15,146,035	23,572,048
Net cash provided by financing activities	17,304,345	23,572,048
Net increase in cash and cash equivalents	13,413,714	20,854,487
Cash and cash equivalents at beginning of period	30,182,115	10,796,072
Cash and cash equivalents at end of period	$43,595,829	$31,650,559

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for future operating periods.

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

Any disruption to the capital markets could negatively impact our ability to raise capital. If the capital markets are disrupted for an extended period of time and we need to raise additional capital, such capital may not be available on acceptable terms, or at all. Continued disruptions to the capital markets and other financing sources could also negatively impact our hospital customers’ ability to raise capital or otherwise obtain financing to fund their operations and capital projects. Such could result in delayed spending on current projects, a longer sales cycle for new projects where a large capital commitment is required, and decreased demand for our disposable products as well as an increased risk of customer defaults or delays in payments for our systems installation, service contracts and disposable products.

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

Compensating Cash Arrangement

In July 2020, the Company entered into a letter of credit to support a commitment of less than $0.3 million. As a condition of the letter of credit, the Company is required to maintain a $0.3 million compensating balance until the expiration of the letter of credit.

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value.

The Company measures certain financial assets and liabilities at fair value on a recurring basis. General accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). As of September 30, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities valued at fair value on a recurring basis.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably typically over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were less than $0.1 million for the periods presented. Revenue from systems delivery and installation represented 15% and 8% for the nine months ended September 30, 2020 and 2019, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 27% and 33% of revenue for the nine months ended September 30, 2020 and 2019, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 8% and 10% of revenue for the nine months ended September 30, 2020 and 2019, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 46% of revenue for the nine months ended September 30, 2020 and 2019.

Sublease Revenue:

The adoption of new lease accounting guidance as of January 1, 2019 requires the Company to record sublease income as revenue beginning in 2019. Sublease revenue represented 4% and 3% of revenue for the nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30		Nine Months Ended September 30,
	2020	2019	2020	2019
Systems	$2,953,005	$1,696,964	$2,965,774	$1,755,015
Disposables, service and accessories	5,504,048	6,258,252	16,099,915	19,515,125
Sublease	246,530	246,532	739,590	739,593
Total revenue	$8,703,583	$8,201,748	$19,805,279	$22,009,733

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $1.2 million as of September 30, 2020. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	September 30, 2020	December 31, 2019
Contract Assets - unbilled receivables	$200,134	$168,445

Customer deposits	162,240	-
Product shipped, revenue deferred	929,458	674,324
Deferred service and license fees	5,667,573	4,972,389
Total deferred revenue	6,759,271	5,646,713
Less: Long-term deferred revenue	(569,475)	(554,258)
Total current deferred revenue	$6,189,796	$5,092,455

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

Revenue recognized for the nine months ended September 30, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period was $4.7 million and $5.4 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheet were $0.3 million as of September 30, 2020 and December 31, 2019. The Company did not incur any impairment losses during any of the periods presented.

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recognized at the time of sale. Costs of disposable revenue include direct product costs and estimated warranty costs and are recognized at the time of sale. Cost of revenue from services and license fees are recognized when incurred.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(1,572,972)	$43,748	$(5,465,609)	$(3,506,790)
Cumulative dividend on convertible preferred stock	(343,101)	(360,647)	(1,028,950)	(1,071,351)
Net loss attributable to common stockholders	$(1,916,073)	$(316,899)	$(6,494,559)	$(4,578,141)

Weighted average number of common shares and equivalents:	74,488,771	64,294,153	72,004,956	61,405,083
Basic EPS	$(0.03)	$(0.00)	$(0.09)	$(0.07)
Diluted EPS	$(0.03)	$(0.00)	$(0.09)	$(0.07)

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

As of September 30, 2020, the Company had 2,473,241 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $2.90 per share, 15,385 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.70 per share, 42,959,259 shares of common stock issuable upon the conversion of Series A Convertible Preferred Stock and accumulated dividends, 5,610,121 shares of common stock issuable upon the conversion of Series B Convertible Preferred Stock, and 1,112,723 shares of unvested restricted share units.

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

3. Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials	$4,013,147	$3,063,532
Work in process	521,018	515,262
Finished goods	2,220,520	2,164,187
Reserve for obsolescence	(3,908,634)	(3,895,451)
Total inventory	$2,846,051	$1,847,530

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2020	December 31, 2019
Prepaid expenses	$1,060,036	$640,252
Prepaid commissions	296,488	336,594
Deposits	588,345	712,179
Other assets	86,592	-
Total prepaid expenses and other assets	2,031,461	1,689,025
Less: Noncurrent prepaid expenses and other assets	(256,669)	(218,103)
Total current prepaid expenses and other assets	$1,774,792	$1,470,922

5. Property and Equipment

	September 30, 2020	December 31, 2019
Equipment	$6,556,769	$6,485,873
Leasehold improvements	2,338,441	2,338,441
	8,895,210	8,824,314
Less: Accumulated depreciation	(8,660,352)	(8,573,871)
Net property and equipment	$234,858	$250,443

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

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. At September 30, 2020, the weighted average discount rate for operating leases was 9.0% and the weighted average remaining lease term for operating lease term is 1.25 years.

The following table represents lease costs and other lease information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$585,588	$585,588	$1,756,758	$1,756,759
Short-term lease cost	19,084	19,671	53,858	58,311
Sublease income	(246,530)	(246,532)	(739,590)	(739,593)
Total net lease cost	$358,142	$358,727	$1,071,026	$1,075,477

Cash paid within operating cash flows	$634,918	$612,533	$1,860,165	$1,840,023

The initial recognition of the right of use assets in 2019 was $6.2 million. Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2020, excluding sublease income, were as follows:

September 30, 2020
2020	$583,516
2021	2,382,660
Total lease payments	2,966,176
Less: Interest	(150,204)
Present value of lease liabilities	$2,815,972

The undiscounted future cash flows to be received under the sublease are $0.2 million in 2020 and $1.0 million in 2021.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2020	December 31, 2019
Accrued salaries, bonus, and benefits	$1,773,314	$1,421,150
Accrued licenses and maintenance fees	483,879	483,879
Accrued warranties	180,047	141,697
Accrued taxes	195,553	206,232
Accrued professional services	244,203	383,342
Other	334,651	340,321
Total accrued liabilities	3,211,647	2,976,621
Less: Long term accrued liabilities	(255,517)	(255,517)
Total current accrued liabilities	$2,956,130	$2,721,104

8. Debt and Credit Facilities

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank that matured on June 30, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act is the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. The loan can be forgiven as long as the funds are used for payroll related expenses as well as rent and utilities paid during the twenty four week period from the date of the loan and as long as certain headcount levels are maintained. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of $2,158,310 from the Bank on April 20, 2020. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the full proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The Company anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion beginning in August 2021 with a final installment in April 2022. Interest would be assessed on the amount of the loan not forgiven at a rate of 1% per annum beginning on the date of the loan, April 20, 2020.

In accordance with general accounting principles for fair value measurement, the Company’s debt was measured at fair value (Level 2) as of September 30, 2020. As of September 30, 2020 the fair value of the debt approximated the carrying value of the debt.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of September 30, 2020.

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

At September 30, 2020, the Company had 2,043,108 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2020, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $3.6 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine month period ended September 30, 2020 is as follows:

	Number of Options/SARs	Range of Exercise Price			Weighted Average Exercise Price per Share
Outstanding, December 31, 2019	1,857,599	$0.74	-	$36.20	$2.22
Granted	897,250	$3.98	-	$5.13	$4.52
Exercised	(124,578)	$0.74	-	$2.15	$1.25
Forfeited	(157,030)	$0.74	-	$36.20	$5.39
Outstanding, September 30, 2020	2,473,241	$0.74	-	$35.20	$2.90

A summary of the restricted stock unit activity for the nine month period ended September 30, 2020 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2019	840,712	$1.28
Granted	420,000	$4.82
Vested	(147,739)	$2.45
Forfeited	(250)	$0.78
Outstanding, September 30, 2020	1,112,723	$2.46

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	September 30, 2020	December 31, 2019
Warranty accrual, beginning of the fiscal period	$141,697	$149,464
Accrual adjustment for product warranty	66,022	56,118
Payments made	(27,672)	(63,885)
Warranty accrual, end of the fiscal period	$180,047	$141,697

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

Second Quarter of 2020

During the early portion of the second quarter, weekly procedures in the United States and Europe continued to decline, reaching approximately 40% of fourth quarter 2019 levels by the middle of April. In May, with the reopening of various regions, procedures in both geographies began to recover and by the end of June, procedures were approximating the level seen before the pandemic. During the second quarter of 2020, weekly procedure rates in Asia Pacific continued to improve, eventually reaching the pre-pandemic weekly procedure rate.

Third Quarter of 2020

During the third quarter of 2020, weekly procedures continue to recover and currently approach the levels seen before the pandemic. The recent resurgence of COVID-19 in some areas may again cause hospitals and patients in some areas to again postpone procedures. Given these factors, we cannot reliably estimate the impact to procedure volume in the fourth quarter of 2020 and beyond.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably typically over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year warranty; warranty costs were less than $0.1 million for the periods presented.

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

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.3 million as of September 30, 2020 and December 31, 2019. The Company did not incur any impairment losses during any of the periods presented.

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

Cost of Contracts

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recognized at the time of sale. Costs of disposable revenue include direct product costs and estimated warranty costs and are recognized at the time of sale. Cost of revenue from services and license fees are recognized when incurred. Cost of sublease revenue is recognized on a straight-line basis.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue. Revenue increased from $8.2 million for the three months ended September 30, 2019 to $8.7 million for the three months ended September 30, 2020, an increase of 6%. Revenue from the sales of systems increased to $3.0 million for the three months ended September 30, 2020 from $1.7 million for the three months ended September 30, 2019, an increase of 74%, driven by increased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service, and accessories decreased to $5.5 million for the three months ended September 30, 2020 from $6.3 million for the three months ended September 30, 2019, a decrease of approximately 12%, driven by lower disposable sales volumes as a result of the COVID pandemic and lower service revenue. The Company recognized $0.2 million of sublease revenue for both the three month periods ended September 30, 2020 and 2019.

Cost of Revenue. Cost of revenue increased from $1.8 million for the three months ended September 30, 2019 to $4.0 million for the three months ended September 30, 2020, an increase of approximately 120%. As a percentage of our total revenue, overall gross margin decreased to 54% for the three months ended September 30, 2020 from 78% for the three months ended September 30, 2019 primarily due to changes in product mix. Cost of revenue for systems sold increased to $3.0 million for the three months ended September 30, 2020 from $0.7 million for the three months ended September 30, 2019 driven by increased system sales volumes. Gross margin for systems was $1.0 million for the three months ended September 30, 2019 compared to less than negative $0.1 million for the three months ended September 30, 2020. Gross margin for systems for the three month period ended September 30, 2020, reflect the allocation of overhead expenses and initial installation costs. Gross margin for systems for the three month period ended September 30, 2019, benefited from the reduction of inventory-related charges recorded in prior periods. Cost of revenue for disposables, service, and accessories decreased to $0.7 million for the three months ended September 30, 2020 from $0.9 million for the three months ended September 30, 2019 primarily due to lower expenses incurred under service contracts in the current year period. Gross margin for disposables, service, and accessories was 86%, generally consistent with the prior year quarter. Cost of sublease revenue was $0.2 million for both the three month periods ended September 30, 2020 and 2019.

Research and Development Expenses. Research and development expenses increased from $1.8 million for the three months ended September 30, 2019 to $2.0 million for the three months ended September 30, 2020, an increase of approximately 12%. This increase was primarily due to higher project spending in the three month period ending September 30, 2020.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.1 million for the three months ended September 30, 2019 to $2.8 million for the three months ended September 30, 2020, a decrease of approximately 10%. This decrease was primarily due to reductions in travel.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses remained relatively consistent at approximately $1.5 million for both the three months ended September 30, 2020 and 2019.

Interest Income (Expense). Interest expense was less than $0.1 million for the three months ended September 30, 2020 compared to interest income of less than $0.1 million for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue. Revenue decreased from $22.0 million for the nine months ended September 30, 2019 to $19.8 million for the nine months ended September 30, 2020, a decrease of approximately 10%. Revenue from the sale of systems increased from $1.8 million to $3.0 million, an increase of approximately 69%, driven by increased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service and accessories decreased to $16.1 million for the nine months ended September 30, 2020 from $19.5 million for the nine months ended September 30, 2019, a decrease of approximately 18%, driven by lower procedure volumes as a result of the COVID pandemic and to a lesser extent, lower service revenue. Sublease revenue was $0.7 million for the nine month periods ended September 30, 2020 and 2019.

Cost of Revenue. Cost of revenue increased from $4.4 million for the nine months ended September 30, 2019 to $6.1 million for the nine months ended September 30, 2020, an increase of approximately 38%. As a percentage of our total revenue, overall gross margin decreased to 69% for the nine months ended September 30, 2020 from 80% for the nine months ended September 30, 2019. Cost of revenue for systems sold increased from $0.7 million for the nine months ended September 30, 2019 to $3.3 million for the nine months ended September 30, 2020, primarily due to increased system sales volumes in the current year period. Gross margin for systems decreased from $1.0 million for the nine months ended September 30, 2019 to negative $0.3 million for the nine months ended September 30, 2020 due to initial installation costs and changes in production and obsolescence reserves. Cost of revenue for disposables, service, and accessories decreased to $2.1 million for the nine months ended September 30, 2020 from $2.9 million for the nine months ended September 30, 2019 driven by decreased disposable sales volumes and lower expenses incurred under service contracts in the current year period, both as a result of the COVID pandemic. Gross margin for disposables, service and accessories was 87% for the current year period compared to 85% for the nine months ended September 30, 2019, driven by product mix and lower expenses incurred under service contracts in the current year period. Cost of sublease revenue was $0.7 million for both the nine month periods ended September 30, 2020 and 2019.

Research and Development Expenses. Research and development expenses decreased from $7.4 million for the nine months ended September 30, 2019 to $6.0 million for the nine months ended September 30, 2020, a decrease of approximately 18%. This decrease was due to lower Genesis RMN project spending in the nine month period ended September 30, 2020.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $9.7 million for the nine months ended September 30, 2019 to $8.3 million for the nine months ended September 30, 2020, a decrease of approximately 14%. This decrease was primarily due to reductions in travel, commissions, and trade-show related expenses.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased to $5.0 million for the nine months ended September 30, 2020 from $4.2 million for the nine months ended September 30, 2019, an increase of 19%. This increase was primarily due to increased non-cash director compensation driven by stock appreciation as compared to the prior year.

Interest Income. Interest income for the nine months ended September 30, 2020 and September 30, 2019 was approximately $0.1 million.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

At September 30, 2020 we had $43.6 million of cash and equivalents. We had working capital of $40.4 million as of September 30, 2020 compared to $26.7 million as of December 31, 2019. The increase in working capital was primarily driven by net proceeds received from the May 2020 Securities Purchase Agreement partially offset by net losses incurred during the first nine months of 2020.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flow used in operating activities	$(3,820)	$(2,702)
Cash flow used in investing activities	(71)	(16)
Cash flow provided by financing activities	17,304	23,572

Net cash used in operating activities. We used approximately $3.8 million and $2.7 million of cash for operating activities during the nine months ended September 30, 2020 and 2019, respectively. The increase in cash used in operating activities was driven by the operating loss and increased use of working capital primarily for the building of inventory.

Net cash used in investing activities. We used less than $0.1 million of cash during the nine months ended September 30, 2020 and 2019 for purchases of equipment.

Net cash provided by financing activities. We generated $17.3 million of cash for the nine month period ended September 30, 2020 compared to $23.6 million generated for the nine month period ended September 30, 2019. The cash generated in the nine month period ended September 30, 2020 was primarily driven by the net proceeds of $15.0 million received from the May 2020 Securities Purchase Agreement and $2.2 million of proceeds received from the Paycheck Protection Program loan. The cash generated in the nine month period ended September 30, 2019 was driven by the net proceeds from the August 2019 Securities Purchase Agreement.

Capital Resources

As of September 30, 2020, our borrowing facilities were comprised of the Paycheck Protection Program debt as discussed in the following section.

Revolving Line of Credit

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank that matured on June 30, 2020.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act is the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. The loan can be forgiven as long as the funds are used for payroll related expenses as well as rent and utilities paid during the twenty four week period from the date of the loan and as long as certain headcount levels are maintained. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of $2,158,310 from the Bank on April 20, 2020. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the full proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The Company anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion beginning in August 2021 with a final installment in April 2022. Interest would be assessed on the amount of the loan not forgiven at a rate of 1% per annum beginning on the date of the loan, April 20, 2020.

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of September 30, 2020.

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

STEREOTAXIS, INC. (Registrant)

Date: November 9, 2020	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: November 9, 2020	By:	/s/ Kimberly R. Peery
Kimberly R. Peery Chief Financial Officer

