Form 10-K
period 2020-12-31
Stereotaxis, Inc.
filed 2021-03-12
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NYSE American on June 30, 2020) was approximately $233.9 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2021 was 73,758,714.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

STEREOTAXIS, INC.

PART I

ITEM 1.	BUSINESS

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Genesis RMN®, Epoch®, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, QuikCAS™ and Cardiodrive® are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

●	our business, operating, sales and marketing, and regulatory strategies;

●	our value proposition;

●	the impact of the recent coronavirus (“COVID-19”) pandemic and our responses to it;

●	our overall liquidity and our ability to fund operations;

●	our ability to convert backlog to revenue;

●	the ability of physicians to perform certain medical procedures with our products safely, effectively and efficiently;

●	the adoption of our products by hospitals and physicians;

●	the market opportunity for our products, including expected demand for our products;

●	the timing and prospects for regulatory approval of our additional disposable interventional devices;

●	the success of our business partnerships and strategic relationships;

●	our industry generally, and overall economic conditions;

●	our estimates regarding our capital requirements;

●	our plans for hiring additional personnel; and

●	any of our other plans, objectives, expectations and intentions contained in this annual report that are not historical facts.

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

OVERVIEW

Stereotaxis designs, manufactures and markets an advanced robotic magnetic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias by enabling enhanced safety, efficiency, and efficacy for catheter-based, or interventional, procedures. Our primary products include the Genesis RMN System, the Odyssey Solution, and related devices. We also offer to our customers the Stereotaxis Imaging Model S x-ray System.

The Genesis RMN System is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure.

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

We promote our full suite of products in a typical hospital implementation, subject to regulatory approvals or clearances. This implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and ongoing software updates. In hospitals where our full suite of products has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. Our prior generation robotic magnetic navigation system, the Niobe System, and the Odyssey Solution, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. Stereotaxis Imaging Model S x-ray System is CE marked and cleared by the FDA.

Not all products have and/or require regulatory clearance in all of the markets we serve. Please refer to “Regulatory Approval” in Item 1 for a description of the regulatory clearance, licensing, and/or approvals we currently have or are pursuing.

As of December 31, 2020, we had approximately $6.9 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. Of the December 31, 2020 backlog, we expect approximately 93% to be recognized as revenue over the course of 2021. We had backlog of approximately $1.1 million as of December 31, 2019. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation system can vary significantly from one reporting period to the next.

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

We believe that our systems will:

●	Improve patient outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices can lead to sub-optimal results in many procedures. Conversely, the precise control of multiple complex diagnostic and therapeutic devices by a single physician can lead to better outcomes for the patient. Precise instrument control is necessary for treating a number of cardiac conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. Maintaining this precision and contact can be very challenging, especially in the most complex procedures, such as those for the treatment of ventricular tachycardia. For coronary artery disease, precise and correct navigation and placement of expensive stents also have a significant impact on procedure costs and outcomes. We believe our robotic technology can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by affecting more precise, safe, treatments once these sites are reached.

●	Expand the market by enhancing the treatment of more complex cases. Treatment of a number of major diseases, including ventricular tachycardia, atrial fibrillation, congenital heart diseases, and critical limb ischemia due to chronic total occlusions of peripheral arteries, is highly problematic using conventional wire and/or catheter-based techniques. Additionally, many patients with multi-vessel disease and certain complex arrhythmias, such as ventricular tachycardia and atrial fibrillation are often referred to other more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases interventionally. Because our robotic technology provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult ventricular tachycardia, atrial fibrillation, and congenital heart diseases to be treated interventionally on a much broader scale than today.

●	Enhance patient and physician safety. The clinical value of our robotic magnetic navigation system has been demonstrated in over 400 publications and in more than 100,000 procedures. A systematic review of all peer-reviewed publications on our technology observed that robotic magnetic navigation reduced major complication rates by 72%, minor complications by 39% and patient radiation duration by 36% in comparison to traditional manual intervention. These safety benefits to patients are complemented by improved occupational safety for the physicians and nursing staff who are performing the procedures. Healthcare professionals face long term orthopedic and exposure risks which are mitigated by our robotic technology. 49% of professionals performing manual procedures suffer from orthopedic injury. 85% of brain tumors in interventional physicians present on the left side of the brain which is the side typically exposed to radiation when performing a manual procedure. Our robotic technology improves physician safety and reduces physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

●	Improve clinical workflow and information management. Complex ablation procedures involve several sources of information, which conventionally require a physician to mentally integrate and process large quantities of information from different sources in real time, often from separate user interfaces. Sources of information include real time x-ray and/or ultrasound images, real time location sensing systems providing the 3-D location of a catheter tip, pre-operative map of the electrical activity of the heart, real time recording of electrical activity of the heart, and temperature feedback from an ablation catheter. The Odyssey Solution improves clinical workflow and information management efficiency by integrating and synchronizing the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse and keyboard control.

●	Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Conventional interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that our robotic technology can reduce procedure times compared to manual procedures, especially in the most complex procedures such as the treatment of ventricular tachycardia. We believe the robotic magnetic navigation system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from robotics can result from decreased use of multiple catheters, high-end deflectable sheaths, and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

●	Improve physician skill levels in order to improve the efficacy of complex cardiology procedures. Training required for physicians to safely and effectively carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of physicians who are skilled in performing more complex procedures. We believe that our robotic technology can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventional physicians, with more standardized outcomes. In addition, interventional physicians can learn to use robotic systems in a relatively short period of time. The robotic magnetic navigation system can also be programmed to carry out sequences of complex navigation automatically further enhancing ease of use. We believe the Odyssey Solution can allow advanced training online thereby accelerating learning.

●	Help hospitals recruit physicians and attract patients. Due to the clinical benefits of our products, we believe hospitals will realize significant operational benefits when recruiting physicians to work in a safer procedure environment, while attracting patients who desire to have safer procedures that lead to better long term outcomes.

PRODUCTS

Robotic Magnetic Navigation

Our proprietary robotic magnetic navigation systems (RMN) include the Genesis RMN and the prior generation Niobe Systems. These systems are designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. Our systems provide physicians with precise remote digital instrument control in combination with sophisticated image integration. It can be operated either from an adjacent room and outside the x-ray fluoroscopy field or beside the patient table, as in traditional interventional procedures. The RMN system allows the operator to navigate disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to deliver treatment by using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled by the working tip to arrive at its position in the blood vessels or chambers of the heart. This results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the device.

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

Odyssey® Solution

The Odyssey Solution offers a fully integrated, real-time information solution to manage, control, record and share procedures across networks or around the world. We believe that the Odyssey Solution enhances the physician workflow in interventional labs through a consolidated user interface of multiple systems on a single display to enable greater focus on the case and improve the efficiency of the lab. Through the use of a single mouse and keyboard, the Odyssey Solution allows the user to command multiple systems in the lab from a single point of control. In addition, the Odyssey Solution acquires a real-time, remote view of the lab, capturing synchronized procedure data for review of important events during cases. The Odyssey Solution enables physicians to access recorded cases and create snapshots following procedures for enhanced clinical reporting, auditing and presentation. The Odyssey Solution enables physicians to establish a comprehensive master archive of procedures performed in the lab providing an excellent tool for training new staff on the standard practices. The Odyssey Solution further enables procedures to be observed remotely around the world with high speed Internet access over a hospital VPN, even wirelessly using a standard laptop or Windows tablet computer.

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

We also manufacture and market various disposable (the V-Loop, V-Sono, and V-CAS) components which can be manipulated by our Vdrive™ Robotic Navigation System a complimentary product that provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. In addition we also market and distribute other disposable and related devices that can be use with our robotic magnetic navigation systems.

Other Recurring Revenue

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed.

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

FINANCIAL INFORMATION ABOUT CUSTOMERS

No single customer accounted for more than 10% of total revenue for the year ended December 31, 2020. Revenue from Biosense Webster Inc., related to royalties, accounted for $2.8 million, or 10%, of total net revenue for the year ended December 31, 2019. No other single customer accounted for more than 10% of total revenue for the year ended December 31, 2019. Revenue from customers in Finland accounted for $2.7 million, or 10%, of total revenue for the year ended December 31, 2020. No other single country, other than the U.S., accounted for more than 10% of total revenue for the years ended December 31, 2020 and 2019.

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

Electrophysiology

The rhythmic beating of the heart results from the transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in symptoms that can range from fatigue to stroke or death. Over 5.0 million people in the U.S. currently suffer from the resulting abnormal heart rhythms, which are known as arrhythmias. The prevalence of arrhythmias is expected to continue to rise as the population ages and life expectancy continues to increase. These conditions are a major physical and economic burden and are associated with stroke, heart failure, and adverse symptoms causing patients to be very motivated to seek treatment. The combination of symptoms, prevalence and comorbidities make arrhythmias a major economic factor in healthcare. We believe payors are very interested in therapies that may reduce the financial impact of these diseases.

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

We believe more than 5,000 interventional labs around the world are currently capable of conducting electrophysiology procedures. Nearly one million electrophysiology procedures are performed annually worldwide, and the procedure growth rate is approximately 10% annually.

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

Disposables Devices

We have entered into strategic relationships and successfully integrated with diagnostic mapping technologies to provide a robust open ecosystem where physicians and patients benefit from the broad integration of procedure data.

With Biosense Webster, we have jointly developed associated location and non-location sensing electrophysiology mapping and ablation catheters that are navigable with our robotic magnetic navigation system. We believe that these products provide physicians with the elements required for effective complex electrophysiology procedures: highly accurate information as to the exact location of the catheter in the body and highly precise control over the working tip of the catheter.

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 8% and 10% of revenue for the years ended December 31, 2020 and 2019, respectively.

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

RESEARCH AND DEVELOPMENT

We have assembled an experienced group of engineers and physicists with recognized expertise in magnetics, software, control algorithms, mechanics, electronics, systems integration and disposable interventional device design.

Our research and development efforts are focused in the following areas:

●	development and enhancement of Robotic Magnetic Navigation Systems;

●	designing new proprietary disposable interventional devices for use in Electrophysiology and other clinical specialties with our robotic systems; and

●	software and other engineering efforts to enhance imaging integrations, user interface, automated navigation, and operating room connectivity.

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

General

Our manufacturing facility operates under processes that meet the FDA’s requirements under the Quality System Regulation (QSR). Our ISO registrar and European notified British Standard Institution (BSI) has audited our facility annually since 2001 and found the facility to be in compliance with relevant requirements. The most recent ISO 13485 and MDSAP Certificate of Registration were issued in 2019 and 2020, respectively and are valid through September 2022.

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

We have an extensive patent portfolio that we believe protects the fundamental scope of our technology, including our magnet technology, navigational methods, procedures, systems, disposable interventional devices and our 3D integration technology. As of December 31, 2020, we had 65 issued U.S. patents, 1 co-owned U.S. patent, and no licensed-in U.S. patents. In addition, we had 2 pending U.S. patent applications. As of December 31, 2020, we had 23 issued foreign patents and 5 pending foreign patent applications. The key patents that protect our Niobe and Genesis RMN Systems extend until 2022 and beyond.

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

We also face competition from companies that are developing robotic technologies for electrophysiology and non-electrophysiology interventional procedures. We are aware of three companies that commercialized endovascular catheter navigation systems which have been cleared by the FDA for electrophysiology procedures as well as two companies with electromagnetic catheter navigation systems that received CE Mark approval in Europe. None of these companies seem to be active with any current commercial activities. Outside of electrophysiology, there are at least two companies that have commercialized robotic systems for guidewire manipulation and can be viewed as potential competitors as we look to address additional clinical applications.

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

In addition to federal regulations issued under HIPAA, some states and foreign countries have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. For example, the General Data Protection Regulation (the “GDPR”), which is in effect across the European Economic Area (the “EEA”), imposes several stringent requirements for controllers and processors of personal data and increased our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymised data, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric, or health data. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties.

In addition, California recently passed the California Consumer Privacy Act (the “CCPA”), which is considered by many to be the most far-reaching data privacy law introduced in the US to date and which introduces new compliance burdens on many organizations doing business in California who collect Personal Information about California residents. The CCPA’s definition of Personal Information is very broad and specifically includes biometric information. The CCPA took effect in 2020 and will allow for significant fines by the state attorney general, as well as a private right of action from individuals in relation to certain security breaches. The enactment of the CCPA is prompting a wave of similar legislative developments in other US states and creating the potential for a patchwork of overlapping but different state laws. Additionally, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

As a result of any of the foregoing, it may be necessary to modify our operations and procedures to comply with the more stringent state and foreign laws, which may entail significant and costly changes for us.

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

Human Capital

Given the highly competitive nature of the medical device industry, the future success of our company depends on our ability to attract, retain, and further develop top talent. We value the diversity of each of our employees and the contributions they make in helping us achieve our mission to discover, develop and deliver robotic systems, instruments, and information solutions for the interventional laboratory. We are committed to attracting, developing, and retaining the best talent reflecting a diversity of ideas, backgrounds, and perspectives.

As of December 31, 2020, we had 120 employees, 35 of whom were engaged directly in research and development, 52 in sales and marketing activities, 16 in manufacturing and service, and 17 in general administrative activities including finance, information systems, legal and general management. A significant majority of our employees are not covered by a collective bargaining agreement, and we consider our relationship with our employees to be positive. We also engage the services of independent contractors and consultants as needed for special or temporary projects or specific expertise.

As of December 31, 2020, our employees were based in 9 different countries around the world. Our global workforce consists of diverse, highly skilled talent at all levels.

Diversity, Equity & Inclusion

Diversity, equity and inclusion are integral parts of our culture. We strongly believe in a diverse workplace where all employees can thrive in an inclusive environment free from discrimination, harassment, bias and prejudice. We strive to foster a culture where mutual respect, inclusive behavior, and dignity are core to our individual expectations.

Our employees represent a broad range of backgrounds and bring a wide array of perspectives and experiences that have helped us achieve our global leadership in innovative robotic technologies designed to enhance the treatment of arrhythmias and perform endovascular procedures.

Health, Safety, and Wellness

Employee safety and well-being is of utmost importance to us and was of particular focus in 2020 due to the COVID-19 pandemic. In response to the pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This included having a significant portion of our employee base work from home, while implementing additional safety measures for operation-critical development and manufacturing employees that worked on-site. In addition, despite the challenges and disruptions inflicted by COVID-19, we continued to support patients and physicians that rely on our technology, while protecting our sales and service employees, with the broad deployment of TeleRobotic support, leveraging proprietary connectivity technology to enable remote clinical and technical support of robotic electrophysiology practices.

Compensation and Benefits

We strive to provide our employees with what we believe is a very competitive and comprehensive total rewards package of compensation, benefits and services. In addition to base compensation, these packages, which vary by country and region, can include annual bonuses, sales commissions, 401(k) and/or pension plans, healthcare and insurance benefits for employees and family members, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules. In addition, we offer employees the benefit of equity ownership in the company through stock option grants and/or restricted stock units. Eligible employees have the opportunity to participate in an employee stock purchase plan, which offers the opportunity to purchase our common stock at a discount of 5%.

Training and Development

We recognize the importance of furthering education and development of our employees through the various stages of their careers. We are dedicated to promoting individual, leader, team, and organizational development through a number of tools and services. We offer a variety of professional development courses for our employees and support employee continuing education. In addition, our employees are required to complete compliance training applicable to our industry. We also have an annual global performance review process for reviewing all employees’ performance and pay.

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

RISK FACTORS SUMMARY

Summary of Risks Related to Our Business and Busines Operations

●	We may not generate cash from operations or be able to raise the necessary capital to continue operations.

●	A pandemic, epidemic or outbreak of infectious disease could have an adverse effect our business, operating results or financial condition.

●	We may not be able to continue as a going concern if we do not improve the operating performance of the Company or raise additional capital.

●	Hospital decision-makers may not purchase our Robotic Magnetic Navigation Systems or related products or may think that such systems and products are too expensive.

●	If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.

●	We will likely experience long and variable sales and installation cycles, which could result in substantial fluctuations in our quarterly results of operations.

●	Physicians may not use our products if they do not believe they are safe, efficient and effective.

●	Our collaborations with fluoroscopy system manufacturers and providers of catheters and electrophysiology mapping systems or other parties may fail, or we may not be able to enter into additional collaborations in the future.

●	The complexity associated with selling, marketing, and distributing products could impair our ability to increase revenue.

●	Our marketing strategy is dependent on collaboration with physician “thought leaders.”

●	Physicians may not commit enough time to sufficiently learn our system.

●	Customers may choose to purchase competing products and not ours.

●	If the magnetic fields generated by our system are not compatible with, or interfere with, other widely used equipment in the interventional labs, sales of our products would be negatively affected.

●	The use of our products could result in product liability claims that could be expensive, divert management’s attention, and harm our reputation and business.

●	We have incurred substantial losses in the past and may not be profitable in the future.

●	Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

●	Risks associated with international manufacturing and trade could negatively impact the availability and cost of our products because materials used to manufacture our magnets, one of our key system components, are sourced from overseas.

●	We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.

●	Our growth may place a significant strain on our resources, and if we fail to manage our growth, our ability to develop, market, and sell our products will be harmed.

Summary of Risks Relating to Technology and Intellectual Property Matters

●	The rate of technological innovation of our products might not keep pace with the rest of the market.

●	Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.

●	We may be unable to protect our technology from use by third parties.

●	Third parties may assert that we are infringing their intellectual property rights.

●	Expensive intellectual property litigation is frequent in the medical device industry.

●	We may not be able to maintain all the licenses or rights from third parties necessary for the development, manufacture, or marketing of new and existing products.

●	Our products and related technologies can be applied in different medical applications, and we may fail to focus on the most profitable areas.

●	We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

●	Software errors or other defects may be discovered in our products.

Summary of Risks Relating to Regulatory and Legal Matters

●	If we or the parties in our strategic collaborations fail to obtain or maintain necessary FDA clearances or approvals for our medical device products, or if such clearances or approvals are delayed, we will be unable to continue to commercially distribute and market our products.

●	If our strategic collaborations elect not to or we fail to obtain regulatory approvals in other countries for products under development, we will not be able to commercialize these products in those countries.

●	We may fail to comply with continuing regulatory requirements of the FDA and other authorities and become subject to enforcement action, which may include substantial penalties.

●	Our suppliers, subcontractors, or we may fail to comply with the FDA quality system regulation or other quality standards.

●	If we fail to comply with health care regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

●	Healthcare policy changes, including the potential repeal or amendment of any existing legislation, may have a material adverse effect on us.

●	The application of state certificate of need regulations and compliance by our customers with federal and state licensing or other international requirements could substantially limit our ability to sell our products and grow our business.

●	Hospitals or physicians may be unable to obtain reimbursement from third-party payors for procedures using our products, or reimbursement for procedures may be insufficient to recoup the costs of purchasing our products.

●	Our costs could substantially increase if we receive a significant number of warranty claims or have other significant, uninsured liabilities.

Summary of Risks Related to Our Common Stock

●	Our principal stockholders continue to own a large percentage of our voting stock, and they have the ability to substantially influence matters requiring stockholder approval.

●	Future issuances of our securities could dilute current stockholders’ ownership.

●	We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

●	Our certificate of incorporation and bylaws, Delaware law, and one of our collaboration agreements contain provisions that could discourage a takeover.

●	Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

●	Our future operating results may be below securities analysts’ or investors’ expectations, which could cause our stock price to decline.

●	We expect that the price of our common stock could fluctuate substantially, possibly resulting in class action securities litigation.

●	If we fail to continue to meet all applicable NYSE American Market requirements and the NYSE American determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, which would impair the value of your investment and ultimately harm our business by limiting our access to equity markets for capital raising.

Summary of General Risk Factors

●	General economic conditions could materially adversely impact us.

●	We may lose key personnel or fail to attract and retain replacement or additional personnel.

●	We may have to repay outstanding indebtedness.

●	We face currency and other risks associated with international operations.

Risks Related to Our Business and Business Operations

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

In addition, many of our hospital customers, for whom the purchase of our system involves a significant capital purchase which may be part of a larger construction project at the customer site (typically the construction of a new building), may themselves be under economic pressures. This may cause delays or cancellations of current purchase orders and other commitments, and may exacerbate the long and variable sales and installation cycles for our robotic magnetic navigation systems. We may also experience significant reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) continue to re-prioritize the treatment of patients and divert resources away from non-coronavirus areas, which we anticipate will lead to the performance of fewer procedures in which our disposable products are used. In addition, patients may consider foregoing or deferring procedures utilizing our products, even if physicians and hospitals are willing to perform them, which could also reduce demand for, and sales of, our disposable products.

As of the date of the filing of this Annual Report on Form 10-K, we believe our manufacturing operations and supply chains have been minimally interrupted, but we cannot guarantee that they will not be interrupted more severely in the future. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. A material reduction or interruption to any of our manufacturing processes would have a material adverse effect on our business, operating results, and financial condition.

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

We continue to evaluate and, where appropriate, take actions to reduce costs and spending across our organization. We will continue to actively monitor the situation and may take further actions that alter our business operations that may be required by federal, state, or local governmental authorities that may be implemented by our vendors, supplier or customers, or that we determine are in the best interests of our employees, customers, suppliers and stockholders.

We may not be able to continue as a going concern if we do not improve the operating performance of the Company or raise additional capital.

The Company has sustained operating losses throughout its corporate history and expects that its 2021 operating expenses will exceed its 2021 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of our robotic magnetic navigation system as well as by new placements of capital systems. The Company’s plans for improving the liquidity conditions primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through debt or equity financing.

There can be no assurance that any of our plans will be successful or that additional capital will be available to us on reasonable terms, or at all, when needed. If we are unable to improve the operating performance of the Company or if we are unable to obtain sufficient additional capital, it may impair our ability to obtain new customers or hire and retain employees, any of which could force us to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

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

We currently market our products in the U.S., Europe and the rest of the world through a direct sales force of senior sales specialists, distributors and sales agents, supported by account managers and clinical specialists who provide training, clinical support, and other services to our customers. If we are unable to effectively utilize our existing sales force or increase our existing sales force in the foreseeable future, we may be unable to generate the revenue we have projected in our business plan. Factors that may inhibit our sales and marketing efforts include:

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

We also face competition from companies that are developing robotic technologies for electrophysiology and non-electrophysiology interventional procedures. We are aware of three companies that commercialized endovascular catheter navigation systems which have been cleared by the FDA for electrophysiology procedures as well as two companies with electromagnetic catheter navigation systems that received CE Mark approval in Europe. None of these companies seem to be active with any current commercial activities. Outside of electrophysiology, there are at least two companies that have commercialized robotic systems for guidewire manipulation and can be viewed as potential competitors as we look to address additional clinical applications.

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

In addition, if these manufacturers or suppliers stop providing us with the components or services necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses and could delay the shipment of or limit our ability to provide our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Additionally, obtaining components from a new supplier may require a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. Any disruptions in product flow may harm our ability to generate revenue, lead to customer dissatisfaction, damage our reputation and result in additional costs or cancellation of orders by our customers.

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

We purchase the permanent magnets for our robotic magnetic system from a manufacturer that uses material produced in Japan, and we anticipate that a certain amount of the production work for these magnets will be performed for this manufacturer in China. Given the complex relationships between China and the U.S., political, diplomatic, military, or other events could result in business disruptions, including increased regulatory enforcement against companies, tariffs, trade embargoes, and export restrictions relating to this production work. For example, in 2020, the U.S. government amended the Entity List rules to expand the requirement to obtain a license prior to the export of certain technologies. In addition, in 2020, a new U.S. regulation seeks to prohibit the U.S. government from contracting with companies who use the products or services of certain Chinese companies. While we believe do not that these regulations materially impact our business at this time, we cannot predict the impact that additional regulatory changes may have on our business in the future, which could adversely affect our business operations in China, or may otherwise limit our ability to offer our products and services in China and other parts of the world. In addition, our subcontractor may purchase magnets for our disposable interventional devices directly from a manufacturer in Japan. The relationships with these manufacturers and suppliers are generally on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. These vendors could discontinue sourcing or supplying these magnets at any time. If any of our significant vendors were to discontinue their relationship with us or with our subcontractor, or if the factories were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our supply of magnets as we transition our orders to new vendors or factories which could, in turn, cause a significant increase in price or a disruption of imports, including the imposition of import restrictions, could adversely affect our business, financial condition and results of operations. The flow of components from our vendors could also be adversely affected by financial or political instability or travel restrictions or bans in any of the countries in which the goods we purchase are manufactured, if the instability or restriction affects the production or export of product components from those countries. Trade restrictions in the form of tariffs or quotas, or both, could also affect the importation of those product components and could increase the cost and reduce the supply of products available to us. For example, the previous administration implemented, or was considering the imposition of, tariffs on certain foreign goods, and we cannot predict the ongoing status of tariffs or any further potential legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services, which could increase the cost of our products and the components and raw materials that go into making them. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services. In addition, decreases in the value of the U.S. dollar against foreign currencies, or significant price increase from these suppliers, could increase the cost of products we purchase from overseas vendors.

We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.

We subcontract all or part of the manufacture and assembly of components of our products and devices. The products we design may not satisfy all of the performance requirements of our customers and we may need to improve or modify the design or ask our subcontractors to modify their production process in order to do so. In addition we, or our subcontractors, may experience quality problems, substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, our revenue may be impacted.

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

Risks Relating to Technology and Intellectual Property Matters

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

Successfully commercializing our products depends in part on not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. We may also be liable for patent infringement by third parties whose products we use or combine with our own and for which we have no right to indemnification. In addition, because patent applications are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware and which may later result in issued patents that our products infringe. Determining whether a product infringes a patent involves complex legal and factual issues and may not become clear until finally determined by a court in litigation. Our competitors may assert that our products infringe patents held by them. Moreover, as the number of competitors in our market grows the possibility of a patent infringement claim against us increases. If we were unsuccessful in obtaining a license or redesigning our products, we could be subject to litigation. If we lose in this kind of litigation, a court could require us to pay substantial damages or prohibit us from using technologies essential to our products covered by third-party patents. An inability to use technologies essential to our products would have a material adverse effect on our financial condition, results of operations and cash flow and could undermine our ability to continue operating as a going concern.

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

Risks Related to Regulatory and Legal Matters

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

Additionally, any modification to a FDA 510(k) cleared or de novo-approved device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. Modifications to a PMA approved device or its labeling may require either a new PMA or PMA supplement approval, which could be a costly and lengthy process. In addition, if we are unable to obtain approval for key applications, we may face product market adoption barriers that we cannot overcome. In the future, we may modify our products after they have received clearance or approval, and we may determine that new clearance or approval is unnecessary. We cannot assure you that the FDA would agree with any of our decisions not to seek new clearance or approval. If the FDA requires us to seek clearance or approval for any modification that we determined to not require clearance or approval in the first instance, we could be subject to enforcement sanctions and we also may be required to cease marketing or recall the modified product until we obtain FDA clearance or approval which could also limit product sales, delay product shipment and harm our profitability.

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

While we do not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, many health care laws and regulations apply to our business. We are subject to health care fraud and patient privacy regulation by the federal government, the states in which we conduct our business, and internationally. The regulations that may affect our ability to operate include:

●	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us if we provide coding and billing advice to customers;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and the applicable Privacy and Security Standards of HITECH, the Health Information Technology for Economic and Clinical Health Act, which is Title XIII of the American Recovery and Reinvestment Act;

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts, including the California Consumer Privacy Act, or CCPA, which is introduces new and far-reaching law data privacy compliance burdens on many organizations doing business in California who collect personal information about California residents;

●	the General Data Protection Regulation, or GDPR, which imposes requirements for controllers and processors of personal data and is in effect across the European Economic Area, or EEA, such as imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymised data, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data;

●	federal self-referral laws, such as the Stark Anti-Referral Law, which prohibits a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest;

●	federal and state Sunshine laws, which require manufacturers of certain medical devices to collect and report information on payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members; and

●	regulations pertaining to receipt of CE mark for our products marketed outside of the United States and submission to periodic regulatory audits in order to maintain these regulatory approvals.

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

Changes to, or repeal of, the 2010 Patient Protection and Affordable Care Act (PPACA), which different administrations and certain members of Congress have affirmatively indicated that they will pursue, could materially and adversely affect our business and financial position, and results of operations. Even if the PPACA is not amended or repealed, the administration could propose changes impacting implementation of the PPACA, which could materially and adversely affect our financial position or operations. However, we cannot currently predict the content, timing or impact that any such future legislation will have on our business.

The application of state certificate of need regulations and compliance by our customers with federal and state licensing or other international requirements could substantially limit our ability to sell our products and grow our business.

Some states require health care providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items such as our products. In many cases, a limited number of these certificates are available. As a result of this limited availability, hospitals and other health care providers may be unable to obtain a certificate of need for the purchase of our systems. Further, the sales and installation cycle of our robotic magnetic navigation systems may be longer in certificate of need states due to the time it takes our customers to obtain the required approvals. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive payments from government-sponsored health care programs such as Medicare and Medicaid, receive full reimbursement from third party payors, and maintain their customers. Our international customers may be required to meet similar or other requirements. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation, or the failure of our customers to satisfy the other necessary requirements under government-sponsored health care programs or other requirements could cause our sales to decline.

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

Our costs could substantially increase if we receive a significant number of warranty claims or have other significant, uninsured liabilities.

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

Moreover, for certain risks, we do not maintain insurance coverage because of cost and/or availability. In addition, in the future, we may not continue to maintain certain existing insurance coverage or adequate levels of coverage. Premiums for many types of insurance have increased significantly in recent years and, depending on market conditions and our circumstances, in the future, certain types of insurance, such as directors’ and officers’ insurance, may not be available on acceptable terms or at all. Because we retain some portion of our insurable risks and, in some cases, we are entirely self-insured, unforeseen or catastrophic losses in excess of insurance coverage could require us to pay substantial amounts, which may have a material adverse impact on our business, financial condition, results of operations, or cash flows.

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

As of December 31, 2020, we had 5.6 million shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 43.5 million shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock. Our Series A Convertible Preferred Stock bears dividends at a rate of six percent (6.0%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash, except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Convertible Preferred Stock. Instead, the value of the accrued dividends is added to the liquidation preference of the Series A Convertible Preferred Stock and will increase the number of shares of common stock issuable upon conversion, which will dilute the ownership of our common stockholders.

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

Further, the Series A Convertible Preferred Stock rank senior to our common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company. No such distributions or payments upon the liquidation, dissolution and winding up of the Company may be made to holders of common stock unless and until the holders of the Series A Convertible Preferred Shares have received the stated value of $1,000 per share plus any accrued and unpaid dividends. Until all Series A Convertible Preferred Shares have been converted or redeemed, no dividends may be paid on the common stock without the express written consent of the holders of a majority of the outstanding Series A Convertible Preferred Shares. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock, the holders of Series A Convertible Preferred Shares are entitled to participate in such dividend or distribution on an as-converted basis. Any such distributions or payments upon the liquidation, dissolution or winding up of the Company may dilute the ownership interests of our existing stockholders.

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

While our common stock is traded on the NYSE American Market, trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2020, our common stock traded between $1.70 and $5.58 per share, on trading volume ranging from approximately 51,300 to 5.6 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

General Risk Factors

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

We may have to repay outstanding indebtedness.

We borrowed approximately $2.2 million through the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and our current borrowing agreement with our lender is not accompanied by any loan covenants. Although the Company believes it has met the guidelines for the loan to be forgiven, there can be no assurance that the Small Business Association will grant such forgiveness. To the extent it is not forgiven, the Company would be required to repay that portion of the loan beginning in August 2021 with a final installment in April 2022.

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2020 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our primary company facilities are located in St. Louis, Missouri where we currently lease approximately 52,000 square feet of office space and 12,000 square feet of demonstration and assembly space under a lease agreement through December 31, 2021.

In August 2016, the Company entered into an agreement to sublease approximately 11,000 square feet of office space immediately and an additional 16,000 square feet of office space beginning in January of 2017, with the term of the sublease ending on December 31, 2018. The term of the sublease was subsequently extended through December 31, 2021.

We lease approximately 2,200 square feet of office space in Maple Grove, Minnesota, under a lease agreement through October 30, 2021, and have leased office space in Amsterdam, The Netherlands through August 31, 2021. In addition, we lease an office space in Beijing, China under a lease agreement through November 29, 2023.

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

As of February 28, 2021, there were approximately 447 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, our industry generally, overall economic conditions, our financial condition, liquidity and capital resources, our results of operations, and the impact of the recent coronavirus (“COVID-19”) pandemic and our responses to it. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Stereotaxis designs, manufactures and markets an advanced robotic magnetic navigation system for use in a hospital’s interventional surgical suite, or “interventional lab”, that we believe revolutionizes the treatment of arrhythmias by enabling enhanced safety, efficiency, and efficacy for catheter-based, or interventional, procedures. Our primary products include the Genesis RMN System, the Odyssey Solution, and related devices. We also offer to our customers the Stereotaxis Imaging Model S x-ray System.

The Genesis RMN System is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure.

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

We promote our full suite of products in a typical hospital implementation, subject to regulatory approvals or clearances. This implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and ongoing software updates. In hospitals where our full suite of products has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

We have received regulatory clearance, licensing and/or CE Mark approvals necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. Our prior generation robotic magnetic navigation system, the Niobe System, and the Odyssey Solution, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. Stereotaxis Imaging Model S x-ray System is CE marked and cleared by the FDA.

Not all products have and/or require regulatory clearance in all of the markets we serve. Please refer to “Regulatory Approval” in Item 1 for a description of the regulatory clearance, licensing, and/or approvals we currently have or are pursuing.

As of December 31, 2020, we had approximately $6.9 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. Of the December 31, 2020 backlog, we expect approximately 93% to be recognized as revenue over the course of 2021. We had backlog of approximately $1.1 million as of December 31, 2019. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation system can vary significantly from one reporting period to the next.

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

During the third quarter of 2020, weekly procedures continued to recover and approached the levels seen before the pandemic.

During the fourth quarter of 2020, periodic resurgence of COVID-19 caused hospitals and patients in some areas to again postpone procedures. Overall, weekly procedures during the fourth quarter remained generally consistent with the recovery seen in the third quarter.

Ongoing

Even with the anticipated rollout of an effective vaccine, we do not expect all markets to recover at the same pace. The impact that the pandemic will have on our business will likely continue to vary by individual geography based on the extent of the outbreak in each area, the timing of the vaccine distribution, specific governmental restrictions and the availability of testing capabilities, personal protective equipment, and hospital facilities, as well as decisions by our vendors, suppliers, customers and, ultimately, patients in response to the pandemic, none of which we are able to currently and accurately predict. While we cannot reliably estimate the depth or length of the impact, we continue to anticipate significant, periodic disruptions to our procedures volumes, service activities and system placements into 2021. In addition, we would expect that additional capital system orders will also experience some delay.

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

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed.

Sublease Revenue:

A portion of our principal executive office is subleased to a third party through 2021. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), the Company records sublease income as revenue.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. See Note 2 to the financial statements for additional detail on deferred revenue. The Company did not have any impairment losses on its contract assets for the periods presented.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.3 million as of December 31, 2020 and December 31, 2019. The Company did not incur any impairment losses during any of the periods presented.

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

Stock-based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option and stock appreciation rights grants made to employees, and directors at the fair value of the option granted, and from grants of restricted shares and units to employees, directors, and third-party consultants. The fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares and units was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants and units is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which are generally earned over a period of six months. Stock compensation expense for performance-based restricted shares, if any, is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to grants to non-employees are re-measured quarterly through the vesting date. Compensation expense is recognized only for those options expected to vest, net of actual forfeitures. Estimates of the expected life of options have been based on the average of the vesting and expiration periods, which is the simplified method under general accounting principles for share-based payments. Estimates of volatility utilized in calculating stock-based compensation have been prepared based on historical data. Actual experience to date has been consistent with these estimates.

The amount of compensation expense to be recorded in future periods may increase if we make additional grants of options, stock appreciation rights or restricted shares. The amount of expense to be recorded in future periods may decrease if the requisite service periods are not completed.

Valuation of Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out (FIFO) method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete is based on expected future use. Our reserve estimates have historically been consistent with our actual experience as evidenced by actual sale or disposal of the goods. Excess manufacturing overhead costs attributable to idle facility expenses or abnormally low production volumes are excluded from inventory and recorded as an expense in the period incurred.

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

Results of Operations

Comparison of the Years ended December 31, 2020 and 2019

Revenue. Revenue decreased from $28.9 million for the year ended December 31, 2019, to $26.6 million for the year ended December 31, 2020, a decrease of approximately 8%. Revenue from sales of systems increased from $2.1 million for the year ended December 31, 2019, to $3.6 million for the year ended December 31, 2020, an increase of approximately 76%, driven by increased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service and accessories decreased to $22.0 million for the year ended December 31, 2020, from $25.9 million for the year ended December 31, 2019, a decrease of approximately 15%, driven by lower procedure volumes as a result of the COVID pandemic and to a lesser extent, lower service revenue. Sublease revenue was $1.0 million for the years ended December 31, 2020 and 2019.

Cost of Revenue. Cost of revenue increased from $6.1 million for the year ended December 31, 2019, to $7.7 million for the year ended December 31, 2020, an increase of approximately 25%. As a percentage of our total revenue, overall gross margin decreased to 71% for the year ended December 31, 2020, from 79% for the year ended December 31, 2019. Cost of revenue for systems sold increased from $1.4 million for the year ended December 31, 2019, to $3.7 million for the year ended December 31, 2020 primarily due to increased system sales volumes in the current year period. Gross margin for systems decreased from $0.7 million for the year ended December 31, 2019 to less than negative $0.1 million for the year ended December 31, 2020 due to initial installation costs and changes in production and obsolescence reserves. Cost of revenue for disposables, service, and accessories decreased to $3.0 million for the year ended December 31, 2020 from $3.7 million for year ended December 31, 2019 driven by decreased disposable sales volumes and lower expenses incurred under service contracts in the current year period, both as a result of the COVID pandemic. Gross margin for disposables, service and accessories was 87% for the current year period compared to 86% for the year ended December 31, 2019, driven by product mix and lower expenses incurred under service contracts in the current year period. Cost of sublease revenue was $1.0 million for both the years ended December 31, 2020 and 2019.

Research and Development Expense. Research and development expense decreased from $9.0 million for the year ended December 31, 2019, to $8.1 million for the year ended December 31, 2020, a decrease of approximately 10%. This decrease was due to lower Genesis RMN project spending in the year ended December 31, 2020.

Sales and Marketing Expense. Sales and marketing expense decreased from $12.7 million for the year ended December 31, 2019 to $11.2 million for the year ended December 31, 2020, a decrease of approximately 12%. This decrease was primarily due to reductions in travel and trade-show related expenses in the year ended December 31, 2020, as a result of the COVID pandemic.

General and Administrative Expense. General and administrative expenses include finance, information systems, legal, and general management expenses. General and administrative expense increased from $5.8 million for the year ended December 31, 2019 to $6.4 million for the year ended December 31, 2020, an increase of approximately 9%. This increase was primarily driven by higher professional service fees in the current year period.

Interest Income (Expense). Interest income for the years ended December 31, 2020 and December 31, 2019 was approximately $0.1 million and $0.2 million, respectively.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2020, and December 31, 2019 to reflect these uncertainties. As of December 31, 2020, we had gross federal net operating loss carryforwards of approximately $111.0 million of which approximately $98.5 million will expire between 2030 and 2037 and approximately $12.5 million can be carried forward indefinitely. As of December 31, 2020, we had gross state net operating loss carryforwards of approximately $34.2 million which will expire at various dates between 2021 and 2040 if not utilized. We may not be able to utilize all of these loss carryforwards prior to their expiration.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

As of December 31, 2020, our accumulated deficit was $488.0 million with cash and cash equivalents of $44.2 million, inclusive of the compensating cash arrangement. Since inception, we have financed our operations primarily through cash generated by operations and proceeds from our debt and stock offerings.

Capital Resources

As of December 31, 2020, our borrowing facilities were comprised of the Paycheck Protection Program debt as discussed in the following section.

Revolving Line of Credit

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank that matured on June 30, 2020.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act is the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. In general, the loan can be forgiven as long as the funds are used for payroll related expenses as well as rent and utilities paid during the twenty four week period from the date of the loan and as long as certain headcount and salary/wage levels are maintained. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of $2,158,310 from the Bank on April 20, 2020. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the full proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The Company anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion beginning in August 2021 with a final installment in April 2022. Interest would be assessed on the amount of the loan not forgiven at a rate of 1% per annum beginning on the date of the loan, April 20, 2020.

Common Stock

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and certain conditions of our agreement with our primary lender. No dividends have been declared or paid as of December 31, 2020.

2020 Equity Financing

As disclosed in Note 9, on May 25, 2020, the Company entered into a Securities Purchase Agreement with certain accredited investors, whereby it, in a direct registered offering, agreed to issue and sell to the investors an aggregate of 3,658,537 shares of the Company’s common stock, $0.001 par value per share, at a price of $4.10 per share. The Company received net proceeds of approximately $15.0 million, after offering expenses.

2019 Equity Financing and Series B Convertible Preferred Stock

As disclosed in Note 9, on August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, in a private placement, agreed to issue and sell to the investors (i) an aggregate of 6,585,000 shares of the Company’s common stock, $0.001 par value per share, at a price of $2.05 per share and (ii) 5,610,121 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”), which are convertible into shares of the Company’s common stock, at a price of $2.05 per share. The Series B Preferred Stock, which is a common stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Preferred Stock is reported in the stockholders’ equity section of the balance sheet. The Company received net proceeds of approximately $23.1 million, after offering expenses.

Series A Convertible Preferred Stock and Warrants

In September 2016, the Company issued (i) 24,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1,000 per share (the “Series A Preferred Stock”), which are convertible into shares of the Company’s common stock at an initial conversion rate of $0.65 per share, subject to adjustment for events such as stock splits, combinations and the like as provided in the certificate of designations covering such Series A Preferred Stock, and (ii) warrants to purchase an aggregate of 36,923,078 shares of common stock. The shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The Series A Preferred Stock bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Preferred Stock. Each holder of convertible preferred shares has the right to require us to redeem such holder’s shares of Series A Preferred Stock upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets, or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the Series A Preferred Stock in the event of a defined change of control. The Series A Preferred Stock ranks senior to our common stock as to distributions and payments upon the liquidation, dissolution, and winding up of the Company. Since the Series A Preferred Stock are subject to conditions for redemption that are outside the Company’s control, the Series A Preferred Stock are presently reported in the mezzanine section of the balance sheet.

The warrants issued in conjunction with the Series A Preferred Stock (the “SPA Warrants”) have an exercise price of $0.70 per share subject to adjustments for events such as stock splits, combinations, and the like as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations.

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Cash flow used in operating activities	$(3,512)	$(4,617)
Cash flow used in investing activities	(71)	(29)
Cash flow provided by financing activities	17,340	24,032

Net cash used in operating activities. We used approximately $3.5 million and $4.6 million of cash in operating activities during the years ended December 31, 2020 and 2019, respectively. The decrease in cash used in operating activities from 2019 to 2020 was driven by changes in working capital.

Net cash used in investing activities. We used less than $0.1 million of cash during the years ended December 31, 2020 and 2019 for purchases of equipment.

Net cash provided by financing activities. We generated approximately $17.3 million of cash for the year ended December 31, 2020, compared to approximately $24.0 million generated for the year ended December 31, 2019. The cash generated in the year ended December 31, 2020 was primarily driven by the net proceeds of $15.0 million received from the May 2020 Securities Purchase Agreement and $2.2 million of proceeds received from the Paycheck Protection Program loan. The cash generated in the year ended December 31, 2019 was driven by the net proceeds from the August 2019 Securities Purchase Agreement.

At December 31, 2020, we had working capital of approximately $39.1 million, compared to a working capital of approximately $26.7 million at December 31, 2019. The increase in working capital was primarily driven by net proceeds received from the May 2020 Securities Purchase Agreement.

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank that matured on June 30, 2020.

As of December 31, 2020, our borrowing facilities were comprised of the Paycheck Protection Program debt.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stereotaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2020 and December 31, 2019, the related statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Systems Revenue Recognition

Description of the Matter

As discussed in Note 2 to the financial statements, the Company generates revenue from initial capital sales of systems as well as recurring revenue from the sale of proprietary disposable devices, from royalties paid to the Company for co-developed catheters, and revenue from ongoing software updates and service contracts. The Company’s contracts for system sales generally have multiple performance obligations.

Auditing the timing and amount of revenue recognized for system sales required significant auditor judgment because it involves several subjective management assumptions and estimates including the identification of performance obligations within the contracts, the estimation of the standalone selling price of each performance obligation, the allocation of transaction price to each performance obligation, and a determination of the timing of the satisfaction of the performance obligation.

How We Addressed the Matter in Our Audit

To test system revenue, our audit procedures included, among others, testing management’s identification of the performance obligations and the allocation of the transaction price to each performance obligation by performing an independent assessment of customer contracts and comparing our assessment to that of management. We also tested management’s estimated standalone selling prices for its identified performance obligations based on actual prices charged for similar products and services sold on a standalone basis, cost and margin analyses. We also tested management’s assertion that control was transferred to the customer by inspecting documentation supporting the transfer of control on contracts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

St. Louis, Missouri

March 12, 2021

STEREOTAXIS, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$43,939,512	$30,182,115
Compensating cash arrangement	250,620	-
Accounts receivable, net of allowance of $123,614 and $380,212 at 2020 and 2019, respectively	3,515,136	5,329,577
Inventories, net	3,295,457	1,847,530
Prepaid expenses and other current assets	1,716,014	1,470,922
Total current assets	52,716,739	38,830,144
Property and equipment, net	195,129	250,443
Operating lease right-of-use assets	2,235,442	4,286,064
Other assets	308,515	218,103
Total assets	$55,455,825	$43,584,754

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$1,185,058	$-
Accounts payable	1,608,636	2,099,097
Accrued liabilities	3,209,235	2,721,104
Deferred revenue	5,282,770	5,092,455
Current portion of operating lease liabilities	2,287,487	2,248,189
Total current liabilities	13,573,186	12,160,845
Long-term debt	973,252	-
Long-term deferred revenue	548,915	554,258
Operating lease liabilities	-	2,089,537
Other liabilities	131,231	255,517
Total liabilities	15,226,584	15,060,157

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,513 and 23,110 shares outstanding at 2020 and 2019, respectively	5,605,323	5,758,190

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2020 and 2019	5,610	5,610

Common stock, par value $0.001; 300,000,000 shares authorized, 73,694,203 and 68,529,623 shares issued at 2020 and 2019, respectively	73,694	68,530
Additional paid in capital	522,709,846	504,211,040
Treasury stock, 4,015 shares at 2020 and 2019	(205,999)	(205,999)
Accumulated deficit	(487,959,233)	(481,312,774)
Total stockholders’ equity	34,623,918	22,766,407
Total liabilities and stockholders’ equity	$55,455,825	$43,584,754

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Revenue:
Systems	$3,626,284	$2,066,253
Disposables, service and accessories	22,017,631	25,850,174
Sublease	986,120	986,123
Total revenue	26,630,035	28,902,550

Cost of revenue:
Systems	3,715,416	1,411,423
Disposables, service and accessories	2,962,710	3,738,914
Sublease	986,120	986,122
Total cost of revenue	7,664,246	6,136,459

Gross margin	18,965,789	22,766,091

Operating expenses:
Research and development	8,136,914	9,021,403
Sales and marketing	11,178,325	12,733,389
General and administrative	6,364,365	5,838,158
Total operating expenses	25,679,604	27,592,950
Operating loss	(6,713,815)	(4,826,859)

Interest income, net	67,356	235,575
Net loss	$(6,646,459)	$(4,591,284)

Cumulative dividend on Series A convertible preferred stock	(1,369,421)	(1,429,400)
Loss attributable to common stockholders	$(8,015,880)	$(6,020,684)

Net loss per share attributable to common stockholders:
Basic	$(0.11)	$(0.10)
Diluted	$(0.11)	$(0.10)

Weighted average number of common shares and equivalents:
Basic	72,746,268	63,051,581
Diluted	72,746,268	63,051,581

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Year Ended December 31, 2019

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2018	23,900	$5,960,475	-	$-	59,058,297	$59,058	$478,179,574	$(205,999)	$(476,721,490)	$1,311,143
Issuance of common stock					7,778,806	7,779	13,312,405			13,320,184
Share-based compensation					207,212	207	1,811,877			1,812,084
Components of net loss									(4,591,284)	(4,591,284)
Employee stock purchase plan					39,648	40	80,017			80,057
Preferred stock issuance			5,610,121	5,610			10,626,328			10,631,938
Preferred stock conversion	(790)	(202,285)			1,445,660	1,446	200,839			202,285
Balance at December 30, 2019	23,110	$5,758,190	5,610,121	$5,610	68,529,623	$68,530	$504,211,040	$(205,999)	$(481,312,774)	$22,766,407

Year Ended December 31, 2020

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2019	23,110	$5,758,190	5,610,121	$5,610	68,529,623	$68,530	$504,211,040	$(205,999)	$(481,312,774)	$22,766,407
Issuance of common stock					3,863,314	3,863	15,057,950			15,061,813
Share-based compensation					147,989	149	3,169,199			3,169,348
Components of net loss									(6,646,459)	(6,646,459)
Employee stock purchase plan					32,467	32	119,910			119,942
Preferred stock conversion	(597)	(152,867)			1,120,810	1,120	151,747			152,867
Balance at December 30, 2020	22,513	$5,605,323	5,610,121	$5,610	73,694,203	$73,694	$522,709,846	$(205,999)	$(487,959,233)	$34,623,918

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(6,646,459)	$(4,591,284)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	126,211	122,736
Non-cash lease expense	2,340,428	2,342,344
Share-based compensation	3,169,348	1,330,195
Changes in operating assets and liabilities:
Accounts receivable	1,814,441	(308,466)
Inventories	(1,447,927)	(655,864)
Prepaid expenses and other current assets	(245,092)	(507,222)
Compensating cash arrangement	(250,620)	-
Other assets	(90,412)	(19,738)
Accounts payable	(490,461)	372,737
Accrued liabilities	488,131	560,482
Deferred revenue	184,972	(585,974)
Operating lease liability	(2,340,046)	(2,290,682)
Other liabilities	(124,286)	(385,944)
Net cash used in operating activities	(3,511,772)	(4,616,680)
Cash flows from investing activities
Purchase of equipment	(70,896)	(29,486)
Net cash used in investing activities	(70,896)	(29,486)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loan	2,158,310	-
Proceeds from issuance of stock, net of issuance costs	15,181,755	24,032,209
Net cash provided by financing activities	17,340,065	24,032,209
Net increase in cash and cash equivalents	13,757,397	19,386,043
Cash and cash equivalents at beginning of period	30,182,115	10,796,072
Cash and cash equivalents at end of period	$43,939,512	$30,182,115
Supplemental disclosure of cash flow information:
Interest Paid	-	-

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

Notes to Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Genesis RMN®, Epoch®, Niobe®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, QuikCAS™ and Cardiodrive® are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts. No cash was restricted at December 31, 2020 or 2019.

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

The Company’s financial assets consist of cash equivalents invested in money market funds. The Company had cash equivalents invested in money market funds in the amount of $1.4 million at December 31, 2020. The financial assets consisting of cash equivalents invested in money market funds are classified as Level 2 as described above and total interest income recorded for these investments was insignificant for the year ended December 31, 2020. As of December 31, 2020, the Company did not have any financial liabilities valued at fair value on a recurring basis. As of December 31, 2019, the Company did not have any financial assets or liabilities valued at fair value on a recurring basis.

Inventory

The Company values its inventory at the lower of cost, as determined using the first-in, first-out (FIFO) method, or market. The Company periodically reviews its physical inventory and provides a reserve upon identification of potential excess or obsolete items. Excess manufacturing overhead costs attributable to idle facility expenses or abnormally low production volumes are excluded from inventory and recorded as an expense in the period incurred.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were less than $0.1 million for the periods presented. Revenue from system delivery and installation represented 14% and 7% of revenue for the years ended December 31, 2020 and 2019, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by a warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 28% and 33% of revenue for the years ended December 31, 2020 and 2019, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 8% and 10% of revenue for the years ended December 31, 2020 and 2019, respectively

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 46% and 47% of revenue for the years ended December 31, 2020 and 2019, respectively.

Sublease Revenue:

The adoption of new lease accounting guidance as of January 1, 2019 requires the Company to record sublease income as revenue beginning in 2019. Sublease revenue represented 4% and 3% of revenue for the years ended December 31, 2020 and 2019, respectively.

	Year Ended December 31,
	2020	2019
Systems	$3,626,284	$2,066,253
Disposables, service and accessories	22,017,631	25,850,174
Sublease	986,120	986,123
Total revenue	$26,630,035	$28,902,550

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $6.9 million as of December 31, 2020. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	December 31, 2020	December 31, 2019
Contract Assets - unbilled receivables	$284,415	$168,445

Product shipped, revenue deferred	$645,200	$674,324
Deferred service and license fees	5,186,485	4,972,389
Total deferred revenue	$5,831,685	$5,646,713
Less: Long-term deferred revenue	(548,915)	(554,258)
Total current deferred revenue	$5,282,770	$5,092,455

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

Revenue recognized for the years ended December 31, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each reporting period was $5.0 million and $5.6 million, respectively.

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.3 million as of December 31, 2020 and December 31, 2019. The Company did not incur any impairment losses during any of the periods presented.

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic relationships under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables at December 31, 2020 or 2019 under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

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

As of December 31, 2020, the Company had 2,456,979 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $2.90 per share, 15,385 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.70 per share, 43,483,062 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, 5,610,121 shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 1,112,473 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding for the period ended December 31, 2020.

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

No single customer accounted for more than 10% of total revenue for the year ended December 31, 2020. Revenue from Biosense Webster Inc., related to royalties, accounted for $2.8 million, or 10%, of total net revenue for the year ended December 31, 2019. No other single customer accounted for more than 10% of total revenue for the year ended December 31, 2019. Revenue from customers in Finland accounted for $2.7 million, or 10%, of total revenue for the year ended December 31, 2020. No other single country, other than the U.S., accounted for more than 10% of total revenue for the years ended December 31, 2020 and 2019.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosures for fair value measurements by requiring public entities to disclose certain new information while modifying some existing disclosure requirements. The FASB issued this ASU as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted. The Company adopted with no impact to the Company’s financial statements.

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

3. Inventory

Inventory consists of the following:

	December 31, 2020	December 31, 2019
Raw materials	$2,950,912	$3,063,532
Work in process	433,026	515,262
Finished goods	2,987,039	2,164,187
Reserve for obsolescence	(3,075,520)	(3,895,451)
Total inventory	$3,295,457	$1,847,530

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consist of the following:

	December 31, 2020	December 31, 2019
Prepaid expenses	$754,062	$640,252
Prepaid commissions	271,174	336,594
Deposits	855,970	712,179
Other assets	143,323	-
Total prepaid expenses and other assets	2,024,529	1,689,025
Less: Noncurrent prepaid expenses and other assets	(308,515)	(218,103)
Total current prepaid expenses and other assets	$1,716,014	$1,470,922

5. Property and Equipment

Property and equipment consist of the following:

	December 31, 2020	December 31, 2019
Equipment	$6,488,984	$6,485,873
Leasehold improvements	2,338,441	2,338,441
	8,827,425	8,824,314
Less: Accumulated depreciation	(8,632,296)	(8,573,871)
Net property and equipment	$195,129	$250,443

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

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. At December 31, 2020, the weighted average discount rate for operating leases was 9.0% and the weighted average remaining lease term for operating lease term is 1.0 year.

The following table represents lease costs and other lease information:

	Year Ended December 31,
	2020	2019
Operating lease cost	$2,340,428	$2,342,344
Short-term lease cost	66,865	77,185
Sublease income	(986,120)	(986,123)
Total net lease cost	$1,421,173	$1,433,406

Cash paid within operating cash flows	$2,486,309	$2,458,606

The initial recognition of the right of use assets in 2019 was $6.2 million. Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020, excluding sublease income, were as follows:

December 31, 2020
2021	2,382,660
Total lease payments	2,382,660
Less: Interest	(95,173)
Present value of lease liabilities	$2,287,487

The undiscounted future cash flows to be received under the sublease are $1.0 million in 2021.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2020	December 31, 2019
Accrued salaries, bonus, and benefits	$2,044,826	$1,421,150
Accrued licenses and maintenance fees	483,879	483,879
Accrued warranties	157,615	141,697
Accrued taxes	172,744	206,232
Accrued professional services	138,359	383,342
Other	343,043	340,321
Total accrued liabilities	3,340,466	2,976,621
Less: Long term accrued liabilities	(131,231)	(255,517)
Total current accrued liabilities	$3,209,235	$2,721,104

8. Debt and Credit Facilities

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank that matured on June 30, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act is the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. The loan can be forgiven as long as the funds are used for payroll related expenses as well as rent and utilities paid during the twenty four week period from the date of the loan and as long as certain headcount and wage/salary levels are maintained. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of $2,158,310 from the Bank on April 20, 2020. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the full proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The Company anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion beginning in August 2021 with a final installment in April 2022. Interest would be assessed on the amount of the loan not forgiven at a rate of 1% per annum beginning on the date of the loan, April 20, 2020.

In accordance with generally accepted accounting principles for fair value measurement, the Company’s debt was measured at fair value (Level 2) as of December 31, 2020 which approximated the carrying value of the debt.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends and the conditions of the Revolving Credit Agreement. No dividends have been declared or paid as of December 31, 2020.

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

2019 Equity Financing and Series B Convertible Preferred Stock

On August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, in a private placement, agreed to issue and sell to the investors (i) an aggregate of 6,585,000 shares of the Company’s common stock, $0.001 par value per share, at a price of $2.05 per share (ii) and 5,610,121 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”), which are convertible into shares of the Company’s common stock, at a price of $2.05 per share. The Series B Preferred Stock, which is a common stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Preferred Stock is reported in the stockholders’ equity section of the balance sheet.

The Company received net proceeds of approximately $23.1 million, after offering expenses.

Series A Convertible Preferred Stock and Warrants

In September 2016, the Company issued (i) 24,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1,000 per share (the “Series A Preferred Stock”), which are convertible into shares of the Company’s common stock at an initial conversion rate of $0.65 per share, subject to adjustment for events such as stock splits, combinations and the like as provided in the certificate of designations covering such Series A Preferred Stock, and (ii) warrants to purchase an aggregate of 36,923,078 shares of common stock. The shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The Series A Preferred Stock bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Preferred Stock. Each holder of convertible preferred shares has the right to require us to redeem such holder’s shares of Series A Preferred Stock upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets, or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the Series A Preferred Stock in the event of a defined change of control. The Series A Preferred Stock ranks senior to our common stock as to distributions and payments upon the liquidation, dissolution, and winding up of the Company. Since the Series A Preferred Stock are subject to conditions for redemption that are outside the Company’s control, the Series A Preferred Stock are presently reported in the mezzanine section of the balance sheet.

The warrants issued in conjunction with the Series A Preferred Stock (the “SPA Warrants”) have an exercise price of $0.70 per share subject to adjustments for events such as stock splits, combinations, and the like as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations.

The Company has reserved shares of common stock for conversion of convertible preferred stock, exercise of warrants, and the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31,	December 31,
	2020	2019
Warrants	15,385	46,155
Series A Convertible Preferred Stock	45,278,096	46,398,904
Series B Convertible Preferred Stock	5,610,121	5,610,121
Stock award plans	2,054,941	3,216,028
Employee Stock Purchase Plan	229,136	261,603
	53,187,679	55,532,811

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

At December 31, 2020, the Company had 2,054,941 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

A summary of the option and stock appreciation rights activity for the year ended December 31, 2020 is as follows:

	Number of Options/SARs	Range of Exercise Price			Weighted Average Exercise Price per Share
Outstanding, December 31, 2019	1,857,599	$0.74	-	$36.20	$2.22
Granted	917,250	$3.22	-	$5.13	$4.49
Exercised	(133,852)	$0.74	-	$2.15	$1.27
Forfeited	(184,018)	$0.74	-	$36.20	$5.17
Outstanding, December 31, 2020	2,456,979	$0.74	-	$35.20	$2.90

As of December 31, 2020, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 7.97 years. Of the 2,456,979 options and stock appreciation rights that were outstanding as of December 31, 2020, 901,549 were vested and exercisable with a weighted average exercise price of $2.21 per share and a weighted average remaining term of 6.81 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2020
					Weighted
					Average
		Weighted Average	Weighted Average	Number of Options	Exercise Price Per
Range of Exercise Prices	Options Outstanding	Remaining Life	Exercise Price	Currently Exercisable	Vested Share
$0.00 - $1.00	568,877	7.17	$0.74	373,065	$0.74
$1.01 - $2.00	64,333	4.74	$1.71	57,642	$1.79
$2.01- $4.00	883,374	7.93	$2.11	398,197	$2.06
$4.01 - $10.00	923,500	8.87	$4.50	55,750	$4.09
$10.01 - $20.00	-	-	$-	-	$-
$30.01 - $40.00	16,895	0.27	$33.65	16,895	$33.65
	2,456,979	7.97	$2.90	901,549	$2.21

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money at December 31, 2020. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2020 was approximately $5.9 million based on a closing share price of $5.09 on December 31, 2020. There were 884,654 fully vested options or stock appreciation rights outstanding at December 31, 2020 with an exercise price less than the closing stock price on December 31, 2020. During the year ended December 31, 2020 the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was $0.4 million. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2019 was approximately $6.6 million based on a closing share price of $5.29 on December 31, 2019. There were 494,137 fully vested options or stock appreciation rights outstanding at December 31, 2019 with an exercise price less than the closing stock price on December 31, 2019. During the year ended December 31, 2019 the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was $0.4 million. The weighted average grant date fair value of options and stock appreciation rights granted during the year ended December 31, 2020 and 2019 was $4.49 per share and $2.12 per share, respectively.

A summary of the restricted stock unit activity for the year ended December 31, 2020 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2019	840,712	$1.28
Granted	420,000	$4.82
Vested	(147,989)	$2.44
Forfeited	(250)	$0.78
Outstanding, December 31, 2020	1,112,473	$2.46

The intrinsic value of restricted stock units outstanding at December 31, 2020 was $5.7 million based on a closing share price of $5.09 as of December 31, 2020. During the year ended December 31, 2020, the aggregate intrinsic value of restricted stock units vested was $0.6 million determined at the date of vesting.

As of December 31, 2020, the total compensation cost related to options, stock appreciation rights and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $3.2 million. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan (“ESPP”). In June 2014 and again in May 2019, the Company’s stockholders approved an amendment of the ESPP to increase the number of shares authorized for issuance under the ESPP by 250,000 shares. Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2020, there were 229,136 remaining shares available for issuance under the Employee Stock Purchase Plan.

10. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including certain cash equivalents. Generally accepted accounting principles for fair value measurement established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). The three levels of the fair value hierarchy are described below:

Level 1:	Values are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Values are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in in markets that are not active, or other model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3:	Values are generated from model-based techniques that use significant assumptions not observable in the market.

The following table sets forth the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy. As required by the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2020
Cash invested in Money Market Accounts	$1,429,331	—	$1,429,331	$—
Total assets at fair value	$1,429,331	—	$1,429,331	$—

As of December 31, 2020, the Company did not have any financial liabilities valued at fair value on a recurring basis. As of December 31, 2019, the Company did not have any financial assets or liabilities valued at fair value on a recurring basis.

Level 1

The Company does not have any financial assets or liabilities classified as Level 1.

Level 2

The Company’s financial assets consist of cash equivalents invested in money market funds in the amount of $1,429,331 at December 31, 2020. These assets are classified as Level 2 as described above and total interest income recorded for these investments was insignificant during the year ended December 31, 2020.

Level 3

The Company does not have any financial assets or liabilities classified as Level 3.

11. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019
Deferred:
Federal	$(1,172,382)	$(827,984)
State and local	22,240	(41,740)
	(1,150,142)	(869,724)
Valuation allowance	1,150,142	869,724
	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2020	2019
U.S. statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal tax benefit	1.8%	1.8%
Permanent differences between book and tax	(3.5)%	(3.3)%
State rate adjustments	(2.2)%	(0.9)%
Prior year return-to-provision adjustment	0.2%	0.3%
Valuation allowance	(17.3)%	(18.9)%
Effective income tax rate	—%	—%

Included in permanent differences between book and tax in the above table are the differences such as incentive stock option expenses, nondeductible meals and entertainment and stock compensation shortfalls. The state rate adjustments are a result of changes in apportionment and various state rate law changes.

The components of the deferred tax asset are as follows:

	December 31,
	2020	2019
Current accruals	$1,329,681	$1,660,817
Operating lease liabilities	536,307	1,021,891
Deferred revenue	9,412	2,749
Depreciation and amortization	952,208	1,095,119
Deferred compensation	874,403	576,269
Net operating loss carryovers	25,264,611	23,960,965
Deferred tax assets	28,966,622	28,317,810
Valuation allowance	(28,378,947)	(27,228,805)
Net deferred tax assets before deferred tax liabilities	587,675	1,089,005
Operating lease right-of-use assets	(524,105)	(1,009,721)
Capitalized compensation costs	(63,570)	(79,284)
Net deferred tax assets	$—	$—

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Following significant ownership changes during 2013, the Company initiated a review of the availability of its U.S. net operating loss carryforwards. As a result of this review, it was determined that a large portion of the Company’s net operating loss carryovers would expire unused due to the limitation under IRC Section 382. The Company reduced the net operating loss carryover and corresponding valuation allowance as a result of these limitations as reflected in the net operating loss carryovers in the table above. The remaining net operating loss carryforwards following the ownership change have been assigned a full valuation allowance against all net deferred tax assets.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, and projections for future periods over which the deferred tax assets are deductible, the Company determined that a 100% valuation allowance of net deferred tax assets was appropriate.

On December 21, 2020, Congress approved the Consolidated Appropriations Act, 2021 (the “Appropriations Act”), which was signed into law by the President on December 27, 2020. The Appropriations Act funds the federal government to the end of the fiscal year and provides further COVID-19 economic relief. One of the business provisions included in the Appropriations Act is clarification of the income tax deductibility of business expenses that were paid for with Paycheck Protection Program funds. The Company will continue to monitor for additional legislation related to COVID-19 and its impact on our results of operations.

As of December 31, 2020, we had gross federal net operating loss carryforwards of approximately $111.0 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $270.8 million and approximately $106.5 million of book/tax differences and expiration of unused carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year will expire between 2030 and 2037. The federal net operating loss generated during and beyond 2018 will be carried forward indefinitely as a result of changes in the tax law following the Tax Cuts and Jobs Act. As of December 31, 2020, we had gross state net operating loss carryforward of approximately $34.2 million which will expire at various dates between 2021 and 2040 if not utilized.

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

At December 31, 2020 and 2019, the Company had less than $0.1 million in reserves for uncertain tax positions. The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of income tax provision as applicable. As of December 31, 2020, accrued interest and penalties were less than $0.1 million.

12. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2020	2019
Net loss	$(6,646,459)	$(4,591,284)
Cumulative dividend on Series A Convertible Preferred Stock	(1,369,421)	(1,429,400)
Net loss attributable to common stockholders	$(8,015,880)	$(6,020,684)

Weighted average number of common shares and equivalents:	72,746,268	63,051,581
Basic EPS	$(0.11)	$(0.10)
Diluted EPS	$(0.11)	$(0.10)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2020	2019
Shares issuable upon vesting/exercise of:
Options to purchase common stock	2,456,979	1,857,599
Series A Convertible Preferred Stock and Accumulated Dividends	43,483,062	42,497,068
Series B Convertible Preferred Stock	5,610,121	5,610,121
Restricted stock units	1,112,473	840,712
Warrants	15,385	46,155
	52,678,020	50,851,655

13. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan. The Company recognized expense of approximately $0.3 million and $0.2 million for the years ended December 31, 2020 and 2019. The Company matches employee contributions up to 3% of each participating employee’s salary.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	December 31, 2020	December 31, 2019
Warranty accrual, beginning of the fiscal period	$141,697	$149,464
Accrual adjustment for product warranty	49,974	56,118
Payments made	(34,056)	(63,885)
Warranty accrual, end of the fiscal period	$157,615	$141,697

15. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

16. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Geographic revenues for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
United States	$17,442,883	$19,265,635
International	9,187,152	9,636,915
Total	$26,630,035	$28,902,550

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

17. Subsequent Events

On February 23, 2021, the Company and David L. Fischel, the President and Chief Executive Officer of the Company, entered into a Performance Share Unit Award Agreement (the “PSU Agreement”), pursuant to which the Company granted Mr. Fischel Performance Share Units (the “PSUs”) representing the right to receive up to an aggregate of 13,000,000 shares of common stock of the Company, subject to the terms and conditions set forth in the PSU Agreement. The PSU Agreement is available in a Form 8-K filed with the Securities and Exchange Commission on February 24, 2021.

On March 1, 2021, the Company entered into an office lease agreement (the “Lease”) with Globe Building Company (the “Landlord”), under which the Company will lease executive office space and manufacturing facilities of approximately 43,100 square feet of rentable space located at 710 N. Tucker Boulevard, St. Louis, Missouri (the “Premises”) that will serve as the Company’s new principal executive and administrative offices and manufacturing facility. The Lease for the Premises is effective at the later of January 1, 2022 or the date on which the Company has received an occupancy permit, and has a term of ten years, with two renewal options of five years each. The minimum annual rent under the terms of the Lease ranges from approximately $0.8 million in 2022 to $1.0 million in 2031. At the Lease commencement, the Company will relocate its current St. Louis, Missouri operations to the Premises in the new building. The Lease is available in a Form 8-K filed with the Securities and Exchange Commission on March 4, 2021.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2020, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2020.

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

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2021, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

The following is information with respect to our executive officers:

David L. Fischel

Chief Executive Officer and Chairman of the Board since February 2017

Director since September 2016

Mr. Fischel, 34, has served as Chief Executive Officer and Chairman of the Board since February 2017. He has served as a director of Stereotaxis since leading the equity investment and positive strategic initiatives announced in September 2016. He has served for over ten years as Principal and portfolio manager for medical device investments at DAFNA Capital Management, LLC. In addition to his research responsibilities, Mr. Fischel has been deeply involved in all aspects of DAFNA Capital’s operations including legal, accounting, IT, compliance, human resources and marketing. Prior to joining DAFNA Capital, he was a research analyst at SCP Vitalife, a healthcare venture capital fund. Mr. Fischel completed his B.S. magna cum laude in Applied Mathematics with a minor in Accounting at the University of California at Los Angeles and received his MBA from Bar-Ilan University in Tel Aviv. He is a Certified Public Accountant, Chartered Financial Analyst and Chartered Alternative Investment Analyst.

Kimberly R. Peery

Chief Financial Officer

Officer since October 2019

Ms. Peery, 52, was appointed as the Chief Financial Officer in October 2019. She joined the Company in 2003 and has held various positions of increasing responsibilities including Vice President of Finance and Information Systems since November 2016 and Controller from April 2013 to November 2016. Prior to joining the Company, she served as a controller at various private companies. Ms. Peery is a Certified Public Accountant.

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

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

(3)	Exhibits

See Exhibit Index appearing on page 66 herein.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

 Schedule of Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Cost and		Balance at the
	Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2020	$380,212	(29,411)	(227,187)	$123,614
Year ended December 31, 2019	$398,847	(14,535)	(4,100)	$380,212

Allowance for inventories valuation:
Year ended December 31, 2020	$3,895,451	126,616	(946,547)	$3,075,520
Year ended December 31, 2019	$4,460,811	(351,925)	(213,435)	$3,895,451

EXHIBIT INDEX

Number	Description

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.4

Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on August 09, 2019.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Form of Warrant issued pursuant to that certain Securities Purchase Agreement, dated September 26, 2016, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (file No. 001-36159) filed on September 28, 2016.

4.3	Form of Amended and Restated Warrant of Stereotaxis, Inc. issued pursuant to that certain Consent and Amendment, dated as of February 28, 2018, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 6, 2018.

4.4

Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.7 of the Registrant’s Form 10-K/A (File No. 001-36159) filed on April 9, 2021.

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

10.1e#

Form of Incentive Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1f of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1f#	Form of Non-Qualified Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1g of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1g#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.2#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.3#	Amended and Restated Stereotaxis, Inc. Employee Stock Purchase Plan, as adopted March 27, 2014, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.4#	Summary of Non-Employee Director Compensation Program effective January 1, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.5#	Executive Employment Agreement, dated December 17, 2020, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on December 18, 2020.

10.6#	Performance Share Unit Award Agreement, dated February 23, 2021, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on February 24, 2021.

10.7a†	Collaboration Agreement dated June 8, 2001, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.7b†	Extended Collaboration Agreement dated May 27, 2003, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.7c†	Amendment to Collaboration Agreement dated May 5, 2006, between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.8a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.8b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.8c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.8d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.8e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.8f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.8g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

10.8h†	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010, incorporated by reference to Exhibit 10.13h of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010.

10.8i	Seventh Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc., effective December 5, 2011, incorporated by reference to Exhibit 10.13i of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.8j	Eighth Amendment to the Development Alliance and Supply Agreement effective June 19, 2018, among the Company and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-36159) filed on June 25, 2018.

10.9	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.10†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.11a†	Office Lease dated November 15, 2004, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.11b	Amendment to Office Lease dated November 30, 2007, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.11c	Second Amendment to Office Lease dated May 1, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17c of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.11d	Third Amendment to Office Lease dated August 14, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17d of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.11e	Fourth Amendment to Office Lease, effective October 1, 2015, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.13e of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2015.

10.11f

Fifth Amendment to Office Lease, effective January 10, 2019, between Registrant and VTR LS 4320 FOREST PARK, LLC successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on January 10, 2019.

10.11g	Office Lease dated February March 1, 2021, between the Registrant and Globe Building Company, GP, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 4, 2021.

10.12a	Second Amended and Restated Loan and Security Agreement, effective November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.12b	First Loan Modification Agreement (Domestic), between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.12c	Second Amendment to the Amended and Restated Loan and Security Agreement (Domestic) dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.11d	Third Amendment to Amended and Restated Loan and Security Agreement (Domestic), dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.75 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.12e	Fourth Loan Modification Agreement (Domestic), dated December 28, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.12f	Fifth Loan Modification Agreement (Domestic) dated March 29, 2013 between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.12g	Sixth Loan Modification and Waiver Agreement (Domestic), dated June 28, 2013, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.12h	Seventh Loan Modification and Waiver Agreement (Domestic), dated July 31, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

10.12i	Eighth Loan Modification Agreement (Domestic), dated August 30, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

10.12j	Ninth Loan Modification Agreement (Domestic), dated March 28, 2014, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 31, 2014.

10.12k	Tenth Loan Modification Agreement (Domestic), dated March 27, 2015, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 30, 2015.

10.12l	Eleventh Loan Modification Agreement (Domestic), dated May 10, 2016, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 11, 2016.

10.12m	Third Amended and Restated Loan and Security Agreement, effective November 7, 2017, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended September 30, 2017.

10.12n	First Amendment to Third Amended and Restated Loan and Security Agreement, dated April 26, 2018, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on April 30, 2018.

10.12o	Second Amendment to and Reinstatement of Third Amended and Restated Loan and Security Agreement, dated June 27, 2019, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on July 1, 2019.

10.13	Securities Purchase Agreement, dated September 26, 2016, between the Company and certain investors named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

10.14	Registration Rights Agreement, dated September 26, 2016, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

10.15	Consent and Amendment, dated as of February 28, 2018, by and between Stereotaxis, Inc. and the holders identified on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on March 6, 2018.

10.16	Securities Purchase Agreement dated as of August 7, 2019 by and among Stereotaxis, Inc. and the investors listed on the Schedule of Buyers attached thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on August 8, 2019.

10.17

Registration Rights Agreement dated as of August 7, 2019 by and among Stereotaxis, Inc. and the Buyers party thereto, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on August 8, 2019.

10.18	Loan Agreement, dated April 20, 2020, between the Registrant and Midwest BankCentre, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 11, 2020.

10.19

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

STEREOTAXIS, INC. (Registrant)

Date: March 12, 2021	By:	/s/ David L. Fischel
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

Signature	Title	Date

/s/ David L. Fischel	Chairman of the Board of Directors and Chief Executive Officer	March 12, 2021
David L. Fischel	(principal executive officer)

/s/ Kimberly R. Peery	Chief Financial Officer	March 12, 2021
Kimberly R. Peery	(principal financial officer and principal accounting officer)

/s/ David W. Benfer	Director	March 12, 2021
David W. Benfer

/s/ Nathan Fischel	Director	March 12, 2021
Nathan Fischel

/s/ Joe Kiani	Director	March 12, 2021
Joe Kiani

/s/ Arun Menawat	Director	March 12, 2021
Arun Menawat

/s/ Robert J. Messey	Director	March 12, 2021
Robert J. Messey

/s/ Ross B. Levin	Director	March 12, 2021
Ross B. Levin

