Form 10-Q
period 2021-03-31
Stereotaxis, Inc.
filed 2021-05-13
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of outstanding shares of the registrant’s common stock on April 30, 2021 was 74,113,969.

Table of Contents

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,452,713	$43,939,512
Restricted cash - current	1,336,000	-
Compensating cash arrangement	250,919	250,620
Accounts receivable, net of allowance of $122,570 and $123,614 at 2021 and 2020, respectively	7,290,762	3,515,136
Inventories, net	3,536,300	3,295,457
Prepaid expenses and other current assets	1,674,554	1,716,014
Total current assets	56,541,248	52,716,739
Property and equipment, net	202,504	195,129
Restricted cash	93,331	-
Operating lease right-of-use assets	1,695,664	2,235,442
Other assets	284,946	308,515
Total assets	$58,817,693	$55,455,825

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$1,914,692	$1,185,058
Accounts payable	2,270,432	1,608,636
Accrued liabilities	2,578,298	3,209,235
Deferred revenue	8,188,296	5,282,770
Current portion of operating lease liabilities	1,734,699	2,287,487
Total current liabilities	16,686,417	13,573,186
Long-term debt	243,617	973,252
Long-term deferred revenue	1,328,272	548,915
Other liabilities	210,096	131,231
Total liabilities	18,468,402	15,226,584

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,408 and 22,513 shares outstanding at 2021 and 2020, respectively	5,578,437	5,605,323

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2021 and 2020	5,610	5,610

Common stock, par value $0.001; 300,000,000 shares authorized,74,089,659 and 73,694,203 shares issued at 2021 and 2020, respectively	74,090	73,694
Additional paid in capital	524,388,783	522,709,846
Treasury stock, 4,015 shares at 2021 and 2020	(205,999)	(205,999)
Accumulated deficit	(489,491,630)	(487,959,233)
Total stockholders’ equity	34,770,854	34,623,918
Total liabilities and stockholders’ equity	$58,817,693	$55,455,825

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Systems	$2,602,512	$-
Disposables, service and accessories	5,773,516	5,509,711
Sublease	246,530	246,530
Total revenue	8,622,558	5,756,241

Cost of revenue:
Systems	1,435,535	65,022
Disposables, service and accessories	924,618	639,863
Sublease	246,530	246,530
Total cost of revenue	2,606,683	951,415

Gross margin	6,015,875	4,804,826

Operating expenses:
Research and development	2,367,041	2,109,170
Sales and marketing	2,947,216	2,915,424
General and administrative	2,229,739	1,832,726
Total operating expenses	7,543,996	6,857,320
Operating loss	(1,528,121)	(2,052,494)

Interest (expense) income, net	(4,276)	80,963
Net loss	$(1,532,397)	$(1,971,531)

Cumulative dividend on Series A convertible preferred stock	(332,551)	(343,723)
Loss attributable to common stockholders	$(1,864,948)	$(2,315,254)

Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Weighted average number of common shares and equivalents:
Basic	75,175,412	69,870,040
Diluted	75,175,412	69,870,040

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2020

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 30, 2019	23,110	$5,758,190	5,610,121	$5,610	68,529,623	$68,530	$504,211,040	$(205,999)	$(481,312,774)	$22,766,407
Issuance of common stock and warrants					40,816	41	(23,891)			(23,850)
Share-based compensation					109,489	109	722,203			722,312
Components of net loss									(1,971,531)	(1,971,531)
Employee stock purchase plan					6,406	7	32,216			32,223
Preferred stock conversion	(192)	(49,163)			354,447	354	48,809			49,163
Balance at March 31, 2020	22,918	$5,709,027	5,610,121	$5,610	69,040,781	$69,041	$504,990,377	$(205,999)	$(483,284,305)	$21,574,724

Three Months Ended March 31, 2021

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2020	22,513	$5,605,323	5,610,121	$5,610	73,694,203	$73,694	$522,709,846	$(205,999)	$(487,959,233)	$34,623,918
Issuance of common stock					154,806	156	252,679			252,835
Share-based compensation					30,250	30	1,370,527			1,370,557
Components of net loss									(1,532,397)	(1,532,397)
Employee stock purchase plan					6,003	6	29,049			29,055
Preferred stock conversion	(105)	(26,886)			204,397	204	26,682			26,886
Balance at March 31, 2021	22,408	$5,578,437	5,610,121	$5,610	74,089,659	$74,090	$524,388,783	$(205,999)	$(489,491,630)	$34,770,854

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(1,532,397)	$(1,971,531)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	26,817	30,119
Non-cash lease expense	582,712	585,586
Share-based compensation	1,370,557	722,312
Changes in operating assets and liabilities:
Accounts receivable	(3,775,626)	714,499
Inventories	(240,843)	(1,322,610)
Prepaid expenses and other current assets	41,460	80,419
Compensating cash arrangement	(299)	-
Other assets	23,569	(74,054)
Accounts payable	661,796	(96,800)
Accrued liabilities	(630,937)	(378,907)
Deferred revenue	3,684,883	130,691
Operating lease liability	(595,723)	(585,489)
Other liabilities	78,865	-
Net cash used in operating activities	(305,166)	(2,165,765)
Cash flows from investing activities
Purchase of equipment	(34,192)	-
Net cash used in investing activities	(34,192)	-
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	281,890	8,373
Net cash provided by financing activities	281,890	8,373
Net decrease in cash and cash equivalents	(57,468)	(2,157,392)
Cash and cash equivalents at beginning of period	43,939,512	30,182,115
Cash and cash equivalents at end of period	$43,882,044	$28,024,723

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of March 31st:
Cash and cash equivalents	$42,452,713	$28,024,723
Restricted cash - current	1,336,000	-
Restricted cash	93,331	-
Total cash, cash equivalents, and restricted cash	$43,882,044	$28,024,723

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Genesis RMN®, Niobe®, Navigant®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, QuikCAS™ and Cardiodrive® are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (SEC) on March 12, 2021.

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

In addition, many of our hospital customers, for whom the purchase of our system involves a significant capital purchase which may be part of a larger construction project at the customer site (typically the construction of a new building), may themselves be under economic pressures. This may cause delays or cancellations of current purchase orders and other commitments and may exacerbate the long and variable sales and installation cycles for our robotic magnetic navigation systems. We may also experience significant reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) continue to re-prioritize the treatment of patients and divert resources away from non-coronavirus areas, which we anticipate will lead to the performance of fewer procedures in which our disposable products are used. In addition, patients may consider foregoing or deferring procedures utilizing our products, even if physicians and hospitals are willing to perform them, which could also reduce demand for, and sales of, our disposable products.

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

If governmental authorities around the world continue to institute prolonged mandatory closures, social distancing protocols and shelter-in-place orders, or as private parties on whom we rely to operate our business put in place their own protocols that go beyond those instituted by relevant governmental authorities, our ability to adequately staff and maintain our operations or further our product development could be negatively impacted.

Any disruption to the capital markets could negatively impact our ability to raise capital. If the capital markets are disrupted for an extended period of time and we need to raise additional capital, such capital may not be available on acceptable terms, or at all. Continued disruptions to the capital markets and other financing sources could also negatively impact our hospital customers’ ability to raise capital or otherwise obtain financing to fund their operations and capital projects. Such could result in delayed spending on current projects, a longer sales cycle for new projects where a large capital commitment is required, and decreased demand for our disposable products as well as an increased risk of customer defaults or delays in payments for our systems, installation, service contracts and disposable products.

We continue to evaluate and, where appropriate, take actions to reduce costs and spending across our organization. We will continue to actively monitor the situation and may take further actions that alter our business operations that may be required by federal, state, or local governmental authorities or that may be implemented by our vendors, suppliers or customers, or that we determine are in the best interests of our employees, customers, suppliers and stockholders.

Cash and Cash Equivalents

The Company considers all short-term investments purchased with original maturities of three months or less to be cash equivalents. The Company places its cash with high-credit-quality financial institutions and invests primarily in money market accounts.

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $1.4 million at March 31, 2021. No cash was restricted at December 31, 2020.

Compensating Cash Arrangement

In July 2020, the Company entered into a letter of credit to support a commitment of less than $0.3 million. As a condition of the letter of credit, the Company is required to maintain a $0.3 million compensating balance until the expiration of the letter of credit.

Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value.

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

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds which totaled $1.4 million as of March 31, 2021 and December 31, 2020, respectively. The financial assets consisting of cash equivalents invested in money market funds are classified as Level 2 as described above and total interest income recorded for these investments was insignificant for the three months ended March 31, 2021. As of March 31, 2021, the Company did not have any financial liabilities valued at fair value on a recurring basis. As of March 31, 2020, the Company did not have any financial assets or liabilities valued at fair value on a recurring basis.

Revenue and Costs of Revenue

The Company accounts for revenue in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), “Revenue from Contracts with Customers”.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were less than $0.1 million for the periods presented. Revenue from system delivery and installation represented 30% of revenue for the three months ended March 31, 2021. There was no revenue from system delivery and installation for the three months ended March 31, 2020.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 24% and 34% of revenue for the three months ended March 31, 2021 and 2020, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 7% and 10% of revenue for the three months ended March 31, 2021 and 2020, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 36% and 52% of revenue for the three months ended March 31, 2021 and 2020, respectively.

Sublease Revenue:

A portion of our principal executive office is subleased to a third party through 2021. In accordance with Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), the Company records sublease income as revenue. Sublease revenue represented 3% and 4% of revenue for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
	2021	2020
Systems	$2,602,512	$-
Disposables, service and accessories	5,773,516	5,509,711
Sublease	246,530	246,530
Total revenue	$8,622,558	$5,756,241

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $10.1 million as of March 31, 2021. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	March 31, 2021	December 31, 2020
Contract Assets - unbilled receivables	$207,964	$284,415

Customer deposits	$1,955,573	$-
Product shipped, revenue deferred	1,547,957	645,200
Deferred service and license fees	6,013,038	5,186,485
Total deferred revenue	$9,516,568	$5,831,685
Less: Long-term deferred revenue	(1,328,272)	(548,915)
Total current deferred revenue	$8,188,296	$5,282,770

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was earned but not billed on service contracts and revenue from system contracts that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Customer deposits primarily relate to future system sales but can also include deposits on disposable sales. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. The Company did not have any impairment losses on its contract assets for the periods presented.

Revenue recognized for the three months ended March 31, 2021 and 2020, that was included in the deferred revenue balance at the beginning of each reporting period remained consistent at $2.6 million.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.2 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Restricted shares and units granted to employees are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

For market-based awards, stock-based compensation expense is recognized over the minimum service period regardless of whether or not the market target is probable of being achieved. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,532,397)	$(1,971,531)
Cumulative dividend on Series A Convertible Preferred Stock	(332,551)	(343,723)
Net loss attributable to common stockholders	$(1,864,948)	$(2,315,254)

Weighted average number of common shares and equivalents:	75,175,412	69,870,040
Basic EPS	$(0.02)	$(0.03)
Diluted EPS	$(0.02)	$(0.03)

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

As of March 31, 2021, the Company had 3,030,178 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.95 per share, 15,385 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.70 per share, 43,790,285 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, 5,610,121 shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 1,287,223 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding for the period ended March 31, 2021.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its effort to reduce the complexity of accounting standards. The ASU is effective for fiscal years beginning after December 15, 2020. The Company adopted with no impact to the Company’s financial statements.

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

3. Inventories

Inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials	$2,883,285	$2,950,912
Work in process	800,034	433,026
Finished goods	2,569,654	2,987,039
Reserve for excess and obsolescence	(2,716,673)	(3,075,520)
Total inventory	$3,536,300	$3,295,457

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	March 31, 2021	December 31, 2020
Prepaid expenses	$608,485	$754,062
Prepaid commissions	244,974	271,174
Deposits	979,081	855,970
Other assets	126,960	143,323
Total prepaid expenses and other assets	1,959,500	2,024,529
Less: Noncurrent prepaid expenses and other assets	(284,946)	(308,515)
Total current prepaid expenses and other assets	$1,674,554	$1,716,014

5. Property and Equipment

Property and Equipment consist of the following:

	March 31, 2021	December 31, 2020
Equipment	$6,488,984	$6,488,984
Leasehold improvements	2,338,441	2,338,441
Construction in process	34,192	-
	8,861,617	8,827,425
Less: Accumulated depreciation	(8,659,113)	(8,632,296)
Net property and equipment	$202,504	$195,129

6. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company accounts for leases in accordance with Accounting Standards Update No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842 (“ASC 842”). The Company determines if an arrangement contains a lease at inception.

The Company leases its facilities under operating leases. In accordance with ASC 842, operating lease agreements are recognized on the balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions. Many of our leases include both lease (i.e., fixed payments including rent, taxes, and insurance costs) and non-lease components (i.e., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. A portion of our principal executive office is subleased to a third party through 2021. The sublease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. In addition, the sublease does not contain contingent rent provisions nor are there options to extend or terminate the sublease.

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

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. At March 31, 2021, the weighted average discount rate for operating leases was 9.0% and the weighted average remaining lease term for operating lease term is 0.75 years.

The following table represents lease costs and other lease information.

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$582,712	$585,586
Short-term lease cost	16,663	15,470
Sublease income	(246,530)	(246,530)
Total net lease cost	$352,845	$354,526

Cash paid within operating cash flows	$631,086	$636,350

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2021, excluding sublease income, were as follows:

March 31, 2021
2021
Total lease payments	$1,786,995
Less: Interest	(52,296)
Present value of lease liabilities	$1,734,699

The remaining undiscounted future cash flows to be received under the sublease are $0.8 million in 2021.

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

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2021	December 31, 2020
Accrued salaries, bonus, and benefits	$1,348,077	$2,044,826
Accrued licenses and maintenance fees	483,879	483,879
Accrued warranties	188,591	157,615
Accrued taxes	195,577	172,744
Accrued professional services	223,298	138,359
Other	348,972	343,043
Total accrued liabilities	2,788,394	3,340,466
Less: Long term accrued liabilities	(210,096)	(131,231)
Total current accrued liabilities	$2,578,298	$3,209,235

8. Debt and Credit Facilities

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank, that matured on June 30, 2020 and was not renewed.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. In general, the loan can be forgiven as long as the funds are used for payroll related expenses as well as rent and utilities paid during the twenty-four week period from the date of the loan and as long as certain headcount and salary/wage levels are maintained. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of $2,158,310 from the Bank on April 20, 2020. In March 2021, the Company applied for loan forgiveness with the Bank and on April 27, 2021 the application was accepted by the SBA for review. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the full proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus, the Company anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion beginning in August 2021 with a final installment in April 2022. Interest would be assessed on the amount of the loan not forgiven at a rate of 1% per annum beginning on the date of the loan, April 20, 2020.

In accordance with general accounting principles for fair value measurement, the Company’s debt was measured at fair value (Level 2), which approximated the carrying value of the debt, as of March 31, 2021 and December 31, 2020.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of March 31, 2021.

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

Series B Convertible Preferred Stock

On August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, as part of a private placement, agreed to issue and sell to the 5,610,121 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share which are convertible into shares of the Company’s Common Stock, at a price of $2.05 per share. The Series B Preferred Stock, which is a Common Stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into Common Stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Convertible Preferred Stock is reported in the stockholders’ equity section of the Company’s balance sheet.

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

2021 CEO Performance Award Unit Grant

On February 23, 2021, the Company`s Board of Directors, upon recommendation of the Compensation Committee, approved the grant of the CEO Performance Award to David L. Fischel, the Company’s Chief Executive Officer. The CEO Performance award is a 10-year performance award of up to 13,000,000 shares, tied to the achievement of market capitalization milestones and subject to minimum service requirements.

As detailed in the table below, the CEO Performance Award consists of ten vesting tranches. The first market capitalization milestone is $1 billion, and each of the remaining nine market capitalization milestones are in additional $500 million increments, up to $5.5 billion.

Tranche #	No. of Shares Subject to PSU	Market Capitalization Milestones(1)
1	1,000,000	$1,000,000,000
2	1,500,000	$1,500,000,000
3	1,500,000	$2,000,000,000
4	2,000,000	$2,500,000,000
5	1,000,000	$3,000,000,000
6	1,000,000	$3,500,000,000
7	1,000,000	$4,000,000,000
8	2,000,000	$4,500,000,000
9	1,000,000	$5,000,000,000
10	1,000,000	$5,500,000,000
Total:	13,000,000

Each tranche represents a portion of the PSUs covering the number of shares outlined in the table above. Each tranche vests upon (i) satisfaction of the market capitalization milestones and (ii) Mr. Fischel continuing to serve as CEO from the grant date through December 31, 2030. Absent an earlier termination, the PSUs will expire on December 31, 2030. If Mr. Fischel ceases to be the CEO for any reason including death, disability, termination for cause or without cause (as defined in the award agreement), or Mr. Fischel’s voluntary termination after service as CEO for at least five years, the remaining service period will be waived and he will retain any PSUs that have vested through the date of termination.

The Company is seeking Shareholder approval at its annual meeting on May 20, 2021 for shares to be issued under the award.

The market capitalization requirement is considered a market condition under FASB Accounting Standards Codification Topic 718 “Compensation – Stock Compensation” and is estimated on the grant date using Monte Carlo simulations. Recognition of stock-based compensation expense of all the tranches commenced on February 23, 2021, the date of grant, as the probability of meeting the ten market capitalization milestones is not considered in determining the timing of expense recognition. The expense will be recognized on an accelerated basis through 2030. Key assumptions for estimating the performance-based awards fair value at the date of grant included share price on grant date, volatility of the Company’s common stock price, risk free interest rate, and grant term.

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $0.7 million for the quarter ended March 31, 2021. As of March 31, 2021, the Company had approximately $56.7 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award if Mr. Fischel continues to serve as CEO, or in a similar capacity through 2030.

2012 Stock Award Plan

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

At March 31, 2021, the Company had 1,114,086 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2021, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $6.4 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three month period ended March 31, 2021 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2020	2,456,979	$0.74 - $35.20	$2.90
Granted	815,000	$6.96	$6.96
Exercised	(165,962)	$0.74 - $4.52	$1.85
Forfeited	(75,839)	$0.74 - $35.20	$6.66
Outstanding, March 31, 2021	3,030,178	$0.74 - $32.30	$3.95

A summary of the restricted stock unit activity for the three month period ended March 31, 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2020	1,112,473	$2.46
Granted	205,000	$5.16
Vested	(30,250)	$5.12
Forfeited	-	$-
Outstanding, March 31, 2021	1,287,223	$2.83

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
Assets at March 31, 2021:
Cash invested in money market accounts	$1,429,331	—	$1,429,331	$—
Total assets at fair value	$1,429,331	—	$1,429,331	$—
Assets at December 31, 2020:
Cash invested in money market accounts	$1,429,331	—	$1,429,331	$—
Total assets at fair value	$1,429,331	—	$1,429,331	$—

The Company did not have any financial liabilities valued at fair value on a recurring basis as of March 31, 2021 or December 31, 2020.

Level 1

The Company does not have any financial assets or liabilities classified as Level 1.

Level 2

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds in the amount of $1,429,331 at March 31, 2021 and December 31, 2020, respectively. These assets are classified as Level 2, as described above, and total interest income recorded for these investments was insignificant during the three months ended March 31, 2021 and year ended December 31, 2020.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	March 31, 2021	December 31, 2020
Warranty accrual, beginning of the fiscal period	$157,615	$141,697
Accrual adjustment for product warranty	94,596	49,974
Payments made	(63,620)	(34,056)
Warranty accrual, end of the fiscal period	$188,591	$157,615

12. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

In February 2021, the Company entered into letters of credit to support commitments totaling approximately $1.3 million. The letters of credit are valid through 2022.

13. Subsequent Events

On April 29, 2021, a putative class action complaint was filed in Delaware Chancery Court by Richard Barre, a purported shareholder. The defendants are the Company and its current directors. The complaint alleges breaches of fiduciary duty against the defendants based on alleged disclosure deficiencies in the definitive proxy statement (the “Proxy Statement”) filed by the Company on April 9, 2021 relative to the vote at the Company’s 2021 Annual Meeting of Stockholders to be held on May 20, 2021 (the “2021 Stockholder Meeting”) seeking stockholder approval of issuance of shares under the Performance Share Unit Award (the “CEO Performance Award”) granted to David L. Fischel, the Company’s chief executive officer. The complaint seeks various remedies, including a preliminary injunction seeking to enjoin the vote at the 2021 Stockholder Meeting to approve the issuance of shares for the CEO Performance Award. Following discussions with the plaintiff’s counsel and the Delaware Chancery Court, the parties agreed to an expedited discovery and briefing schedule, with the Chancery Court scheduled to hear arguments on the plaintiff’s motion for a preliminary injunction on May 18, 2021.

Although the Company believes that the claims were wholly without merit and that no further disclosure was required to supplement the Proxy Statement under applicable law, the Company filed a supplement to the Proxy Statement on May 10, 2021 addressing the alleged disclosure claims in order to eliminate the burden, expense, and uncertainties inherent in such litigation, and without admitting any liability or wrongdoing. On May 12, 2021, the plaintiff withdrew the motion for a preliminary injunction and indicated that the plaintiff intends to voluntarily dismiss, with prejudice, all claims set forth in the complaint, subject to court approval and reserving the right to apply for an award of attorneys’ fees and reimbursement of expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Part II - Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2020. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, results of operations, and the impact of the recent coronavirus (“COVID-19”) pandemic and our response to it. Such statements include, but are not limited to, statements preceded by, followed by, or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “can”, “could”, “may”, “would”, or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they are made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

COVID-19 Pandemic

First Quarter of 2021

During the first quarter of 2021, periodic resurgences of COVID-19 and the delayed rollout of vaccines in some geographies continued to impact our procedure volumes. Overall, procedure volumes improved slightly compared to the fourth quarter 2020 and are approximately 5% higher than the first quarter of 2020. While procedures in the Asia Pacific region have recovered to pre-pandemic levels, procedures in other geographies remain impacted with total procedures still approximately 15% below those seen in the first quarter of 2019.

While travel restrictions do remain in some areas, we are generally able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic.

Ongoing

Even with the rollout of effective vaccines, we do not expect all markets to recover at the same pace. The impact that the pandemic will have on our business will likely continue to vary by individual geography based on the extent of the outbreak in each area, the timing of vaccine distribution, specific governmental restrictions and the availability of testing capabilities, personal protective equipment, and hospital facilities, as well as decisions by our vendors, suppliers, customers and, ultimately, patients in response to the pandemic, none of which we are able to currently and accurately predict. While we cannot reliably estimate the depth or length of the impact, we continue to anticipate significant, periodic disruptions to our procedures volumes, service activities and system placements in 2021. In addition, we would expect that capital system orders will experience some delay.

Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and the outlook for 2021 depends on future developments, including but not limited to: the length and severity of the outbreak (including new strains, which may be more contagious, more severe or less responsive to treatment or vaccines), the effectiveness of containment actions, and the timing of vaccinations and achievement of herd immunity. The impact on local and/or global economies is uncertain, including ongoing risk of recession. Such economic disruptions, including a recession, could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending or redirect such spending to treatments related directly to the pandemic. To date, our manufacturing operations and supply chains have been minimally interrupted, but we cannot guarantee that such will not be interrupted further in the future. If our manufacturing operations or supply chains are interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. A material reduction or interruption to any of our manufacturing processes could have a material adverse effect on our business, operating results, and financial condition. Further, the COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could also significantly impact our sales and our ability to ship our products and supply our customers. Any of these events could negatively impact the number of procedures performed and the number of system placements and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020.

Revenue Recognition

We generate revenue from the initial capital sales of systems as well as recurring revenue from the sale of our proprietary disposable devices, from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters, and from other recurring revenue including ongoing software updates and service contracts.

In accordance with Accounting Standards Codification Topic 606 (“ASC 606”), “Revenue from Contracts with Customers,” we account for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. We record our revenue based on consideration specified in the contract with each customer, net of any taxes collected from customers that are remitted to government authorities.

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

Sublease Revenue:

A portion of our principal executive office is subleased to a third party through 2021. In accordance with Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), the Company records sublease income as revenue.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Customer deposits primarily relate to future system sales but can also include deposits on disposable sales. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. See Note 2 for additional detail on deferred revenue. The Company did not have any impairment losses on its contract assets for the periods presented.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.2 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively. The Company did not incur any impairment losses during any of the periods presented.

Leases

The Company accounts for leases in accordance with ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company determines if a contract contains a lease at inception. For contracts where the Company is the lessee, operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liability on the Company’s balance sheet. The Company currently does not have any finance leases.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Restricted shares and units granted to employees are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

For market-based awards, stock-based compensation expense is recognized over the minimum service period regardless of whether or not the market target is probable of being achieved. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

Shares purchased by employees under the 2009 Employee Stock Purchase Plan are considered to be non-compensatory.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue. Revenue increased from $5.8 million for the three months ended March 31, 2020, to $8.6 million for the three months ended March 31, 2021, an increase of 50%. Revenue from the sales of systems was $2.6 million for the three months ended March 31, 2021. There was no revenue from the sales of systems for the three months ended March 31, 2020. Revenue from sales of disposable interventional devices, service, and accessories increased to $5.8 million for the three months ended March 31, 2021, from $5.5 million for the three months ended March 31, 2020, an increase of approximately 5%, driven by increased time and material and higher procedure volumes as the Company recovers from the COVID pandemic. The Company recognized $0.2 million of sublease revenue for both the three month periods ended March 31, 2021 and 2020.

Cost of Revenue. Cost of revenue increased from $1.0 million for the three months ended March 31, 2020, to $2.6 million for the three months ended March 31, 2021, an increase of approximately 174%. As a percentage of our total revenue, overall gross margin decreased to 70% for the three months ended March 31, 2021, from 83% for the three months ended March 31, 2020 primarily due to changes in product mix. Cost of revenue for systems sold increased to $1.4 million for the three months ended March 31, 2021, from less than $0.1 million for the three months ended March 31, 2020, driven by increased system sales volumes in the current year period. Gross margin for systems was less than negative $0.1 million for the three months ended March 31, 2020, compared to $1.2 million for the three months ended March 31, 2021. Cost of revenue for disposables, service, and accessories increased to $0.9 million for the three months ended March 31, 2021, from $0.6 million for the three months ended March 31, 2020, primarily due to higher expenses incurred under service contracts in the current year period. Gross margin for disposables, service, and accessories was 84% for the current year period compared to 88% for the three months ended March 31, 2020. Cost of sublease revenue was $0.2 million for both the three month periods ended March 31, 2021 and 2020.

Research and Development Expenses. Research and development expenses increased from $2.1 million for the three months ended March 31, 2020, to $2.4 million for the three months ended March 31, 2021, an increase of approximately 12%. This increase was primarily due to higher project spending in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses remained relatively consistent at $2.9 million for the three months ended March 31, 2020, and March 31, 2021.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased from $1.8 million for the three months ended March 31, 2020, to $2.2 million for the three months ended March 31, 2021, an increase of approximately 22%, driven by stock-based compensation expense for the CEO Performance Award.

Interest Income (Expense). Interest expense was less than $0.1 million for the three months ended March 31, 2021, and interest income was less than $0.1 million for the three months ended March 31, 2020.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

At March 31, 2021 we had $44.1 million of cash and cash equivalents, inclusive of restricted cash and the compensating cash arrangement. We had working capital of $39.9 million as of March 31, 2021, compared to $39.1 million as of December 31, 2020.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flow used in operating activities	$(305)	$(2,166)
Cash flow used in investing activities	(34)	-
Cash flow provided by financing activities	282	8

Net cash used in operating activities. We used approximately $0.3 million and $2.2 million of cash for operating activities during the three months ended March 31, 2021 and 2020, respectively. The decrease in cash used in operating activities was driven by the decrease in operating loss and decreased use of working capital in the current year period.

Net cash used in investing activities. We used less than $0.1 million during the three months ended March 31, 2021, for the purchase of equipment.

Net cash provided by financing activities. We generated $0.3 million and less than $0.1 million of cash for the three months ended March 31, 2021 and 2020, respectively. The cash generated in both periods was driven by the proceeds from issuance of stock, net of issuance costs.

Capital Resources

As of March 31, 2021, our borrowing facilities were comprised of the Paycheck Protection Program debt as discussed in the following section.

Revolving Line of Credit

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank that matured on June 30, 2020 and was not renewed.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. In general, the loan can be forgiven as long as the funds are used for payroll related expenses as well as rent and utilities paid during the twenty-four week period from the date of the loan and as long as certain headcount and salary/wage levels are maintained. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of $2,158,310 from the Bank on April 20, 2020. In March 2021, the Company applied for loan forgiveness with the Bank and on April 27, 2021 the application was accepted by the SBA for review. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the full proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus, the Company anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion beginning in August 2021 with a final installment in April 2022. Interest would be assessed on the amount of the loan not forgiven at a rate of 1% per annum beginning on the date of the loan, April 20, 2020.

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of March 31, 2021.

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

Series B Convertible Preferred Stock

As disclosed in Note 9, on August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, as part of the private placement, agreed to issue and sell to the investors 5,610,121 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share which are convertible into shares of the Company’s Common Stock, at a price of $2.05 per share. The Series B Preferred Stock, which is a Common Stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into Common Stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Convertible Preferred Stock is reported in the stockholders’ equity section of the balance sheet.

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

The warrants issued in conjunction with the Series A Preferred Stock (the “SPA Warrants”) have an exercise price of $0.70 per share subject to adjustments for events such as stock splits, combinations, and the like as provided under the terms of the warrants. The warrants are exercisable through September 29, 2021, subject to specified beneficial ownership issuance limitations

Off-Balance Sheet Arrangements

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved from time to time in various lawsuits and claims arising in the normal course of business. Although the outcomes of these lawsuits and claims are uncertain, the Company does not believe any of them will have a material adverse effect on its business, financial condition or results of operations.

On April 29, 2021, a putative class action complaint was filed in Delaware Chancery Court by Richard Barre, a purported shareholder. The defendants are the Company and its current directors. The complaint alleges breaches of fiduciary duty against the defendants based on alleged disclosure deficiencies in the definitive proxy statement (the “Proxy Statement”) filed by the Company on April 9, 2021 relative to the vote at the Company’s 2021 Annual Meeting of Stockholders to be held on May 20, 2021 (the “2021 Stockholder Meeting”) seeking stockholder approval of issuance of shares under the Performance Share Unit Award (the “CEO Performance Award”) granted to David L. Fischel, the Company’s chief executive officer. The complaint seeks various remedies, including a preliminary injunction seeking to enjoin the vote at the 2021 Stockholder Meeting to approve the issuance of shares for the CEO Performance Award. Following discussions with the plaintiff’s counsel and the Delaware Chancery Court, the parties agreed to an expedited discovery and briefing schedule, with the Chancery Court scheduled to hear arguments on the plaintiff’s motion for a preliminary injunction on May 18, 2021.

Although the Company believes that the claims were wholly without merit and that no further disclosure was required to supplement the Proxy Statement under applicable law, the Company filed a supplement to the Proxy Statement on May 10, 2021 addressing the alleged disclosure claims in order to eliminate the burden, expense, and uncertainties inherent in such litigation, and without admitting any liability or wrongdoing. On May 12, 2021, the plaintiff withdrew the motion for a preliminary injunction and indicated that the plaintiff intends to voluntarily dismiss, with prejudice, all claims set forth in the complaint, subject to court approval and reserving the right to apply for an award of attorneys’ fees and reimbursement of expenses.

ITEM 1A. RISK FACTORS

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Related to the February 2021 CEO Performance Stock Unit Grant

We will incur significant additional stock-based compensation expense over the term of the CEO Performance Award regardless of whether or not any of the milestones are achieved.

As described in Note 9 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q, on February 23, 2021, the Company`s Board of Directors, upon recommendation of the Compensation Committee, approved the grant of the Performance Share Unit Award (“CEO Performance Award”) pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement”), to David L. Fischel, the Company’s Chief Executive Officer. Under the terms of the PSU Agreement, we will incur significant additional stock-based compensation expense over the term of the award regardless of whether or not any of the milestones are achieved as the probability of meeting the ten market capitalization milestones is not considered in determining the timing of expense recognition. The expense will be recognized on an accelerated basis through 2030. Total stock-based compensation recorded as operating expense for the CEO Performance Award was $0.7 million for the quarter ended March 31, 2021. As of March 31, 2021, the Company had approximately $56.7 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award if Mr. Fischel continues to serve as CEO, or in a similar capacity, through 2030. This additional stock-based compensation expense, incurred regardless of whether or not any milestones are achieved, increases the difficulty for the Company to achieve a profitable position as measured by generally accepted accounting principles.

Our stockholders may experience substantial dilution upon payout of shares under the CEO Performance Award.

If Mr. Fischel achieves all the milestones specified in the CEO Performance Award, by increasing the Company’s market capitalization to $5.5 billion for the specified period, he will receive 13,000,000 shares of common stock subject to the vesting requirements in the agreement. If (i) all 13,000,000 shares of common stock subject to the PSU Agreement were to become fully vested, outstanding and held by Mr. Fischel; (ii) all other shares of common stock and stock units held by Mr. Fischel were fully vested and were outstanding; (iii) estimated dilution as a result of potential exercises or conversions from existing grants to employees and non-employee directors and the outstanding convertible warrants and preferred stock were to be considered; and (iv) there were no other dilutive events of any kind, Mr. Fischel would beneficially own approximately 10% of the outstanding shares of Stereotaxis common stock after the dilutive events described above and without considering the impact of any other potential future dilutive events or the potential sale of stock required to pay taxes upon the vesting of the restricted stock units.

Certain provisions in the PSU Agreement may discourage a change in control of the Company even if such a transaction would otherwise be beneficial to our stockholders.

Under the terms of the CEO Performance Award, in the event of a change in control of the Company, the market capitalization formula will be modified to equal the total amount of consideration paid to all equity holders of the Company, with the number of shares to be issued pursuant to the CEO Performance Grant giving effect to such valuation. For all valuations above $1 billion in connection with a change in control, partial credit for the next following tranche shall be allocated pro rata based on the market capitalization in such change in control. Any vested shares upon such a change in control will vest and be paid at the time of the consummation of the change in control, and the service component of the CEO Performance Award will otherwise be disregarded. These terms may discourage potential business partners from pursuing a merger or acquisition, even if the merger or acquisition would be viewed favorably by, or be beneficial to, our other stockholders.

We are highly dependent on the services of Mr. Fischel, and our compensation package, including the CEO Performance Award, may fail to retain him.

Since assuming the role of CEO in February 2017, Mr. Fischel has revitalized the Company’s commercial capabilities, strengthened its financial position, and led the development of a robust innovation strategy, and stockholders have benefited substantially, with Stereotaxis’ stock appreciating approximately 10-fold. However, between February 2017 and December 2020, Mr. Fischel served as CEO without drawing a salary or any other form of cash or equity compensation for his work as CEO, and currently his only compensation is an annual salary of $60,000, which is substantially below market. Although our Board of Directors has determined that the CEO Performance Award and the grant of shares thereunder is in the stockholders’ best interests, has included a proposal to approve of such agreement on the Proxy Statement dated April 9, 2020 and has unanimously recommended that our stockholders approve the shares associated with this equity compensation arrangement, the terms of the CEO Performance Award nevertheless provide that the Company is not obligated to issue shares underlying the award until the Stereotaxis stockholders have voted to approve the issuance of such shares. While the Board believes that the CEO Performance Award provides substantial future benefit to all its stockholders and incentivizes Mr. Fischel to serve as CEO for the long term, there is no assurance that the shares associated with the CEO Performance Award will receive stockholder approval, or that Mr. Fischel will continue as CEO even if stockholder approval is received.

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
10.1a

Office Lease dated March 1, 2021, between the Registrant and Globe Building Company, GP, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 4, 2021.

10.1b	First Amendment to Office Lease dated March 30, 2021, between Registrant and Globe Building Company, GP, filed herewith.

10.2	Performance Share Unit Award Agreement, dated February 23, 2021, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on February 24, 2021.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: May 13, 2021	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: May 13, 2021	By:	/s/ Kimberly R. Peery
Kimberly R. Peery Chief Financial Officer

