Form 10-Q
period 2021-06-30
Stereotaxis, Inc.
filed 2021-08-12
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of outstanding shares of the registrant’s common stock on July 31, 2021 was 74,507,581.

Table of Contents

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,054,296	$43,939,512
Restricted cash - current	1,484,018	-
Compensating cash arrangement	251,232	250,620
Accounts receivable, net of allowance of $154,727 and $123,614 at 2021 and 2020, respectively	4,651,804	3,515,136
Inventories, net	4,146,691	3,295,457
Prepaid expenses and other current assets	2,646,806	1,716,014
Total current assets	55,234,847	52,716,739
Property and equipment, net	291,578	195,129
Restricted cash	382,813	-
Operating lease right-of-use assets	1,143,355	2,235,442
Other assets	283,093	308,515
Total assets	$57,335,686	$55,455,825

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$-	$1,185,058
Accounts payable	1,124,178	1,608,636
Accrued liabilities	2,857,479	3,209,235
Deferred revenue	8,284,600	5,282,770
Current portion of operating lease liabilities	1,169,378	2,287,487
Total current liabilities	13,435,635	13,573,186
Long-term debt	-	973,252
Long-term deferred revenue	1,648,792	548,915
Other liabilities	206,596	131,231
Total liabilities	15,291,023	15,226,584

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,407 and 22,513 shares outstanding at 2021 and 2020, respectively	5,578,181	5,605,323

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2021 and 2020	5,610	5,610

Common stock, par value $0.001; 300,000,000 shares authorized, 74,428,865 and 73,694,203 shares issued at 2021 and 2020, respectively	74,429	73,694
Additional paid in capital	527,294,470	522,709,846
Treasury stock, 4,015 shares at 2021 and 2020	(205,999)	(205,999)
Accumulated deficit	(490,702,028)	(487,959,233)
Total stockholders’ equity	36,466,482	34,623,918
Total liabilities and stockholders’ equity	$57,335,686	$55,455,825

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Systems	$2,686,180	$12,769	$5,288,692	$12,769
Disposables, service and accessories	6,118,712	5,086,156	11,892,228	10,595,867
Sublease	246,530	246,530	493,060	493,060
Total revenue	9,051,422	5,345,455	17,673,980	11,101,696

Cost of revenue:
Systems	1,389,588	157,514	2,825,123	222,536
Disposables, service and accessories	883,289	680,937	1,807,907	1,320,800
Sublease	246,530	246,530	493,060	493,060
Total cost of revenue	2,519,407	1,084,981	5,126,090	2,036,396

Gross margin	6,532,015	4,260,474	12,547,890	9,065,300

Operating expenses:
Research and development	2,717,078	1,976,942	5,084,119	4,086,112
Sales and marketing	3,044,750	2,541,749	5,991,966	5,457,173
General and administrative	4,160,909	1,663,456	6,390,648	3,496,181
Total operating expenses	9,922,737	6,182,147	17,466,733	13,039,466
Operating loss	(3,390,722)	(1,921,673)	(4,918,843)	(3,974,166)

Interest (expense) income, net	(2,567)	567	(6,843)	81,529
Gain on extinguishment of debt	2,182,891	-	2,182,891	-
Net loss	$(1,210,398)	$(1,921,106)	$(2,742,795)	$(3,892,637)

Cumulative dividend on Series A convertible preferred stock	(335,197)	(342,126)	(667,748)	(685,849)
Loss attributable to common stockholders	$(1,545,595)	$(2,263,232)	$(3,410,543)	$(4,578,486)

Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.03)	$(0.05)	$(0.06)
Diluted	$(0.02)	$(0.03)	$(0.05)	$(0.06)

Weighted average number of common shares and equivalents:
Basic	75,547,574	71,628,762	75,362,521	70,749,401
Diluted	75,547,574	71,628,762	75,362,521	70,749,401

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2020

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at March 31, 2020	22,918	$5,709,027	5,610,121	$5,610	69,040,781	$69,041	$504,990,377	$(205,999)	$(483,284,305)	$21,574,724
Issuance of common stock					3,774,276	3,774	15,028,445			15,032,219
Share-based compensation					7,500	8	935,401			935,409
Components of net loss									(1,921,106)	(1,921,106)
Employee stock purchase plan					11,429	11	32,790			32,801
Preferred stock conversion	(105)	(26,886)			196,838	197	26,689			26,886
Balance at June 30, 2020	22,813	$5,682,141	5,610,121	$5,610	73,030,824	$73,031	$521,013,702	$(205,999)	$(485,205,411)	$35,680,933

Three Months Ended June 30, 2021

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at March 31, 2021	22,408	$5,578,437	5,610,121	$5,610	74,089,659	$74,090	$524,388,783	$(205,999)	$(489,491,630)	$34,770,854
Issuance of common stock					89,778	90	86,761			86,851
Share-based compensation					242,250	242	2,785,475			2,785,717
Components of net loss									(1,210,398)	(1,210,398)
Employee stock purchase plan					5,204	5	33,197			33,202
Preferred stock conversion	(1)	(256)			1,974	2	254			256
Balance at June 30, 2021	22,407	$5,578,181	5,610,121	$5,610	74,428,865	$74,429	$527,294,470	$(205,999)	$(490,702,028)	$36,466,482

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2020

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2019	23,110	$5,758,190	5,610,121	$5,610	68,529,623	$68,530	$504,211,040	$(205,999)	$(481,312,774)	$22,766,407
Issuance of common stock and warrants					3,815,092	3,815	15,004,554			15,008,369
Share-based compensation					116,989	117	1,657,604			1,657,721
Components of net loss									(3,892,637)	(3,892,637)
Employee stock purchase plan					17,835	18	65,006			65,024
Preferred stock conversion	(297)	(76,049)			551,285	551	75,498			76,049
Balance at June 30, 2020	22,813	$5,682,141	5,610,121	$5,610	73,030,824	$73,031	$521,013,702	$(205,999)	$(485,205,411)	$35,680,933

Six Months Ended June 30, 2021

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2020	22,513	$5,605,323	5,610,121	$5,610	73,694,203	$73,694	$522,709,846	$(205,999)	$(487,959,233)	$34,623,918
Issuance of common stock					244,584	246	339,440			339,686
Share-based compensation					272,500	272	4,156,002			4,156,274
Components of net loss									(2,742,795)	(2,742,795)
Employee stock purchase plan					11,207	11	62,246			62,257
Preferred stock conversion	(106)	(27,142)			206,371	206	26,936			27,142
Balance at June 30, 2021	22,407	$5,578,181	5,610,121	$5,610	74,428,865	$74,429	$527,294,470	$(205,999)	$(490,702,028)	$36,466,482

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(2,742,795)	$(3,892,637)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	53,272	58,300
Non-cash lease expense	1,165,424	1,171,170
Share-based compensation	4,156,274	1,657,721
Gain on debt extinguishment	(2,182,891)	-
Non-cash interest	24,581	-
Changes in operating assets and liabilities:
Accounts receivable	(1,136,668)	2,288,477
Inventories	(851,234)	(2,728,548)
Prepaid expenses and other current assets	(930,792)	(140,582)
Compensating cash arrangement	(612)	-
Other assets	25,422	(51,439)
Accounts payable	(484,458)	(527,418)
Accrued liabilities	(351,756)	(319,479)
Deferred revenue	4,101,707	318,654
Operating lease liability	(1,191,446)	(1,170,979)
Other liabilities	75,365	-
Net cash used in operating activities	(270,607)	(3,336,760)
Cash flows from investing activities
Purchase of property and equipment	(149,721)	(70,896)
Net cash used in investing activities	(149,721)	(70,896)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loan	-	2,158,310
Proceeds from issuance of stock, net of issuance costs	401,943	15,073,393
Net cash provided by financing activities	401,943	17,231,703
Net (decrease) increase in cash and cash equivalents	(18,385)	13,824,047
Cash and cash equivalents at beginning of period	43,939,512	30,182,115
Cash and cash equivalents at end of period	$43,921,127	$44,006,162

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of June 30th:
Cash and cash equivalents	$42,054,296	$44,006,162
Restricted cash - current	1,484,018	-
Restricted cash	382,813	-
Total cash, cash equivalents, and restricted cash	$43,921,127	$44,006,162

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

We promote our full suite of products in a typical hospital implementation, subject to regulatory approvals or clearances. This implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and ongoing software enhancements. In hospitals where our full suite of products has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (SEC) on March 12, 2021.

Risks and Uncertainties

The novel coronavirus COVID-19 (“COVID-19”) pandemic has resulted, and is likely to continue to result, in periodic and unexpected disruptions to the economy, as well as business and capital markets around the world. The full extent of the impact of the ongoing COVID-19 pandemic on our business, results of operations and financial condition will depend on numerous evolving factors that we may not be able to accurately predict.

As a result of the COVID-19 outbreak, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which have negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. The COVID-19 pandemic may continue to negatively affect demand for both our systems and our disposable products by limiting the ability of our sales personnel to maintain their customary contacts with customers as governmental authorities institute new or continuing quarantines, travel restrictions, and shelter-in-place orders, or as our customers impose limitations on contacts and in-person meetings that go beyond those imposed by governmental authorities.

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

As of the date of the filing of this Quarterly Report on Form 10-Q, we believe our manufacturing operations and supply chains have been manageably interrupted, but we cannot guarantee that they will not be interrupted more severely in the future. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. A material reduction or interruption to any of our manufacturing processes would have a material adverse effect on our business, operating results, and financial condition.

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

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $1.9 million at June 30, 2021. No cash was restricted at December 31, 2020.

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

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds which totaled $1.9 million and $1.4 million as of June 30, 2021 and December 31, 2020, respectively. The financial assets consisting of cash equivalents invested in money market funds are classified as Level 2 as described above and total interest income recorded for these investments was insignificant for the six months ended June 30, 2021. As of June 30, 2021, the Company did not have any financial liabilities valued at fair value on a recurring basis. As of June 30, 2020, the Company did not have any financial assets or liabilities valued at fair value on a recurring basis.

Revenue and Costs of Revenue

The Company accounts for revenue in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), “Revenue from Contracts with Customers”.

We generate revenue from initial capital sales of systems as well as recurring revenue from the sale of our proprietary disposable devices, from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters, and from ongoing software enhancements and service contracts.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were $0.1 million and less than $0.1 million for the six months ended June 30, 2021 and 2020, respectively. Revenue from system delivery and installation represented 30% and less than 1% of revenue for the six months ended June 30, 2021 and 2020, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the six months ended June 30, 2021 and 2020. Disposable revenue represented 25% and 31% of revenue for the six months ended June 30, 2021 and 2020, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 7% and 9% of revenue for the six months ended June 30, 2021 and 2020, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 35% and 56% of revenue for the six months ended June 30, 2021 and 2020, respectively.

Sublease Revenue:

A portion of our principal executive office is subleased to a third party through 2021. In accordance with Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), the Company records sublease income as revenue. Sublease revenue represented 3% and 4% of revenue for the six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30		Six Months Ended June 30,
	2021	2020	2021	2020
Systems	$2,686,180	$12,769	$5,288,692	$12,769
Disposables, service and accessories	6,118,712	5,086,156	11,892,228	10,595,867
Sublease	246,530	246,530	493,060	493,060
Total revenue	$9,051,422	$5,345,455	$17,673,980	$11,101,696

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $8.7 million as of June 30, 2021. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	June 30, 2021	December 31, 2020
Contract Assets - unbilled receivables	$180,751	$284,415

Customer deposits	$2,132,598	$-
Product shipped, revenue deferred	2,173,300	645,200
Deferred service and license fees	5,627,494	5,186,485
Total deferred revenue	$9,933,392	$5,831,685
Less: Long-term deferred revenue	(1,648,792)	(548,915)
Total current deferred revenue	$8,284,600	$5,282,770

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

Revenue recognized for the six months ended June 30, 2021 and 2020, that was included in the deferred revenue balance at the beginning of each reporting period remained consistent at $4.0 million.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.2 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(1,210,398)	$(1,921,106)	$(2,742,795)	$(3,892,637)
Cumulative dividend on Series A Convertible Preferred Stock	(335,197)	(342,126)	(667,748)	(685,849)
Net loss attributable to common stockholders	$(1,545,595)	$(2,263,232)	$(3,410,543)	$(4,578,486)

Weighted average number of common shares and equivalents:	75,547,574	71,628,762	75,362,521	70,749,401
Basic EPS	$(0.02)	$(0.03)	$(0.05)	$(0.06)
Diluted EPS	$(0.02)	$(0.03)	$(0.05)	$(0.06)

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

As of June 30, 2021, the Company had 2,845,041 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.93 per share, 15,385 shares of common stock issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.70 per share, 44,303,996 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, 5,610,121 shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 1,044,973 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding for the period ended June 30, 2021.

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

3. Inventories

Inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$3,284,691	$2,950,912
Work in process	919,214	433,026
Finished goods	2,397,991	2,987,039
Reserve for excess and obsolescence	(2,455,205)	(3,075,520)
Total inventory	$4,146,691	$3,295,457

The reserve for excess and obsolescence primarily includes Niobe Systems and related raw materials and spare parts.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	June 30, 2021	December 31, 2020
Prepaid expenses	$1,165,885	$754,062
Prepaid commissions	235,745	271,174
Deposits	1,411,544	855,970
Other assets	116,725	143,323
Total prepaid expenses and other assets	2,929,899	2,024,529
Less: Noncurrent prepaid expenses and other assets	(283,093)	(308,515)
Total current prepaid expenses and other assets	$2,646,806	$1,716,014

5. Property and Equipment

Property and Equipment consist of the following:

	June 30, 2021	December 31, 2020
Equipment	$4,940,877	$6,488,984
Leasehold improvements	2,299,550	2,338,441
Construction in process	149,721	-
	7,390,148	8,827,425
Less: Accumulated depreciation	(7,098,570)	(8,632,296)
Net property and equipment	$291,578	$195,129

The company retired approximately $1.6 million of fully depreciated assets during the three and six months ended June 30, 2021.

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

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. At June 30, 2021, the weighted average discount rate for operating leases was 9.0% and the weighted average remaining lease term for operating lease term is 0.5 years.

The following table represents lease costs and other lease information.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Operating lease cost	$582,712	$585,584	$1,165,424	$1,171,170
Short-term lease cost	14,042	19,304	30,704	34,774
Sublease income	(246,530)	(246,530)	(493,060)	(493,060)
Total net lease cost	$350,224	$358,358	$703,068	$712,884

Cash paid within operating cash flows	$539,204	$588,897	$1,170,290	$1,225,247

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2021, excluding sublease income, were as follows:

June 30, 2021
2021
Total lease payments	$1,191,330
Less: Interest	(21,952)
Present value of lease liabilities	$1,169,378

The remaining undiscounted future cash flows to be received under the sublease are $0.5 million in 2021.

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

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2021	December 31, 2020
Accrued salaries, bonus, and benefits	$1,424,592	$2,044,826
Accrued licenses and maintenance fees	483,879	483,879
Accrued warranties	222,206	157,615
Accrued taxes	167,979	172,744
Accrued professional services	453,348	138,359
Other	312,071	343,043
Total accrued liabilities	3,064,075	3,340,466
Less: Long term accrued liabilities	(206,596)	(131,231)
Total current accrued liabilities	$2,857,479	$3,209,235

8. Debt and Credit Facilities

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank, that matured on June 30, 2020 and was not renewed.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. In general, the loan could be forgiven as long as the funds were used for payroll related expenses as well as rent and utilities paid during the twenty-four week period from the date of the loan and as long as certain headcount and salary/wage levels were maintained. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of approximately $2.2 million from the Bank on April 20, 2020.  In accordance with the loan forgiveness requirements of the CARES Act, the Company used the full proceeds from the PPP Loan primarily for payroll costs, rent and utilities. In March 2021, the Company applied for loan forgiveness and in June 2021 full loan forgiveness was granted by the SBA. The Company recognized a net gain from debt extinguishment of approximately $2.2 million.

In accordance with general accounting principles for fair value measurement, the Company’s debt was measured at fair value (Level 2), which approximated the carrying value of the debt as of December 31, 2020.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of June 30, 2021.

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

2021 CEO Performance Award Unit Grant

On February 23, 2021, the Company`s Board of Directors, upon recommendation of the Compensation Committee, approved the grant of the CEO Performance Award to the Company’s Chief Executive Officer. The CEO Performance award is a 10-year performance award of up to 13,000,000 shares, tied to the achievement of market capitalization milestones and subject to minimum service requirements.

As detailed in the table below, the CEO Performance Award consists of ten vesting tranches. The first market capitalization milestone is $1.0 billion, and each of the remaining nine market capitalization milestones are in additional $500 million increments, up to $5.5 billion.

Tranche #	No. of Shares Subject to PSU	Market Capitalization Milestones(1)
1	1,000,000	$1,000,000,000
2	1,500,000	$1,500,000,000
3	1,500,000	$2,000,000,000
4	2,000,000	$2,500,000,000
5	1,000,000	$3,000,000,000
6	1,000,000	$3,500,000,000
7	1,000,000	$4,000,000,000
8	2,000,000	$4,500,000,000
9	1,000,000	$5,000,000,000
10	1,000,000	$5,500,000,000
Total:	13,000,000

Each tranche represents a portion of the PSUs covering the number of shares outlined in the table above. Each tranche vests upon (i) satisfaction of the market capitalization milestones and (ii) continued employment as CEO of the Company from the grant date through December 31, 2030. Absent an earlier termination, the PSUs will expire on December 31, 2030. If our CEO ceases employment as CEO of the Company for any reason including death, disability, termination for cause or without cause (as defined in the award agreement), or if he voluntary terminates after service as CEO for at least five years, the remaining service period will be waived and he will retain any PSUs that have vested through the date of termination.

The Company received Shareholder approval at its annual meeting on May 20, 2021 for shares to be issued under the award.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $2.5 million for the six-month period ended June 30, 2021. As of June 30, 2021, the Company had approximately $54.9 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030.

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

On May 20, 2021, the shareholders approved an amendment to the Plan, which was previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under the amendment on May 20, 2021, the number of shares authorized for issuance under the Plan was increased by four million shares. At June 30, 2021, the Company had 5,144,178 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2021, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees under the Company’s stock award plans but not yet recognized was approximately $5.7 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six-month period ended June 30, 2021 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2020	2,456,979	$0.74 - $35.20	$2.90
Granted	829,000	$6.96 - $7.91	$6.97
Exercised	(270,458)	$0.74 - $4.52	$1.97
Forfeited	(170,480)	$0.74 - $35.20	$6.88
Outstanding, June 30, 2021	2,845,041	$0.74 - $7.91	$3.93

A summary of the restricted stock unit activity for the six-month period ended June 30, 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2020	1,112,473	$2.46
Granted	205,000	$5.16
Vested	(272,500)	$2.88
Forfeited	-	-
Outstanding, June 30, 2021	1,044,973	$2.88

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2021:
Cash invested in money market accounts	$1,866,831	$—	$1,866,831	$—
Total assets at fair value	$1,866,831	$—	$1,866,831	$—
Assets at December 31, 2020:
Cash invested in money market accounts	$1,429,331	$—	$1,429,331	$—
Total assets at fair value	$1,429,331	$—	$1,429,331	$—

The Company did not have any financial liabilities valued at fair value on a recurring basis as of June 30, 2021 or December 31, 2020.

Level 1

The Company does not have any financial assets or liabilities classified as Level 1.

Level 2

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds in the amount of $1,866,831 and $1,429,331 at June 30, 2021 and December 31, 2020, respectively. These assets are classified as Level 2, as described above, and total interest income recorded for these investments was insignificant during the six months ended June 30, 2021 and year ended December 31, 2020.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	June 30, 2021	December 31, 2020
Warranty accrual, beginning of the fiscal period	$157,615	$141,697
Accrual adjustment for product warranty	139,831	49,974
Payments made	(75,240)	(34,056)
Warranty accrual, end of the fiscal period	$222,206	$157,615

12. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

In February 2021, the Company entered into letters of credit to support commitments totaling approximately $1.3 million. The letters of credit are valid through 2022. In April 2021, the Company entered into a letter of credit pursuant to the Lease agreement totaling approximately $1.8 million to be delivered in four equal installments of which the first was delivered in April 2021 totaling approximately $0.4 million. The amount available under this letter of credit will automatically reduce by one fortieth at the end of each month during the lease term.

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

We promote our full suite of products in a typical hospital implementation, subject to regulatory approvals or clearances. This implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and ongoing software enhancements. In hospitals where our full suite of products has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

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

COVID-19 Pandemic

During the first quarter of 2021, periodic resurgences of COVID-19 and the delayed rollout of vaccines in some geographies continued to impact our procedure volumes. Overall, procedure volumes improved slightly compared to the fourth quarter 2020 and were approximately 5% higher than the first quarter of 2020. While procedures in the Asia Pacific region had recovered to pre-pandemic levels, procedures in other geographies remained impacted with total procedures approximately 15% below those seen in the first quarter of 2019.

During the second quarter of 2021, as the rollout of vaccines continued in the US and were varied in other geographies, overall procedure volumes for the second quarter 2021 remained fairly consistent with the first quarter of 2021 and were nearly 40% higher than the second quarter of 2020.

While travel restrictions and supply chain concerns do remain in some areas, we are generally able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic.

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

Revenue Recognition

We generate revenue from the initial capital sales of systems as well as recurring revenue from the sale of our proprietary disposable devices, from royalties paid to the Company on the sale by Biosense Webster of co-developed catheters, and from ongoing software enhancements and service contracts.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were $0.1 million and less than $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the six months ended June 30, 2021 and 2020.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.2 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue. Revenue increased from $5.3 million for the three months ended June 30, 2020, to $9.1 million for the three months ended June 30, 2021, an increase of 69%. Revenue from the sales of systems increased to $2.7 million for the three months ended June 30, 2021 from less than $0.1 million for the three months ended June 30, 2020. This increase is due to increased system sales in the current year period. Revenue from sales of disposable interventional devices, service, and accessories increased to $6.1 million for the three months ended June 30, 2021, from $5.1 million for the three months ended June 30, 2020, an increase of approximately 20%, driven by higher procedure volumes as the Company recovers from the COVID pandemic. The Company recognized $0.2 million of sublease revenue for both the three-month periods ended June 30, 2021 and 2020.

Cost of Revenue. Cost of revenue increased from $1.1 million for the three months ended June 30, 2020, to $2.5 million for the three months ended June 30, 2021, an increase of approximately 132%. As a percentage of our total revenue, overall gross margin decreased to 72% for the three months ended June 30, 2021, from 80% for the three months ended June 30, 2020, primarily due to changes in product mix. Cost of revenue for systems sold increased to $1.4 million for the three months ended June 30, 2021, from $0.2 million for the three months ended June 30, 2020, driven by increased system sales volumes offset by reductions to excess and obsolete inventory in the current year period. Gross margin for systems was negative $0.1 million for the three months ended June 30, 2020, compared to $1.3 million for the three months ended June 30, 2021. Cost of revenue for disposables, service, and accessories increased to $0.9 million for the three months ended June 30, 2021, from $0.7 million for the three months ended June 30, 2020, primarily due to increased disposable sales volumes in the current year period. Gross margin for disposables, service, and accessories was 86% for the current year period compared to 87% for the three months ended June 30, 2020. Cost of sublease revenue was $0.2 million for both the three-month periods ended June 30, 2021 and 2020.

Research and Development Expenses. Research and development expenses increased from $2.0 million for the three months ended June 30, 2020, to $2.7 million for the three months ended June 30, 2021, an increase of approximately 37%. This increase was primarily due to higher project spending and measured hiring in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses increased from $2.5 million for the three months ended June 30, 2020 to $3.0 million for the three months ended June 30. 2021, an increase of approximately 20%. The increase was primarily due to higher sales commissions and travel expenses as normal sales activities resume following the height of the pandemic.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased from $1.7 million for the three months ended June 30, 2020, to $4.2 million for the three months ended June 30, 2021, an increase of approximately 150%. This increase was primarily driven by higher stock-based compensation expense for the previously announced CEO Performance Award and higher professional service fees in the current year period.

Interest Income (Expense). Interest expense was less than $0.1 million for the three months ended June 30, 2021, and interest income was less than $0.1 million for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue. Revenue increased from $11.1 million for the six months ended June 30, 2020 to $17.7 million for the six months ended June 30, 2021, an increase of approximately 59%. Revenue from the sales of systems increased to $5.3 million for the six months ended June 30, 2021 from less than $0.1 million for the six months ended June 30, 2020. This increase is due to increased system sales in the current year period. Revenue from sales of disposable interventional devices, service and accessories increased to $11.9 million for the six months ended June 30, 2021 from $10.6 million for the six months ended June 30, 2020, an increase of approximately 12%, driven by higher procedure volumes as the Company recovers from the COVID pandemic. Sublease revenue was $0.5 million for both the six-month periods ended June 30, 2021 and June 30, 2020.

Cost of Revenue. Cost of revenue increased from $2.0 million for the six months ended June 30, 2020 to $5.1 million for the six months ended June 30, 2021, an increase of approximately 152%. As a percentage of our total revenue, overall gross margin decreased to 71% for the six months ended June 30, 2021 from 82% for the six months ended June 30, 2020, primarily due to changes in product mix. Cost of revenue for systems sold increased from $0.2 million for the six months ended June 30, 2020 to $2.8 million for the six months ended June 30, 2021, driven by increased system sales volumes offset by reductions to excess and obsolete inventory in the current year period. Gross margin for systems increased from negative $0.2 million for the six months ended June 30, 2020 to $2.5 million for the six months ended June 30, 2021. Cost of revenue for disposables, service, and accessories increased to $1.8 million for the six months ended June 30, 2021 from $1.3 million for the six months ended June 30, 2020, primarily due to increased disposable sales volumes and higher expenses incurred under service contracts in the current year period. Gross margin for disposables, service and accessories was 85% for the six months ended June 30, 2021 compared to 88% for the six months ended June 30, 2020. Cost of sublease revenue was $0.5 million for both the six-month periods ended June 30, 2021 and June 30, 2020.

Research and Development Expenses. Research and development expenses increased from $4.1 million for the six months ended June 30, 2020 to $5.1 million for the six months ended June 30, 2021, an increase of approximately 24%. This increase was primarily due to higher project spending and measured hiring in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses increased from $5.5 million for the six months ended June 30, 2020 to $6.0 million for the six months ended June 30, 2021, an increase of approximately 10%. This increase was primarily due to higher sales commissions as normal sales activities resume following the height of the pandemic and higher non-cash compensation expenses driven by appreciating stock price in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased to $6.4 million for the six months ended June 30, 2021 from $3.5 million for the six months ended June 30, 2020, an increase of approximately 83%. This increase was primarily driven by higher stock-based compensation expense for the previously announced CEO Performance Award and the appreciating stock price as well as higher professional service fees in the current year period.

Interest Income (Expense). Interest expense was less than $0.1 million for the six months ended June 30, 2021, and interest income was less than $0.1 million for the six months ended June 30, 2020.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

At June 30, 2021 we had $44.2 million of cash and cash equivalents, inclusive of restricted cash and the compensating cash arrangement. We had working capital of $41.8 million as of June 30, 2021, compared to $39.1 million as of December 31, 2020.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flow used in operating activities	$(271)	$(3,337)
Cash flow used in investing activities	(150)	(71)
Cash flow provided by financing activities	402	17,232

Net cash used in operating activities. We used approximately $0.3 million and $3.3 million of cash for operating activities during the six months ended June 30, 2021 and 2020, respectively. The decrease in cash used in operating activities was driven by the decrease in operating loss and decreased use of working capital in the current year period.

Net cash used in investing activities. We used less than $0.2 million and less than $0.1 million of cash during the six months ended June 30, 2021 and 2020, respectively, for the purchase of equipment and design costs associated with our new facility.

Net cash provided by financing activities. We generated $0.4 million and $17.2 million of cash during the six months ended June 30, 2021 and 2020, respectively. The cash generated in the current year period was driven by the proceeds from issuance of stock, net of issuance costs. The cash generated in the prior year period was driven by the net proceeds of $15.0 million received from the May 2020 Securities Purchase Agreement and $2.2 million of net proceeds received from the Paycheck Protection Program loan.

Capital Resources

As of June 30, 2021, the Company did not have any debt.

Revolving Line of Credit

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank that matured on June 30, 2020 and was not renewed.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. In general, the loan could be forgiven as long as the funds were used for payroll related expenses as well as rent and utilities paid during the twenty-four week period from the date of the loan and as long as certain headcount and salary/wage levels were maintained. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of approximately $2.2 million from the Bank on April 20, 2020. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the full proceeds from the PPP Loan primarily for payroll costs, rent and utilities. In March 2021, the Company applied for loan forgiveness and in June 2021 full loan forgiveness was granted by the SBA. The Company recognized a net gain from debt extinguishment of approximately $2.2 million.

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of June 30, 2021.

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

On April 29, 2021, a putative class action complaint was filed in Delaware Chancery Court by Richard Barre, a purported shareholder. The defendants were the Company and its current directors. The complaint alleged breaches of fiduciary duty against the defendants based on alleged disclosure deficiencies in the definitive proxy statement (the “Proxy Statement”) filed by the Company on April 9, 2021 relative to the vote at the Company’s 2021 Annual Meeting of Stockholders that was to be held on May 20, 2021 (the “2021 Stockholder Meeting”) seeking stockholder approval of issuance of shares under the Performance Share Unit Award (the “CEO Performance Award”) granted to David L. Fischel, the Company’s chief executive officer. The complaint sought various remedies, including a preliminary injunction seeking to enjoin the vote at the 2021 Stockholder Meeting to approve the issuance of shares for the CEO Performance Award. Following discussions with the plaintiff’s counsel and the Delaware Chancery Court, the parties agreed to an expedited discovery and briefing schedule, with the Chancery Court scheduled to hear arguments on the plaintiff’s motion for a preliminary injunction on May 18, 2021.

Although the Company believed that the claims were wholly without merit and that no further disclosure was required to supplement the Proxy Statement under applicable law, the Company filed a supplement to the Proxy Statement on May 10, 2021 addressing the alleged disclosure claims in order to eliminate the burden, expense, and uncertainties inherent in such litigation, and without admitting any liability or wrongdoing. On May 12, 2021, the plaintiff withdrew the motion for a preliminary injunction and voluntarily dismissed the motion, reserving the right to apply for an award of attorneys’ fees and reimbursement of expenses. The court approved the motion to dismiss on May 21, 2021.

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

As described in Note 9 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q, on February 23, 2021, the Company`s Board of Directors, upon recommendation of the Compensation Committee, approved the grant of the Performance Share Unit Award (“CEO Performance Award”) pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement”), to David L. Fischel, the Company’s Chief Executive Officer. Under the terms of the PSU Agreement, we will incur significant additional stock-based compensation expense over the term of the award regardless of whether or not any of the milestones are achieved as the probability of meeting the ten market capitalization milestones is not considered in determining the timing of expense recognition. The expense will be recognized on an accelerated basis through 2030. Total stock-based compensation recorded as operating expense for the CEO Performance Award was $2.5 million for the six months ended June 30, 2021. As of June 30, 2021, the Company had approximately $54.9 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award if Mr. Fischel continues to serve as CEO, or in a similar capacity, through 2030. This additional stock-based compensation expense, incurred regardless of whether or not any milestones are achieved, increases the difficulty for the Company to achieve a profitable position as measured by generally accepted accounting principles.

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

Under the terms of the CEO Performance Award, in the event of a change in control of the Company, the market capitalization formula will be modified to equal the total amount of consideration paid to all equity holders of the Company, with the number of shares to be issued pursuant to the CEO Performance Grant giving effect to such valuation. For all valuations above $1.0 billion in connection with a change in control, partial credit for the next following tranche shall be allocated pro rata based on the market capitalization in such change in control. Any vested shares upon such a change in control will vest and be paid at the time of the consummation of the change in control, and the service component of the CEO Performance Award will otherwise be disregarded. These terms may discourage potential business partners from pursuing a merger or acquisition, even if the merger or acquisition would be viewed favorably by, or be beneficial to, our other stockholders.

We are highly dependent on the services of Mr. Fischel, and our compensation package, including the CEO Performance Award, may fail to retain him.

Since assuming the role of CEO in February 2017, Mr. Fischel has revitalized the Company’s commercial capabilities, strengthened its financial position, and led the development of a robust innovation strategy, and stockholders have benefited substantially, with Stereotaxis’ stock appreciating approximately 10-fold. However, between February 2017 and December 2020, Mr. Fischel served as CEO without drawing a salary or any other form of cash or equity compensation for his work as CEO, and currently his only compensation is an annual salary of $60,000, which is substantially below market. While the Board believes that the CEO Performance Award provides substantial future benefit to all its stockholders and incentivizes Mr. Fischel to serve as CEO for the long term, there is no assurance that Mr. Fischel will continue as CEO.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on August 8, 2019.

3.5	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 11, 2021, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: August 12, 2021	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: August 12, 2021	By:	/s/ Kimberly R. Peery
Kimberly R. Peery Chief Financial Officer

