Form 10-Q
period 2021-09-30
Stereotaxis, Inc.
filed 2021-11-12
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

The number of outstanding shares of the registrant’s common stock on October 31, 2021 was 74,581,038.

Table of Contents

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,243,223	$43,939,512
Restricted cash - current	1,604,331	-
Compensating cash arrangement	251,548	250,620
Accounts receivable, net of allowance of $153,148 and $123,614 at 2021 and 2020, respectively	5,073,265	3,515,136
Inventories, net	3,854,572	3,295,457
Prepaid expenses and other current assets	2,383,673	1,716,014
Total current assets	53,410,612	52,716,739
Property and equipment, net	1,153,231	195,129
Restricted cash	700,000	-
Operating lease right-of-use assets	6,403,035	2,235,442
Other assets	253,416	308,515
Total assets	$61,920,294	$55,455,825

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$-	$1,185,058
Accounts payable	3,937,228	1,608,636
Accrued liabilities	2,562,390	3,209,235
Deferred revenue	6,688,239	5,282,770
Current portion of operating lease liabilities	654,611	2,287,487
Total current liabilities	13,842,468	13,573,186
Long-term debt	-	973,252
Long-term deferred revenue	1,793,298	548,915
Operating lease liabilities	5,911,757	-
Other liabilities	215,861	131,231
Total liabilities	21,763,384	15,226,584

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,387 and 22,513 shares outstanding at 2021 and 2020, respectively	5,583,768	5,605,323

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2021 and 2020	5,610	5,610

Common stock, par value $0.001; 300,000,000 shares authorized,74,579,198 and 73,694,203 shares issued at 2021 and 2020, respectively	74,579	73,694
Additional paid in capital	530,019,539	522,709,846
Treasury stock, 4,015 shares at 2021 and 2020	(205,999)	(205,999)
Accumulated deficit	(495,320,587)	(487,959,233)
Total stockholders’ equity	34,573,142	34,623,918
Total liabilities and stockholders’ equity	$61,920,294	$55,455,825

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Systems	$3,541,360	$2,953,005	$8,830,052	$2,965,774
Disposables, service and accessories	5,318,562	5,504,048	17,210,790	16,099,915
Sublease	246,530	246,530	739,590	739,590
Total revenue	9,106,452	8,703,583	26,780,432	19,805,279

Cost of revenue:
Systems	3,374,857	3,031,440	6,199,980	3,253,976
Disposables, service and accessories	750,507	747,285	2,558,414	2,068,085
Sublease	246,530	246,530	739,590	739,590
Total cost of revenue	4,371,894	4,025,255	9,497,984	6,061,651

Gross margin	4,734,558	4,678,328	17,282,448	13,743,628

Operating expenses:
Research and development	2,499,789	1,952,641	7,583,908	6,038,753
Sales and marketing	2,910,134	2,822,680	8,902,100	8,279,853
General and administrative	3,944,452	1,466,046	10,335,100	4,962,227
Total operating expenses	9,354,375	6,241,367	26,821,108	19,280,833
Operating loss	(4,619,817)	(1,563,039)	(9,538,660)	(5,537,205)

Interest (expense) income, net	1,258	(9,933)	(5,585)	71,596
Gain on extinguishment of debt	-	-	2,182,891	-
Net loss	$(4,618,559)	$(1,572,972)	$(7,361,354)	$(5,465,609)

Cumulative dividend on Series A convertible preferred stock	(338,718)	(343,101)	(1,006,466)	(1,028,950)
Loss attributable to common stockholders	$(4,957,277)	$(1,916,073)	$(8,367,820)	$(6,494,559)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.03)	$(0.11)	$(0.09)
Diluted	$(0.07)	$(0.03)	$(0.11)	$(0.09)

Weighted average number of common shares and equivalents:
Basic	75,700,389	74,488,771	75,476,381	72,004,956
Diluted	75,700,389	74,488,771	75,476,381	72,004,956

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2020

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at June 30, 2020	22,813	$5,682,141	5,610,121	$5,610	73,030,824	$73,031	$521,013,702	$(205,999)	$(485,205,411)	$35,680,933
Issuance of common stock					40,953	41	46,508			46,549
Share-based compensation					30,750	31	755,682			755,713
Components of net loss									(1,572,972)	(1,572,972)
Employee stock purchase plan					6,154	6	26,087			26,093
Preferred stock conversion	(300)	(76,818)			569,525	569	76,249			76,818
Balance at September 30, 2020	22,513	$5,605,323	5,610,121	$5,610	73,678,206	$73,678	$521,918,228	$(205,999)	$(486,778,383)	$35,013,134

Three Months Ended September 30, 2021

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at June 30, 2021	22,407	$5,578,181	5,610,121	$5,610	74,428,865	$74,429	$527,294,470	$(205,999)	$(490,702,028)	$36,466,482
Issuance of common stock					54,146	54	106,648			106,702
Share-based compensation					53,454	53	2,597,012			2,597,065
Components of net loss									(4,618,559)	(4,618,559)
Employee stock purchase plan					2,952	3	27,036			27,039
Preferred stock conversion	(20)	5,587			39,781	40	(5,627)			(5,587)
Balance at September 30, 2021	22,387	$5,583,768	5,610,121	$5,610	74,579,198	$74,579	$530,019,539	$(205,999)	$(495,320,587)	$34,573,142

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2020

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2019	23,110	$5,758,190	5,610,121	$5,610	68,529,623	$68,530	$504,211,040	$(205,999)	$(481,312,774)	$22,766,407
Issuance of common stock and warrants					3,856,045	3,856	15,051,062			15,054,918
Share-based compensation					147,739	148	2,413,286			2,413,434
Components of net loss									(5,465,609)	(5,465,609)
Employee stock purchase plan					23,989	24	91,093			91,117
Preferred stock conversion	(597)	(152,867)			1,120,810	1,120	151,747			152,867
Balance at September 30, 2020	22,513	$5,605,323	5,610,121	$5,610	73,678,206	$73,678	$521,918,228	$(205,999)	$(486,778,383)	$35,013,134

Nine Months Ended September 30, 2021

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2020	22,513	$5,605,323	5,610,121	$5,610	73,694,203	$73,694	$522,709,846	$(205,999)	$(487,959,233)	$34,623,918
Issuance of common stock					298,730	300	446,088			446,388
Share-based compensation					325,954	325	6,753,015			6,753,340
Components of net loss									(7,361,354)	(7,361,354)
Employee stock purchase plan					14,159	14	89,281			89,295
Preferred stock conversion	(126)	(21,555)			246,152	246	21,309			21,555
Balance at September 30, 2021	22,387	$5,583,768	5,610,121	$5,610	74,579,198	$74,579	$530,019,539	$(205,999)	$(495,320,587)	$34,573,142

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(7,361,354)	$(5,465,609)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	79,547	86,482
Non-cash lease expense	1,898,457	1,756,758
Share-based compensation	6,753,340	2,413,434
Gain on debt extinguishment	(2,182,891)	-
Non-cash interest	24,581	-
Changes in operating assets and liabilities:
Accounts receivable	(1,558,129)	(80,145)
Inventories	(559,115)	(998,521)
Prepaid expenses and other current assets	(667,659)	(303,870)
Compensating cash arrangement	(928)	(250,295)
Other assets	55,099	(38,566)
Accounts payable	2,328,592	(530,516)
Accrued liabilities	(646,845)	235,026
Deferred revenue	2,649,852	1,112,558
Operating lease liability	(1,787,169)	(1,756,471)
Other liabilities	84,630	-
Net cash used in operating activities	(889,992)	(3,819,735)
Cash flows from investing activities
Purchase of property and equipment	(1,037,649)	(70,896)
Net cash used in investing activities	(1,037,649)	(70,896)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loan	-	2,158,310
Proceeds from issuance of stock, net of issuance costs	535,683	15,146,035
Net cash provided by financing activities	535,683	17,304,345
Net (decrease) increase in cash and cash equivalents	(1,391,958)	13,413,714
Cash and cash equivalents at beginning of period	43,939,512	30,182,115
Cash and cash equivalents at end of period	$42,547,554	$43,595,829

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of September 30th:
Cash and cash equivalents	$40,243,223	$43,595,829
Restricted cash - current	1,604,331	-
Restricted cash	700,000	-
Total cash, cash equivalents, and restricted cash	$42,547,554	$43,595,829

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for future operating periods.

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

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $2.3 million at September 30, 2021. No cash was restricted at December 31, 2020.

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

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds which totaled $2.3 million and $1.4 million as of September 30, 2021 and December 31, 2020, respectively. The financial assets consisting of cash equivalents invested in money market funds are classified as Level 2 as described above and total interest income recorded for these investments was insignificant for the nine months ended September 30, 2021. As of September 30, 2021, the Company did not have any financial liabilities valued at fair value on a recurring basis. As of September 30, 2020, the Company did not have any financial assets or liabilities valued at fair value on a recurring basis.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were $0.2 million and less than $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. Revenue from system delivery and installation represented 33% and less than 15% of revenue for the nine months ended September 30, 2021 and 2020, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the nine months ended September 30, 2021 and 2020. Disposable revenue represented 23% and 27% of revenue for the nine months ended September 30, 2021 and 2020, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 7% and 8% of revenue for the nine-month periods ended September 30, 2021 and 2020, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 34% and 46% of revenue for the nine months ended September 30, 2021 and 2020, respectively.

Sublease Revenue:

A portion of our principal executive office is subleased to a third party through 2021. In accordance with Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), the Company records sublease income as revenue. Sublease revenue represented 3% and 4% of revenue for the nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30		Nine Months Ended September 30,
	2021	2020	2021	2020
Systems	$3,541,360	$2,953,005	$8,830,052	$2,965,774
Disposables, service and accessories	5,318,562	5,504,048	17,210,790	16,099,915
Sublease	246,530	246,530	739,590	739,590
Total revenue	$9,106,452	$8,703,583	$26,780,432	$19,805,279

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $6.5 million as of September 30, 2021. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	September 30, 2021	December 31, 2020
Contract Assets - unbilled receivables	$444,277	$284,415

Customer deposits	$1,400,000	$-
Product shipped, revenue deferred	1,348,458	645,200
Deferred service and license fees	5,733,079	5,186,485
Total deferred revenue	$8,481,537	$5,831,685
Less: Long-term deferred revenue	(1,793,298)	(548,915)
Total current deferred revenue	$6,688,239	$5,282,770

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

Revenue recognized for the nine months ended September 30, 2021 and 2020, that was included in the deferred revenue balance at the beginning of each reporting period was $4.8 million and $4.7 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.2 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Restricted shares and units are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(4,618,559)	$(1,572,972)	$(7,361,354)	$(5,465,609)
Cumulative dividend on Series A Convertible Preferred Stock	(338,718)	(343,101)	(1,006,466)	(1,028,950)
Net loss attributable to common stockholders	$(4,957,277)	$(1,916,073)	$(8,367,820)	$(6,494,559)

Weighted average number of common shares and equivalents:	75,700,389	74,488,771	75,476,381	72,004,956
Basic EPS	$(0.07)	$(0.03)	$(0.11)	$(0.09)
Diluted EPS	$(0.07)	$(0.03)	$(0.11)	$(0.09)

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

As of September 30, 2021, the Company had 2,842,490 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $4.10 per share, 44,785,320 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, 5,610,121 shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 1,164,723 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding and all warrants were expired as of September 30, 2021.

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

3. Inventories

Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$3,265,351	$2,950,912
Work in process	847,847	433,026
Finished goods	2,170,998	2,987,039
Reserve for excess and obsolescence	(2,429,624)	(3,075,520)
Total inventory	$3,854,572	$3,295,457

The reserve for excess and obsolescence primarily includes Niobe Systems and related raw materials and spare parts.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	September 30, 2021	December 31, 2020
Prepaid expenses	$1,154,731	$754,062
Prepaid commissions	212,317	271,174
Deposits	1,167,013	855,970
Other assets	103,028	143,323
Total prepaid expenses and other assets	2,637,089	2,024,529
Less: Noncurrent prepaid expenses and other assets	(253,416)	(308,515)
Total current prepaid expenses and other assets	$2,383,673	$1,716,014

5. Property and Equipment

Property and Equipment consist of the following:

	September 30, 2021	December 31, 2020
Equipment	$4,940,877	$6,488,984
Leasehold improvements	2,299,550	2,338,441
Construction in process	1,037,649	-
	8,278,076	8,827,425
Less: Accumulated depreciation	(7,124,845)	(8,632,296)
Net property and equipment	$1,153,231	$195,129

The company retired approximately $1.6 million of fully depreciated assets during the nine months ended September 30, 2021.

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

The Company leases its facilities under operating leases. In accordance with ASC 842, operating lease agreements are recognized on the balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability. These leases generally do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions. Many of our leases include both lease (i.e., fixed payments including rent, taxes, and insurance costs) and non-lease components (i.e., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. A portion of our existing principal executive office is subleased to a third party through 2021. The sublease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. In addition, the sublease does not contain contingent rent provisions nor are there options to extend or terminate the sublease.

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

On March 1, 2021, the Company entered into an office lease agreement (the “Lease”) with Globe Building Company (the “Landlord”), under which the Company will lease executive office space and manufacturing facilities of approximately 43,100 square feet of rentable space located at 710 N. Tucker Boulevard, St. Louis, Missouri (the “Premises”) that will serve as the Company’s new principal executive and administrative offices and manufacturing facility. Lease payments commence at the later of January 1, 2022 or the date on which the Company has received an occupancy permit, and the lease has a term of ten years, with two renewal options of five years each. The minimum annual rent under the terms of the Lease ranges from approximately $0.8 million in 2022 to $1.0 million in 2031. Upon receipt of an occupancy permit, the Company will relocate its current St. Louis, Missouri operations to the Premises in the new building.

The Company gained access to the Premises in the third quarter 2021 to begin constructing leasehold improvements. In accordance with ASC 842, the Company recorded a ROU asset and lease liability. The initial recognition of the ROU asset and lease liability was $5.9 million.

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. As of September 30, 2021, the weighted average discount rate for operating leases was 9.0% and the weighted average remaining lease term for operating lease term is 9.65 years.

The following table represents lease costs and other lease information.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Operating lease cost	$733,033	$585,588	$1,898,457	$1,756,758
Short-term lease cost	13,853	19,084	44,557	53,858
Sublease income	(246,530)	(246,530)	(739,590)	(739,590)
Total net lease cost	$500,356	$358,142	$1,203,424	$1,071,026

Cash paid within operating cash flows	$623,594	$634,918	$1,793,884	$1,860,165

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2021, excluding sublease income, were as follows:

September 30, 2021
2021	$595,665
2022	801,183
2023	870,782
2024	891,596
2025	912,410
2026 and thereafter	5,919,096
Total lease payments	$9,990,732
Less: Interest	(3,424,364)
Present value of lease liabilities	$6,566,368

The remaining undiscounted future cash flows to be received under the sublease are $0.3 million in 2021.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2021	December 31, 2020
Accrued salaries, bonus, and benefits	$1,399,703	$2,044,826
Accrued licenses and maintenance fees	483,879	483,879
Accrued warranties	267,647	157,615
Accrued taxes	195,529	172,744
Accrued professional services	121,305	138,359
Other	310,188	343,043
Total accrued liabilities	2,778,251	3,340,466
Less: Long term accrued liabilities	(215,861)	(131,231)
Total current accrued liabilities	$2,562,390	$3,209,235

8. Debt and Credit Facilities

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank, that matured on June 30, 2020 and was not renewed.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. In general, the loan could be forgiven as long as the funds were used for payroll related expenses as well as rent and utilities paid during the twenty-four-week period from the date of the loan and as long as certain headcount and salary/wage levels were maintained. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of approximately $2.2 million from the Bank on April 20, 2020. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the full proceeds from the PPP Loan primarily for payroll costs, rent and utilities. In March 2021, the Company applied for loan forgiveness and in June 2021, full loan forgiveness was granted by the SBA. The Company recognized a net gain from debt extinguishment of approximately $2.2 million.

In accordance with general accounting principles for fair value measurement, the Company’s debt was measured at fair value (Level 2), which approximated the carrying value of the debt as of December 31, 2020.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of September 30, 2021.

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

The remaining warrants issued in conjunction with the Series A Preferred Stock (the “SPA Warrants”) expired on September 29, 2021.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $4.3 million for the nine-month period ended September 30, 2021. As of September 30, 2021, the Company had approximately $53.1 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030.

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

On May 20, 2021, the shareholders approved an amendment to the Plan, which was previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under the amendment on May 20, 2021, the number of shares authorized for issuance under the Plan was increased by four million shares. At September 30, 2021, the Company had 4,918,872 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2021, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $5.8 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine-month period ended September 30, 2021 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2020	2,456,979	$0.74 - $35.20	$2.90
Granted	894,000	$6.96 - $9.87	$7.16
Exercised	(325,111)	$0.74 - $4.52	$1.98
Forfeited	(183,378)	$0.74 - $35.20	$6.69
Outstanding, September 30, 2021	2,842,490	$0.74 - $9.87	$4.10

A summary of the restricted stock unit activity for the nine-month period ended September 30, 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2020	1,112,473	$2.46
Granted	378,204	$7.18
Vested	(325,954)	$3.97
Forfeited	-	$-
Outstanding, September 30, 2021	1,164,723	$3.57

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2021:
Cash invested in money market accounts	$2,304,331	$—	$2,304,331	$—
Total assets at fair value	$2,304,331	$—	$2,304,331	$—
Assets at December 31, 2020:
Cash invested in money market accounts	$1,429,331	$—	$1,429,331	$—
Total assets at fair value	$1,429,331	$—	$1,429,331	$—

The Company did not have any financial liabilities valued at fair value on a recurring basis as of September 30, 2021 or December 31, 2020.

Level 1

The Company does not have any financial assets or liabilities classified as Level 1.

Level 2

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds in the amount of $2,304,331 and $1,429,331 at September 30, 2021 and December 31, 2020, respectively. These assets are classified as Level 2, as described above, and total interest income recorded for these investments was insignificant during the nine months ended September 30, 2021 and year ended December 31, 2020.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	September 30, 2021	December 31, 2020
Warranty accrual, beginning of the fiscal period	$157,615	$141,697
Accrual adjustment for product warranty	193,697	49,974
Payments made	(83,665)	(34,056)
Warranty accrual, end of the fiscal period	$267,647	$157,615

12. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

In February 2021, the Company entered into letters of credit to support commitments totaling approximately $1.3 million. The letters of credit are valid through 2022. In April 2021, the Company entered into a letter of credit pursuant to the Lease agreement totaling approximately $1.8 million to be delivered in four equal installments of which the first was delivered in April 2021 and the second was delivered in July 2021 for approximately $0.4 million each. The amount available under this letter of credit will automatically reduce by one fortieth at the end of each month during the lease term.

As discussed further in Part II, Item 1, in response to an April 29, 2021 punitive class action complaint, in August 2021, the Company agreed to pay $675,000 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claims in the matter. The Chancery Court has not been asked to review, and will pass no judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

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

During the third quarter of 2021, a resurgence of COVID and hospital staffing shortages depressed procedure volumes. Overall procedure volumes fell by approximately 9% as compared to the third quarter of 2020.

While travel restrictions and supply chain concerns remain in some areas, we are generally able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic.

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

Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and the outlook for 2021 depends on future developments, including but not limited to: the length and severity of the outbreak (including new strains, which may be more contagious, more severe or less responsive to treatment or vaccines), the effectiveness of containment actions, and the timing of vaccinations and achievement of herd immunity. The impact on local and/or global economies is uncertain, including ongoing risk of recession. Such economic disruptions, including a recession, could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending or redirect such spending to treatments related directly to the pandemic. To date, we have managed disruptions to our manufacturing operations and supply chains, but we cannot guarantee that such will not be interrupted further in the future. If our manufacturing operations or supply chains are interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. A material reduction or interruption to any of our manufacturing processes could have a material adverse effect on our business, operating results, and financial condition. Further, the COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could also significantly impact our sales and our ability to ship our products and supply our customers. Any of these events could negatively impact the number of procedures performed and the number of system placements and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were $0.2 million and less than $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the nine months ended September 30, 2021 and 2020.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.2 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

As disclosed in Note 9, on March 1, 2021, the Company entered into an office lease agreement (the “Lease”) with Globe Building Company (the “Landlord”), under which the Company will lease executive office space and manufacturing facilities of approximately 43,100 square feet of rentable space located at 710 N. Tucker Boulevard, St. Louis, Missouri (the “Premises”) that will serve as the Company’s new principal executive and administrative offices and manufacturing facility. Lease payments commence at the later of January 1, 2022 or the date on which the Company has received an occupancy permit, and the lease has a term of ten years, with two renewal options of five years each. The minimum annual rent under the terms of the Lease ranges from approximately $0.8 million in 2022 to $1.0 million in 2031. Upon receipt of an occupancy permit, the Company will relocate its current St. Louis, Missouri operations to the Premises in the new building.

The Company gained access to the Premises in the third quarter 2021 to begin constructing leasehold improvements. In accordance with ASC 842, the Company recorded a ROU asset and lease liability. The initial recognition of the ROU asset and lease liability was $5.9 million.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Restricted shares and units are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

For market-based awards, stock-based compensation expense is recognized over the minimum service period regardless of whether or not the market target is probable of being achieved. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

Shares purchased by employees under the 2009 Employee Stock Purchase Plan are considered to be non-compensatory.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue. Revenue increased from $8.7 million for the three months ended September 30, 2020, to $9.1 million for the three months ended September 30, 2021, an increase of 5%. Revenue from the sales of systems increased to $3.5 million for the three months ended September 30, 2021 from $3.0 million for the three months ended September 30, 2020. This increase is due to increased system sales in the current year period. Revenue from sales of disposable interventional devices, service, and accessories decreased to $5.3 million for the three months ended September 30, 2021, from $5.5 million for the three months ended September 30, 2020, a decrease of approximately 3%, driven by lower procedures and service revenue during the current year period. The Company recognized $0.2 million of sublease revenue for both the three-month periods ended September 30, 2021 and 2020.

Cost of Revenue. Cost of revenue increased from $4.0 million for the three months ended September 30, 2020, to $4.4 million for the three months ended September 30, 2021, an increase of approximately 9%. As a percentage of our total revenue, overall gross margin decreased to 52% for the three months ended September 30, 2021, from 54% for the three months ended September 30, 2020, primarily due to changes in product mix. Cost of revenue for systems sold increased to $3.4 million for the three months ended September 30, 2021, from $3.0 million for the three months ended September 30, 2020, driven by increased system sales volumes in the current year period. Gross margin for systems was less than negative $0.1 million for the three months ended September 30, 2020, compared to positive $0.2 million for the three months ended September 30, 2021. Cost of revenue for disposables, service, and accessories remained consistent for the three-month periods ended September 30, 2021 and 2020. Gross margin for disposables, service, and accessories was 86% for the three-month periods ended September 30, 2021 and 2020. Cost of sublease revenue was $0.2 million for both the three-month periods ended September 30, 2021 and 2020.

Research and Development Expenses. Research and development expenses increased from $2.0 million for the three months ended September 30, 2020, to $2.5 million for the three months ended September 30, 2021, an increase of approximately 28%. This increase was primarily due to higher project spending and measured hiring in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses increased from $2.8 million for the three months ended September 30, 2020 to $2.9 million for the three months ended September 30. 2021, an increase of approximately 3%. The increase was primarily due to increased sales and marketing activities as normal activities resume following the height of the pandemic.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased from $1.5 million for the three months ended September 30, 2020, to $3.9 million for the three months ended September 30, 2021, an increase of approximately 169%. This increase was primarily driven by higher stock-based compensation expense for the previously announced CEO Performance Award and higher professional service fees in the current year period.

Interest Income (Expense). Net interest income was less than $0.1 million for the three months ended September 30, 2021, and net interest expense was less than $0.1 million for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue. Revenue increased from $19.8 million for the nine months ended September 30, 2020 to $26.8 million for the nine months ended September 30, 2021, an increase of approximately 35%. Revenue from the sales of systems increased to $8.8 million for the nine months ended September 30, 2021 from $3.0 million for the nine months ended September 30, 2020. This increase is due to increased system sales in the current year period. Revenue from sales of disposable interventional devices, service and accessories increased to $17.2 million for the nine months ended September 30, 2021 from $16.1 million for the nine months ended September 30, 2020, an increase of approximately 7%, driven by higher procedure volumes as the Company recovers from the COVID pandemic. Sublease revenue was $0.7 million for both the nine-month periods ended September 30, 2021 and September 30, 2020.

Cost of Revenue. Cost of revenue increased from $6.1 million for the nine months ended September 30, 2020 to $9.5 million for the nine months ended September 30, 2021, an increase of approximately 57%. As a percentage of our total revenue, overall gross margin decreased to 65% for the nine months ended September 30, 2021 from 69% for the nine months ended September 30, 2020, primarily due to changes in product mix. Cost of revenue for systems sold increased from $3.3 million for the nine months ended September 30, 2020 to $6.2 million for the nine months ended September 30, 2021, driven by increased system sales volumes offset by reductions to excess and obsolescence reserves in the current year period. Gross margin for systems increased from negative $0.3 million for the nine months ended September 30, 2020 to positive $2.6 million for the nine months ended September 30, 2021. Cost of revenue for disposables, service, and accessories increased to $2.6 million for the nine months ended September 30, 2021 from $2.1 million for the nine months ended September 30, 2020, primarily due to increased disposable sales volumes and higher expenses incurred under service contracts in the current year period. Gross margin for disposables, service and accessories was 85% for the nine months ended September 30, 2021 compared to 87% for the nine months ended September 30, 2020. Cost of sublease revenue was $0.7 million for both the nine-month periods ended September 30, 2021 and September 30, 2020.

Research and Development Expenses. Research and development expenses increased from $6.0 million for the nine months ended September 30, 2020 to $7.6 million for the nine months ended September 30, 2021, an increase of approximately 26%. This increase was primarily due to higher project spending and measured hiring in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses increased from $8.3 million for the nine months ended September 30, 2020 to $8.9 million for the nine months ended September 30, 2021, an increase of approximately 8%. This increase was primarily due to increased sales and marketing activities as normal activities resume following the height of the pandemic as well as higher compensation related costs.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased to $10.3 million for the nine months ended September 30, 2021 from $5.0 million for the nine months ended September 30, 2020, an increase of approximately 108%. This increase was primarily driven by higher stock-based compensation expense for the previously announced CEO Performance Award and the appreciating stock price as well as higher professional service fees in the current year period.

Interest Income (Expense). Net interest expense was less than $0.1 million for the nine months ended September 30, 2021, and net interest income was approximately $0.1 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

At September 30, 2021 we had $42.8 million of cash and cash equivalents, inclusive of restricted cash and the compensating cash arrangement. We had working capital of $39.6 million as of September 30, 2021, compared to $39.1 million as of December 31, 2020.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flow used in operating activities	$(890)	$(3,820)
Cash flow used in investing activities	(1,038)	(71)
Cash flow provided by financing activities	536	17,304

Net cash used in operating activities. We used approximately $0.9 million and $3.8 million of cash for operating activities during the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash used in operating activities was driven by lower working capital requirements in the current year period.

Net cash used in investing activities. We used approximately $1.0 million and less than $0.1 million of cash during the nine months ended September 30, 2021 and 2020, respectively, for the purchase of equipment and design costs associated with our new facility.

Net cash provided by financing activities. We generated $0.5 million and $17.3 million of cash during the nine months ended September 30, 2021 and 2020, respectively. The cash generated in the current year period was driven by the proceeds from issuance of stock, net of issuance costs. The cash generated in the prior year period was driven by the net proceeds of $15.0 million received from the May 2020 Securities Purchase Agreement and $2.2 million of net proceeds received from the Paycheck Protection Program loan.

Capital Resources

As of September 30, 2021, the Company did not have any debt.

Revolving Line of Credit

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank that matured on June 30, 2020 and was not renewed.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. In general, the loan could be forgiven as long as the funds were used for payroll related expenses as well as rent and utilities paid during the twenty-four-week period from the date of the loan and as long as certain headcount and salary/wage levels were maintained. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of approximately $2.2 million from the Bank on April 20, 2020. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the full proceeds from the PPP Loan primarily for payroll costs, rent and utilities. In March 2021, the Company applied for loan forgiveness and in June 2021, full loan forgiveness was granted by the SBA. The Company recognized a net gain from debt extinguishment of approximately $2.2 million.

Common Stock

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of September 30, 2021.

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

The remaining warrants issued in conjunction with the Series A Preferred Stock (the “SPA Warrants”) expired on September 29, 2021.

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

As previously disclosed, on April 29, 2021, a putative class action complaint was filed in Delaware Chancery Court by Richard Barre, a purported shareholder, against Stereotaxis, Inc. (the “Company”) and its current directors, as defendants (the “Action”). The complaint alleged breaches of fiduciary duty against the defendants based on alleged disclosure deficiencies in the definitive proxy statement (the “Proxy Statement”) filed by the Company on April 9, 2021 relative to the vote at the Company’s 2021 Annual Meeting of Stockholders that was to be held on May 20, 2021 (the “2021 Stockholder Meeting”) seeking stockholder approval of issuance of shares under the Performance Share Unit Award (the “CEO Performance Award”) granted to David L. Fischel, the Company’s chief executive officer. The complaint sought various remedies, including a preliminary injunction seeking to enjoin the vote at the 2021 Stockholder Meeting to approve the issuance of shares for the CEO Performance Award.

Although the Company believed that the claims were wholly without merit and that no further disclosure was required to supplement the Proxy Statement under applicable law, as previously disclosed, the Company filed a supplement to the Proxy Statement on May 10, 2021 (the “Proxy Supplement”) addressing the alleged disclosure claims in order to eliminate the burden, expense, and uncertainties inherent in such litigation, and without admitting any liability or wrongdoing. On May 12, 2021, the plaintiff withdrew the motion for a preliminary injunction and voluntarily dismissed the Action, reserving the right to apply for an award of attorneys’ fees and reimbursement of expenses.

On May 21, 2021, the Chancery Court approved a stipulation under which the plaintiff voluntarily dismissed the Action with prejudice as to itself only, but without prejudice as to any other putative class member. The Chancery Court retained jurisdiction solely for the purpose of adjudicating the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the supplemental disclosures included in the Proxy Supplement.

The Company subsequently agreed to pay $675,000 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the Action. The Chancery Court has not been asked to review, and will pass no judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

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

As described in Note 9 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q, on February 23, 2021, the Company`s Board of Directors, upon recommendation of the Compensation Committee, approved the grant of the Performance Share Unit Award (“CEO Performance Award”) pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement”), to David L. Fischel, the Company’s Chief Executive Officer. Under the terms of the PSU Agreement, we will incur significant additional stock-based compensation expense over the term of the award regardless of whether or not any of the milestones are achieved as the probability of meeting the ten market capitalization milestones is not considered in determining the timing of expense recognition. The expense will be recognized on an accelerated basis through 2030. Total stock-based compensation recorded as operating expense for the CEO Performance Award was $4.3 million for the nine months ended September 30, 2021. As of September 30, 2021, the Company had approximately $53.1 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award if Mr. Fischel continues to serve as CEO, or in a similar capacity, through 2030. This additional stock-based compensation expense, incurred regardless of whether or not any milestones are achieved, increases the difficulty for the Company to achieve a profitable position as measured by generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on August 8, 2019.

3.5	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Summary of Non-Employee Director Compensation Program effective July 1, 2021, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: November 12, 2021	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: November 12, 2021	By:	/s/ Kimberly R. Peery
Kimberly R. Peery Chief Financial Officer

