Form 10-K
period 2021-12-31
Stereotaxis, Inc.
filed 2022-03-10
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-36159

STEREOTAXIS, INC.

(Exact name of the Registrant as Specified in its Charter)

delaware	94-3120386
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

710 North Tucker Boulevard, Suite 110

St. Louis, MO 63101

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NYSE American on June 30, 2021) was approximately $577.9 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2022 was 74,638,306.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

●	our business, operating, sales and marketing, and regulatory strategies;

●	our value proposition;

●	the impact of the coronavirus (“COVID-19”) pandemic and our responses to it;

●	our overall liquidity and our ability to fund operations;

●	our ability to convert backlog to revenue;

●	the ability of physicians to perform certain medical procedures with our products safely, effectively and efficiently;

●	the adoption of our products by hospitals and physicians;

●	the market opportunity for our products, including expected demand for our products;

●	the timing and prospects for regulatory approval of our additional disposable interventional devices;

●	the success of our business partnerships and strategic relationships;

●	our industry generally, and overall economic conditions;

●	our estimates regarding our capital requirements;

●	our plans for hiring additional personnel; and

●	any of our other plans, objectives, expectations and intentions contained in this annual report that are not historical facts.

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

OVERVIEW

Stereotaxis is a pioneer and global leader in surgical robotics for minimally invasive endovascular intervention. We design, manufacture and market robotic systems, instruments and information systems for the interventional laboratory. Our proprietary robotic technology, Robotic Magnetic Navigation, fundamentally transforms endovascular interventions using precise computer-controlled magnetic fields to directly control the tip of flexible interventional catheters or devices. Direct control of the tip of an interventional device, in contrast to all manual hand-held devices that are controlled from their handle, can improve the precision, stability, reach and safety of these devices during procedures.

Our primary clinical focus has been electrophysiology, specifically cardiac ablation procedures for the treatment of arrhythmias. Cardiac ablation has become a well-accepted therapy for arrhythmias and a multi-billion-dollar medical device market with expectations for substantial long-term growth. We have shared our aspiration and a product strategy to expand the clinical focus of our technology to several additional endovascular indications including coronary, neuro, and peripheral interventions.

There is substantial real-world evidence and clinical literature for Robotic Magnetic Navigation in electrophysiology. Hundreds of electrophysiologists at over one hundred hospitals globally have treated over 100,000 arrhythmia patients with our robotic technology. Clinical use of our technology has been documented in over 400 clinical publications. Robotic Magnetic Navigation is designed to enable physicians to complete more complex interventional procedures with greater success and safety by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied computer-controlled magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation. The more flexible atraumatic design of catheters driven using magnetic fields may reduce the risk of patient harm and other adverse events. Performing the procedure from a control cockpit enables physicians to complete procedures in a safe location protected from x-ray exposure, with greater ergonomics, and improved efficiency. We believe these benefits can be applicable in other endovascular indications where navigation through complex vasculature is often challenging or unsuccessful and generates significant x-ray exposure.

Our primary products include the Genesis RMN System, the Odyssey Solution, and other related devices. We also offer to our customers the Stereotaxis Imaging Model S x-ray System and other accessory devices.

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

The Odyssey Solution consolidates lab information onto one large integrated display, enabling physicians to view and control all the key information in the operating room. This is designed to improve lab layout and procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution that delivers synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training.

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

We have received regulatory clearances and registration necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. Our prior generation robotic magnetic navigation system, the Niobe System, and the Odyssey Solution, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. The Stereotaxis Imaging Model S x-ray System is CE marked and cleared by the FDA.

Not all products have and/or require regulatory clearance in all of the markets we serve. Please refer to “Regulatory Approval” in Item 1 for a description of the regulatory clearance, licensing, and/or approvals we currently have or are pursuing.

As of December 31, 2021, we had approximately $10.1 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. Of the December 31, 2021 backlog, we expect approximately 78% to be recognized as revenue over the course of 2022. We had backlog of approximately $6.9 million as of December 31, 2020. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation system can vary significantly from one reporting period to the next.

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic navigation system and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of integrated systems and devices and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

We were incorporated in Delaware in June, 1990 as Stereotaxis, Inc. Our principal executive offices are located at 710 North Tucker Boulevard, Suite 110, St. Louis, Missouri 63101, and our telephone number is (314) 678-6100.

THE STEREOTAXIS VALUE PROPOSITION

Although great strides have been made in manual interventional devices and techniques, significant challenges remain that reduce interventional productivity and limit both the number of complex procedures and the types of diseases that can be treated manually. These challenges primarily involve the inherent mechanical limitations of manual instrument control and the lack of integration of the information systems used by physicians in the interventional lab as well as a significant amount of training and experience required to ensure proficiency. As a result, many complex cases in electrophysiology are treated with palliative drug therapy, and many procedures are still performed as invasive surgeries rather than as minimally invasive endovascular interventions.

Our systems address the current challenges in the interventional lab by providing precise computerized control of the working tip of the interventional instrument and by integrating this control with the visualization technology and information systems used during electrophysiology and endovascular interventional procedures, on a cost-justified basis.

We believe that our technology can:

●	Improve patient outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices can lead to sub-optimal results in many procedures. Conversely, the precise control of multiple complex diagnostic and therapeutic devices by a single physician can lead to better outcomes for the patient. Precise instrument control is necessary for treating a number of cardiac and other endovascular conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. Maintaining this precision and contact can be very challenging, especially in the most complex procedures. For endovascular navigation, precise and safe navigation through complex vasculature may also have a significant impact on procedure outcomes, efficiency, and cost. We believe our robotic technology can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by affecting more precise and safe treatments once these sites are reached.

●	Expand the market by enabling minimally invasive endovascular intervention. Treatment of a number of major diseases, including ventricular tachycardia, atrial fibrillation, congenital heart diseases, stroke, peripheral vascular disease, and coronary vascular disease, is highly challenging using conventional wire and/or catheter-based techniques. These patients may therefore be referred to more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases interventionally. Because our robotic technology provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult diseases to be treated interventionally on a much broader scale than today.

●	Enhance patient and physician safety. The clinical value of our technology has been demonstrated in over 400 publications and in the real-world experience of more than 100,000 procedures. The clinical literature as well as other available data suggests meaningful reductions in major complications and patient exposure to radiation during procedures utilizing our robotic technology. This may be driven by the softer a-traumatic design of an interventional device navigated using magnetic fields. These safety benefits to patients are complemented by improved occupational safety for the physicians and nursing staff who are performing the procedures. Healthcare professionals face significant orthopedic and radiation exposure risks. Studies have documented that 49% of interventional cardiologists suffer orthopedic injury and 85% of brain tumors in these physicians present on the left side of the brain which is the side typically exposed to radiation when performing a manual procedure. Our robotic technology improves physician safety and reduces physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

●	Improve clinical workflow and information management. Complex ablation procedures involve several sources of information, which conventionally require a physician to mentally integrate and process large quantities of information from different sources in real time, often from separate user interfaces. Sources of information include real time x-ray and/or ultrasound images, real time location sensing systems providing the 3-D location of a catheter tip, pre-operative map of the electrical activity of the heart, real time recording of electrical activity of the heart, and temperature feedback from an ablation catheter. The Odyssey Solution improves clinical workflow and information management efficiency by integrating and synchronizing the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse and keyboard control.

●	Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Conventional interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that our robotic technology can reduce procedure times compared to manual procedures, especially in the most complex procedures such as the treatment of ventricular tachycardia. We believe the robotic magnetic navigation system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from robotics can result from decreased use of multiple catheters, high-end deflectable sheaths, and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

●	Improve physician skill levels in order to improve the efficacy of complex cardiology procedures. Training required for physicians to safely and effectively carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of physicians who are skilled in performing more complex procedures. We believe that our robotic technology can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventional physicians, with more standardized outcomes. In addition, interventional physicians can learn to use robotic systems in a relatively short period of time. The robotic magnetic navigation system can also be programmed to carry out sequences of complex navigation automatically further enhancing ease of use. We believe the Odyssey Solution can allow advanced training online thereby accelerating learning.

●	Help hospitals recruit physicians and attract patients. Due to the clinical benefits of our products, we believe hospitals will realize significant operational benefits when recruiting physicians to work in a safer procedure environment, while attracting patients who desire to have safer procedures that lead to better long-term outcomes.

PRODUCTS

Robotic Magnetic Navigation

Our proprietary robotic magnetic navigation systems (“RMN”) include the Genesis RMN and the prior generation Niobe Systems. These systems are designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. Our systems provide physicians with precise remote digital instrument control in combination with sophisticated image integration. It can be operated either from an adjacent room and outside the x-ray fluoroscopy field or beside the patient table, as in traditional interventional procedures. The RMN system allows the operator to navigate disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to deliver treatment by using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled by the working tip to arrive at its position in the blood vessels or chambers of the heart. This results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the device.

Through our arrangements with fluoroscopy system manufacturers and providers of catheters and electrophysiology mapping systems, we provide compatibility between the robotic magnetic navigation system and the visualization and information systems used during electrophysiology and endovascular procedures in order to provide the physician with a comprehensive information and instrument control system. In addition, we have integrated the robotic magnetic navigation system with 3D catheter location sensing technology to provide accurate real-time information as to the 3D location of the working tip of the instrument.

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

We also manufacture and market various disposable (the V-Loop, V-Sono, and V-CAS) components which can be manipulated by our Vdrive™ Robotic Navigation System a complimentary product that provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures. In addition, we also market and distribute other disposable and related devices that can be use with our robotic magnetic navigation systems.

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

FINANCIAL INFORMATION ABOUT CUSTOMERS

No single customer accounted for more than 10% of total revenue for the years ended December 31, 2021 and 2020. Revenue from customers in China accounted for $3.7 million, or 10% of total revenue for the year ended December 31, 2021 and revenue from customers in Finland accounted for $2.7 million, or 10%, of total revenue for the year ended December 31, 2020. No other single country, other than the U.S., accounted for more than 10% of total revenue for the years ended December 31, 2021 and 2020.

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

Electrophysiology

The rhythmic beating of the heart results from the transmission of electrical impulses. When these electrical impulses are mistimed or uncoordinated, the heart fails to function properly, resulting in symptoms that can range from fatigue to stroke or death. Over 5.0 million people in the U.S. currently suffer from abnormal heart rhythms, which are known as arrhythmias. The prevalence of arrhythmias is expected to continue to rise as the population ages, life expectancy increases, and lifestyle factors such as obesity become more prevalent. Arrhythmias are a major physical and economic burden and are associated with stroke, heart failure, and adverse symptoms causing patients to be motivated to seek treatment. The combination of symptoms, prevalence and comorbidities make arrhythmias a major economic factor in healthcare.

Drug therapies for arrhythmias often have limited efficacy, poor compliance, and side effects. Consequently, physicians have increasingly sought more permanent, non-pharmacological, solutions for arrhythmias. The most common interventional treatment for arrhythmias is an ablation procedure in which the diseased tissue giving rise to the arrhythmia is isolated or destroyed. Prior to performing an electrophysiology ablation, a physician typically performs a diagnostic procedure in which the electrical signal patterns of the heart wall are “mapped” to identify the heart tissue generating the aberrant electrical signals. Following the mapping, the physician may then use an ablation catheter to eliminate the aberrant signal or signal path, restoring the heart to its normal rhythm. These procedures may be performed separately but are more commonly performed at the same time.

We believe more than 5,000 interventional labs around the world are currently conducting over one million cardiac ablation procedures annually. The market has grown rapidly over the last decade with annualized procedure growth of approximately 10%.

We believe that Robotic Magnetic Navigation is particularly well-suited for these electrophysiology procedures which are time consuming, or which can only be performed by highly experienced physicians. These procedures include:

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

We believe that our system can address the current challenges in electrophysiology by permitting the physician to remotely navigate disposable interventional devices from a control room outside the x-ray field. Additionally, we believe that our system allows for more predictable and efficient navigation of these devices to the treatment site and enables catheter contact to be consistently maintained to efficiently apply energy on the wall of the beating heart. We also believe that our system will significantly lower the skill barriers required for physicians to perform complex electrophysiology procedures and, additionally, improve interventional lab efficiency and reduce disposable interventional device utilization.

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

Imaging

We have successfully integrated our robotic magnetic navigation system with digital fluoroscopy systems to provide advanced interventional lab visualization and instrument control through user-friendly computerized interfaces. The maintenance of these arrangements, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of integrated next generation systems and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

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

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties agreed to contribute to the resources required for their development. We are entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 7% and 8% of revenue for the years ended December 31, 2021 and 2020, respectively.

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

Our back-up technical support includes a combination of on-line, telephone and on-site technical assistance services 24 hours a day, seven days a week. We employ service and support engineers with networking and medical equipment expertise and outsource a portion of our installation and support services. We offer different levels of support to our customers, including basic hardware and software maintenance, extended product maintenance, and rapid response capability for both parts and service.

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

Our sales and marketing efforts include two important elements: (1) selling robotic magnetic systems, Odyssey Solutions, Stereotaxis Imaging Model S x-ray Systems, and Vdrive systems directly and through distributors; and (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service.

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

In countries outside the United States, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. In Europe, we believe that substantially all of the procedures, whether commercial or in clinical trials, conducted with the Niobe System have been reimbursed to date. In Japan, the Ministry of Health, Labor and Welfare (MHLW) has classified the Niobe System as a C2 medical device (the highest reimbursement category) and has established a “technical fee” of Japanese Yen 50,000 per procedure. In other foreign countries, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all.

See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

The proprietary nature of, and protection for, our products, processes and know-how are important to our business. We seek patent protection in the United States and internationally for our systems and other technology where available and when appropriate.

We have an extensive patent portfolio that we believe protects the fundamental scope of our technology and systems, including our robotic magnetic technology, navigational methods, mapping system and procedural workflows, 3D integration technology, and disposable interventional devices. As of December 31, 2021, we had 80 issued U.S. patents and 4 pending U.S. patent applications. In addition, we had 54 issued foreign patents and 15 pending foreign patent applications. The key patents that protect our technology and systems extend until 2028 and beyond.

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

We face competition from companies that are developing and marketing new products for use in electrophysiology. These products include next generation mapping systems and RF ablation devices with which our robotic magnetic navigation system is not currently compatible, as well as non-RF ablation devices including single-shot cryoablation devices and other new products, such as pulse field ablation, for use in other interventional therapies. Some of these products are marketed by companies that may have an established presence in the field of electrophysiology, including major imaging, capital equipment and disposables companies that are currently selling products in the interventional lab. In addition, we face competition from companies that currently market or are developing drugs, gene or cellular therapies to treat the conditions for which our products are intended.

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

U.S. Food and Drug Administration

Unless an exemption applies, each medical device we wish to commercially market in the United States will require 510(k) clearance, de novo approval, or pre-market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device, known as 510(k) clearance. Some low-risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, or life-supporting, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring pre-market approval, or PMA. The majority of our current products are Class II devices requiring 510(k) clearances. Biosense Webster’s compatible catheters used with our magnetic navigation system are Class III therapeutic devices and are subject to the PMA process.

If U.S. clinical data are needed to support clearance, approval or a marketing application for our devices, generally, an investigational device exemption, or IDE, is assembled and submitted to the FDA. The FDA reviews and must approve the IDE before the study can begin. In addition, the study must be approved by an Institutional Review Board covering each clinical site involved in the study. When all approvals are obtained, we initiate a clinical study to evaluate the device. Following completion of the study, we collect, analyze and present the data in an appropriate submission to the FDA (i.e., in support of a 510(k), de novo, or PMA).

When a 510(k) clearance is required, we must submit a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device, de novo approved device, or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of pre-market approval applications. To establish substantial equivalence, the applicant must show that the new device has the same intended use as the predicate device, and it either has the same technological characteristics or has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device. The FDA may require further information, including clinical trial results or product test data, to make a determination regarding substantial equivalence. The FDA’s 510(k) clearance process usually takes from four to 12 months but can take longer.

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

In addition, effective January 1, 2020, California passed the California Consumer Privacy Act (the “CCPA”), which is considered by many to be the most far-reaching data privacy law introduced in the US to date and which introduces new compliance burdens on many organizations doing business in California who collect Personal Information about California residents. The CCPA’s definition of Personal Information is very broad and specifically includes biometric information. The CCPA took effect in 2020 and will allow for significant fines by the state attorney general, as well as a private right of action from individuals in relation to certain security breaches. The enactment of the CCPA is prompting a wave of similar legislative developments in other US states and creating the potential for a patchwork of overlapping but different state laws. Additionally, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

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

As of December 31, 2021, we had 130 employees, 38 of whom were engaged directly in research and development, 52 in sales and marketing activities, 21 in manufacturing and service, and 19 in general administrative activities including finance, information systems, legal and general management. A significant majority of our employees are not covered by a collective bargaining agreement, and we consider our relationship with our employees to be positive. We also engage the services of independent contractors and consultants as needed for special or temporary projects or specific expertise.

As of December 31, 2021, our employees were based in 9 different countries around the world. Our global workforce consists of diverse, highly skilled talent at all levels.

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

Health, Safety, and Wellness

Employee safety and well-being is of utmost importance to us and has been of particular focus due to the COVID-19 pandemic. In response to the pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This included having a significant portion of our employee base work from home, while implementing additional safety measures for operation-critical development and manufacturing employees that worked on-site. In addition, despite the challenges and disruptions inflicted by COVID-19, we continued to support patients and physicians that rely on our technology, while protecting our sales and service employees, with the broad deployment of TeleRobotic support, leveraging proprietary connectivity technology to enable remote clinical and technical support of robotic electrophysiology practices.

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

RISK FACTORS SUMMARY

Risks Related to Our Business and Business Operations

●	We may not generate cash from operations or be able to raise the necessary capital to continue operations.

●	A pandemic, epidemic or outbreak of infectious disease could have an adverse effect our business, operating results or financial condition.
●	We may not be able to fund our business operations in the same manner as we have done historically if we do not improve the operating performance of the Company or raise additional capital.
●	Hospital decision-makers may not purchase our Robotic Magnetic Navigation Systems or related products or may think that such systems and products are too expensive.
●	If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.
●	We will likely experience long and variable sales and installation cycles, which could result in substantial fluctuations in our quarterly results of operations.
●	Physicians may not use our products if they do not believe they are safe, efficient and effective.
●	Our collaborations with fluoroscopy system manufacturers and providers of catheters and electrophysiology mapping systems or other parties may fail, or we may not be able to enter into additional collaborations in the future.
●	The complexity associated with selling, marketing, and distributing products could impair our ability to increase revenue.
●	Our marketing strategy is dependent on collaboration with physician “thought leaders.”
●	Physicians may not commit enough time to sufficiently learn our system.
●	Customers may choose to purchase competing products and not ours.
●	If the magnetic fields generated by our system are not compatible with, or interfere with, other widely used equipment in the interventional labs, sales of our products would be negatively affected.
●	The use of our products could result in product liability claims that could be expensive, divert management’s attention, and harm our reputation and business.
●	We have incurred substantial losses in the past and may not be profitable in the future.
●	Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.
●	Risks associated with international manufacturing and trade could negatively impact the availability and cost of our products because materials used to manufacture our magnets, one of our key system components, are sourced from overseas.
●	We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.
●	Our growth may place a significant strain on our resources, and if we fail to manage our growth, our ability to develop, market, and sell our products will be harmed.

Risks Relating to Technology and Intellectual Property Matters

●	The rate of technological innovation of our products might not keep pace with the rest of the market.
●	Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.
●	We may be unable to protect our technology from use by third parties.
●	Third parties may assert that we are infringing their intellectual property rights.
●	Expensive intellectual property litigation is frequent in the medical device industry.
●	We may not be able to maintain all the licenses or rights from third parties necessary for the development, manufacture, or marketing of new and existing products.
●	Our products and related technologies can be applied in different medical applications, and we may fail to focus on the most profitable areas.
●	We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.
●	Software errors or other defects may be discovered in our products.

Risks Relating to Regulatory and Legal Matters

●	If we or the parties in our strategic collaborations fail to obtain or maintain necessary FDA clearances or approvals for our medical device products, or if such clearances or approvals are delayed, we will be unable to continue to commercially distribute and market our products.
●	If our strategic collaborations elect not to or we fail to obtain regulatory approvals in other countries for products under development, we will not be able to commercialize these products in those countries.
●	We may fail to comply with continuing regulatory requirements of the FDA and other authorities and become subject to enforcement action, which may include substantial penalties.
●	Our suppliers, subcontractors, or we may fail to comply with the FDA quality system regulation or other quality standards.
●	If we fail to comply with health care regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
●	Healthcare policy changes, including the potential repeal or amendment of any existing legislation, may have a material adverse effect on us.
●	The application of state certificate of need regulations and compliance by our customers with federal and state licensing or other international requirements could substantially limit our ability to sell our products and grow our business.

●	Hospitals or physicians may be unable to obtain reimbursement from third-party payors for procedures using our products, or reimbursement for procedures may be insufficient to recoup the costs of purchasing our products.
●	Our costs could substantially increase if we receive a significant number of warranty claims or have other significant, uninsured liabilities.

Risks Related to Our Common Stock

●	Our principal stockholders continue to own a large percentage of our voting stock, and they have the ability to substantially influence matters requiring stockholder approval.
●	Future issuances of our securities could dilute current stockholders’ ownership.
●	We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
●	Our certificate of incorporation and bylaws, Delaware law, and one of our collaboration agreements contain provisions that could discourage a takeover.
●	Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
●	Our future operating results may be below securities analysts’ or investors’ expectations, which could cause our stock price to decline.
●	We expect that the price of our common stock could fluctuate substantially, possibly resulting in class action securities litigation.
●	If we fail to continue to meet all applicable NYSE American Market requirements and the NYSE American determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, which would impair the value of your investment and ultimately harm our business by limiting our access to equity markets for capital raising.

Risks Related to the February 2021 CEO Performance Stock Unit Grant

●	We will incur significant additional stock-based compensation expense over the term of the CEO Performance Award regardless of whether or not any of the milestones are achieved.
●	Our stockholders may experience substantial dilution upon payout of shares under the CEO Performance Award.
●	Certain provisions in the PSU Agreement may discourage a change in control of the Company even if such a transaction would otherwise be beneficial to our stockholders.
●	We are highly dependent on the services of Mr. Fischel, and our compensation package, including the CEO Performance Award, may fail to retain him.

Summary of General Risk Factors

●	General economic conditions could materially adversely impact us.
●	We may lose key personnel or fail to attract and retain replacement or additional personnel.
●	We face currency and other risks associated with international operations.

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

As of the date of the filing of this Annual Report on Form 10-K, we believe our manufacturing operations and supply chains have been manageably impacted, but we cannot guarantee that they will not be impacted more severely in the future. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. Changes in economic conditions and supply chain constraints could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. We may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A material reduction or interruption to any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

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

We may not be able to fund our business operations in the same manner as we have done historically if we do not improve the operating performance of the Company or raise additional capital.

The Company has sustained operating losses throughout its corporate history and expects that its 2022 operating expenses will exceed its 2022 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of our robotic magnetic navigation system as well as by new placements of capital systems. The Company’s plans for improving the liquidity conditions primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through debt or equity financing.

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

To achieve and grow sales, hospitals must purchase our products, and in particular, our robotic magnetic navigation system. The robotic magnetic navigation system is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision for the robotic magnetic navigation system based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the robotic magnetic navigation system is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. Although priced significantly below a robotic magnetic navigation system, the Odyssey Solution is still an expensive product. If hospitals do not widely adopt our systems, or if they decide that they are too expensive, we may never become profitable. Any failure to sell as many systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, liquidity position, and cash flow.

If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.

Our backlog, which consists of purchase orders and other commitments, is considered by some investors to be a significant indicator of future performance. Consequently, negative changes to this backlog or its failure to grow commensurate with expectations could negatively impact our future operating results or our share price. Our backlog includes those outstanding purchase orders and other commitments that management believes will result in recognition of revenue upon delivery or installation of our systems. We cannot assure you that we will recognize revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations or by project changes or delays. System installation is, by its nature, subject to the interventional lab construction or renovation process which comprises multiple stages, all of which are outside of our control. Although the actual installation of our robotic magnetic navigation system requires only a few weeks and can be accomplished by either our staff or by subcontractors, successful installation of our system can be subjected to delays related to the overall construction or renovation process. If we experience any failures or delays in completing the installation of these systems, our reputation would suffer and we may not be able to sell additional systems. We have experienced situations in which our purchase orders and other commitments did not result in recognizing revenue from placement of a system with a customer. In addition to construction delays, there are risks that an institution will attempt to cancel a purchase order as a result of subsequent project review by the institution or the departure from the institution of physicians or physician groups who have expressed an interest in purchasing our products.

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

We believe that physicians will not use our products unless they determine that our products provide a safe, effective and preferable alternative to interventional methods in general use today. If longer-term patient studies or clinical experience indicate that treatment with our system or products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from the use of these new products. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. If physicians do not use our products, we likely will not become profitable or generate sufficient cash to fund company operations going forward.

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

There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of integrated next generation systems and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

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

We have incurred substantial net losses since inception, including incurring an accumulated deficit of $498.7 million as of December 31, 2021, and we expect to incur losses into the future as we continue the commercialization of our products. Moreover, the extent of our future losses and the timing of profitability are highly uncertain. Although we have achieved operating profitability during certain quarters, we may not achieve profitable operations on an annual basis, and if we achieve profitable operations, we may not sustain or increase profitability on a quarterly or annual basis. If we require more time than we expect to generate significant revenue and achieve annual profitability, or if we are unable to sustain profitability once achieved, we may not be able to continue our operations. Our failure to achieve annual profitability or sustain profitability on an annual or quarterly basis could negatively impact the market price of our common stock. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

We depend on contract manufacturers to produce and assemble certain of the components of our systems and other products such as our electrophysiology catheter advancement device and other disposable devices. We also depend on various third-party suppliers for the magnets we use in our robotic magnetic navigation system and certain components of our Odyssey Solution. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our robotic magnetic navigation system and certain components of our Odyssey Solution, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

We purchase the permanent magnets for our robotic magnetic system from a manufacturer that uses material produced in Japan, and we anticipate that a certain amount of the production work for these magnets will be performed for this manufacturer in China. Given the complex relationships between China and the U.S., political, diplomatic, military, or other events could result in business disruptions, including increased regulatory enforcement against companies, tariffs, trade embargoes, and export restrictions relating to this production work. For example, in 2020, the U.S. government amended the Entity List rules to expand the requirement to obtain a license prior to the export of certain technologies. In addition, in 2020, a new U.S. regulation seeks to prohibit the U.S. government from contracting with companies who use the products or services of certain Chinese companies. While we believe that these regulations do not materially impact our business at this time, we cannot predict the impact that additional regulatory changes may have on our business in the future, which could adversely affect our business operations in China, or may otherwise limit our ability to offer our products and services in China and other parts of the world. In addition, our subcontractor may purchase magnets for our disposable interventional devices directly from a manufacturer in Japan. The relationships with these manufacturers and suppliers are generally on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. These vendors could discontinue sourcing or supplying these magnets at any time. If any of our significant vendors were to discontinue their relationship with us or with our subcontractor, or if the factories were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our supply of magnets as we transition our orders to new vendors or factories which could, in turn, cause a significant increase in price or a disruption of imports, including the imposition of import restrictions, could adversely affect our business, financial condition and results of operations. The flow of components from our vendors could also be adversely affected by financial or political instability or travel restrictions or bans in any of the countries in which the goods we purchase are manufactured, if the instability or restriction affects the production or export of product components from those countries. Trade restrictions in the form of tariffs or quotas, or both, could also affect the importation of those product components and could increase the cost and reduce the supply of products available to us. For example, the previous administration implemented, or was considering the imposition of, tariffs on certain foreign goods, and we cannot predict the ongoing status of tariffs or any further potential legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services, which could increase the cost of our products and the components and raw materials that go into making them. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services. In addition, decreases in the value of the U.S. dollar against foreign currencies, or significant price increase from these suppliers, could increase the cost of products we purchase from overseas vendors.

We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.

We subcontract all or part of the manufacture and assembly of components of our products and devices. The products we design may not satisfy all of the performance requirements of our customers and we may need to improve or modify the design or ask our subcontractors to modify their production process in order to do so. In addition, we, or our subcontractors, may experience quality problems, substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, our revenue may be impacted.

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

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cyber security measures (including employee and third-party training, use of user names and passwords for access to information technology systems, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, war or other military conflicts, natural disasters, or other catastrophic events. We have programs in place to detect, contain, and respond to data security incidents, and we continually make improvements to our networks and systems in order to minimize or eliminate vulnerabilities. However, because the techniques used to exploit systems change frequently and can be difficult to detect, we may not be able to prevent these intrusions or mitigate them when and if they occur. Additionally, we rely on some information technology networks and systems managed by third parties, and we rely on these third parties to deploy appropriate measures to protect their systems and networks. Vulnerabilities in their systems could compromise the security of our own infrastructure. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats has had a material impact on our business or operations.

We may be unable to protect our technology from use by third parties, which may allow them to compete with us and harm our business.

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

Third parties may assert that we are infringing their intellectual property rights, and any defense of such assertions may be unsuccessful and expensive, even if we are successful.

Successfully commercializing our products depends in part on not infringing patents held by third parties. It is possible that one or more of our products, including those that we have developed in conjunction with third parties, infringes existing patents. We may also be liable for patent infringement by third parties whose products we use or combine with our own and for which we have no right to indemnification. In addition, because patent applications are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware and which may later result in issued patents that our products infringe. Determining whether a product infringes a patent involves complex legal and factual issues and may not become clear until finally determined by a court in litigation. Our competitors may assert that our products infringe patents held by them. Moreover, as the number of competitors in our market grows the possibility of a patent infringement claim against us increases. If we were unsuccessful in obtaining a license or redesigning our products, we could be subject to litigation. If we lose in this kind of litigation, a court could require us to pay substantial damages or prohibit us from using technologies essential to our products covered by third-party patents. An inability to use technologies essential to our products would have a material adverse effect on our financial condition, results of operations and cash flow and could undermine our ability to continue our current business operations.

Expensive intellectual property litigation is frequent in the medical device industry and may cause to incur substantial expenses to defend.

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

Software errors or other defects may be discovered in our products and the resulting performance issues may damage our business and our reputation in the industry in which we operate.

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

As of December 31, 2021, we had 5.6 million shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 45.3 million shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock. Our Series A Convertible Preferred Stock bears dividends at a rate of six percent (6.0%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash, except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Convertible Preferred Stock. Instead, the value of the accrued dividends is added to the liquidation preference of the Series A Convertible Preferred Stock and will increase the number of shares of common stock issuable upon conversion, which will dilute the ownership of our common stockholders.

In addition, a significant number of shares of our common stock are subject to issuance under our existing stock incentive plans and we may request the ability to issue additional such securities. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. While we cannot predict the effect, if any, that future sales of debt, our common stock, other equity securities or securities exercisable for or convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock, it is likely that sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options and stock appreciation rights, the vesting of the CEO Performance Share Unit Award and restricted stock units, or the conversion of any convertible securities outstanding now or in the future, including the Series A and Series B Convertible Preferred Shares), will dilute the ownership of our existing stockholders and that the perception that such sales could occur, will adversely affect prevailing market prices for our common stock.

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

While our common stock is traded on the NYSE American Market, trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2021, our common stock traded between $4.31 and $10.30 per share, on trading volume ranging from approximately 93,800 to 4.5 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

As described in Note 9 of the accompanying notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K, on February 23, 2021, the Company`s Board of Directors, upon recommendation of the Compensation Committee, approved the grant of the Performance Share Unit Award (“CEO Performance Award”) pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement”), to David L. Fischel, the Company’s Chief Executive Officer. Under the terms of the PSU Agreement, we will incur significant additional stock-based compensation expense over the term of the award regardless of whether or not any of the milestones are achieved as the probability of meeting the ten market capitalization milestones is not considered in determining the timing of expense recognition. The expense will be recognized on an accelerated basis through 2030. Total stock-based compensation recorded as operating expense for the CEO Performance Award was $6.1 million for the year ended December 31, 2021. As of December 31, 2021, the Company had approximately $51.3 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award if Mr. Fischel continues to serve as CEO, or in a similar capacity, through 2030. This additional stock-based compensation expense, incurred regardless of whether or not any milestones are achieved, increases the difficulty for the Company to achieve a profitable position as measured by generally accepted accounting principles.

Our stockholders may experience substantial dilution upon payout of shares under the CEO Performance Award.

If Mr. Fischel achieves all the milestones specified in the CEO Performance Award, by increasing the Company’s market capitalization to $5.5 billion for the specified period, he will receive 13,000,000 shares of common stock subject to the vesting requirements in the agreement. If (i) all 13,000,000 shares of common stock subject to the PSU Agreement were to become fully vested, outstanding and held by Mr. Fischel; (ii) all other shares of common stock and stock units held by Mr. Fischel were fully vested and were outstanding; (iii) estimated dilution as a result of potential exercises or conversions from existing grants to employees and non-employee directors and the outstanding convertible preferred stock were to be considered; and (iv) there were no other dilutive events of any kind, Mr. Fischel would beneficially own approximately 10% of the outstanding shares of Stereotaxis common stock after the dilutive events described above and without considering the impact of any other potential future dilutive events or the potential sale of stock required to pay taxes upon the vesting of the restricted stock units.

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

Since assuming the role of CEO in February 2017, Mr. Fischel has revitalized the Company’s commercial capabilities, strengthened its financial position, and led the development of a robust innovation strategy, and stockholders have benefited substantially, with Stereotaxis’ stock appreciating substantially. However, between February 2017 and December 2020, Mr. Fischel served as CEO without drawing a salary or any other form of cash or equity compensation for his work as CEO, and currently his only compensation is an annual salary of $60,000, which is substantially below market. While the Board believes that the CEO Performance Award provides substantial future benefit to all its stockholders and incentivizes Mr. Fischel to serve as CEO for the long term, there is no assurance that Mr. Fischel will continue as CEO.

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

We intend to continue to devote significant efforts to marketing our systems and products outside of the U.S. This strategy will expose us to numerous risks associated with international operations, which could adversely affect our results of operations and financial condition, including the following:

●	currency fluctuations that could impact the demand for our products or result in currency exchange losses;
●	export restrictions, tariff and trade regulations and foreign tax laws;
●	customs duties, export quotas or other trade restrictions;
●	travel restrictions or bans;
●	economic and political instability;
●	war or other military conflicts, such as the current hostilities between Russia and Ukraine, and any related impact on macroeconomic conditions as a result of such conflict; and
●	shipping delays.

In addition, contracts may be difficult to enforce and receivables may be difficult to collect through a foreign country’s legal system.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2021 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

On March 1, 2021, the Company entered into an office lease agreement (the “Lease”) with Globe Building Company (the “Landlord”), under which the Company will lease executive office space and manufacturing facilities of approximately 43,100 square feet of rentable space located at 710 N. Tucker Boulevard, St. Louis, Missouri (the “Premises”) that will serve as the Company’s new principal executive and administrative offices and manufacturing facility. Lease payments commenced January 1, 2022 and the lease has a term of ten years, with two renewal options of five years each. The new lease space includes approximately 23,000 square feet of office space and 20,100 square feet of demonstration and assembly space. The Company gained access to the Premises in the third quarter 2021 to begin constructing leasehold improvements. In the fourth quarter of 2021, the Company received an occupancy permit and relocated its operations to the new leased space.

The Company’s previous primary facilities were also located in St. Louis, Missouri and the Company leased approximately 52,000 square feet of office space and 12,000 square feet of demonstration and assembly space under a lease agreement that ended December 31, 2021.

In August 2016, the Company entered into an agreement to sublease approximately 11,000 square feet of office space immediately and an additional 16,000 square feet of office space beginning in January of 2017. The sublease ended December 31, 2021.

We lease approximately 2,200 square feet of office space in Maple Grove, Minnesota, under a lease agreement through October 31, 2023, and have leased office space in Amsterdam, The Netherlands through August 31, 2022. In addition, we lease an office space in Beijing, China under a lease agreement through November 29, 2023.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved from time to time in various lawsuits and claims arising in the normal course of business. Although the outcomes of these lawsuits and claims are uncertain, the Company does not believe any of them are likely to have a material adverse effect on our business, financial condition or results of operations.

As previously disclosed, on April 29, 2021, a putative class action complaint was filed in Delaware Chancery Court by Richard Barre, a purported shareholder, against the Company and its current directors, as defendants (the “Action”). The complaint alleged breaches of fiduciary duty against the defendants based on alleged disclosure deficiencies in the definitive proxy statement (the “Proxy Statement”) filed by the Company on April 9, 2021 relative to the vote at the Company’s 2021 Annual Meeting of Stockholders that was to be held on May 20, 2021 (the “2021 Stockholder Meeting”) seeking stockholder approval of issuance of shares under the Performance Share Unit Award (the “CEO Performance Award”) granted to David L. Fischel, the Company’s chief executive officer. The complaint sought various remedies, including a preliminary injunction seeking to enjoin the vote at the 2021 Stockholder Meeting to approve the issuance of shares for the CEO Performance Award.

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

The Company subsequently agreed to pay $675,000 to the plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the Action. The Chancery Court has not been asked to review, and will pass no judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

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

As of February 28, 2022, there were approximately 417 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, our industry generally, overall economic conditions, our financial condition, liquidity and capital resources, our results of operations, and the impact of the ongoing coronavirus (“COVID-19”) pandemic and our responses to it. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Stereotaxis is a pioneer and global leader in surgical robotics for minimally invasive endovascular intervention. We design, manufacture and market robotic systems, instruments and information systems for the interventional laboratory. Our proprietary robotic technology, Robotic Magnetic Navigation, fundamentally transforms endovascular interventions using precise computer-controlled magnetic fields to directly control the tip of flexible interventional catheters or devices. Direct control of the tip of an interventional device, in contrast to all manual hand-held devices that are controlled from their handle, can improve the precision, stability, reach and safety of these devices during procedures.

Our primary clinical focus has been electrophysiology, specifically cardiac ablation procedures for the treatment of arrhythmias. Cardiac ablation has become a well-accepted therapy for arrhythmias and a multi-billion-dollar medical device market with expectations for substantial long-term growth. We have shared our aspiration and a product strategy to expand the clinical focus of our technology to several additional endovascular indications including coronary, neuro, and peripheral interventions.

There is substantial real-world evidence and clinical literature for Robotic Magnetic Navigation in electrophysiology. Hundreds of electrophysiologists at over one hundred hospitals globally have treated over 100,000 arrhythmia patients with our robotic technology. Clinical use of our technology has been documented in over 400 clinical publications. Robotic Magnetic Navigation is designed to enable physicians to complete more complex interventional procedures with greater success and safety by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied computer-controlled magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation. The more flexible atraumatic design of catheters driven using magnetic fields may reduce the risk of patient harm and other adverse events. Performing the procedure from a control cockpit enables physicians to complete procedures in a safe location protected from x-ray exposure, with greater ergonomics, and improved efficiency. We believe these benefits can be applicable in other endovascular indications where navigation through complex vasculature is often challenging or unsuccessful and generates significant x-ray exposure.

Our primary products include the Genesis RMN System, the Odyssey Solution, and other related devices. We also offer to our customers the Stereotaxis Imaging Model S x-ray System and other accessory devices.

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

The Odyssey Solution consolidates lab information onto one large integrated display, enabling physicians to view and control all the key information in the operating room. This is designed to improve lab layout and procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution that delivers synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training.

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

We have received regulatory clearances and registration necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. Our prior generation robotic magnetic navigation system, the Niobe System, and the Odyssey Solution, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. Stereotaxis Imaging Model S x-ray System is CE marked and cleared by the FDA.

Not all products have and/or require regulatory clearance in all of the markets we serve. Please refer to “Regulatory Approval” in Item 1 for a description of the regulatory clearance, licensing, and/or approvals we currently have or are pursuing.

As of December 31, 2021, we had approximately $10.1 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. Of the December 31, 2021 backlog, we expect approximately 78% to be recognized as revenue over the course of 2022. We had backlog of approximately $6.9 million as of December 31, 2020. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation system can vary significantly from one reporting period to the next.

We have strategic relationships with technology leaders in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic navigation system and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of integrated systems and devices and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

COVID-19 Pandemic

Prior to the spread of COVID-19, we were experiencing procedure trends consistent with the fourth quarter of 2019. We also saw strength in new capital orders. Beginning in January 2020, we saw a substantial reduction in robotic procedures in Asia Pacific, especially in China. By the height of the pandemic in that region, weekly procedures decreased to approximately 40% of the average rate experienced in the fourth quarter. As the COVID-19 pandemic subsided in China in March 2020, procedure volume began to recover and, by the end of the first quarter of 2020, we were seeing weekly procedures in the Asia Pacific region approach 70% of the fourth quarter average rates. Procedure disruption in other geographies was not significant until the middle of March 2020, when the worldwide impact of COVID-19 intensified. By the end of March, procedures in the U.S and Europe, which represent the majority of our procedures, declined to approximately 70% of the weekly procedure rate experienced in the fourth quarter of 2019. As the pandemic spread throughout the first quarter of 2020, various local restrictions on travel, mandatory closures, social distancing protocols and shelter-in-place orders negatively impacted our ability to complete installation and service activities, which resulted in declines in system and service revenue in the first quarter. Our supply-chain also experienced some impact as some suppliers struggled to source sub-components in February when most factories in China were seemingly closed. These issues were mostly alleviated by the end of the first quarter with the opening of the Chinese economy. During the first quarter, we also took proactive actions to reduce the risk that a prolonged future reduction in Chinese manufacturing might have on us. During the early portion of the second quarter, weekly procedures in the United States and Europe continued to decline, reaching approximately 40% of fourth quarter 2019 levels by the middle of April. In May, with the reopening of various regions, procedures in both geographies began to recover and by the end of June, procedures were approximating the level seen before the pandemic. During the second quarter of 2020, weekly procedure rates in Asia Pacific continued to improve, eventually reaching the pre-pandemic weekly procedure rate. During the third quarter of 2020, weekly procedures continued to recover and approached the levels seen before the pandemic. During the fourth quarter of 2020, periodic resurgence of COVID-19 caused hospitals and patients in some areas to again postpone procedures. Overall, weekly procedures during the fourth quarter remained generally consistent with the recovery seen in the third quarter.

During the first quarter of 2021, periodic resurgences of COVID-19 and the delayed rollout of vaccines in some geographies continued to impact our procedure volumes. Overall, procedure volumes improved slightly compared to the fourth quarter 2020 and were approximately 5% higher than the first quarter of 2020. While procedures in the Asia Pacific region had recovered to pre-pandemic levels, procedures in other geographies remained impacted with total procedures approximately 15% below those seen in the first quarter of 2019. During the second quarter of 2021, as the rollout of vaccines continued in the US and were varied in other geographies, overall procedure volumes for the second quarter 2021 remained fairly consistent with the first quarter of 2021 and were nearly 40% higher than the second quarter of 2020. During the third and fourth quarters of 2021, a resurgence of COVID and hospital staffing shortages depressed procedure volumes. Overall procedure volumes fell in the third quarter of 2021 by approximately 9% as compared to the third quarter of 2020 and overall procedure volumes in the fourth quarter of 2021 fell by approximately 8% as compared to the fourth quarter of 2020.

We have experienced some challenges and disruptions due to the pandemic such as worldwide supply chain disruptions, including shortages and inflationary pressures, and logistics delays which makes it difficult for us to source parts and ship our products. Our customers have also experienced similar supply chain issues as well as labor shortages, both of which have contributed to delayed hospital construction project timelines. While concerns remain, we are generally able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic.

Ongoing

Even with the rollout of effective vaccines, we do not expect all markets to recover at the same pace. The ongoing impact that the pandemic will have on our business will likely continue to vary by individual geography based on the extent of the outbreak in each area, the timing of vaccine distribution, specific governmental restrictions and the availability of testing capabilities, personal protective equipment, and hospital facilities, as well as decisions by our vendors, suppliers, customers and, ultimately, patients in response to the pandemic, none of which we are able to currently and accurately predict. While we cannot reliably estimate the depth or length of the impact, we continue to anticipate significant, periodic disruptions to our procedures volumes, service activities and system placements in 2022. In addition, we would expect that capital system orders will continue to experience some delay.

Capital markets and worldwide economies continue to be significantly impacted by the COVID-19 pandemic, and the outlook for 2022 depends on future developments, including but not limited to: the length and severity of ongoing outbreaks (including further new variants beyond Delta and Omicron, which may be more contagious, more severe or less responsive to treatment or vaccines), the effectiveness of containment actions, and the timing of vaccinations and achievement of herd immunity. The impact on local and/or global economies is uncertain, including ongoing risk of recession. Such economic disruptions, including a recession, could have a material adverse effect on our long-term business as hospitals continue to monitor and adjust capital and overall spending or redirect such spending to treatments related directly to the pandemic. To date, our manufacturing operations and supply chains have been manageably impacted, but we cannot guarantee that such will not be impacted further in the future. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. A material reduction or interruption to any of our manufacturing processes could have a material adverse effect on our business, operating results, and financial condition. Further, the COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, could also significantly impact our sales and our ability to ship our products and supply our customers. Any of these events could negatively impact the number of procedures performed and the number of system placements and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably typically over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were approximately $0.2 million and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively.

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

Sublease Revenue:

A portion of our principal executive office was subleased to a third party through 2021. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), the Company recorded sublease income as revenue.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.2 million and $0.3 million as of December 31, 2021 and 2020, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

As disclosed in Note 6, on March 1, 2021, the Company entered into an office lease agreement (the “Lease”) with Globe Building Company (the “Landlord”), under which the Company is leasing executive office space and manufacturing facilities of approximately 43,100 square feet of rentable space located at 710 N. Tucker Boulevard, St. Louis, Missouri (the “Premises”) that serves as the Company’s new principal executive and administrative offices and manufacturing facility. Lease payments commenced on January 1, 2022 and the lease has a term of ten years, with two renewal options of five years each. The minimum annual rent under the terms of the Lease ranges from approximately $0.8 million in 2022 to $1.0 million in 2031.

The Company gained access to the Premises in the third quarter 2021 to begin constructing leasehold improvements. In accordance with ASC 842, the Company recorded a ROU asset and lease liability. The initial recognition of the ROU asset and lease liability was $5.9 million. In the fourth quarter of 2021, the Company received an occupancy permit and relocated its operations to the new leased space.

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

Stock-based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option, non-qualified stock options, stock appreciation rights, and restricted share grants made to employees, directors, and third-party consultants at the fair value of the grants. For time-based awards, the fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares and units was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants and units is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which are generally earned over a period of six months. Stock compensation expense for performance-based restricted shares, if any, is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expenses related to grants to non-employees are re-measured quarterly through the vesting date. Compensation expense is recognized only for those options expected to vest, net of actual forfeitures. Estimates of the expected life of options have been based on the average of the vesting and expiration periods, which is the simplified method under general accounting principles for share-based payments. Estimates of volatility utilized in calculating stock-based compensation have been prepared based on historical data. Actual experience to date has been consistent with these estimates.

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

Valuation of Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out (FIFO) method, or its current net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete is based on expected future use. Excess manufacturing overhead costs attributable to idle facility expenses or abnormally low production volumes are excluded from inventory and recorded as an expense in the period incurred.

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

Results of Operations

Comparison of the Years ended December 31, 2021 and 2020

Revenue. Revenue increased from $26.6 million for the year ended December 31, 2020, to $35.0 million for the year ended December 31, 2021, an increase of approximately 32%. Revenue from sales of systems increased from $3.6 million for the year ended December 31, 2020, to $11.2 million for the year ended December 31, 2021, an increase of approximately 208%, driven by increased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service and accessories increased to $22.9 million for the year ended December 31, 2021, from $22.0 million for the year ended December 31, 2020, an increase of approximately 4%, driven by higher procedure volumes partially offset by slightly lower service revenue. Sublease revenue was $1.0 million for the years ended December 31, 2021 and 2020.

Cost of Revenue. Cost of revenue increased from $7.7 million for the year ended December 31, 2020, to $11.8 million for the year ended December 31, 2021, an increase of approximately 54%. As a percentage of our total revenue, overall gross margin decreased to 66% for the year ended December 31, 2021, from 71% for the year ended December 31, 2020 driven by changes in product mix. Cost of revenue for systems sold increased from $3.7 million for the year ended December 31, 2020 to $7.5 million for the year ended December 31, 2021, primarily due to increased system sales volumes in the current year period. Gross margin for systems increased from less than negative $0.1 million for the year ended December 31, 2020 to positive $3.6 million for the year ended December 31, 2021. Cost of revenue for disposables, service, and accessories increased to $3.3 million for the year ended December 31, 2021 from $3.0 million for year ended December 31, 2020 driven by increased disposable sales volumes and higher expenses incurred under service contracts in the current year period. Gross margin for disposables, service and accessories was 86% for the current year period compared to 87% for the year ended December 31, 2020. Cost of sublease revenue was $1.0 million for both the years ended December 31, 2021 and 2020.

Research and Development Expense. Research and development expense increased from $8.1 million for the year ended December 31, 2020, to $10.2 million for the year ended December 31, 2021, an increase of approximately 25%. This increase was primarily due to higher project spending and measured hiring in the current year period.

Sales and Marketing Expense. Sales and marketing expense increased from $11.2 million for the year ended December 31, 2020 to $11.9 million for the year ended December 31, 2021, an increase of approximately 7%. This increase was primarily due to increased sales and marketing activities as normal activities resume following the height of the pandemic as well as higher compensation related costs.

General and Administrative Expense. General and administrative expenses include finance, information systems, legal, and general management expenses. General and administrative expense increased from $6.4 million for the year ended December 31, 2020 to $14.0 million for the year ended December 31, 2021, an increase of approximately 120%. This increase was primarily driven by higher stock-based compensation expense for the previously announced CEO Performance Award and the appreciating stock price as well as higher professional service fees in the current year period.

Interest Income (Expense). Net interest expense was less than $0.1 million for the year ended December 31, 2021, and net interest income was less than $0.1 million for the year ended December 31. 2020.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2021, and December 31, 2020 to reflect these uncertainties. We may not be able to utilize all of these loss carryforwards prior to their expiration. As of December 31, 2021, we had gross federal net operating loss carryforwards of approximately $120.1 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $255.6 million and approximately $123.3 million of book/tax differences and expiration of unused carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year will expire between 2030 and 2037. The federal net operating loss generated during and beyond 2018 will be carried forward indefinitely as a result of changes in the tax law following the Tax Cuts and Jobs Act. As of December 31, 2021, we had gross state net operating loss carryforward of approximately $37.6 million which will expire at various dates between 2022 and 2041 if not utilized.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

As of December 31, 2021, our accumulated deficit was $498.7 million with cash and cash equivalents of $40.1 million, inclusive of restricted cash. Since inception, we have financed our operations primarily through cash generated by operations and proceeds from our debt and stock offerings.

Capital Resources

As of December 31, 2021, the Company did not have any debt.

Revolving Line of Credit

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank that matured on June 30, 2020 and was not renewed.

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. In general, the loan could be forgiven as long as the funds were used for payroll related expenses as well as rent and utilities paid during the twenty-four-week period from the date of the loan and as long as certain headcount and salary/wage levels were maintained. On April 10, 2020, the Company was informed by its lender, Midwest BankCentre (the “Bank”), that the Bank received approval from the SBA to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”). Per the terms of the PPP Loan, the Company received total proceeds of approximately $2.2 million from the Bank on April 20, 2020. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the full proceeds from the PPP Loan primarily for payroll costs, rent and utilities. In March 2021, the Company applied for loan forgiveness and in June 2021, full loan forgiveness was granted by the SBA. The Company recognized a net gain from debt extinguishment of approximately $2.2 million upon forgiveness.

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

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cash flow used in operating activities	$(2,946)	$(3,512)
Cash flow used in investing activities	(1,397)	(71)
Cash flow provided by financing activities	547	17,340

Net cash used in operating activities. We used approximately $2.9 million and $3.5 million of cash in operating activities during the years ended December 31, 2021 and 2020, respectively. The decrease in cash used in operating activities was driven by lower working capital requirements during the current year period.

Net cash used in investing activities. We used $1.4 million and less than $0.1 million of cash in investing activities during the years ended December 31, 2021 and 2020, respectively. The increase in cash used in investing activities was driven by the purchases of equipment and design and build-out costs associated with our new facility.

Net cash provided by financing activities. We generated approximately $0.5 million and 17.3 million of cash for the years ended December 31, 2021 and 2020, respectively. The cash generated in the current year period was driven by the proceeds from issuance of stock from exercises of stock options, net of issuance costs, and proceeds from our employee stock purchase program. The cash generated in the year ended December 31, 2020 was primarily driven by the net proceeds of $15.0 million received from the May 2020 Securities Purchase Agreement and $2.2 million of proceeds received from the Paycheck Protection Program loan.

At December 31, 2021, we had working capital of approximately $38.1 million, compared to a working capital of approximately $39.1 million at December 31, 2020. The decrease in working capital was primarily driven by the net loss incurred during the year ended December 31, 2021.

The Company had a working capital line of credit with its primary lender, Silicon Valley Bank that matured on June 30, 2020 and was not renewed.

Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program as well as cash received from past equity raises. The Company believes the cash and cash equivalents on hand as of December 31, 2021 will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date of the financial statements included in this Annual Report on Form 10-K, as well as for periods beyond that 12-month period. Our cash requirements depend on numerous factors, including success of clinical adoption within the installed base of robotic magnetic systems, new placements of capital systems, the resources we devote to developing and supporting our products, and other factors. We expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past equity raises and from our working capital. In the future, we may finance cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings or through distribution rights.

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

Financial Statements

All other schedules have been omitted because they are not applicable, or the required information is shown in the Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stereotaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How We Addressed the Matter in Our Audit	To test system revenue, our audit procedures included, among others, testing management’s identification of the performance obligations and the allocation of the transaction price to each performance obligation by performing an independent assessment of customer contracts and comparing our assessment to that of management. We also tested management’s estimated standalone selling prices for its identified performance obligations based on actual prices charged for similar products and services sold on a standalone basis. We also tested management’s assertion that control was transferred to the customer by inspecting documentation supporting the transfer of control on contracts.

Valuation of CEO Performance Award

Description of the Matter

As discussed in Note 9 to the consolidated financial statements, the Company granted to David L. Fischel, the Company’s Chief Executive Officer, a share-based compensation award, consisting of an aggregate of 13,000,000 performance share units of the Company’s common stock. The award vests in ten tranches based on whether certain market capitalization milestones are met. The Company estimated the grant date fair value of the award using the Monte Carlo simulation model and recognized stock-based compensation expense of $6.1 million for the year ended December 31, 2021 related to this award.

Auditing the Company’s valuation of the aforementioned award was challenging because of the subjective auditor judgment necessary in evaluating the propriety of the complex valuation methodologies and significant assumptions used in estimating the fair value of the award as of the grant date and estimating the vesting period of each tranche of the award. Such significant assumptions include volatility of the Company’s common stock price, risk free interest rate and grant term.

How We Addressed the Matter in Our Audit	To test the valuation award, our procedures included, among others, involving our internal valuation specialists and evaluating and testing the valuation methodologies and significant assumptions stated above. For example, we performed independent comparative calculations to estimate volatility of the Company’s common stock price and compared our estimates with those of the Company, assessed the appropriateness of the model utilized by the Company to calculate the grant term and correlated recognition of compensation expense.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
St. Louis, Missouri
March 10, 2022

STEREOTAXIS, INC.

BALANCE SHEET

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$38,738,591	$43,939,512
Restricted cash - current	454,268	-
Compensating cash arrangement	-	250,620
Accounts receivable, net of allowance of $179,913 and $123,614 at 2021 and 2020, respectively	5,405,860	3,515,136
Inventories, net	4,433,394	3,295,457
Prepaid expenses and other current assets	2,356,190	1,716,014
Total current assets	51,388,303	52,716,739
Property and equipment, net	2,631,891	195,129
Restricted cash	951,563	-
Operating lease right-of-use assets	5,734,775	2,235,442
Other assets	278,154	308,515
Total assets	$60,984,686	$55,455,825

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$-	$1,185,058
Accounts payable	4,188,471	1,608,636
Accrued liabilities	2,528,189	3,209,235
Deferred revenue	6,276,781	5,282,770
Current portion of operating lease liabilities	268,121	2,287,487
Total current liabilities	13,261,562	13,573,186
Long-term debt	-	973,252
Long-term deferred revenue	2,238,150	548,915
Operating lease liabilities	5,842,456	-
Other liabilities	218,582	131,231
Total liabilities	21,560,750	15,226,584

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,387 and 22,513 shares outstanding at 2021 and 2020, respectively	5,583,768	5,605,323

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2021 and 2020	5,610	5,610

Common stock, par value $0.001; 300,000,000 shares authorized, 74,618,240 and 73,694,203 shares issued at 2021 and 2020, respectively	74,618	73,694
Additional paid in capital	532,640,795	522,709,846
Treasury stock, 4,015 shares at 2021 and 2020	(205,999)	(205,999)
Accumulated deficit	(498,674,856)	(487,959,233)
Total stockholders’ equity	33,840,168	34,623,918
Total liabilities and stockholders’ equity	$60,984,686	$55,455,825

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
Revenue:
Systems	$11,167,676	$3,626,284
Disposables, service and accessories	22,867,066	22,017,631
Sublease	986,120	986,120
Total revenue	35,020,862	26,630,035

Cost of revenue:
Systems	7,526,575	3,715,416
Disposables, service and accessories	3,276,491	2,962,710
Sublease	986,120	986,120
Total cost of revenue	11,789,186	7,664,246

Gross margin	23,231,676	18,965,789

Operating expenses:
Research and development	10,198,553	8,136,914
Sales and marketing	11,948,068	11,178,325
General and administrative	13,973,498	6,364,365
Total operating expenses	36,120,119	25,679,604
Operating loss	(12,888,443)	(6,713,815)

Interest (expense) income, net	(10,071)	67,356
Gain on extinguishment of debt	2,182,891	-
Net loss	$(10,715,623)	$(6,646,459)

Cumulative dividend on Series A convertible preferred stock	(1,345,031)	(1,369,421)
Loss attributable to common stockholders	$(12,060,654)	$(8,015,880)

Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.11)
Diluted	$(0.16)	$(0.11)

Weighted average number of common shares and equivalents:
Basic	75,558,233	72,746,268
Diluted	75,558,233	72,746,268

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Year Ended December 31, 2020

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2019	23,110	$5,758,190	5,610,121	$5,610	68,529,623	$68,530	$504,211,040	$(205,999)	$(481,312,774)	$22,766,407
Issuance of common stock					3,863,314	3,863	15,057,950			15,061,813
Share-based compensation					147,989	149	3,169,199			3,169,348
Components of net loss									(6,646,459)	(6,646,459)
Employee stock purchase plan					32,467	32	119,910			119,942
Preferred stock conversion	(597)	(152,867)			1,120,810	1,120	151,747			152,867
Balance at December 31, 2020	22,513	$5,605,323	5,610,121	$5,610	73,694,203	$73,694	$522,709,846	$(205,999)	$(487,959,233)	$34,623,918

Year Ended December 31, 2021

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2020	22,513	$5,605,323	5,610,121	$5,610	73,694,203	$73,694	$522,709,846	$(205,999)	$(487,959,233)	$34,623,918
Issuance of common stock					332,232	333	429,473			429,806
Share-based compensation					325,954	325	9,362,582			9,362,907
Components of net loss									(10,715,623)	(10,715,623)
Employee stock purchase plan					19,699	20	117,585			117,605
Preferred stock conversion	(126)	(21,555)			246,152	246	21,309			21,555
Balance at December 31, 2021	22,387	$5,583,768	5,610,121	$5,610	74,618,240	$74,618	$532,640,795	$(205,999)	$(498,674,856)	$33,840,168

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(10,715,623)	$(6,646,459)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	105,653	126,211
Non-cash lease expense	2,706,651	2,340,428
Share-based compensation	9,362,907	3,169,348
Loss on asset disposal	170	-
Gain on debt extinguishment	(2,182,891)	-
Non-cash interest	24,581	-
Changes in operating assets and liabilities:
Accounts receivable	(1,890,724)	1,814,441
Inventories	(1,137,937)	(1,447,927)
Prepaid expenses and other current assets	(640,176)	(245,092)
Compensating cash arrangement	250,620	(250,620)
Other assets	30,361	(90,412)
Accounts payable	1,433,840	(490,461)
Accrued liabilities	(681,046)	488,131
Deferred revenue	2,683,246	184,972
Operating lease liability	(2,382,894)	(2,340,046)
Other liabilities	87,351	(124,286)
Net cash used in operating activities	(2,945,911)	(3,511,772)
Cash flows from investing activities
Purchase of property and equipment	(1,396,590)	(70,896)
Net cash used in investing activities	(1,396,590)	(70,896)
Cash flows from financing activities
Proceeds from Paycheck Protection Program loan	-	2,158,310
Proceeds from issuance of stock, net of issuance costs	547,411	15,181,755
Net cash provided by financing activities	547,411	17,340,065
Net (decrease) increase in cash and cash equivalents	(3,795,090)	13,757,397
Cash and cash equivalents at beginning of period	43,939,512	30,182,115
Cash and cash equivalents at end of period	$40,144,422	$43,939,512

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Purchases of property and equipment included in accounts payable	$1,145,995	$-

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of December 31st:
Cash and cash equivalents	$38,738,591	$43,939,512
Restricted cash - current	454,268	-
Restricted cash	951,563	-
Total cash, cash equivalents, and restricted cash	$40,144,422	$43,939,512

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

1. Description of Business

Stereotaxis designs, manufactures and markets robotic systems, instruments and information systems for the interventional laboratory. Our proprietary robotic technology, Robotic Magnetic Navigation, fundamentally transforms endovascular interventions using precise computer-controlled magnetic fields to directly control the tip of flexible interventional catheters or devices. Direct control of the tip of an interventional device, in contrast to all manual hand-held devices that are controlled from their handle, can improve the precision, stability, reach and safety of these devices during procedures.

Our primary clinical focus has been electrophysiology, specifically cardiac ablation procedures for the treatment of arrhythmias. Cardiac ablation has become a well-accepted therapy for arrhythmias and a multi-billion-dollar medical device market with expectations for substantial long-term growth. We have shared our aspiration and a product strategy to expand the clinical focus of our technology to several additional endovascular indications including coronary, neuro, and peripheral interventions.

There is substantial real-world evidence and clinical literature for Robotic Magnetic Navigation in electrophysiology. Hundreds of electrophysiologists at over one hundred hospitals globally have treated over 100,000 arrhythmia patients with our robotic technology. Clinical use of our technology has been documented in over 400 clinical publications. Robotic Magnetic Navigation is designed to enable physicians to complete more complex interventional procedures with greater success and safety by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied computer-controlled magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation. The more flexible atraumatic design of catheters driven using magnetic fields may reduce the risk of patient harm and other adverse events. Performing the procedure from a control cockpit enables physicians to complete procedures in a safe location protected from x-ray exposure, with greater ergonomics, and improved efficiency. We believe these benefits can be applicable in other endovascular indications where navigation through complex vasculature is often challenging or unsuccessful and generates significant x-ray exposure.

Our primary products include the Genesis RMN System, the Odyssey Solution, and other related devices. We also offer to our customers the Stereotaxis Imaging Model S x-ray System and other accessory devices.

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

The Odyssey Solution consolidates lab information onto one large integrated display, enabling physicians to view and control all the key information in the operating room. This is designed to improve lab layout and procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution that delivers synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training.

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

We have received regulatory clearances and registration approvals necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The Niobe System, Odyssey Solution, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. Stereotaxis Imaging Model S x-ray System is CE marked and FDA cleared.

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic navigation system and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of integrated systems and devices and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

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

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $1.4 million at December 31, 2021. No cash was restricted at December 31, 2020.

Compensating Cash Arrangement

In July 2020, the Company entered into a letter of credit to support a commitment of less than $0.3 million. As a condition of the letter of credit, the Company was required to maintain a $0.3 million compensating balance until the expiration of the letter of credit. The letter of credit expired in the fourth quarter of 2021.

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

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds which totaled $1.4 million as of December 31, 2021 and 2020. The financial assets consisting of cash equivalents invested in money market funds are classified as Level 2 as described above and total interest income recorded for these investments was insignificant for the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company did not have any financial liabilities valued at fair value on a recurring basis.

Inventory

The Company values its inventory at the lower of cost, as determined using the first-in, first-out (FIFO) method, or net realizable value. The Company periodically reviews its physical inventory and provides a reserve upon identification of potential excess or obsolete items. Excess manufacturing overhead costs attributable to idle facility expenses or abnormally low production volumes are excluded from inventory and recorded as an expense in the period incurred.

Property and Equipment

Property and equipment consist primarily of leasehold improvements, construction in process, computer, office, research and demonstration equipment, and equipment held for lease and are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives or life of the base lease term, ranging from three to ten years.

Long-Lived Assets

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value, which in most cases is estimated based upon Level 3 inputs.

Intangible Assets

Intangible assets consist of purchased technology and intellectual property rights valued at cost on the acquisition date and amortized over their estimated useful lives of 10-15 years. If facts and circumstances suggest that an intangible asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value, which in most cases is estimated based upon Level 3 inputs.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were approximately $0.2 million and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively. Revenue from system delivery and installation represented 32% and 14% of revenue for the years ended December 31, 2021 and 2020, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 24% and 28% of revenue for the years ended December 31, 2021 and 2020, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 7% and 8% of revenue for the years ended December 31, 2021 and 2020, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 34% and 46% of revenue for the years ended December 31, 2021 and 2020, respectively.

Sublease Revenue:

A portion of our principal executive office was subleased to a third party through 2021. In accordance with Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), the Company recorded sublease income as revenue. Sublease revenue represented 3% and 4% of revenue for the years ended December 31, 2021 and 2020, respectively. The sublease ended December 31, 2021.

	Year Ended December 31,
	2021	2020
Systems	$11,167,676	$3,626,284
Disposables, service and accessories	22,867,066	22,017,631
Sublease	986,120	986,120
Total revenue	$35,020,862	$26,630,035

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $10.1 million as of December 31, 2021. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities:

	December 31, 2021	December 31, 2020
Contract Assets - unbilled receivables	$178,354	$284,415

Customer deposits	$925,050	$-
Product shipped, revenue deferred	1,794,374	645,200
Deferred service and license fees	5,795,507	5,186,485
Total deferred revenue	$8,514,931	$5,831,685
Less: Long-term deferred revenue	(2,238,150)	(548,915)
Total current deferred revenue	$6,276,781	$5,282,770

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

Revenue recognized for the years ended December 31, 2021 and 2020, that was included in the deferred revenue balance at the beginning of each reporting period was $5.1 million and $5.0 million, respectively.

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.2 million and $0.3 million as of December 31, 2021 and 2020, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic relationships under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables as of December 31, 2021 or 2020 under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

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

Net Loss per Common Share

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

As of December 31, 2021, the Company had 2,818,012 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $4.10 per share, 45,306,189 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, 5,610,121 shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 1,164,723 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding for the period ended December 31, 2021.

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

No single customer accounted for more than 10% of total revenue for the years ended December 31, 2021 and 2020. Revenue from customers in China accounted for $3.7 million, or 10% of total revenue, for the year ended December 31, 2021. Revenue from customers in Finland accounted for $2.7 million, or 10%, of total revenue, for the year ended December 31, 2020. No other single country, other than the U.S. accounted for more than 10% of total revenue for the years ended December 31, 2021 and 2020.

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

3. Inventory

Inventory consists of the following:

	December 31, 2021	December 31, 2020
Raw materials	$3,641,785	$2,950,912
Work in process	133,576	433,026
Finished goods	2,822,808	2,987,039
Reserve for excess and obsolescence	(2,164,775)	(3,075,520)
Total inventory	$4,433,394	$3,295,457

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consist of the following:

	December 31, 2021	December 31, 2020
Prepaid expenses	$1,011,647	$754,062
Prepaid commissions	229,150	271,174
Deposits	1,276,080	855,970
Other assets	117,467	143,323
Total prepaid expenses and other assets	2,634,344	2,024,529
Less: Noncurrent prepaid expenses and other assets	(278,154)	(308,515)
Total current prepaid expenses and other assets	$2,356,190	$1,716,014

5. Property and Equipment

Property and equipment consist of the following:

	December 31, 2021	December 31, 2020
Equipment	$3,670,081	$6,488,984
Leasehold improvements	17,653	2,338,441
Construction in process	2,155,740	-
	5,843,474	8,827,425
Less: Accumulated depreciation	(3,211,583)	(8,632,296)
Net property and equipment	$2,631,891	$195,129

The Company retired approximately $5.5 million of fully depreciated assets during the year ended December 31, 2021. The Company had approximately $2.5 million of property and equipment additions during the year ended December 31, 2021 associated with the buildout of the new leased space in St. Louis, Missouri.

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

The Company leases its facilities under operating leases. In accordance with ASC 842, operating lease agreements are recognized on the balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability. These leases generally do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions. Many of our leases include both lease (i.e., fixed payments including rent, taxes, and insurance costs) and non-lease components (i.e., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. A portion of our existing principal executive office was subleased to a third party through 2021. The sublease did not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. In addition, the sublease did not contain contingent rent provisions nor were there options to extend or terminate the sublease. The sublease ended December 31, 2021.

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

On March 1, 2021, the Company entered into an office lease agreement (the “Lease”) with Globe Building Company (the “Landlord”), under which the Company will lease executive office space and manufacturing facilities of approximately 43,100 square feet of rentable space located at 710 N. Tucker Boulevard, St. Louis, Missouri (the “Premises”) that will serve as the Company’s new principal executive and administrative offices and manufacturing facility. Lease payments commenced on January 1, 2022, and the lease has a term of ten years, with two renewal options of five years each. The minimum annual rent under the terms of the Lease ranges from approximately $0.8 million in 2022 to $1.0 million in 2031. The Company gained access to the Premises in the third quarter 2021 to begin constructing leasehold improvements. In accordance with ASC 842, the Company recorded a ROU asset and lease liability. The initial recognition of the ROU asset and lease liability was $5.9 million. In the fourth quarter of 2021, the Company received an occupancy permit and relocated its operations to the new leased space.

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. At December 31, 2021, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 10.0 years.

The following table represents lease costs and other lease information:

	Year Ended December 31,
	2021	2020
Operating lease cost	$2,706,651	$2,340,428
Short-term lease cost	57,350	66,865
Sublease income	(986,120)	(986,120)
Total net lease cost	$1,777,881	$1,421,173

Cash paid within operating cash flows	$2,223,111	$2,486,309

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021, were as follows:

December 31, 2021
2022	$801,183
2023	870,782
2024	891,596
2025	912,410
2026	933,224
2027 and thereafter	4,985,873
Total lease payments	$9,395,068
Less: Interest	(3,284,491)
Present value of lease liabilities	$6,110,577

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2021	December 31, 2020
Accrued salaries, bonus, and benefits	$1,515,553	$2,044,826
Accrued licenses and maintenance fees	483,879	483,879
Accrued warranties	241,451	157,615
Accrued taxes	177,399	172,744
Accrued professional services	73,000	138,359
Accrued lease deposit payable	124,286	124,286
Other	131,203	218,757
Total accrued liabilities	2,746,771	3,340,466
Less: Long term accrued liabilities	(218,582)	(131,231)
Total current accrued liabilities	$2,528,189	$3,209,235

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

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of December 31, 2021.

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

Series B Convertible Preferred Stock

On August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, as part of a private placement, agreed to issue and sell to the investors 5,610,121 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share which are convertible into shares of the Company’s common stock, at a price of $2.05 per share. The Series B Preferred Stock, which is a common stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Convertible Preferred Stock is reported in the stockholders’ equity section of the Company’s balance sheet.

Series A Convertible Preferred Stock and Warrants

In September 2016, the Company issued (i) 24,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1,000 per share (the “Series A Preferred Stock”), which are convertible into shares of the Company’s common stock at an initial conversion rate of $0.65 per share, subject to adjustment for events such as stock splits, combinations and the like as provided in the certificate of designations covering such Series A Preferred Stock, and (ii) warrants (the “SPA Warrants”) to purchase an aggregate of 36,923,078 shares of common stock. The shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The Series A Preferred Stock bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Preferred Stock. Each holder of convertible preferred shares has the right to require us to redeem such holder’s shares of Series A Preferred Stock upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets, or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the Series A Preferred Stock in the event of a defined change of control. The Series A Preferred Stock ranks senior to our common stock as to distributions and payments upon the liquidation, dissolution, and winding up of the Company. Since the Series A Preferred Stock are subject to conditions for redemption that are outside the Company’s control, the Series A Preferred Stock are presently reported in the mezzanine section of the balance sheet.

The SPA Warrants were modified on February 28, 2018 to allow for a reduction in the exercise price from $0.70 per share to $0.28 per share for a period between March 1, 2018 and March 5, 2018 and to modify certain beneficial ownership limitations and to eliminate certain redemption rights, resulting in, among other things, the exercise of a substantial number of the SPA Warrants for cash. The remaining unexercised 15,385 Warrants expired on September 29, 2021.

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

Tranche #	No. of Shares Subject to PSU	Market Capitalization Milestones
1	1,000,000	$1,000,000,000
2	1,500,000	$1,500,000,000
3	1,500,000	$2,000,000,000
4	2,000,000	$2,500,000,000
5	1,000,000	$3,000,000,000
6	1,000,000	$3,500,000,000
7	1,000,000	$4,000,000,000
8	2,000,000	$4,500,000,000
9	1,000,000	$5,000,000,000
10	1,000,000	$5,500,000,000
Total:	13,000,000

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $6.1 million for the year ended December 31, 2021. As of December 31, 2021, the Company had approximately $51.3 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees, directors, and third-party consultants of the Company in the form of equity compensation. In July 2012, the Compensation Committee of the Board of Directors adopted the 2012 Stock Incentive Plan (the “Plan”) which was subsequently approved by the Company’s shareholders. This plan replaced the 2002 Stock Incentive Plan which expired on March 25, 2012.

On May 20, 2021, the shareholders approved an amendment to the Plan, which was previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under the amendment on May 20, 2021, the number of shares authorized for issuance under the Plan was increased by four million shares. As of December 31, 2021, the Company had 4,909,848 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

The 2012 Stock Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units to employees, directors, and third-party consultants. Options granted under the 2012 Stock Incentive Plan expire no later than ten years from the date of grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary, but incentive stock options generally vest 25% on the first anniversary of each grant and 1/48 per month over the next three years. Stock appreciation rights are rights to acquire a calculated number of shares of the Company’s common stock upon exercise of the rights. The number of shares to be issued is calculated as the difference between the exercise price of the right and the aggregate market value of the underlying shares on the exercise date divided by the market value as of the exercise date. Stock appreciation rights granted under the 2012 Stock Incentive Plan generally vest 25% on the first anniversary of such grant and 1/48 per month over the next three years and expire no later than ten years from the date of grant. The Company generally issues new shares upon the exercise of stock options and stock appreciation rights.

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

As of December 31, 2021, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $5.1 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the year ended December 31, 2021 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2020	2,456,979	$0.74 - $35.20	$2.90
Granted	942,000	$6.09 - $9.87	7.10
Exercised	(358,613)	$0.74 - $4.52	1.93
Forfeited	(222,354)	$0.74 - $35.20	6.99
Outstanding, December 31, 2021	2,818,012	$0.74 - $9.87	$4.10

As of December 31, 2021, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 7.77 years. Of the 2,818,012 options and stock appreciation rights that were outstanding as of December 31, 2021, 1,229,610 were vested and exercisable with a weighted average exercise price of $2.33 per share and a weighted average remaining term of 6.7 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2021
				Number of	Weighted
		Weighted	Weighted	Options	Average Exercise
	Options	Average	Average	Currently	Price Per Vested
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Share
$0.00 - $1.00	397,306	6.17	$0.74	371,534	$0.74
$1.01 - $2.00	60,037	3.52	$1.76	57,312	$1.79
$2.01- $4.00	698,237	6.99	$2.10	458,847	$2.08
$4.01 - $10.00	1,662,432	8.63	$5.83	341,917	$4.48
	2,818,012	7.77	$4.10	1,229,610	$2.33

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money at December 31, 2021. The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2021 was approximately $6.6 million based on a closing share price of $6.20 on December 31, 2021. There were 1,229,610 fully vested options or stock appreciation rights outstanding at December 31, 2021 with an exercise price less than the closing stock price on December 31, 2021. During the year ended December 31, 2021 the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was $1.9 million.

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

The weighted average grant date fair value of options and stock appreciation rights granted during the years ended December 31, 2021 and 2020 was $7.10 per share and $4.49 per share, respectively.

A summary of the restricted stock unit activity for the year ended December 31, 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2020	1,112,473	$2.46
Granted	378,204	$7.18
Vested	(325,954)	$3.97
Forfeited	-	-
Outstanding, December 31, 2021	1,164,723	$3.57

The intrinsic value of restricted stock units outstanding at December 31, 2021 was $7.2 million based on a closing share price of $6.20 as of December 31, 2021. During the year ended December 31, 2021, the aggregate intrinsic value of restricted stock units vested was $2.4 million determined at the date of vesting.

2009 Employee Stock Purchase Plan

In 2009, the Company adopted its 2009 Employee Stock Purchase Plan (“ESPP”). In June 2014 and again in May 2019, the Company’s stockholders approved an amendment of the ESPP to increase the number of shares authorized for issuance under the ESPP by 250,000 shares. Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2021, there were 209,437 remaining shares available for issuance under the Employee Stock Purchase Plan.

The Company has reserved shares of common stock for conversion of convertible preferred stock, exercise of warrants, and the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31, 2021	December 31, 2020
Warrants	-	15,385
Series A Convertible Preferred Stock	45,031,944	45,278,096
Series B Convertible Preferred Stock	5,610,121	5,610,121
Performance Share Unit Plan	13,000,000	-
Stock award plans	4,909,848	2,054,941
Employee Stock Purchase Plan	209,437	229,136
	68,761,350	53,187,679

The remaining unexercised 15,385 SPA Warrants expired on September 29, 2021 and no warrants were outstanding at December 31, 2021.

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

	Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at December 31, 2021:
Cash invested in money market accounts	$1,405,831	$—	$1,405,831	$—
Total assets at fair value	$1,405,831	$—	$1,405,831	$—
Assets at December 31, 2020:
Cash invested in money market accounts	$1,429,331	$—	$1,429,331	$—
Total assets at fair value	$1,429,331	$—	$1,429,331	$—

The Company did not have any financial liabilities valued at fair value on a recurring basis as of December 31, 2021 or December 31, 2020.

Level 1

The Company does not have any financial assets or liabilities classified as Level 1.

Level 2

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds in the amount of $1,405,831 and $1,429,331 at December 31, 2021 and December 31, 2020, respectively. These assets are classified as Level 2, as described above, and total interest income recorded for these investments was insignificant during the years ended December 31, 2021 and December 31, 2020.

Level 3

The Company does not have any financial assets or liabilities classified as Level 3.

11. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020
Deferred:
Federal	$(1,723,223)	$(1,172,382)
State and local	1,266	22,240
	(1,721,957)	(1,150,142)
Valuation allowance	1,721,957	1,150,142
	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2021	2020
U.S. statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal tax benefit	1.4%	1.8%
Stock compensation permanent differences between book and tax	(10.1)%	-%
Other permanent differences between book and tax	5.3%	(3.5)%
State rate adjustments	(1.5)%	(2.2)%
Prior year return-to-provision adjustment	0.0%	0.2%
Valuation allowance	(16.1)%	(17.3)%
Effective income tax rate	—%	—%

The stock compensation permanent difference relates to the February 23, 2021 Board approved grant of the Performance Share Unit Award pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement”) to David L. Fischel, the Company’s Chief Executive Officer. Total stock-based compensation attributed to the PSU Agreement was $6.1 million for the year ended December 31, 2021 of which only a portion was allowed as a tax deduction due to Internal Revenue Code Section 162 (m) limitations. Included in other permanent differences between book and tax in the above table are differences such as incentive stock option expenses, nondeductible meals and entertainment and stock compensation shortfalls. The state rate adjustments are a result of changes in apportionment and various state rate law changes.

The components of the deferred tax asset are as follows:

	Year Ended December 31,
	2021	2020
Current accruals	$1,068,263	$1,329,681
Operating lease liabilities	1,421,910	536,307
Deferred revenue	145,724	9,412
Depreciation and amortization	521,993	952,208
Deferred compensation	1,111,150	874,403
Net operating loss carryovers	27,219,641	25,264,611
Deferred tax assets	31,488,681	28,966,622
Valuation allowance	(30,100,904)	(28,378,947)
Net deferred tax assets before deferred tax liabilities	1,387,777	587,675
Operating lease right-of-use assets	(1,334,462)	(524,105)
Capitalized compensation costs	(53,315)	(63,570)
Net deferred tax assets	$—	$—

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

On December 21, 2020, Congress approved the Consolidations Appropriations Act, 2021 (the “Appropriations Act”), which was signed into law by the President on December 27, 2020. The Appropriations Act funds the federal government to the end of the fiscal year and provides further COVID-19 economic relief. One of the business provisions included in the Appropriations Act is clarification of the income tax deductibility of business expenses that were paid for with the Paycheck Protection Program funds. The Company will continue to monitor for additional legislation related to COVID-19 and its impact on our results of operations.

As of December 31, 2021, we had gross federal net operating loss carryforwards of approximately $120.1 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $255.6 million and approximately $123.3 million of book/tax differences and expiration of unused carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year will expire between 2030 and 2037. The federal net operating loss generated during and beyond 2018 will be carried forward indefinitely as a result of changes in the tax law following the Tax Cuts and Jobs Act. As of December 31, 2021, we had gross state net operating loss carryforward of approximately $37.6 million which will expire at various dates between 2022 and 2041 if not utilized.

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

At December 31, 2021 and 2020, the Company had approximately $0.1 million in reserves for uncertain tax positions. The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of the income tax provision, as applicable. As of December 31, 2021, accrued interest and penalties were less than $0.1 million.

12. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2021	2020
Net loss	$(10,715,623)	$(6,646,459)
Cumulative dividend on Series A Convertible Preferred Stock	(1,345,031)	(1,369,421)
Net loss attributable to common stockholders	$(12,060,654)	$(8,015,880)

Weighted average number of common shares and equivalents:	75,558,233	72,746,268
Basic EPS	$(0.16)	$(0.11)
Diluted EPS	$(0.16)	$(0.11)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2021	2020
Shares issuable upon vesting/exercise of:
Options to purchase common stock	2,818,012	2,456,979
Series A Convertible Preferred Stock and Accumulated Dividends	45,306,189	43,483,062
Series B Convertible Preferred Stock	5,610,121	5,610,121
Restricted stock units	1,164,723	1,112,473
Warrants	-	15,385
	54,899,045	52,678,020

13. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan and matches employee contributions up to 3% of each participating employee’s compensation. The Company recognized expense of approximately $0.3 million for the years ended December 31, 2021 and 2020.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following:

	December 31, 2021	December 31, 2020
Warranty accrual, beginning of the fiscal period	$157,615	$141,697
Accrual adjustment for product warranty	198,595	49,974
Payments made	(114,759)	(34,056)
Warranty accrual, end of the fiscal period	$241,451	$157,615

15. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

In April 2021, the Company entered into a letter of credit pursuant to the Lease agreement totaling approximately $1.8 million to be delivered in four equal installments of which the first was delivered in April 2021, the second was delivered in July 2021 and the third was delivered in October 2021, for approximately $0.4 million each. The amount available under this letter of credit will automatically reduce by one fortieth at the end of each month during the lease term.

As discussed further in Part I, Item 3, in response to an April 29, 2021 punitive class action complaint, in August 2021, the Company agreed to pay $675,000 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claims in the matter. The Chancery Court has not been asked to review, and will pass no judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

16. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Geographic revenues for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
United States	$20,359,558	$17,442,883
International	14,661,304	9,187,152
Total	$35,020,862	$26,630,035

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

17. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2021, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2021.

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

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2022, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

710 North Tucker Boulevard, Suite 110

St. Louis, MO 63101

314-678-6100

We intend to promptly disclose any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics by posting the relevant material on our website (www.stereotaxis.com) in accordance with SEC rules.

The following is information with respect to our executive officers:

David L. Fischel

Chief Executive Officer and Chairman of the Board since February 2017

Director since September 2016

Mr. Fischel, 35, has served as Chief Executive Officer and Chairman of the Board since February 2017. He has served as a director of Stereotaxis since leading the equity investment and positive strategic initiatives announced in September 2016. He has served for over ten years as Principal and portfolio manager for medical device investments at DAFNA Capital Management, LLC. In addition to his research responsibilities, Mr. Fischel has been deeply involved in all aspects of DAFNA Capital’s operations including legal, accounting, IT, compliance, human resources and marketing. Prior to joining DAFNA Capital, he was a research analyst at SCP Vitalife, a healthcare venture capital fund. Mr. Fischel completed his B.S. magna cum laude in Applied Mathematics with a minor in Accounting at the University of California at Los Angeles and received his MBA from Bar-Ilan University in Tel Aviv. He is a Certified Public Accountant, Chartered Financial Analyst and Chartered Alternative Investment Analyst.

Kimberly R. Peery

Chief Financial Officer

Officer since October 2019

Ms. Peery, 53, was appointed as the Chief Financial Officer in October 2019. She joined the Company in 2003 and has held various positions of increasing responsibilities including Vice President of Finance and Information Systems since November 2016 and Controller from April 2013 to November 2016. Prior to joining the Company, she served as a controller at various private companies. Ms. Peery is a Certified Public Accountant.

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

See Exhibit Index appearing on page 68 herein.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

		Additions
	Balance at	Charged to
	Beginning of	Cost and		Balance at the
	Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2021	$123,614	96,212	(39,913)	$179,913
Year ended December 31, 2020	$380,212	(29,411)	(227,187)	$123,614

Allowance for inventories valuation:
Year ended December 31, 2021	$3,075,520	49,267	(960,012)	$2,164,775
Year ended December 31, 2020	$3,895,451	126,616	(946,547)	$3,075,520

EXHIBIT INDEX

Number	Description

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

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

10.1a#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 9, 2016, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2016.

10.1b#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 22, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2017.

10.1c#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 11, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q ((File No. 001-36159) for the fiscal quarter ended June 30, 2021.

10.1d#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013, incorporated by reference to Exhibit 10.1d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1e#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.1f#	Form of Incentive Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1f of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1g#	Form of Non-Qualified Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1g of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1h#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.2#	2002 Stock Incentive Plan, as amended and restated June 10, 2009, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2009.

10.3#	Amended and Restated Stereotaxis, Inc. Employee Stock Purchase Plan, as adopted March 27, 2014, incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2014.

10.4#	Summary of Non-Employee Director Compensation Program effective January 1, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.5#	Summary of Non-Employee Director Compensation Program effective July 1, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10Q (File No. 001-36159) for the fiscal quarter ended September 30, 2021.

10.6#	Executive Employment Agreement, dated December 17, 2020, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on December 18, 2020.

10.7#	Performance Share Unit Award Agreement, dated February 23, 2021, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on February 24, 2021.

10.8a†	Collaboration Agreement dated June 8, 2001, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.9.

10.8b†	Extended Collaboration Agreement dated May 27, 2003, between the Registrant and Siemens AG, Medical Solutions, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.10.

10.8c†	Amendment to Collaboration Agreement dated May 5, 2006, between the Company and Siemens Aktiengesellschaft, Medical Solutions, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2006.

10.9a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.9b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.9c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.9d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.9e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.9f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.9g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

10.9h†	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010, incorporated by reference to Exhibit 10.13h of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010.

10.9i	Seventh Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc., effective December 5, 2011, incorporated by reference to Exhibit 10.13i of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.9j	Eighth Amendment to the Development Alliance and Supply Agreement effective June 19, 2018, among the Company and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-36159) filed on June 25, 2018.

10.10	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.11†	Letter Agreement, effective October 6, 2003, between the Registrant and Philips Medizin Systeme G.m.b.H., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.16.

10.12a†	Office Lease dated November 15, 2004, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2004.

10.12b	Amendment to Office Lease dated November 30, 2007, between the Registrant and Cortex West Development I, LLC, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2007.

10.12c	Second Amendment to Office Lease dated May 1, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17c of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.12d	Third Amendment to Office Lease dated August 14, 2013, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.17d of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2013.

10.12e	Fourth Amendment to Office Lease, effective October 1, 2015, between Registrant and Wexford 4320 Forest Park, LLC, successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.13e of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ending December 31, 2015.

10.12f	Fifth Amendment to Office Lease, effective January 10, 2019, between Registrant and VTR LS 4320 FOREST PARK, LLC successor to Cortex West Development I, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on January 10, 2019.

10.12g	Office Lease dated February March 1, 2021, between the Registrant and Globe Building Company, GP, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 4, 2021.

10.12h	First Amendment to Office Lease dated March 30, 2021, between Registrant and Globe Building Company, GP incorporated by reference to Exhibit 10.1b of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 13, 2021.

10.12i	Second Amendment to Office Lease dated November 05, 2021, between Registrant and Globe Building Company filed herewith.

10.13a	Second Amended and Restated Loan and Security Agreement, effective November 30, 2011, by and among the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.13b	First Loan Modification Agreement (Domestic), between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, dated March 30, 2012, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on April 2, 2012.

10.13c	Second Amendment to the Amended and Restated Loan and Security Agreement (Domestic) dated May 1, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on May 2, 2012.

10.13d	Third Amendment to Amended and Restated Loan and Security Agreement (Domestic), dated May 7, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.75 of the Registrant’s Registration Statement on Form S-1 (File No. 000-50884) filed May 23, 2012.

10.13e	Fourth Loan Modification Agreement (Domestic), dated December 28, 2012, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank incorporated by reference to Exhibit 10.19f of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.13f	Fifth Loan Modification Agreement (Domestic) dated March 29, 2013 between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on April 1, 2013.

10.13g	Sixth Loan Modification and Waiver Agreement (Domestic), dated June 28, 2013, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on July 1, 2013.

10.13h	Seventh Loan Modification and Waiver Agreement (Domestic), dated July 31, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on August 2, 2013.

10.13i	Eighth Loan Modification Agreement (Domestic), dated August 30, 2013, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-50884) filed on September 3, 2013.

10.13j	Ninth Loan Modification Agreement (Domestic), dated March 28, 2014, between the Company, Stereotaxis International, Inc. and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 31, 2014.

10.13k	Tenth Loan Modification Agreement (Domestic), dated March 27, 2015, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 30, 2015.

10.13l	Eleventh Loan Modification Agreement (Domestic), dated May 10, 2016, between the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 11, 2016.

10.13m	Third Amended and Restated Loan and Security Agreement, effective November 7, 2017, among the Company, Stereotaxis International, Inc., and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended September 30, 2017.

10.13n	First Amendment to Third Amended and Restated Loan and Security Agreement, dated April 26, 2018, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on April 30, 2018.

10.13o	Second Amendment to and Reinstatement of Third Amended and Restated Loan and Security Agreement, dated June 27, 2019, between Silicon Valley Bank, the Company, and Stereotaxis International, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on July 1, 2019.

10.14	Securities Purchase Agreement, dated September 26, 2016, between the Company and certain investors named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

10.15	Registration Rights Agreement, dated September 26, 2016, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

10.16	Consent and Amendment, dated as of February 28, 2018, by and between Stereotaxis, Inc. and the holders identified on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on March 6, 2018.

10.17	Securities Purchase Agreement dated as of August 7, 2019 by and among Stereotaxis, Inc. and the investors listed on the Schedule of Buyers attached thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on August 8, 2019.

10.18	Registration Rights Agreement dated as of August 7, 2019 by and among Stereotaxis, Inc. and the Buyers party thereto, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on August 8, 2019.

10.19	Loan Agreement, dated April 20, 2020, between the Registrant and Midwest BankCentre, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 11, 2020.

10.20	Securities Purchase Agreement between the Company and the Investors, dated as of May 25, 2020 incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on May 25, 2020.

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 10, 2022	By:	/s/ David L. Fischel
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

Signature	Title	Date

/s/ David L. Fischel	Chairman of the Board of Directors and Chief Executive Officer	March 10, 2022
David L. Fischel	(principal executive officer)

/s/ Kimberly R. Peery	Chief Financial Officer	March 10, 2022
Kimberly R. Peery	(principal financial officer and principal accounting officer)

/s/ David W. Benfer	Director	March 10, 2022
David W. Benfer

/s/ Nathan Fischel	Director	March 10, 2022
Nathan Fischel

/s/ Myriam J. Curet	Director	March 10, 2022
Myriam J. Curet

/s/ Arun Menawat	Director	March 10, 2022
Arun Menawat

/s/ Robert J. Messey	Director	March 10, 2022
Robert J. Messey

/s/ Ross B. Levin	Director	March 10, 2022
Ross B. Levin

