Form 10-Q
period 2022-03-31
Stereotaxis, Inc.
filed 2022-05-11
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

The number of outstanding shares of the registrant’s common stock on April 30, 2022 was 74,661,563.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

(in thousands, except share amounts)	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,095	$38,739
Restricted cash - current	618	454
Accounts receivable, net of allowance of $231 and $180 at 2022 and 2021, respectively	4,693	5,406
Inventories, net	4,850	4,433
Prepaid expenses and other current assets	1,878	2,356
Total current assets	47,134	51,388
Property and equipment, net	3,260	2,632
Restricted cash	1,138	952
Operating lease right-of-use assets	5,644	5,735
Prepaid and other non-current assets	253	278
Total assets	$57,429	$60,985

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,892	$4,189
Accrued liabilities	1,967	2,528
Deferred revenue	6,335	6,277
Current portion of operating lease liabilities	297	268
Total current liabilities	11,491	13,262
Long-term deferred revenue	2,076	2,238
Operating lease liabilities	5,754	5,842
Other liabilities	202	219
Total liabilities	19,523	21,561

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,386 and 22,387 shares outstanding at 2022 and 2021, respectively	5,584	5,584

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2022 and 2021	6	6

Common stock, par value $0.001; 300,000,000 shares authorized,
74,647,329 and 74,618,240 shares issued at 2022 and 2021, respectively	75	75
Additional paid in capital	535,209	532,641
Treasury stock, 4,015 shares at 2022 and 2021	(206)	(206)
Accumulated deficit	(502,762)	(498,676)
Total stockholders’ equity	32,322	33,840
Total liabilities and stockholders’ equity	$57,429	$60,985

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Revenue:
Systems	$1,634	$2,602
Disposables, service and accessories	5,403	5,774
Sublease	-	247
Total revenue	7,037	8,623

Cost of revenue:
Systems	1,292	1,435
Disposables, service and accessories	821	925
Sublease	-	247
Total cost of revenue	2,113	2,607

Gross margin	4,924	6,016

Operating expenses:
Research and development	2,447	2,367
Sales and marketing	2,946	2,947
General and administrative	3,620	2,230
Total operating expenses	9,013	7,544
Operating loss	(4,089)	(1,528)

Interest income (expense), net	3	(4)
Net loss	$(4,086)	$(1,532)

Cumulative dividend on Series A convertible preferred stock	(331)	(333)
Net loss attributable to common stockholders	$(4,417)	$(1,865)

Net loss per share attributable to common stockholders:
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)

Weighted average number of common shares and equivalents:
Basic	75,877,391	75,175,412
Diluted	75,877,391	75,175,412

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2021

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020	22,513	$5,605	5,610,121	$6	73,694,203	$74	$522,710	$(206)	$(487,960)	$34,624
Issuance of common stock					154,806		253			253
Share-based compensation					30,250		1,371			1,371
Components of net loss									(1,532)	(1,532)
Employee stock purchase plan					6,003		29			29
Preferred stock conversion	(105)	(27)			204,397		26			26
Balance at March 31, 2021	22,408	$5,578	5,610,121	$6	74,089,659	$74	$524,389	$(206)	$(489,492)	$34,771

Three Months Ended March 31, 2022

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2021	22,387	$5,584	5,610,121	$6	74,618,240	$75	$532,641	$(206)	$(498,676)	$33,840
Issuance of common stock					10,294		18			18
Share-based compensation					10,699		2,514			2,514
Components of net loss									(4,086)	(4,086)
Employee stock purchase plan					6,071		36			36
Preferred stock conversion	(1)				2,025					-
Balance at March 31, 2022	22,386	$5,584	5,610,121	$6	74,647,329	$75	$535,209	$(206)	$(502,762)	$32,322

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(4,086)	$(1,532)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	100	27
Non-cash lease (expense)	33	(13)
Share-based compensation	2,514	1,371
Changes in operating assets and liabilities:
Accounts receivable	713	(3,776)
Inventories	(417)	(241)
Prepaid expenses and other current assets	478	41
Other assets	25	23
Accounts payable	(871)	662
Accrued liabilities	(561)	(631)
Deferred revenue	(104)	3,685
Other liabilities	(17)	79
Net cash used in operating activities	(2,193)	(305)
Cash flows from investing activities
Purchase of property and equipment	(1,154)	(34)
Net cash used in investing activities	(1,154)	(34)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	54	282
Net cash provided by financing activities	54	282
Net decrease in cash, cash equivalents, and restricted cash	(3,293)	(57)
Cash, cash equivalents, and restricted cash at beginning of period	40,144	43,939
Cash, cash equivalents, and restricted cash at end of period	$36,851	$43,882

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$699	$-

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of March 31st:
Cash and cash equivalents	$35,095	$42,453
Restricted cash - current	618	1,336
Restricted cash	1,138	93
Total cash, cash equivalents, and restricted cash	$36,851	$43,882

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three-month period ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (SEC) on March 10, 2022.

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

As of the date of the filing of this Quarterly Report on Form 10-Q, we believe our manufacturing operations and supply chains have been manageably impacted, but we cannot guarantee that they will not be impacted more severely in the future. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. Changes in economic conditions and supply chain constraints could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. We may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A material reduction or interruption to any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

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

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $1.8 million and $1.4 million at March 31, 2022 and December 31, 2021, respectively.

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

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds which totaled $1.8 million and $1.4 million as of March 31, 2022 and December 31, 2021, respectively. The financial assets consisting of cash equivalents invested in money market funds are classified as Level 2 as described above and total interest income recorded for these investments was insignificant for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and 2021, the Company did not have any financial liabilities valued at fair value on a recurring basis.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were less than $0.1 million for the three months ended March 31, 2022 and 2021. Revenue from system delivery and installation represented 23% and 30% of revenue for the three months ended March 31, 2022 and 2021, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the three months ended March 31, 2022 and 2021. Disposable revenue represented 29% and 24% of revenue for the three months ended March 31, 2022 and 2021, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 8% and 7% of revenue for the three-month periods ended March 31, 2022 and 2021, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 40% and 36% of revenue for the three months ended March 31, 2022 and 2021, respectively.

Sublease Revenue:

A portion of our former principal executive office was subleased to a third party through 2021. The sublease ended December 31, 2021. In accordance with Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), the Company recorded sublease income as revenue. Sublease revenue represented 3% of revenue for the three months ended March 31, 2021.

The following table summarizes the Company’s revenue for systems, disposables, service and accessories and sublease for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31
	2022	2021
Systems	$1,634	$2,602
Disposables, service and accessories	5,403	5,774
Sublease	-	247
Total revenue	$7,037	$8,623

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $9.4 million as of March 31, 2022. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	March 31, 2022	December 31, 2021
Contract Assets - unbilled receivables	$165	$178

Customer deposits	$573	$925
Product shipped, revenue deferred	2,041	1,794
Deferred service and license fees	5,797	5,796
Total deferred revenue	$8,411	$8,515
Less: Long-term deferred revenue	(2,076)	(2,238)
Total current deferred revenue	$6,335	$6,277

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

Revenue recognized for the three months ended March 31, 2022 and 2021, that was included in the deferred revenue balance at the beginning of each reporting period was $3.2 million and $2.6 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.2 million as of March 31, 2022 and December 31, 2021. The Company did not incur any impairment losses during any of the periods presented.

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

Stock-Based Compensation

The Company accounts for its grants of stock options, stock appreciation rights, restricted shares, restricted stock units and for its employee stock purchase plan in accordance with the provisions of general accounting principles for share-based payments. These accounting principles require the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(4,086)	$(1,532)
Cumulative dividend on Series A Convertible Preferred Stock	(331)	(333)
Net loss attributable to common stockholders	$(4,417)	$(1,865)

Weighted average number of common shares and equivalents:	75,877,391	75,175,412
Basic EPS	$(0.06)	$(0.02)
Diluted EPS	$(0.06)	$(0.02)

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

As of March 31, 2022, the Company had 3,481,866 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $4.23 per share, 45,813,689 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, 5,610,121 shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 1,215,604 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding as of March 31, 2022.

Recently Issued Accounting Pronouncements

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

3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$4,455	$3,642
Work in process	830	133
Finished goods	1,782	2,823
Reserve for excess and obsolescence	(2,217)	(2,165)
Total inventory	$4,850	$4,433

The reserve for excess and obsolescence primarily includes Niobe Systems and related raw materials and spare parts.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$818	$1,012
Prepaid commissions	218	229
Deposits	994	1,276
Other assets	101	117
Total prepaid expenses and other assets	2,131	2,634
Less: Noncurrent prepaid expenses and other assets	(253)	(278)
Total current prepaid expenses and other assets	$1,878	$2,356

5. Property and Equipment

Property and Equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Equipment	$3,826	$3,670
Leasehold improvements	2,450	17
Construction in process	295	2,156
	6,571	5,843
Less: Accumulated depreciation	(3,311)	(3,211)
Net property and equipment	$3,260	$2,632

The Company had approximately $0.7 million of property and equipment additions during the three months ended March 31, 2022 associated with the buildout of the new leased space in St. Louis, Missouri.

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

The Company leases its facilities under operating leases. In accordance with ASC 842, operating lease agreements are recognized on the balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability. These leases generally do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions. Many of our leases include both lease and non-lease components which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. A portion of our former principal executive office was subleased to a third party through 2021. The sublease did not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. In addition, the sublease did not contain contingent rent provisions nor were there options to extend or terminate the sublease. The sublease ended December 31, 2021.

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

On March 1, 2021, the Company entered into an office lease agreement (the “Lease”) with Globe Building Company (the “Landlord”), under which the Company leases executive office space and manufacturing facilities of approximately 43,100 square feet of rentable space located at 710 N. Tucker Boulevard, St. Louis, Missouri (the “Premises”) that serves as the Company’s new principal executive and administrative offices and manufacturing facility. Lease payments commenced on January 1, 2022, and the lease has a term of ten years, with two renewal options of five years each. The minimum annual rent under the terms of the Lease ranges from approximately $0.8 million in 2022 to $1.0 million in 2031. The Company gained access to the Premises in the third quarter 2021 to begin constructing leasehold improvements. In accordance with ASC 842, the Company recorded a ROU asset and lease liability. The initial recognition of the ROU asset and lease liability was $5.9 million. In the fourth quarter of 2021, the Company received an occupancy permit and relocated its operations to the new leased space.

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. As of March 31, 2022, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 9.75 years.

The following table represents lease costs and other lease information (in thousands):

	Three Months Ended March 31
	2022	2021
Operating lease cost	$226	$583
Short-term lease cost	10	17
Sublease income	-	(247)
Total net lease cost	$236	$353

Cash paid within operating cash flows	$434	$631

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2022 were as follows (in thousands):

March 31, 2022
2022	$607
2023	871
2024	892
2025	912
2026	933
2027 and thereafter	4,986
Total lease payments	$9,201
Less: Interest	(3,150)
Present value of lease liabilities	$6,051

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued salaries, bonus, and benefits	$1,016	$1,516
Accrued licenses and maintenance fees	484	484
Accrued warranties	237	242
Accrued taxes	201	177
Accrued investigational sites	115	123
Accrued lease deposit payable	5	124
Other	111	81
Total accrued liabilities	2,169	2,747
Less: Long term accrued liabilities	(202)	(219)
Total current accrued liabilities	$1,967	$2,528

Certain prior year amounts have been reclassified to conform to the 2022 presentation.

8. Debt and Credit Facilities

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

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. The Company’s Series B Preferred is entitled to dividends equal to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. Until all shares of the Company’s Series A Preferred Stock have been converted or redeemed, no dividends may be paid on the common stock or the Series B Preferred Stock without the express written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock or the holders of shares of the Series B Preferred, the holders of shares of the Series A Preferred Stock are entitled to participate in such dividend or distribution on an as-converted basis. No dividends have been declared or paid as of March 31, 2022, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

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

Series A Convertible Preferred Stock and Warrants

In September 2016, the Company issued (i) 24,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1,000 per share (the “Series A Preferred Stock”), which are convertible into shares of the Company’s common stock at an initial conversion rate of $0.65 per share, subject to adjustment for events such as stock splits, combinations and the like as provided in the certificate of designations covering such Series A Preferred Stock, and (ii) (the SPA Warrants) to purchase an aggregate of 36,923,078 shares of common stock. The shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The Series A Preferred Stock bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Preferred Stock. Each holder of convertible preferred shares has the right to require us to redeem such holder’s shares of Series A Preferred Stock upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets, or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the Series A Preferred Stock in the event of a defined change of control. The Series A Preferred Stock ranks senior to our common stock as to distributions and payments upon the liquidation, dissolution, and winding up of the Company. Since the Series A Preferred Stock are subject to conditions for redemption that are outside the Company’s control, the Series A Preferred Stock are presently reported in the mezzanine section of the balance sheet.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $1.8 million and $0.7 million for the quarters ended March 31, 2022 and 2021. As of March 31, 2022 and 2021, the Company had approximately $49.5 million and 56.7 million, respectively of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of March 31, 2022, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

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

On May 20, 2021, the shareholders approved an amendment to the Plan, which was previously approved and adopted by the Compensation Committee of the Board of Directors of the Company. Under the amendment on May 20, 2021, the number of shares authorized for issuance under the Plan was increased by four million shares. At March 31, 2022, the Company had 4,174,120 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2022, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $7.2 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three-month period ended March 31, 2022 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2021	2,818,012	$0.74 - $9.87	$4.10
Granted	757,500	$4.62 - $5.21	$4.81
Exercised	(10,294)	$0.74 - $4.52	$1.78
Forfeited	(83,352)	$0.74 - $7.70	$5.44
Outstanding, March 31, 2022	3,481,866	$0.74 - $9.87	$4.23

A summary of the restricted stock unit activity for the three-month period ended March 31, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2021	1,164,723	$3.57
Granted	61,580	$9.56
Vested	(10,699)	$9.37
Forfeited	-	-
Outstanding, March 31, 2022	1,215,604	$3.82

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

	Fair Value Measurement Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at March 31, 2022:
Cash invested in money market accounts	$1,756	$—	$1,756	$—
Total assets at fair value	$1,756	$—	$1,756	$—
Assets at December 31, 2021:
Cash invested in money market accounts	$1,406	$—	$1,406	$—
Total assets at fair value	$1,406	$—	$1,406	$—

The Company did not have any financial liabilities valued at fair value on a recurring basis as of March 31, 2022 or December 31, 2021.

Level 1

The Company does not have any financial assets or liabilities classified as Level 1.

Level 2

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds in the amount of $1.8 million and $1.4 million at March 31, 2022 and December 31, 2021, respectively. These assets are classified as Level 2, as described above, and total interest income recorded for these investments was insignificant during the three months ended March 31, 2022 and year ended December 31, 2021.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Warranty accrual, beginning of the fiscal period	$242	$158
Accrual adjustment for product warranty	80	199
Payments made	(85)	(115)
Warranty accrual, end of the fiscal period	$237	$242

12. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

In April 2021, the Company entered into a letter of credit pursuant to the Lease agreement totaling approximately $1.8 million to be delivered in four equal installments of which the first was delivered in April 2021, the second was delivered in July 2021, the third was delivered in October 2021, and the fourth was delivered in January 2022. The amount available under this letter of credit will automatically reduce by one fortieth at the end of each month during the lease term.

13. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Part II - Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2021. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, results of operations, and the impact of the recent coronavirus (“COVID-19”) pandemic and our response to it. Such statements include, but are not limited to, statements preceded by, followed by, or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “can”, “could”, “may”, “would”, or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they are made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

COVID-19 Pandemic

Beginning in January 2020, we began to see the impacts of the COVID-19 pandemic with a substantial reduction in robotic procedures in Asia Pacific, especially in China. As the COVID-19 pandemic intensified and spread throughout the world, we experienced significant procedure disruption in all geographies. At the height of the first wave of the pandemic, procedures in the U.S and Europe, which represent the majority of our procedures, declined to approximately 70% of the weekly procedure rate experienced in the fourth quarter of 2019. In the latter half of 2020, weekly procedures recovered and approached the levels seen before the pandemic.

During 2021, resurgences of COVID-19 as well as hospital staffing shortages, continued to impact procedure levels. During the first quarter of 2021, overall procedure volumes were approximately 5% higher than the first quarter of 2020. During the second quarter of 2021, as the rollout of vaccines continued in the US and were varied in other geographies, overall procedure volumes remained fairly consistent with the first quarter of 2021 and were nearly 40% higher than at the height of the pandemic in the second quarter of 2020. During the third and fourth quarters of 2021, a resurgence of COVID and hospital staffing shortages depressed procedure volumes with overall procedure volumes dropping by approximately 9% and 8% as compared to the respective prior year quarter.

In the first quarter of 2022, procedure volumes continue to be challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors. Procedures in the first quarter of 2022 declined by nearly 11% as compared to the prior year quarter with the most noticeable declines occurring in the Asia Pacific and North American geographies.

We have experienced challenges and disruptions due to the pandemic such as worldwide supply chain disruptions, including shortages and inflationary pressures, and logistics delays which makes it difficult for us to source parts and ship our products. Our customers have also experienced similar supply chain issues as well as labor shortages, both of which have contributed to delayed hospital construction project timelines. To-date, we have been generally able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic, including taking action to increase inventory levels, but we cannot guarantee that they will not be impacted more severely in the future.

Ongoing

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were less than $0.1 million for the three months ended March 31, 2022 and 2021.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the three months ended March 31, 2022 and 2021.

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

Sublease Revenue:

A portion of our former principal executive office was subleased to a third party through 2021. In accordance with Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), the Company recorded sublease income as revenue.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.2 million as of March 31, 2022 and December 31, 2021. The Company did not incur any impairment losses during any of the periods presented.

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

Cost of Contracts

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, and initial training and product maintenance costs. These costs are recognized at the time of sale. Costs of disposable revenue include direct product costs and estimated warranty costs and are recognized at the time of sale. Cost of revenue from services and license fees are recognized when incurred. Cost of sublease revenue was recognized on a straight-line basis.

Share-Based Compensation

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue. Revenue decreased from $8.6 million for the three months ended March 31, 2021, to $7.0 million for the three months ended March 31, 2022, a decrease of 18%. Revenue from the sales of systems decreased to $1.6 million for the three months ended March 31, 2022 from $2.6 million for the three months ended March 31, 2021. This decrease is due to decreased system shipments in the current year period. Revenue from sales of disposable interventional devices, service, and accessories decreased to $5.4 million for the three months ended March 31, 2022, from $5.8 million for the three months ended March 31, 2021, a decrease of approximately 6%, primarily driven by lower time and material service projects and lower procedure volumes during the current year period. The Company recognized $0.2 million of sublease revenue for the three-month period ended March 31, 2021. The sublease ended December 31, 2021.

Cost of Revenue. Cost of revenue decreased from $2.6 million for the three months ended March 31, 2021, to $2.1 million for the three months ended March 31, 2022, a decrease of approximately 19%. As a percentage of our total revenue, overall gross margin remained consistent at 70% for the three months ended March 31, 2022 and 2021. Cost of revenue for systems sold decreased to $1.3 million for the three months ended March 31, 2022, from $1.4 million for the three months ended March 31, 2021, driven by decreased system sales volumes and changes in product mix in the current year period. Gross margin for systems was $0.3 million for the three months ended March 31, 2022, compared to $1.2 million for the three months ended March 31, 2021. Cost of revenue for disposables, service, and accessories decreased to $0.8 million for the three months ended March 31, 2022 from $0.9 million for the three months ended March 31,2021. Gross margin for disposables, service, and accessories was 85% for the three months ended March 31,2022 compared to 84% for the three months ended March 31, 2021. Cost of sublease revenue was $0.2 million for the three months ended March 31, 2021. The sublease ended December 31, 2021.

Research and Development Expenses. Research and development expenses remained consistent at $2.4 million for the three months ended March 31, 2021 and 2022.

Sales and Marketing Expenses. Sales and marketing expenses remained consistent at $2.9 million for the three months ended March 31, 2021 and 2022.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased from $2.2 million for the three months ended March 31, 2021, to $3.6 million for the three months ended March 31, 2022, an increase of approximately 62%. This increase was primarily driven by higher stock-based compensation expense for the CEO Performance Award.

Interest Income (Expense). Net interest income was less than $0.1 million for the three months ended March 31, 2022, and net interest expense was less than $0.1 million for the three months ended March 31, 2021.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic.

At March 31, 2022 we had $36.9 million of cash and cash equivalents, inclusive of restricted cash. We had working capital of $35.6 million as of March 31, 2022, compared to $38.1 million as of December 31, 2021.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flow used in operating activities	$(2,193)	$(305)
Cash flow used in investing activities	(1,154)	(34)
Cash flow provided by financing activities	54	282

Net cash used in operating activities. We used approximately $2.2 million and $0.3 million of cash for operating activities during the three months ended March 31, 2022 and 2021, respectively. The increase in cash used in operating activities was driven by the increase in operating loss and increased working capital requirements in the current year period.

Net cash used in investing activities. We used approximately $1.2 million of cash during the three months ended March 31, 2022, for the purchase of equipment, construction and design costs associated with our new facility. We used less than $0.1 million of cash during the three months ended March 31, 2021 for the purchase of equipment.

Net cash provided by financing activities. We generated less than $0.1 million and $0.3 million of cash during the three months ended March 31, 2022 and 2021, respectively. The cash generated in both periods was driven by the proceeds from issuance of stock, net of issuance costs.

Capital Resources

As of March 31, 2022, the Company did not have any debt.

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

None.

ITEM 1A. RISK FACTORS

None.

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

STEREOTAXIS, INC. (Registrant)

Date: May 11, 2022	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: May 11, 2022	By:	/s/ Kimberly R. Peery
Kimberly R. Peery Chief Financial Officer

