Form 10-Q
period 2022-06-30
Stereotaxis, Inc.
filed 2022-08-11
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

The number of outstanding shares of the registrant’s common stock on July 31, 2022 was 74,790,074.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

(in thousands, except share amounts)	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,498	$38,739
Restricted cash - current	618	454
Accounts receivable, net of allowance of $225 and $180 at 2022 and 2021, respectively	3,748	5,406
Inventories, net	7,786	4,433
Prepaid expenses and other current assets	991	2,356
Total current assets	46,641	51,388
Property and equipment, net	3,260	2,632
Restricted cash	1,006	952
Operating lease right-of-use assets	5,553	5,735
Prepaid and other non-current assets	218	278
Total assets	$56,678	$60,985

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,244	$4,189
Accrued liabilities	2,126	2,528
Deferred revenue	6,959	6,277
Current portion of operating lease liabilities	328	268
Total current liabilities	13,657	13,262
Long-term deferred revenue	1,630	2,238
Operating lease liabilities	5,663	5,842
Other liabilities	202	219
Total liabilities	21,152	21,561

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,386 and 22,387 shares outstanding at 2022 and 2021, respectively	5,584	5,584

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2022 and 2021	6	6

Common stock, par value $0.001; 300,000,000 shares authorized, 74,686,056 and 74,618,240 shares issued at 2022 and 2021, respectively	75	75
Additional paid in capital	537,963	532,641
Treasury stock, 4,015 shares at 2022 and 2021	(206)	(206)
Accumulated deficit	(507,896)	(498,676)
Total stockholders’ equity	29,942	33,840
Total liabilities and stockholders’ equity	$56,678	$60,985

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenue:
Systems	$602	$2,686	$2,236	$5,289
Disposables, service and accessories	5,550	6,118	10,953	11,892
Sublease	-	247	-	493
Total revenue	6,152	9,051	13,189	17,674

Cost of revenue:
Systems	509	1,390	1,801	2,825
Disposables, service and accessories	973	882	1,794	1,808
Sublease	-	247	-	493
Total cost of revenue	1,482	2,519	3,595	5,126

Gross margin	4,670	6,532	9,594	12,548

Operating expenses:
Research and development	2,893	2,717	5,340	5,084
Sales and marketing	3,279	3,045	6,225	5,992
General and administrative	3,677	4,161	7,297	6,391
Total operating expenses	9,849	9,923	18,862	17,467
Operating loss	(5,179)	(3,391)	(9,268)	(4,919)

Interest income (expense), net	45	(3)	48	(7)
Gain on extinguishment of debt	-	2,183	-	2,183
Net loss	$(5,134)	$(1,211)	$(9,220)	$(2,743)

Cumulative dividend on convertible preferred stock	(335)	(335)	(666)	(668)
Net loss attributable to common stockholders	$(5,469)	$(1,546)	$(9,886)	$(3,411)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.02)	$(0.13)	$(0.05)
Diluted	$(0.07)	$(0.02)	$(0.13)	$(0.05)

Weighted average number of common shares and equivalents:
Basic	75,953,916	75,547,574	75,915,864	75,362,521
Diluted	75,953,916	75,547,574	75,915,864	75,362,521

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2021

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at March 31, 2021	22,408	$5,578	5,610,121	$6	74,089,659	$74	$524,389	$(206)	$(489,492)	$34,771
Issuance of common stock		-	-	-	89,778		87	-		87
Share-based compensation			-		242,250		2,785			2,785
Components of net loss			-						(1,211)	(1,211)
Employee stock purchase plan			-		5,204		33			33
Preferred stock conversion	(1)		-		1,974					-
Balance at June 30, 2021	22,407	$5,578	5,610,121	$6	74,428,865	$74	$527,294	$(206)	$(490,703)	$36,465

Three Months Ended June 30, 2022

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at March 31, 2022	22,386	$5,584	5,610,121	$6	74,647,329	$75	$535,209	$(206)	$(502,762)	$32,322
Issuance of common stock	-	-	-	-	30,229		26	-		26
Share-based compensation	-		-				2,698			2,698
Components of net loss	-		-						(5,134)	(5,134)
Employee stock purchase plan	-		-		8,498		30			30
Preferred stock conversion	-		-							-
Balance at June 30, 2022	22,386	$5,584	5,610,121	$6	74,686,056	$75	$537,963	$(206)	$(507,896)	$29,942

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2021

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020	22,513	$5,605	5,610,121	$6	73,694,203	$74	$522,710	$(206)	$(487,960)	$34,624
Issuance of common stock					244,584		340			340
Share-based compensation					272,500		4,156			4,156
Components of net loss									(2,743)	(2,743)
Employee stock purchase plan					11,207		61			61
Preferred stock conversion	(106)	(27)			206,371		27			27
Balance at June 30, 2021	22,407	$5,578	5,610,121	$6	74,428,865	$74	$527,294	$(206)	$(490,703)	$36,465

Six Months Ended June 30, 2022

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2021	22,387	$5,584	5,610,121	$6	74,618,240	$75	$532,641	$(206)	$(498,676)	$33,840
Issuance of common stock					40,523		45			45
Share-based compensation					10,699		5,211			5,211
Components of net loss									(9,220)	(9,220)
Employee stock purchase plan					14,569		66			66
Preferred stock conversion	(1)				2,025					-
Balance at June 30, 2022	22,386	$5,584	5,610,121	$6	74,686,056	$75	$537,963	$(206)	$(507,896)	$29,942

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(9,220)	$(2,743)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	194	54
Non-cash lease (expense)	63	(26)
Share-based compensation	5,211	4,156
Gain on debt extinguishment	-	(2,183)
Non-cash interest	-	25
Changes in operating assets and liabilities:
Accounts receivable	1,658	(1,137)
Inventories	(3,353)	(851)
Prepaid expenses and other current assets	1,365	(931)
Compensating cash arrangement	-	(1)
Other assets	60	25
Accounts payable	1,037	(484)
Accrued liabilities	(403)	(352)
Deferred revenue	75	4,102
Other liabilities	(17)	75
Net cash used in operating activities	(3,330)	(271)
Cash flows from investing activities
Purchase of property and equipment	(1,804)	(150)
Net cash used in investing activities	(1,804)	(150)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	111	402
Net cash provided by financing activities	111	402
Net decrease in cash, cash equivalents, and restricted cash	(5,023)	(19)
Cash, cash equivalents, and restricted cash at beginning of period	40,145	43,940
Cash, cash equivalents, and restricted cash at end of period	$35,122	$43,921

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$116	$-

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of June 30th:
Cash and cash equivalents	$33,498	$42,054
Restricted cash - current	618	1,484
Restricted cash	1,006	383
Total cash, cash equivalents, and restricted cash	$35,122	$43,921

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six-month period ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for future operating periods.

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

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $1.6 million and $1.4 million at June 30, 2022 and December 31, 2021, respectively.

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

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds which totaled $1.6 million and $1.4 million as of June 30, 2022 and December 31, 2021, respectively. The financial assets consisting of cash equivalents invested in money market funds are classified as Level 2 as described above and total interest income recorded for these investments was insignificant for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and 2021, the Company did not have any financial liabilities valued at fair value on a recurring basis.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were less than $0.1 million and $0.1 million for the six months ended June 30, 2022 and 2021 respectively. Revenue from system delivery and installation represented 17% and 30% of revenue for the six months ended June 30, 2022 and 2021, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the six months ended June 30, 2022 and 2021. Disposable revenue represented 31% and 25% of revenue for the six months ended June 30, 2022 and 2021, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 8% and 7% of revenue for the six-month periods ended June 30, 2022 and 2021, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 44% and 35% of revenue for the six months ended June 30, 2022 and 2021, respectively.

Sublease Revenue:

A portion of our former principal executive office was subleased to a third party through 2021. The sublease ended December 31, 2021. In accordance with Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), the Company recorded sublease income as revenue. Sublease revenue represented 3% of revenue for the six months ended June 30, 2021.

The following table summarizes the Company’s revenue for systems, disposables, service and accessories and sublease for the six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2022	2021	2022	2021
Systems	$602	$2,686	$2,236	$5,289
Disposables, service and accessories	5,550	6,118	10,953	11,892
Sublease	-	247	-	493
Total revenue	$6,152	$9,051	$13,189	$17,674

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $14.2 million as of June 30, 2022. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	June 30, 2022	December 31, 2021
Contract Assets - unbilled receivables	$208	$178

Customer deposits	$1,234	$925
Product shipped, revenue deferred	1,794	1,794
Deferred service and license fees	5,561	5,796
Total deferred revenue	$8,589	$8,515
Less: Long-term deferred revenue	(1,630)	(2,238)
Total current deferred revenue	$6,959	$6,277

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

Revenue recognized for the six months ended June 30, 2022 and 2021, that was included in the deferred revenue balance at the beginning of each reporting period was $4.6 million and $4.0 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.2 million as of June 30, 2022 and December 31, 2021. The Company did not incur any impairment losses during any of the periods presented.

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

Shares purchased by employees under the 2009 and 2022 Employee Stock Purchase Plans are considered to be non-compensatory.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(5,134)	$(1,211)	$(9,220)	$(2,743)
Cumulative dividend on Series A Convertible Preferred Stock	(335)	(335)	(666)	(668)
Net loss attributable to common stockholders	$(5,469)	$(1,546)	$(9,886)	$(3,411)

Weighted average number of common shares and equivalents:	75,953,916	75,547,574	75,915,864	75,362,521
Basic EPS	$(0.07)	$(0.02)	$(0.13)	$(0.05)
Diluted EPS	$(0.07)	$(0.02)	$(0.13)	$(0.05)

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

As of June 30, 2022, the Company had 3,385,126 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $4.26 per share, 46,328,875 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, 5,610,121 shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 1,215,604 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding as of June 30, 2022.

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

3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$5,554	$3,642
Work in process	1,405	133
Finished goods	2,981	2,823
Reserve for excess and obsolescence	(2,154)	(2,165)
Total inventory	$7,786	$4,433

The reserve for excess and obsolescence primarily includes Niobe Systems and related raw materials and spare parts.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$338	$1,012
Prepaid commissions	204	229
Deposits	584	1,276
Other assets	83	117
Total prepaid expenses and other assets	1,209	2,634
Less: Noncurrent prepaid expenses and other assets	(218)	(278)
Total current prepaid expenses and other assets	$991	$2,356

5. Property and Equipment

Property and Equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Equipment	$3,684	$3,670
Leasehold improvements	2,521	17
Construction in process	349	2,156
	6,554	5,843
Less: Accumulated depreciation	(3,294)	(3,211)
Net property and equipment	$3,260	$2,632

The Company had approximately $0.8 million of property and equipment additions during the six months ended June 30, 2022 associated with the buildout of the new leased space in St. Louis, Missouri.

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

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. As of June 30, 2022, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 9.5 years.

The following table represents lease costs and other lease information (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Operating lease cost	$226	$583	$451	$1,165
Short-term lease cost	10	14	20	31
Sublease income	-	(247)	-	(493)
Total net lease cost	$236	$350	$471	$703

Cash paid within operating cash flows	$220	$539	$654	$1,170

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2022 were as follows (in thousands):

June 30, 2022
2022	$413
2023	871
2024	891
2025	912
2026	933
2027 and thereafter	4,986
Total lease payments	$9,006
Less: Interest	(3,015)
Present value of lease liabilities	$5,991

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued salaries, bonus, and benefits	$1,213	$1,516
Accrued licenses and maintenance fees	484	484
Accrued warranties	209	242
Accrued taxes	165	177
Accrued investigational sites	102	123
Accrued lease deposit payable	5	124
Other	150	81
Total accrued liabilities	2,328	2,747
Less: Long term accrued liabilities	(202)	(219)
Total current accrued liabilities	$2,126	$2,528

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

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. The Company’s Series B Preferred is entitled to dividends equal to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. Until all shares of the Company’s Series A Preferred Stock have been converted or redeemed, no dividends may be paid on the common stock or the Series B Preferred Stock without the express written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock or the holders of shares of the Series B Preferred, the holders of shares of the Series A Preferred Stock are entitled to participate in such dividend or distribution on an as-converted basis. No dividends have been declared or paid as of June 30, 2022, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $3.5 million and $2.5 million for the six-month period ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, the Company had approximately $47.7 million and $54.9 million, respectively of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of June 30, 2022, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

Stock Award Plans

The Company has various stock plans that permit the Company to provide incentives to employees and directors of the Company in the form of equity compensation. In February 2022, the Compensation Committee of the Board of Directors adopted the 2022 Stock Incentive Plan (the “Plan”) which was subsequently approved by the Company’s shareholders. This plan replaced the 2012 Stock Incentive Plan which expired on May 19, 2022.

At June 30, 2022, the Company had 4,107,114 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2022, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $6.2 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six-month period ended June 30, 2022 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2021	2,818,012	$0.74 - $9.87	$4.10
Granted	760,500	$2.66 - $5.21	$4.80
Exercised	(40,523)	$0.74 - $4.52	$1.11
Forfeited	(152,863)	$0.74 - $7.70	$4.89
Outstanding, June 30, 2022	3,385,126	$0.74 - $9.87	$4.26

A summary of the restricted stock unit activity for the six-month period ended June 30, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2021	1,164,723	$3.57
Granted	61,580	$9.56
Vested	(10,699)	$9.37
Outstanding, June 30, 2022	1,215,604	$3.82

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

	Fair Value Measurement Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at June 30, 2022:
Cash invested in money market accounts	$1,625	$—	$1,625	$—
Total assets at fair value	$1,625	$—	$1,625	$—
Assets at December 31, 2021:
Cash invested in money market accounts	$1,406	$—	$1,406	$—
Total assets at fair value	$1,406	$—	$1,406	$—

The Company did not have any financial liabilities valued at fair value on a recurring basis as of June 30, 2022 or December 31, 2021.

Level 1

The Company does not have any financial assets or liabilities classified as Level 1.

Level 2

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds in the amount of $1.6 million and $1.4 million at June 30, 2022 and December 31, 2021, respectively. These assets are classified as Level 2, as described above, and total interest income recorded for these investments was less than $0.1 million during the six months ended June 30, 2022 and year ended December 31, 2021.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Warranty accrual, beginning of the fiscal period	$242	$158
Accrual adjustment for product warranty	92	199
Payments made	(125)	(115)
Warranty accrual, end of the fiscal period	$209	$242

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

In the first half of 2022, procedure volumes continue to be challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors. Procedures in the first half of 2022 declined by approximately 13% as compared to the prior year first half with the most noticeable declines occurring in the Asia Pacific and North American geographies.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were less than $0.1 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the six months ended June 30, 2022 and 2021.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.2 million as of June 30, 2022 and December 31, 2021. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue. Revenue decreased from $9.1 million for the three months ended June 30, 2021, to $6.2 million for the three months ended June 30, 2022, a decrease of 32%. Revenue from the sales of systems decreased to $0.6 million for the three months ended June 30, 2022 from $2.7 million for the three months ended June 30, 2021 due to decreased system shipments in the current year period. Revenue from sales of disposable interventional devices, service, and accessories decreased to $5.6 million for the three months ended June 30, 2022, from $6.1 million for the three months ended June 30, 2021, a decrease of approximately 9%, primarily driven by timing of service contract revenue and lower procedure volumes during the current year period. The Company recognized $0.2 million of sublease revenue for the three-month period ended June 30, 2021. The sublease ended December 31, 2021.

Cost of Revenue. Cost of revenue decreased from $2.5 million for the three months ended June 30, 2021, to $1.5 million for the three months ended June 30, 2022, a decrease of approximately 41%. As a percentage of our total revenue, overall gross margin increased to 76% for the three months ended June 30, 2022, from 72% for the three months ended June 30, 2021. Cost of revenue for systems sold decreased to $0.5 million for the three months ended June 30, 2022, from $1.4 million for the three months ended June 30, 2021, driven by decreased system sales volumes and changes in product mix in the current year period. Gross margin for systems was $0.1 million for the three months ended June 30, 2022, compared to $1.3 million for the three months ended June 30, 2021. Cost of revenue for disposables, service, and accessories increased to $1.0 million for the three months ended June 30, 2022 from $0.9 million for the three months ended June 30, 2021. Gross margin for disposables, service, and accessories was 83% for the three months ended June 30,2022 compared to 86% for the three months ended June 30, 2021. Cost of sublease revenue was $0.2 million for the three months ended June 30, 2021. The sublease ended December 31, 2021.

Research and Development Expenses. Research and development expenses increased from $2.7 million for the three months ended June 30, 2021, to $2.9 million for the three months ended June 30, 2022, an increase of approximately 6%. This increase was primarily driven by project timing.

Sales and Marketing Expenses. Sales and marketing expenses increased from $3.0 million for the three months ended June 30, 2021, to $3.3 million for the three months ended June 30, 2022, an increase of approximately 8% primarily due to higher trade show expense.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses decreased from $4.2 million for the three months ended June 30, 2021, to $3.7 million for the three months ended June 30, 2022, a decrease of approximately 12%. This decrease was primarily driven by lower stock-based compensation expense and reduced professional service fees in the current year period.

Interest Income (Expense). Net interest income (expense) was less than $0.1 million for the three months ended June 30, 2022 and 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue. Revenue decreased from $17.7 million for the six months ended June 30, 2021 to $13.2 million for the six months ended June 30, 2022, a decrease of approximately 25%. Revenue from the sales of systems decreased to $2.2 million for the six months ended June 30, 2022 from $5.3 million for the six months ended June 30, 2021 driven by decreased system sales volumes and changes in product mix in the current year period. Revenue from sales of disposable interventional devices, service and accessories decreased to $11.0 million for the six months ended June 30, 2022 from $11.9 million for the six months ended June 30, 2021, a decrease of approximately 8%, driven by lower procedure volumes and service contracts. Sublease revenue was $0.5 million for the six-month period ended June 30, 2021. The sublease ended December 31, 2021.

Cost of Revenue. Cost of revenue decreased from $5.1 million for the six months ended June 30, 2021 to $3.6 million for the six months ended June 30, 2022, a decrease of approximately 30%. As a percentage of our total revenue, overall gross margin increased to 73% for the six months ended June 30, 2022 from 71% for the six months ended June 30, 2021, primarily due to changes in product mix. Cost of revenue for systems sold decreased from $2.8 million for the six months ended June 30, 2021 to $1.8 million for the six months ended June 30, 2022, driven by decreased system sales volumes. Gross margin for systems decreased from $2.5 million for the six months ended June 30, 2021 to $0.4 million for the six months ended June 30, 2022. Cost of revenue for disposables, service, and accessories remained consistent at $1.8 million for the six months ended June 30, 2022 and 2021. Gross margin for disposables, service and accessories was 84% for the six months ended June 30, 2022 compared to 85% for the six months ended June 30, 2021. Cost of sublease revenue was $0.5 million for the six months ended June 30, 2021. The sublease ended December 31, 2021.

Research and Development Expenses. Research and development expenses increased from $5.1 million for the six months ended June 30, 2021 to $5.3 million for the six months ended June 30, 2022, an increase of approximately 5%. This increase was primarily due to higher project spending and hiring in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses increased from $6.0 million for the six months ended June 30, 2021 to $6.2 million for the six months ended June 30, 2022, an increase of approximately 4%. This increase was primarily due to higher travel and trade show expenses in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased to $7.3 million for the six months ended June 30, 2022 from $6.4 million for the six months ended June 30, 2021, an increase of approximately 14%. This increase was primarily driven by higher stock-based compensation expense for the previously announced CEO Performance Award partially offset by lower professional service fees in the current year period.

Interest Income (Expense). Net interest income (expense) was less than $0.1 million for the six months ended June 30, 2022 and 2021.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and cash equivalents. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 pandemic, the increasing recession risk, and macroeconomic headwinds.

At June 30, 2022 we had $35.1 million of cash and cash equivalents, inclusive of restricted cash. We had working capital of $33.0 million as of June 30, 2022, compared to $38.1 million as of December 31, 2021.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flow used in operating activities	$(3,330)	$(271)
Cash flow used in investing activities	(1,804)	(150)
Cash flow provided by financing activities	111	402

Net cash used in operating activities. We used approximately $3.3 million and $0.3 million of cash for operating activities during the six months ended June 30, 2022 and 2021, respectively. The increase in cash used in operating activities was driven by the increase in operating loss.

Net cash used in investing activities. We used approximately $1.8 million of cash during the six months ended June 30, 2022, for the purchase of equipment, construction and design costs associated with our new facility. We used less than $0.2 million of cash during the six months ended June 30, 2021 for the purchase of equipment.

Net cash provided by financing activities. We generated $0.1 million and $0.4 million of cash from financing activities during the six months ended June 30, 2022 and 2021, respectively. The cash generated in both periods was driven by the proceeds from issuance of stock, net of issuance costs.

Capital Resources

As of June 30, 2022, the Company did not have any debt.

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

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on August 8, 2019.

3.5	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1#	Stereotaxis, Inc. 2022 Stock Incentive Plan, filed herewith.

10.2#	Stereotaxis, Inc. 2022 Employee Stock Purchase Plan, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: August 11, 2022	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: August 11, 2022	By:	/s/ Kimberly R. Peery
Kimberly R. Peery Chief Financial Officer

