Form 10-Q
period 2022-09-30
Stereotaxis, Inc.
filed 2022-11-14
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

The number of outstanding shares of the registrant’s common stock on October 31, 2022 was 74,844,714.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

(in thousands, except share amounts)	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$30,938	$38,739
Restricted cash - current	618	454
Accounts receivable, net of allowance of $227 and $180 at 2022 and 2021, respectively	5,077	5,406
Inventories, net	8,161	4,433
Prepaid expenses and other current assets	1,285	2,356
Total current assets	46,079	51,388
Property and equipment, net	3,409	2,632
Restricted cash	875	952
Operating lease right-of-use assets	5,479	5,735
Prepaid and other non-current assets	233	278
Total assets	$56,075	$60,985

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,941	$4,189
Accrued liabilities	3,211	2,528
Deferred revenue	8,043	6,277
Current portion of operating lease liabilities	359	268
Total current liabilities	15,554	13,262
Long-term deferred revenue	1,416	2,238
Operating lease liabilities	5,586	5,842
Other liabilities	168	219
Total liabilities	22,724	21,561

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,386 and 22,387 shares outstanding at 2022 and 2021, respectively	5,584	5,584

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2022 and 2021	6	6

Common stock, par value $0.001; 300,000,000 shares authorized, 74,832,278 and 74,618,240 shares issued at 2022 and 2021, respectively	75	75
Additional paid in capital	540,706	532,641
Treasury stock, 4,015 shares at 2022 and 2021	(206)	(206)
Accumulated deficit	(512,814)	(498,676)
Total stockholders’ equity	27,767	33,840
Total liabilities and stockholders’ equity	$56,075	$60,985

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenue:
Systems	$2,413	$3,541	$4,649	$8,829
Disposables, service and accessories	5,244	5,319	16,197	17,211
Sublease	-	246	-	740
Total revenue	7,657	9,106	20,846	26,780

Cost of revenue:
Systems	2,016	3,375	3,817	6,200
Disposables, service and accessories	1,074	751	2,868	2,558
Sublease	-	246	-	740
Total cost of revenue	3,090	4,372	6,685	9,498

Gross margin	4,567	4,734	14,161	17,282

Operating expenses:
Research and development	2,818	2,500	8,158	7,584
Sales and marketing	3,111	2,910	9,337	8,902
General and administrative	3,690	3,944	10,986	10,335
Total operating expenses	9,619	9,354	28,481	26,821
Operating loss	(5,052)	(4,620)	(14,320)	(9,539)

Interest income (expense), net	135	1	182	(5)
Gain on extinguishment of debt	-	-	-	2,183
Net loss	$(4,917)	$(4,619)	$(14,138)	$(7,361)

Cumulative dividend on convertible preferred stock	(339)	(338)	(1,005)	(1,007)
Net loss attributable to common stockholders	$(5,256)	$(4,957)	$(15,143)	$(8,368)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.07)	$(0.20)	$(0.11)
Diluted	$(0.07)	$(0.07)	$(0.20)	$(0.11)

Weighted average number of common shares and equivalents:
Basic	76,100,007	75,700,389	75,977,920	75,476,381
Diluted	76,100,007	75,700,389	75,977,920	75,476,381

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2021

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2021	22,407	$5,578	5,610,121	$6	74,428,865	$74	$527,294	$(206)	$(490,702)	$36,466
Issuance of common stock					54,146	1	107			108
Share-based compensation					53,454		2,597			2,597
Components of net loss									(4,619)	(4,619)
Employee stock purchase plan					2,952		27			27
Preferred stock conversion	(20)	6			39,781		(6)			(6)
Balance at September 30, 2021	22,387	$5,584	5,610,121	$6	74,579,198	$75	$530,019	$(206)	$(495,321)	$34,573

Three Months Ended September 30, 2022

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at June 30, 2022	22,386	$5,584	5,610,121	$6	74,686,056	$75	$537,963	$(206)	$(507,897)	$29,941
Issuance of common stock					31,437		22			22
Share-based compensation					100,027		2,695			2,695
Components of net loss									(4,917)	(4,917)
Employee stock purchase plan					14,758		26			26
Balance at September 30, 2022	22,386	$5,584	5,610,121	$6	74,832,278	$75	$540,706	$(206)	$(512,814)	$27,767

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2021

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2020	22,513	$5,605	5,610,121	$6	73,694,203	$74	$522,710	$(206)	$(487,960)	$34,624
Issuance of common stock					298,730	1	446			447
Share-based compensation					325,954		6,753			6,753
Components of net loss									(7,361)	(7,361)
Employee stock purchase plan					14,159		89			89
Preferred stock conversion	(126)	(21)			246,152		21			21
Balance at September 30, 2021	22,387	$5,584	5,610,121	$6	74,579,198	$75	$530,019	$(206)	$(495,321)	$34,573

Nine Months Ended September 30, 2022

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2021	22,387	$5,584	5,610,121	$6	74,618,240	$75	$532,641	$(206)	$(498,676)	$33,840
Issuance of common stock					71,960		67			67
Share-based compensation					110,726		7,906			7,906
Components of net loss									(14,138)	(14,138)
Employee stock purchase plan					29,327		92			92
Preferred stock conversion	(1)				2,025					-
Balance at September 30, 2022	22,386	$5,584	5,610,121	$6	74,832,278	$75	$540,706	$(206)	$(512,814)	$27,767

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(14,138)	$(7,361)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	298	80
Non-cash lease (expense)	90	111
Share-based compensation	7,906	6,753
Gain on debt extinguishment	-	(2,183)
Non-cash interest	-	24
Changes in operating assets and liabilities:
Accounts receivable	329	(1,558)
Inventories	(3,280)	(559)
Prepaid expenses and other current assets	1,071	(668)
Compensating cash arrangement	-	(1)
Other assets	45	55
Accounts payable	687	1,492
Accrued liabilities	(19)	(647)
Deferred revenue	1,199	2,650
Other liabilities	(51)	85
Net cash used in operating activities	(5,863)	(1,727)
Cash flows from investing activities
Purchase of property and equipment	(2,009)	(201)
Net cash used in investing activities	(2,009)	(201)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	159	536
Net cash provided by financing activities	159	536
Net decrease in cash, cash equivalents, and restricted cash	(7,713)	(1,392)
Cash, cash equivalents, and restricted cash at beginning of period	40,144	43,940
Cash, cash equivalents, and restricted cash at end of period	$32,431	$42,548

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$163	$830

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of September 30th:
Cash and cash equivalents	$30,938	$40,243
Restricted cash - current	618	1,605
Restricted cash	875	700
Total cash, cash equivalents, and restricted cash	$32,431	$42,548

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine-month period ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (SEC) on March 10, 2022.

Certain prior year amounts have been reclassified to conform to the 2022 presentation.

Risks and Uncertainties

The novel coronavirus COVID-19 (“COVID-19”) pandemic has resulted, and is likely to continue to result, in significant, periodic disruptions to the economy, as well as business and capital markets around the world. The full extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on numerous evolving factors that we may not be able to accurately predict.

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

If governmental authorities around the world reinstitute prolonged mandatory closures, social distancing protocols and shelter-in-place orders, or as private parties on whom we rely to operate our business put in place their own protocols that go beyond those instituted by relevant governmental authorities, our ability to adequately staff and maintain our operations or further our product development could be negatively impacted.

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

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $1.5 million and $1.4 million as of September 30, 2022 and December 31, 2021, respectively.

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

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds which totaled $1.5 million and $1.4 million as of September 30, 2022 and December 31, 2021, respectively. The financial assets consisting of cash equivalents invested in money market funds are classified as Level 2 and total interest income recorded for these investments was less than $0.2 million during the nine months ended September 30, 2022 and insignificant during the year ended December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company did not have any financial liabilities valued at fair value on a recurring basis.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were $0.1 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. Revenue from system delivery and installation represented 22% and 33% of revenue for the nine months ended September 30, 2022 and 2021, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the nine months ended September 30, 2022 and 2021. Disposable revenue represented 29% and 23% of revenue for the nine months ended September 30, 2022 and 2021, respectively.

Royalty:

The Company is entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 8% and 7% of revenue for the nine months ended September 30, 2022 and 2021, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 41% and 34% of revenue for the nine months ended September 30, 2022 and 2021, respectively.

Sublease Revenue:

A portion of our former principal executive office was subleased to a third party through 2021. The sublease ended December 31, 2021. In accordance with Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), the Company recorded sublease income as revenue. Sublease revenue represented 3% of revenue for the nine months ended September 30, 2021.

The following table summarizes the Company’s revenue for systems, disposables, service and accessories and sublease for the nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Systems	$2,413	$3,541	$4,649	$8,829
Disposables, service and accessories	5,244	5,319	16,197	17,211
Sublease	-	246	-	740
Total revenue	$7,657	$9,106	$20,846	$26,780

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $13.9 million as of September 30, 2022. Performance obligations arising from contracts for disposables, royalty and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	September 30, 2022	December 31, 2021
Contract Assets - unbilled receivables	$351	$178

Customer deposits	$1,813	$925
Product shipped, revenue deferred	1,644	1,794
Deferred service and license fees	6,002	5,796
Total deferred revenue	$9,459	$8,515
Less: Long-term deferred revenue	(1,416)	(2,238)
Total current deferred revenue	$8,043	$6,277

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was earned but not billed on service contracts and revenue from system contracts that was recognized based on the relative selling price of the related satisfied performance obligations and the contractual billing terms in the arrangements. Customer deposits primarily relate to future system sales but can also include deposits on disposable sales. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. The Company did not have any impairment losses on its contract assets for the periods presented.

Revenue recognized for the nine months ended September 30, 2022 and 2021, that was included in the deferred revenue balance at the beginning of each reporting period was $5.6 million and $4.8 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.2 million as of September 30, 2022 and December 31, 2021. The Company did not incur any impairment losses during any of the periods presented.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(4,917)	$(4,619)	$(14,138)	$(7,361)
Cumulative dividend on convertible preferred stock	(339)	(338)	(1,005)	(1,007)
Net loss attributable to common stockholders	$(5,256)	$(4,957)	$(15,143)	$(8,368)

Weighted average number of common shares and equivalents:	76,100,007	75,700,389	75,977,920	75,476,381
Basic EPS	$(0.07)	$(0.07)	$(0.20)	$(0.11)
Diluted EPS	$(0.07)	$(0.07)	$(0.20)	$(0.11)

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

As of September 30, 2022, the Company had 3,239,133 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $4.29 per share, 46,849,717 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, 5,610,121 shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 1,208,739 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding as of September 30, 2022.

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

3. Inventories

Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$6,831	$3,642
Work in process	384	133
Finished goods	2,825	2,823
Reserve for excess and obsolescence	(1,879)	(2,165)
Total inventory	$8,161	$4,433

The reserve for excess and obsolescence primarily includes Niobe Systems and related raw materials and spare parts.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$599	$1,012
Prepaid commissions	213	229
Deposits	640	1,276
Other assets	66	117
Total prepaid expenses and other assets	1,518	2,634
Less: Noncurrent prepaid expenses and other assets	(233)	(278)
Total current prepaid expenses and other assets	$1,285	$2,356

5. Property and Equipment

Property and Equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Equipment	$3,770	$3,670
Leasehold improvements	2,507	17
Construction in process	478	2,156
	6,755	5,843
Less: Accumulated depreciation	(3,346)	(3,211)
Net property and equipment	$3,409	$2,632

The Company had approximately $1.0 million of property and equipment additions during the nine months ended September 30, 2022 associated with the buildout of the new leased space in St. Louis, Missouri.

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

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. ASC 842 requires the use of the discount rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception. As of September 30, 2022, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 9.24 years.

The following table represents lease costs and other lease information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$227	$733	$678	$1,898
Short-term lease cost	4	14	24	45
Sublease income	-	(246)	-	(740)
Total net lease cost	$231	$501	$702	$1,203

Cash paid within operating cash flows	$232	$624	$886	$1,794

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2022 were as follows (in thousands):

September 30, 2022
2022	$214
2023	877
2024	898
2025	919
2026	935
2027 and thereafter	4,986
Total lease payments	$8,829
Less: Interest	(2,884)
Present value of lease liabilities	$5,945

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued salaries, bonus, and benefits	$1,492	$1,516
Accrued licenses and maintenance fees	484	484
Accrued warranties	166	242
Accrued taxes	269	177
Accrued investigational sites	92	123
Accrued lease deposit payable	5	124
Deferred contract obligation	738	-
Other	133	81
Total accrued liabilities	3,379	2,747
Less: Long term accrued liabilities	(168)	(219)
Total current accrued liabilities	$3,211	$2,528

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

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. The Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) is entitled to dividends equal to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. Until all shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been converted or redeemed, no dividends may be paid on the common stock or the Series B Preferred Stock without the express written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock or the holders of shares of the Series B Preferred Stock, the holders of shares of the Series A Preferred Stock are entitled to participate in such dividend or distribution on an as-converted basis. No dividends have been declared or paid as of September 30, 2022, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

Series B Convertible Preferred Stock

On August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, as part of a private placement, agreed to issue and sell to the investors 5,610,121 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), $0.001 par value per share which are convertible into shares of the Company’s common stock, at a price of $2.05 per share. The Series B Preferred Stock, which is a common stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Preferred Stock is reported in the stockholders’ equity section of the Company’s balance sheet.

Series A Convertible Preferred Stock and Warrants

In September 2016, the Company issued (i) 24,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share, with a stated value of $1,000 per share, which are convertible into shares of the Company’s common stock at an initial conversion rate of $0.65 per share, subject to adjustment for events such as stock splits, combinations and the like as provided in the certificate of designations covering such Series A Preferred Stock, and (ii) (the SPA Warrants) to purchase an aggregate of 36,923,078 shares of common stock. The shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The Series A Preferred Stock bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Preferred Stock. Each holder of convertible preferred shares has the right to require us to redeem such holder’s shares of Series A Preferred Stock upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets, or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the Series A Preferred Stock in the event of a defined change of control. The Series A Preferred Stock ranks senior to our common stock as to distributions and payments upon the liquidation, dissolution, and winding up of the Company. Since the Series A Preferred Stock are subject to conditions for redemption that are outside the Company’s control, the Series A Preferred Stock are presently reported in the mezzanine section of the balance sheet.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $5.3 million and $4.3 million for the nine-month period ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and 2021, the Company had approximately $45.9 million and $53.1 million, respectively, of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of September 30, 2022, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

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

At September 30, 2022, the Company had 4,007,952 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2022, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $5.6 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine-month period ended September 30, 2022 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2021	2,818,012	$0.74 - $9.87	$4.10
Granted	766,500	$2.09 - $5.21	$4.78
Exercised	(111,791)	$0.74 - $4.52	$1.44
Forfeited	(233,588)	$0.74 - $7.70	$5.03
Outstanding, September 30, 2022	3,239,133	$0.74 - $9.87	$4.29

A summary of the restricted stock unit activity for the nine-month period ended September 30, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2021	1,164,723	$3.57
Granted	154,742	$7.68
Vested	(110,726)	$2.27
Outstanding, September 30, 2022	1,208,739	$4.21

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

	Fair Value Measurement Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at September 30, 2022:
Cash invested in money market accounts	$1,493	$—	$1,493	$—
Total assets at fair value	$1,493	$—	$1,493	$—
Assets at December 31, 2021:
Cash invested in money market accounts	$1,406	$—	$1,406	$—
Total assets at fair value	$1,406	$—	$1,406	$—

The Company did not have any financial liabilities valued at fair value on a recurring basis as of September 30, 2022 or December 31, 2021.

Level 1

The Company does not have any financial assets or liabilities classified as Level 1.

Level 2

The Company’s financial assets consist of restricted cash and cash equivalents invested in money market funds in the amount of $1.5 million and $1.4 million at September 30, 2022 and December 31, 2021, respectively. These assets are classified as Level 2, as described above, and total interest income recorded for these investments was less than $0.2 million during the nine months ended September 30, 2022 and insignificant during the year ended December 31, 2021, respectively.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Warranty accrual, beginning of the fiscal period	$242	$158
Accrual adjustment for product warranty	95	199
Payments made	(171)	(115)
Warranty accrual, end of the fiscal period	$166	$242

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

COVID-19 Pandemic

The impact of the COVID-19 pandemic has varied widely over time by individual geography. In 2021, resurgences of COVID-19 as well as hospital staffing shortages depressed procedure volumes at various times throughout the year. After such resurgences procedure volumes would generally stabilize or recover. Similarly, in 2022, procedure volumes continue to be challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were $0.1 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the nine months ended September 30, 2022 and 2021.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.2 million as of September 30, 2022 and December 31, 2021. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue. Revenue decreased from $9.1 million for the three months ended September 30, 2021, to $7.7 million for the three months ended September 30, 2022, a decrease of 16%. Revenue from the sales of systems decreased to $2.4 million for the three months ended September 30, 2022, from $3.5 million for the three months ended September 30, 2021, due to changes in product mix in the current year period. Revenue from sales of disposable interventional devices, service, and accessories was approximately $5.3 million for the three months ended September 30, 2022 and 2021. The Company recognized $0.2 million of sublease revenue for the three-month period ended September 30, 2021. The sublease ended December 31, 2021.

Cost of Revenue. Cost of revenue decreased from $4.4 million for the three months ended September 30, 2021, to $3.1 million for the three months ended September 30, 2022, a decrease of approximately 29%. As a percentage of our total revenue, overall gross margin increased to 60% for the three months ended September 30, 2022, from 52% for the three months ended September 30, 2021. Cost of revenue for systems sold decreased to $2.0 million for the three months ended September 30, 2022, from $3.4 million for the three months ended September 30, 2021, driven by changes in product mix in the current year period. Gross margin for systems was $0.4 million for the three months ended September 30, 2022, compared to $0.2 million for the three months ended September 30, 2021. Cost of revenue for disposables, service, and accessories increased to $1.1 million for the three months ended September 30, 2022, from $0.8 million for the three months ended September 30, 2021, driven by increased costs incurred under service contracts and changes in excess and obsolescence reserves. Gross margin for disposables, service, and accessories was 80% for the three months ended September 30,2022 compared to 86% for the three months ended September 30, 2021. Cost of sublease revenue was $0.2 million for the three months ended September 30, 2021. The sublease ended December 31, 2021.

Research and Development Expenses. Research and development expenses increased from $2.5 million for the three months ended September 30, 2021, to $2.8 million for the three months ended September 30, 2022, an increase of approximately 13%. This increase was primarily driven by project timing and measured hiring in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses increased from $2.9 million for the three months ended September 30, 2021, to $3.1 million for the three months ended September 30, 2022, an increase of approximately 7% primarily due to higher headcount costs.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses decreased from $3.9 million for the three months ended September 30, 2021, to $3.7 million for the three months ended September 30, 2022, a decrease of approximately 6%. This decrease was primarily driven by reduced professional service fees in the current year period.

Interest Income (Expense). Net interest income was approximately $0.1 million for the three months ended September 30, 2022, compared to less than $0.1 million for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue. Revenue decreased from $26.8 million for the nine months ended September 30, 2021, to $20.8 million for the nine months ended September 30, 2022, a decrease of approximately 22%. Revenue from the sales of systems decreased to $4.6 million for the nine months ended September 30, 2022, from $8.8 million for the nine months ended September 30, 2021, due to decreased system sales volumes and changes in product mix in the current year period. Revenue from sales of disposable interventional devices, service, and accessories decreased to $16.2 million for the nine months ended September 30, 2022, from $17.2 million for the nine months ended September 30, 2021, a decrease of approximately 6%, primarily driven by timing of service contract revenue, lower procedure volumes, and the strengthening of the US dollar during the current year period. Sublease revenue was $0.7 million for the nine-month period ended September 30, 2021. The sublease ended December 31, 2021.

Cost of Revenue. Cost of revenue decreased from $9.5 million for the nine months ended September 30, 2021, to $6.7 million for the nine months ended September 30, 2022, a decrease of approximately 30%. As a percentage of our total revenue, overall gross margin increased to 68% for the nine months ended September 30, 2022, from 65% for the nine months ended September 30, 2021, primarily due to changes in product mix. Cost of revenue for systems sold decreased from $6.2 million for the nine months ended September 30, 2021, to $3.8 million for the nine months ended September 30, 2022, driven by decreased system sales volumes and changes in product mix in the current year period. Gross margin for systems decreased from $2.6 million for the nine months ended September 30, 2021, to $0.8 million for the nine months ended September 30, 2022. Cost of revenue for disposables, service, and accessories increased to $2.9 million for the nine months ended September 30, 2022, from $2.6 million for the nine months ended September 30, 2021, driven by higher expenses incurred under service contracts. Gross margin for disposables, service and accessories was 82% for the nine months ended September 30, 2022, compared to 85% for the nine months ended September 30, 2021. Cost of sublease revenue was $0.7 million for the nine months ended September 30, 2021. The sublease ended December 31, 2021.

Research and Development Expenses. Research and development expenses increased from $7.6 million for the nine months ended September 30, 2021, to $8.2 million for the nine months ended September 30, 2022, an increase of approximately 8%. This increase was primarily due to higher project spending and measured hiring in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses increased from $8.9 million for the nine months ended September 30, 2021, to $9.3 million for the nine months ended September 30, 2022, an increase of approximately 5%. This increase was primarily due to higher travel and compensation expenses in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased to $11.0 million for the nine months ended September 30, 2022, from $10.3 million for the nine months ended September 30, 2021, an increase of approximately 6%. This increase was primarily driven by higher stock-based compensation expense for the previously announced CEO Performance Award partially offset by lower professional service fees in the current year period.

Interest Income (Expense). Net interest income was approximately $0.2 million for the nine months ended September 30, 2022, and net interest expense was less than $0.1 million for the nine months ended September 30, 2021.

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

At September 30, 2022 we had $32.4 million of cash and cash equivalents, inclusive of restricted cash. We had working capital of $30.5 million as of September 30, 2022, compared to $38.1 million as of December 31, 2021.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flow used in operating activities	$(5,863)	$(1,727)
Cash flow used in investing activities	(2,009)	(201)
Cash flow provided by financing activities	159	536

Net cash used in operating activities. We used approximately $5.9 million and $1.7 million of cash for operating activities during the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in operating activities was driven by the increase in operating loss.

Net cash used in investing activities. We used approximately $2.0 million of cash during the nine months ended September 30, 2022, for the purchase of equipment, construction and design costs associated with our new facility. We used approximately $0.2 million of cash during the nine months ended September 30, 2021 for the purchase of equipment and design costs associated with our new facility.

Net cash provided by financing activities. We generated approximately $0.2 million and $0.5 million of cash from financing activities during the nine months ended September 30, 2022 and 2021, respectively. The cash generated in both periods was driven by the proceeds from issuance of stock, net of issuance costs.

Capital Resources

As of September 30, 2022, the Company did not have any debt.

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

STEREOTAXIS, INC. (Registrant)

Date: November 14, 2022	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: November 14, 2022	By:	/s/ Kimberly R. Peery
Kimberly R. Peery Chief Financial Officer

