Form 10-K
period 2022-12-31
Stereotaxis, Inc.
filed 2023-03-09
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NYSE American on June 30, 2022) was approximately $110.7 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2023 was 75,045,484.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

STEREOTAXIS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

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

As of December 31, 2022, we had approximately $14.8 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. Of the December 31, 2022 backlog, we expect approximately 89% to be recognized as revenue over the course of 2023. We had backlog of approximately $10.1 million as of December 31, 2021. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation system can vary significantly from one reporting period to the next.

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

Disposables and Other Accessories

Our robotic magnetic navigation systems are designed to use a toolkit of associated disposable interventional devices. The toolkit currently consists of:

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

Biosense Webster has received FDA approval, and CE Mark for the CARTO® RMT navigation system for use with the Niobe System, the 4mm CELSIUS® RMT Diagnostic/Ablation Steerable Tip Catheter, the 4mm NAVISTAR® RMT Diagnostic/Ablation Steerable Tip Catheter, the 8mm Navistar RMT DS Diagnostic/Ablation Steerable Tip Catheter, and the 3.5mm NAVISTAR® RMT THERMOCOOL® Irrigated Tip Catheter. In addition, Biosense Webster has received FDA approval and CE Mark for the 3.5mm CELSIUS® RMT THERMOCOOL® Irrigated Tip Catheter. Biosense Webster also received China CFDA approval and Japan PMDA approval for the CARTO® RMT navigation system for use with the Niobe System, and the 3.5mm NAVISTAR® RMT THERMOCOOL® Irrigated Tip Catheter. Our strategic relationship with Biosense Webster provided for co-development of catheters that can be navigated with our system, both with and without Biosense Webster’s 3D catheter location sensing technology. In addition, we can utilize technology which allows our system to recognize specific disposable interventional devices in order to prevent unauthorized use of our system. See “Strategic Relationships” below for a description of our arrangements with Biosense Webster.

FINANCIAL INFORMATION ABOUT CUSTOMERS

No single customer accounted for more than 10% of total revenue for the years ended December 31, 2022 and 2021. Revenue from customers in China accounted for $3.7 million, or 10%, of total revenue for the year ended December 31, 2021. No other single country, other than the U.S., accounted for more than 10% of total revenue for the years ended December 31, 2022 and 2021.

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

Disposables Devices

We have entered into strategic relationships and successfully integrated with diagnostic mapping and imaging technologies to provide an ecosystem where physicians and patients benefit from the integration of procedure data.

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

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties contributed to the resources required for their development. Biosense Webster’s distribution rights for co-developed catheters were nonexclusive until December 31, 2022. We received royalty payments from Biosense Webster during the term of the agreement. The royalty payments were payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 7% of revenue for the years ended December 31, 2022 and 2021. Upon the expiration or termination of the agreement, other than due to a change of control of Stereotaxis, the agreement provided for a continuation of supply by Biosense Webster of the co-developed catheters to us or our customers for three years.

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

MANUFACTURING

Robotic Magnetic Navigation Systems and Odyssey Solution

Our manufacturing strategy for our Robotic Magnetic Navigation Systems and Odyssey Solution is to sub-contract many of the manufacture of major subassemblies of our systems to maximize manufacturing flexibility and lower fixed costs. We maintain quality control for all of our systems by completing final system assembly and inspection in-house.

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

General

Our manufacturing facility operates under processes that meet the FDA’s requirements under the Quality System Regulation (QSR). Our ISO registrar and European notified British Standard Institution (BSI) has audited our facility annually since 2001 and found the facility to be in compliance with relevant requirements. The most recent ISO 13485 and MDSAP Certificate of Registration were issued in 2022 and are valid through September 2025.

SALES AND MARKETING

We market our products in the U.S and internationally through a direct sales force of senior sales specialists, distributors and sales agents, supported by account managers and clinical specialists who provide training, clinical support, and other services to our customers.

Our sales and marketing efforts include two important elements: (1) selling robotic magnetic systems, Odyssey Solutions, and Stereotaxis Imaging Model S x-ray Systems directly and through distributors; and (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service.

REIMBURSEMENT

We believe that substantially all of the procedures, whether commercial or in clinical trials, conducted in the U.S. with the robotic magnetic navigation systems have been reimbursed to date. We expect that third-party payors will reimburse, under existing billing codes, procedures in which compatible ablation catheters are used. We expect healthcare facilities in the U.S. to bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurers, for services performed with our products. We believe that procedures performed using our products, or targeted for use by products that do not yet have regulatory clearance or approval, are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients. We cannot guarantee that reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures using the robotic magnetic navigation system.

In countries outside the United States, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. In Europe, we believe that substantially all of the procedures, whether commercial or in clinical trials, conducted with the robotic magnetic navigation systems have been reimbursed to date. In Japan, the Ministry of Health, Labor and Welfare (MHLW) has classified the Niobe System as a C2 medical device (the highest reimbursement category) and has established a “technical fee” of Japanese Yen 50,000 per procedure. In other foreign countries, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all.

See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

The proprietary nature of, and protection for, our products, processes and know-how are important to our business. We seek patent protection in the United States and internationally for our systems and other technology where available and when appropriate.

We have an extensive patent portfolio that we believe protects the fundamental scope of our technology and systems, including our robotic magnetic technology, navigational methods, mapping system and procedural workflows, 3D integration technology, and disposable interventional devices. As of December 31, 2022, we had 50 issued U.S. patents and 2 pending U.S. patent applications. In addition, we had 15 issued foreign patents and 2 pending foreign patent applications. The key patents that protect our technology and systems extend until 2028 and beyond.

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

The primary regulatory environment in Europe is that of the European Union (EU), which encompasses most of the major countries in Europe. The EU, along with other member countries of the European Economic Area, or EEA, requires that manufacturers of medical products obtain the right to affix the CE Mark to their products before selling them in member countries of the EEA. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable directives. In order to obtain the right to affix the CE Mark to products, a manufacturer must obtain certification that its processes meet certain quality standards. Compliance with the Medical Device Directive (MDD), as certified by a recognized European Notified Body, permits the medical device manufacturer to affix the CE Mark on its products and commercially distribute those products throughout the EEA. We are subject to annual surveillance audits and periodic re-certification audits in order to maintain our CE Mark permissions. A new Medical Device Regulation (MDR) was published by the EU in 2017 which will impose significant additional premarket and postmarket requirements. The MDR establishes a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Unlike directives, regulations are directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU. The MDR became effective on May 26, 2021. Devices lawfully placed on the market pursuant to the MDD prior to May 26, 2021, may generally continue to be made available on the market or put into service until and including May 26, 2025, provided that the requirements of the transitional provisions are fulfilled (referred to as the “sell-off” provision). In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the MDR. If it is adopted by the European Parliament and Council, under draft legislation proposed by the European Commission, the sell-off provision would be removed.

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

In addition, effective January 1, 2020, California passed the California Consumer Privacy Act (the “CCPA”), which is considered by many to be the most far-reaching data privacy law introduced in the U.S. to date and which introduces new compliance burdens on many organizations doing business in California who collect Personal Information about California residents. The CCPA’s definition of Personal Information is very broad and specifically includes biometric information. The CCPA took effect in 2020 and will allow for significant fines by the state attorney general, as well as a private right of action from individuals in relation to certain security breaches. The enactment of the CCPA is prompting a wave of similar legislative developments in other U.S. states and creating the potential for a patchwork of overlapping but different state laws. Additionally, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

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

As of December 31, 2022, we had 130 employees, 37 of whom were engaged directly in research and development, 58 in sales and marketing activities, 16 in manufacturing and service, and 19 in general administrative activities including finance, information systems, legal and general management. A significant majority of our employees are not covered by a collective bargaining agreement, and we consider our relationship with our employees to be positive. We also engage the services of independent contractors and consultants as needed for special or temporary projects or specific expertise.

As of December 31, 2022, our employees were based in 11 different countries around the world, including the U.S. Our global workforce consists of diverse, highly skilled talent at all levels.

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

Health, Safety, and Wellness

The health, safety, and wellness of our employees is a priority in which we continue to invest. We provide our employees and their families with access to health and wellness programs that support employee wellbeing, time away from work, family care, mental health, and financial well-being. We also conduct on-site engagement activities that facilitate cross-team networking, collaboration, and innovation.

We continue to evolve our programs to respond to the best interest of our changing workforce, as well as the communities in which we operate, in compliance with government regulations. We manage overall safety with guidance based on regional, country, and local regulations and best practices. In the ongoing response to the COVID-19 pandemic, we continue to evaluate and adapt our protocols as necessary to support our employees as well as external physician customers and patients.

Compensation and Benefits

We strive to provide our employees with what we believe is a competitive and comprehensive total rewards package of compensation, benefits and services. In addition to base compensation, these packages, which vary by country and region, can include annual bonuses, sales commissions, 401(k) and/or pension plans, healthcare and insurance benefits for employees and family members, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules. In addition, we offer employees the benefit of equity ownership in the company through stock option grants and/or restricted stock units. Eligible employees have the opportunity to participate in an employee stock purchase plan, which offers the opportunity to purchase our common stock at a discount of 5%.

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

The global healthcare system is continuing to respond to the unprecedented challenges posed by the COVID-19 pandemic. While we cannot reliably estimate the duration of the impact, or the severity of ongoing resurgences, we continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. For example, in 2021, resurgences of COVID-19 as well as hospital staffing shortages depressed procedure volumes at various times throughout the year. After such resurgences procedure volumes would generally stabilize or recover. Similarly, in 2022, procedure volumes continued to be challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors.

We have experienced business disruptions, including travel restrictions on us and our third-party distributors, which have negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. The COVID-19 pandemic may continue to negatively affect demand for both our systems and our disposable products by limiting the ability of our sales personnel to maintain their customary contacts with customers as a result of preventative and precautionary measures that we, our customers, other businesses and governments have taken and may continue to take.

In addition, many of our hospital customers, for whom the purchase of our system involves a significant capital purchase which may be part of a larger construction project at the customer site (typically the construction of a new building), may themselves be under economic pressures. This may cause delays or cancellations of current purchase orders and other commitments and may exacerbate the long and variable sales and installation cycles for our robotic magnetic navigation systems. We may also experience significant reductions in demand for our disposable products if our healthcare customers (physicians and hospitals) re-prioritize the treatment of patients and divert resources away from non-coronavirus areas, which we anticipate could lead to the performance of fewer procedures in which our disposable products are used.

As of the date of the filing of this Annual Report on Form 10-K, we have experienced challenges and disruptions due to the pandemic such as periodic worldwide supply chain disruptions, including shortages and inflationary pressures, and logistics delays which makes it difficult for us to source parts and ship our products. Our customers have also experienced similar supply chain issues as well as labor shortages, both of which have contributed to delayed hospital construction project timelines. To-date, we have been generally able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic, including taking action to increase inventory levels, but we cannot guarantee that they will not be impacted more severely in the future. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. Changes in economic conditions and supply chain constraints could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. We may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A material reduction or interruption to any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

If governmental authorities around the world reinstitute preventative and precautionary measures such as prolonged mandatory closures, social distancing protocols and shelter-in-place orders, or as private parties on whom we rely to operate our business put in place their own protocols that go beyond those instituted by relevant governmental authorities, our ability to adequately staff and maintain our operations or further our product development could be negatively impacted.

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

The global healthcare system is continuing to respond to the unprecedented challenges posed by the COVID-19 pandemic. While we cannot reliably estimate the ultimate duration of the impact or the severity of ongoing periodic resurgences thereof, we continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We may not be able to fund our business operations in the same manner as we have done historically if we do not improve the operating performance of the Company or raise additional capital.

The Company has sustained operating losses throughout its corporate history and expects that its 2023 operating expenses will exceed its 2023 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of our robotic magnetic navigation system as well as by new placements of capital systems. The Company’s plans for improving the liquidity conditions primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through debt or equity financing.

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

To achieve and grow sales, hospitals must purchase our products, and in particular, our robotic magnetic navigation system. The robotic magnetic navigation system is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision for the robotic magnetic navigation system based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the robotic magnetic navigation system is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. Although priced significantly below a robotic magnetic navigation system, the Odyssey Solution is still an expensive product. While we have developed and designed the Stereotaxis Imaging Model S System to reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice, this strategy may not be successful. If hospitals do not widely adopt our systems, or if they decide that they are too expensive, we may never become profitable. Any failure to sell as many systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, liquidity position, and cash flow.

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

We anticipate that our robotic magnetic navigation system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ interventional lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, historically the majority of our products have been delivered less than one year after the receipt of a purchase order from a hospital, with the timing being dependent on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. We cannot assure you that the time from purchase order to delivery for systems to be delivered in the future will be consistent with our historical experience. Moreover, the continuation of the current global economic slowdown has caused, and may continue to cause, our customers to delay construction or significant capital purchases, which could further lengthen our sales cycle. This may contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

Our product commercialization plans could be disrupted, leading to lower than expected revenue and a material and adverse impact on our results of operations and cash flow, if:

●	we fail to or are unable to maintain adequate compatibility of our products with the most prevalent imaging products or disposable interventional devices expected by our customers for their clinical practice;
●	any of our collaboration partners delays or fails in the integration of its technology or new products with our robotic magnetic navigation system;
●	any of our collaboration partners fails to develop or commercialize the integrated products in a timely manner; or
●	we become involved in disputes with one or more of our collaboration partners regarding our collaborations or contractual rights and obligations related thereto.

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

We have incurred substantial net losses since inception, including incurring an accumulated deficit of $517.0 million as of December 31, 2022, and we expect to incur losses into the future as we continue the commercialization of our products. Moreover, the extent of our future losses and the timing of profitability are highly uncertain. Although we have achieved operating profitability during certain quarters, we may not achieve profitable operations on an annual basis, and if we achieve profitable operations, we may not sustain or increase profitability on a quarterly or annual basis. If we require more time than we expect to generate significant revenue and achieve annual profitability, or if we are unable to sustain profitability once achieved, we may not be able to continue our operations. Our failure to achieve annual profitability or sustain profitability on an annual or quarterly basis could negatively impact the market price of our common stock. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

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

We rely on other parties to manufacture our Model S x-ray system and a number of disposable interventional devices for use with our robotic magnetic navigation system. If these parties cannot or do not manufacture sufficient quantities to meet customer demand, or if their manufacturing processes are disrupted, our revenue and profitability would be adversely affected.

Risks associated with international manufacturing and trade could negatively impact the availability and cost of our products because materials used to manufacture our magnets, one of our key system components, are sourced from overseas.

We purchase the permanent magnets for our robotic magnetic system from a manufacturer that uses material produced in Japan, and we anticipate that a certain amount of the production work for these magnets will be performed for this manufacturer in China. Given the complex relationships between China and the U.S., political, diplomatic, military, or other events could result in business disruptions, including increased regulatory enforcement against companies, tariffs, trade embargoes, and export restrictions relating to this production work. For example, in 2020, the U.S. government amended the Entity List rules to expand the requirement to obtain a license prior to the export of certain technologies. In addition, in 2020, a new U.S. regulation sought to prohibit the U.S. government from contracting with companies who use the products or services of certain Chinese companies. While we believe that these regulations do not materially impact our business at this time, we cannot predict the impact that additional regulatory changes may have on our business in the future, which could adversely affect our business operations in China, or may otherwise limit our ability to offer our products and services in China and other parts of the world. In addition, our subcontractor may purchase magnets for our disposable interventional devices directly from a manufacturer in Japan. The relationships with these manufacturers and suppliers are generally on a purchase order basis and do not provide a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. These vendors could discontinue sourcing or supplying these magnets at any time. If any of our significant vendors were to discontinue their relationship with us or with our subcontractor, or if the factories were to suffer a disruption in their production, we may be unable to replace the vendors in a timely manner, which could result in short-term disruption to our supply of magnets as we transition our orders to new vendors or factories which could, in turn, cause a significant increase in price or a disruption of imports, including the imposition of import restrictions, could adversely affect our business, financial condition and results of operations. The flow of components from our vendors could also be adversely affected by financial or political instability or travel restrictions or bans in any of the countries in which the goods we purchase are manufactured, if the instability or restriction affects the production or export of product components from those countries. Trade restrictions in the form of tariffs or quotas, or both, could also affect the importation of those product components and could increase the cost and reduce the supply of products available to us. For example, previous administrations implemented, or considered the imposition of, tariffs on certain foreign goods, and we cannot predict the ongoing status of tariffs or any further potential legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services, which could increase the cost of our products and the components and raw materials that go into making them. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services. In addition, decreases in the value of the U.S. dollar against foreign currencies, or significant price increase from these suppliers, could increase the cost of products we purchase from overseas vendors.

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

Furthermore, obtaining 510(k) clearances, de novo approvals, PMAs or PMA supplement approvals, from the FDA could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to revise or supplement our submissions, collect non-clinical data, conduct clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain a 510(k) clearance, de novo approvals, or PMA or PMA supplement approval, the clearance or approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA will act on our marketing applications. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be adversely affected. Also, a failure to obtain approvals may limit our ability to grow domestically and internationally.

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

As of December 31, 2022, we had 5.6 million shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 47.4 million shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock. Our Series A Convertible Preferred Stock bears dividends at a rate of six percent (6.0%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash, except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Convertible Preferred Stock. Instead, the value of the accrued dividends is added to the liquidation preference of the Series A Convertible Preferred Stock and will increase the number of shares of common stock issuable upon conversion, which will dilute the ownership of our common stockholders.

In addition, a significant number of shares of our common stock are subject to issuance under our existing stock incentive plans and we may request the ability to issue additional such securities. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. While we cannot predict the effect, if any, that future sales of debt, our common stock, other equity securities or securities exercisable for or convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock, it is likely that sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options and stock appreciation rights, the vesting of the CEO Performance Share Unit Award and restricted stock units, or the conversion of any convertible securities outstanding now or in the future, including the Series A and Series B Convertible Preferred Stock), will dilute the ownership of our existing stockholders and that the perception that such sales could occur, will adversely affect prevailing market prices for our common stock.

Further, the Series A Convertible Preferred Stock rank senior to our common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company. No such distributions or payments upon the liquidation, dissolution and winding up of the Company may be made to holders of common stock unless and until the holders of the Series A Convertible Preferred Stock have received the stated value of $1,000 per share plus any accrued and unpaid dividends. Until all Series A Convertible Preferred Stock have been converted or redeemed, no dividends may be paid on the common stock without the express written consent of the holders of a majority of the outstanding Series A Convertible Preferred Stock. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock, the holders of Series A Convertible Preferred Stock are entitled to participate in such dividend or distribution on an as-converted basis. Any such distributions or payments upon the liquidation, dissolution or winding up of the Company may dilute the ownership interests of our existing stockholders.

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

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts, or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

●	demand for our products;
●	the performance of third-party contract manufacturers and component suppliers;
●	our ability to develop sales and marketing capabilities;
●	the success of our strategic relationships with two multinational fluoroscopy system manufacturers and one provider of catheters and electrophysiology mapping systems;
●	our ability to develop, introduce and market integrated next generation systems and/or alternatives to our current strategic relationships with fluoroscopy system manufacturers and the catheter and electrophysiology mapping system provider on a timely basis;
●	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;
●	our ability to obtain regulatory clearances or approvals for our new products; and
●	our ability to obtain and protect proprietary rights or revenue streams related thereto.

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

While our common stock is traded on the NYSE American Market, trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2022, our common stock traded between $1.55 and $7.22 per share, on trading volume ranging from approximately 42,900 to 5.9 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

As described in Note 10 of the accompanying notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K, on February 23, 2021, the Company`s Board of Directors, upon recommendation of the Compensation Committee, approved the grant of the Performance Share Unit Award (“CEO Performance Award”) pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement”), to David L. Fischel, the Company’s Chief Executive Officer. Under the terms of the PSU Agreement, the Company will incur significant additional stock-based compensation expense over the term of the award regardless of whether or not any of the milestones are achieved as the probability of meeting the ten market capitalization milestones is not considered in determining the timing of expense recognition. The expense will be recognized on an accelerated basis through 2030. Total stock-based compensation recorded as operating expense for the CEO Performance Award was $7.1 million for the year ended December 31, 2022. As of December 31, 2022, the Company had approximately $44.1 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award if Mr. Fischel continues to serve as CEO, or in a similar capacity, through 2030. This additional stock-based compensation expense, incurred regardless of whether or not any milestones are achieved, increases the difficulty for the Company to achieve a profitable position as measured by generally accepted accounting principles.

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

Our operating performance is dependent upon economic conditions in the United States and in other countries in which we operate. Uncertainty about current global economic conditions and future global economic conditions may cause customers to delay purchasing or installation decisions or cancel existing orders. The robotic magnetic navigation systems, Model S x-ray System, and Odyssey Solution are typically purchased as part of a larger overall capital project and an economic downturn or the lack of a robust recovery might make it more difficult for our customers, including distributors, to obtain adequate financing to support the project or to obtain requisite approvals. Any delay in purchasing decisions or cancellation of purchasing commitments may result in a decrease in our revenues. A credit crisis could further affect our business if key suppliers are unable to obtain financing to manufacture our products or become insolvent and we are unable to manufacture product to meet customer demand. If the United States and global economy becomes sluggish or deteriorates for a longer period than we anticipate, we may experience a material negative decrease on the demand for our products which may, in turn, have a material adverse effect on our revenue, profitability, financial condition, ability to raise additional capital and the market price of our stock.

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

We intend to continue to devote significant efforts to marketing our systems and products outside of the U.S. This strategy will expose us to numerous risks associated with international operations, which could adversely affect our results of operations and financial condition, including the following:

●	currency fluctuations that could impact the demand for our products or result in currency exchange losses;
●	export restrictions, tariff and trade regulations and foreign tax laws;
●	customs duties, export quotas or other trade restrictions;
●	travel restrictions or bans;
●	economic and political instability;
●	war or other military conflicts, such as the on-going hostilities between Russia and Ukraine, and any related impact on macroeconomic conditions as a result of such conflict; and
●	shipping delays.

In addition, contracts may be difficult to enforce and receivables may be difficult to collect through a foreign country’s legal system.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2022 fiscal year and that remain unresolved.

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

The Company leased approximately 2,200 square feet of office space in Maple Grove, Minnesota, under a lease agreement that ended August 31, 2022.

The Company also has leased office space in Amsterdam, The Netherlands through August 31, 2023. In addition, we lease an office space in Beijing, China under a lease agreement through November 29, 2023.

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

As of February 28, 2023, there were approximately 415 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

Overview

Stereotaxis is a pioneer and global leader in surgical robotics for minimally invasive endovascular intervention. We design, manufacture and market robotic systems, instruments and information systems for the interventional laboratory. Our proprietary robotic technology, Robotic Magnetic Navigation (RMN), fundamentally transforms endovascular interventions using precise computer-controlled magnetic fields to directly control the tip of flexible interventional catheters or devices. Direct control of the tip of an interventional device, in contrast to all manual hand-held devices that are controlled from their handle, can improve the precision, stability, reach and safety of these devices during procedures.

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

The Stereotaxis Imaging Model S provides an integrated complete solution for a robotic interventional operating room. It is a single-plane, full-power x-ray system and includes the c-arm, powered table, motorized boom, and large high-definition monitors. The Stereotaxis Imaging Model S x-ray System incorporates modern fluoroscopy technology to support high quality imaging while minimizing radiation exposure for patients and physicians. The combination of RMN Systems with Stereotaxis Imaging Model S is designed to reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

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

As of December 31, 2022, we had approximately $14.8 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. Of the December 31, 2022 backlog, we expect approximately 89% to be recognized as revenue over the course of 2023. We had backlog of approximately $10.1 million as of December 31, 2021. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation system can vary significantly from one reporting period to the next.

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

COVID-19 Pandemic

The impact of the COVID-19 pandemic has varied widely over time by individual geography. In 2021, resurgences of COVID-19 as well as hospital staffing shortages depressed procedure volumes at various times throughout the year. After such resurgences procedure volumes would generally stabilize or recover. Similarly, in 2022, procedure volumes continued to be challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors.

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

The global healthcare system is continuing to respond to the unprecedented challenges posed by the COVID-19 pandemic. While we cannot reliably estimate the ultimate duration of the impact or the severity of ongoing periodic resurgences thereof, we continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Investments Valuation

Our investments may include, at any time, a diversified portfolio of cash equivalents and short- and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. The assessment of the fair value of investments can be difficult and subjective. Generally accepted accounting principles for fair value measurement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). The three levels of the fair value hierarchy are described below:

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

Each level of input has different levels of subjectivity and difficulty involved in determining fair value. Valuation of Level 1 and 2 instruments generally do not require significant management judgment, and the estimation is not difficult. Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. There were no Level 3 securities for the periods presented.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers.

We generate revenue from the initial capital sales of systems as well as recurring revenue from the sale of our proprietary disposable devices, from royalties paid to the Company on the sale of various devices as provided by co-development and co-placement arrangements, and from other recurring revenue including ongoing software updates and service contracts.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably typically over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were approximately $0.1 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

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

Royalty:

The Company received royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.2 million as of December 31, 2022 and 2021. The Company did not incur any impairment losses during any of the periods presented.

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

As disclosed in Note 7, on March 1, 2021, the Company entered into an office lease agreement (the “Lease”) with Globe Building Company (the “Landlord”), under which the Company is leasing executive office space and manufacturing facilities of approximately 43,100 square feet of rentable space located at 710 N. Tucker Boulevard, St. Louis, Missouri (the “Premises”) that serves as the Company’s new principal executive and administrative offices and manufacturing facility. Lease payments commenced on January 1, 2022 and the lease has a term of ten years, with two renewal options of five years each. The minimum annual rent under the terms of the Lease ranges from approximately $0.8 million in 2022 to $1.0 million in 2031.

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

Results of Operations

Comparison of the Years ended December 31, 2022 and 2021

Revenue. Revenue decreased from $35.0 million for the year ended December 31, 2021, to $28.1 million for the year ended December 31, 2022, a decrease of approximately 20%. Revenue from sales of systems decreased from $11.2 million for the year ended December 31, 2021, to $6.8 million for the year ended December 31, 2022, a decrease of approximately 39%, driven by decreased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service and accessories decreased to $21.3 million for the year ended December 31, 2022, from $22.9 million for the year ended December 31, 2021, a decrease of approximately 7%, driven by timing of service contract revenue, lower procedure volumes, and the strengthening of the U.S. dollar during the current year period. Sublease revenue was $1.0 million for the year ended December 31, 2021. The sublease ended December 31, 2021.

Cost of Revenue. Cost of revenue decreased from $11.8 million for the year ended December 31, 2021, to $9.7 million for the year ended December 31, 2022, a decrease of approximately 18%. As a percentage of our total revenue, overall gross margin remained consistent at 66% for the years ended December 31, 2022 and December 31, 2021. Cost of revenue for systems sold decreased from $7.5 million for the year ended December 31, 2021 to $5.8 million for the year ended December 31, 2022, primarily due to decreased system sales volumes in the current year period. Gross margin for systems decreased from $3.6 million for the year ended December 31, 2021 to $1.0 million for the year ended December 31, 2022. Cost of revenue for disposables, service, and accessories increased to $3.9 million for the year ended December 31, 2022 from $3.3 million for year ended December 31, 2021, driven by higher expenses incurred under service contracts in the current year period. Gross margin for disposables, service and accessories was 82% for the current year period compared to 86% for the year ended December 31, 2021. Cost of sublease revenue was $1.0 million the year ended December 31, 2021. The sublease ended December 31, 2021.

Research and Development Expense. Research and development expense increased from $10.2 million for the year ended December 31, 2021, to $10.6 million for the year ended December 31, 2022, an increase of approximately 4%. This increase was primarily due to higher project spending and measured hiring in the current year period.

Sales and Marketing Expense. Sales and marketing expense increased from $11.9 million for the year ended December 31, 2021 to $12.3 million for the year ended December 31, 2022, an increase of approximately 3%. This increase was primarily due to higher travel expenses in the current year period.

General and Administrative Expense. General and administrative expenses include finance, information systems, legal, and general management expenses. General and administrative expenses increased from $14.0 million for the year ended December 31, 2021 to $14.4 million for the year ended December 31, 2022, an increase of approximately 3%. This increase was primarily driven by higher stock-based compensation expense for the previously announced CEO Performance Award partially offset by lower professional service fees in the current year period.

Interest Income (Expense). Net interest income was $0.5 million for the year ended December 31, 2022, and net interest expense was less than $0.1 million for the year ended December 31, 2021. The increase for the year ended December 31, 2022 was driven by interest earned from investments.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2022 and December 31, 2021 to reflect these uncertainties. As of December 31, 2022, we had gross federal net operating loss carryforwards of approximately $121.7 million. We may not be able to utilize all of these loss carryforwards prior to their expiration. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $236.4 million and approximately $159.2 million of book/tax differences and expiration of unused carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year will expire between 2030 and 2037. The federal net operating losses generated in 2018 and thereafter will be carried forward indefinitely as a result of changes in the tax law following the Tax Cuts and Jobs Act. As of December 31, 2022, we had gross state net operating loss carryforward of approximately $32.8 million which will expire at various dates between 2023 and 2042 if not utilized.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of December 31, 2022, our accumulated deficit was $517.0 million with cash and cash equivalents of $9.9 million, inclusive of restricted cash, and $19.8 million in short-term investments. Since inception, we have financed our operations primarily through cash generated by operations and proceeds from our debt and stock offerings.

Capital Resources

As of December 31, 2022, and 2021, the Company did not have any debt.

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

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Cash flow used in operating activities	$(8,415)	$(2,946)
Cash flow used in investing activities	(22,094)	(1,397)
Cash flow provided by financing activities	220	547

Net cash used in operating activities. We used approximately $8.4 million and $2.9 million of cash in operating activities during the years ended December 31, 2022 and 2021, respectively. The increase in cash used in operating activities was driven by the increased operating loss and use of working capital in the current year period.

Net cash used in investing activities. Cash used in investing activities for the year ended December 31, 2022, consisted primarily of purchases of investments of $19.7 million and $2.4 million paid for equipment, design and construction costs associated with our new facility. We used less than $1.4 million of cash in investing activities during the year ended December 31, 2021 for the purchase of equipment, design and construction costs associated with our new facility.

Net cash provided by financing activities. We generated approximately $0.2 million and $0.5 million of cash for the years ended December 31, 2022 and 2021, respectively. The cash generated in both periods was driven by the exercise of stock options and our employee stock purchase program.

At December 31, 2022, we had working capital of approximately $29.0 million, compared to a working capital of approximately $38.1 million at December 31, 2021. The decrease in working capital was primarily driven by the net loss incurred during the year ended December 31, 2022.

Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program as well as cash received from past equity raises. The Company believes the cash, cash equivalents, and investments on hand as of December 31, 2022, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date of the financial statements included in this Annual Report on Form 10-K, as well as for periods beyond that 12-month period. Our cash requirements depend on numerous factors, including success of clinical adoption within the installed base of robotic magnetic systems, new placements of capital systems, the resources we devote to developing and supporting our products, and other factors. We expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past equity raises and from our working capital. In the future, we may finance cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings or through distribution rights.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stereotaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
St. Louis, Missouri
March 9, 2023

STEREOTAXIS, INC.

BALANCE SHEETS

(in thousands, except share amounts)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$8,586	$38,739
Restricted cash - current	525	453
Short-term investments	19,844	-
Accounts receivable, net of allowance of $235 and $180 at 2022 and 2021, respectively	5,090	5,406
Inventories, net	7,876	4,433
Prepaid expenses and other current assets	1,325	2,356
Total current assets	43,246	51,387
Property and equipment, net	3,831	2,632
Restricted cash	744	952
Operating lease right-of-use assets	5,384	5,736
Prepaid and other non-current assets	208	278
Total assets	$53,413	$60,985

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,270	$4,189
Accrued liabilities	3,306	2,528
Deferred revenue	7,342	6,277
Current portion of operating lease liabilities	373	268
Total current liabilities	14,291	13,262
Long-term deferred revenue	1,654	2,238
Operating lease liabilities	5,488	5,842
Other liabilities	51	218
Total liabilities	21,484	21,560

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,383 and 22,387 shares outstanding at 2022 and 2021, respectively	5,583	5,584

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2022 and 2021	6	6

Common stock, par value $0.001; 300,000,000 shares authorized, 74,874,459 and 74,618,240 shares issued at 2022 and 2021, respectively	75	75
Additional paid in capital	543,438	532,641
Treasury stock, 4,015 shares at 2022 and 2021	(206)	(206)
Accumulated deficit	(516,967)	(498,675)
Total stockholders’ equity	26,346	33,841
Total liabilities and stockholders’ equity	$53,413	$60,985

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Revenue:
Systems	$6,845	$11,168
Disposables, service and accessories	21,302	22,867
Sublease	-	986
Total revenue	28,147	35,021

Cost of revenue:
Systems	5,802	7,527
Disposables, service and accessories	3,875	3,276
Sublease	-	986
Total cost of revenue	9,677	11,789

Gross margin	18,470	23,232

Operating expenses:
Research and development	10,558	10,199
Sales and marketing	12,325	11,948
General and administrative	14,363	13,973
Total operating expenses	37,246	36,120
Operating loss	(18,776)	(12,888)

Interest income (expense), net	484	(11)
Gain on extinguishment of debt	-	2,183
Net loss	$(18,292)	$(10,716)

Cumulative dividend on convertible preferred stock	(1,343)	(1,345)
Net loss attributable to common stockholders	$(19,635)	$(12,061)

Net loss per share attributable to common stockholders:
Basic	$(0.26)	$(0.16)
Diluted	$(0.26)	$(0.16)

Weighted average number of common shares and equivalents:
Basic	76,061,183	75,558,233
Diluted	76,061,183	75,558,233

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Year Ended December 31, 2021

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2020	22,513	$5,605	5,610,121	$6	73,694,203	$74	$522,710	$(206)	$(487,959)	$34,625
Stock issued for the exercise of stock options and stock appreciation rights					332,232	1	429			430
Stock-based compensation					325,954		9,363			9,363
Components of net loss									(10,716)	(10,716)
Employee stock purchase plan					19,699		118			118
Preferred stock conversion	(126)	(21)			246,152		21			21
Balance at December 31, 2021	22,387	$5,584	5,610,121	$6	74,618,240	$75	$532,641	$(206)	$(498,675)	$33,841

Year Ended December 31, 2022

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2021	22,387	$5,584	5,610,121	$6	74,618,240	$75	$532,641	$(206)	$(498,675)	$33,841
Stock issued for the exercise of stock options and stock appreciation rights					92,377		102			102
Stock-based compensation					110,726		10,576			10,576
Components of net loss									(18,292)	(18,292)
Employee stock purchase plan					44,783		118			118
Preferred stock conversion	(4)	(1)			8,333		1			1
Balance at December 31, 2022	22,383	$5,583	5,610,121	$6	74,874,459	$75	$543,438	$(206)	$(516,967)	$26,346

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(18,292)	$(10,716)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	429	106
Non-cash lease expense	103	324
Stock-based compensation	10,576	9,363
Gain on debt extinguishment	-	(2,183)
Non-cash interest	-	25
Accretion of short-term investment discount	(128)	-
Changes in operating assets and liabilities:
Accounts receivable	316	(1,891)
Inventories	(2,906)	(1,138)
Prepaid expenses and other current assets	1,031	(640)
Compensating cash arrangement	-	251
Other assets	70	30
Accounts payable	(169)	1,434
Accrued liabilities	(267)	(681)
Deferred revenue	989	2,683
Other liabilities	(167)	87
Net cash used in operating activities	(8,415)	(2,946)
Cash flows from investing activities
Purchase of property and equipment	(2,378)	(1,397)
Purchases of short-term investments	(19,716)	-
Net cash used in investing activities	(22,094)	(1,397)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	220	547
Net cash provided by financing activities	220	547
Net decrease in cash, cash equivalents, and restricted cash	(30,289)	(3,796)
Cash, cash equivalents, and restricted cash at beginning of period	40,144	43,940
Cash, cash equivalents, and restricted cash at end of period	$9,855	$40,144

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Purchase of property and equipment included in accounts payable	$313	$1,146

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of December 31st:
Cash and cash equivalents	$8,586	$38,739
Restricted cash - current	525	453
Restricted cash	744	952
Total cash, cash equivalents, and restricted cash	$9,855	$40,144

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other highly liquid investments with original maturities of three months or less from the date of purchase.

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short- and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of December 31, 2022, the Company’s short-term investments consisted of U.S. treasury securities and fixed maturity, marketable debt securities with original maturities at the time of purchase of one year or less, but greater than 90 days. These investments are classified as held to maturity. Securities classified as held to maturity are securities that the Company has the ability and intent to hold to maturity or redemption and are carried at amortized cost.

Amortized cost of U.S. treasury securities and marketable debt securities are based on the Company’s purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of securities the Company purchases at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Interest is reported as income when earned and is adjusted for amortization or accretion of any premium or discount. There were no impairments for the year ended December 31, 2022.

Fair Value Measurements

Financial instruments consist of cash and cash equivalents, restricted cash, investments, accounts receivable, and accounts payable.

The Company measures certain financial assets and liabilities at fair value on a recurring basis. General accounting principles for fair value measurement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). The three levels of the fair value hierarchy are described below:

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

As of December 31, 2022, financial assets that are classified as Level 2 include money market funds, U.S. treasury securities and corporate debt securities. As of December 31, 2021, financial assets that are classified as Level 2 include money market funds. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

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

Revenue and Costs of Revenue

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers.

We generate revenue from initial capital sales of systems as well as recurring revenue from the sale of our proprietary disposable devices, from royalties paid to the Company on the sale of various devices as provided by co-development and co-placement arrangements, and from revenue including ongoing software updates and service contracts.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software updates throughout the period and is included in Other Recurring Revenue. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were approximately $0.1 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. Revenue from system delivery and installation represented 24% and 32% of revenue for the years ended December 31, 2022 and 2021, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 28% and 24% of revenue for the years ended December 31, 2022 and 2021, respectively.

Royalty:

The Company received royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 7% of revenue for the years ended December 31, 2022 and 2021.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 41% and 34% of revenue for the years ended December 31, 2022 and 2021, respectively.

Sublease Revenue:

A portion of our principal executive office was subleased to a third party through 2021. In accordance with Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), the Company recorded sublease income as revenue. Sublease revenue represented 3% of revenue for the year ended December 31, 2021. The sublease ended December 31, 2021.

The following table summarizes the Company’s revenue for systems, disposables, service and accessories and sublease for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Systems	$6,845	$11,168
Disposables, service and accessories	21,302	22,867
Sublease	-	986
Total revenue	$28,147	$35,021

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $14.8 million as of December 31, 2022. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities (in thousands):

	December 31, 2022	December 31, 2021
Contract Assets - unbilled receivables	$539	$178

Customer deposits	$2,339	$925
Product shipped, revenue deferred	1,389	1,794
Deferred service and license fees	5,268	5,796
Total deferred revenue	$8,996	$8,515
Less: Long-term deferred revenue	(1,654)	(2,238)
Total current deferred revenue	$7,342	$6,277

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

Revenue recognized for the years ended December 31, 2022 and 2021, that was included in the deferred revenue balance at the beginning of each reporting period was $5.9 million and $5.1 million, respectively.

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.2 million as of December 31, 2022 and 2021. The Company did not incur any impairment losses during any of the periods presented.

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

Leasing Arrangements

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

The Company leases its facilities under operating leases. In accordance with ASC 842, operating lease agreements are recognized on the balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability. These leases generally do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions. Many of our leases include both lease (i.e., fixed payments including rent, taxes, and insurance costs) and non-lease components (i.e., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. A portion of our prior principal executive office was subleased to a third party through 2021. The sublease did not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. In addition, the sublease did not contain contingent rent provisions nor were there options to extend or terminate the sublease. The sublease ended December 31, 2021.

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic relationships under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables as of December 31, 2022 or 2021 under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

Stock-Based Compensation

The Company accounts for its grants of stock options, stock appreciation rights, restricted shares, and restricted stock units and for its employee stock purchase plan in accordance with the provisions of general accounting principles for share-based payments. These accounting principles require the determination of the fair value of the stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests.

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the year ended December 31, 2022, were 1) expected dividend rate of 0%; 2) expected volatility of 80% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Restricted shares and units granted to employees are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

For market-based awards, stock-based compensation expense is recognized over the minimum service period regardless of whether or not the market target is probable of being achieved. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

Shares purchased by employees under the 2022 Employee Stock Purchase Plan are considered to be non-compensatory.

Net Loss per Common Share

Basic earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. In periods where there is net income, we apply the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our convertible preferred stock is a participating security. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. In periods where there is a net loss, the two-class method of computing earnings per share does not apply as our convertible preferred stock does not contractually participate in our losses. We compute diluted net income (loss) per common share using net income (loss) as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock units outstanding during the period and potential issuance of stock upon the conversion of our convertible preferred stock issued and outstanding during the period, except where the effect of such securities would be antidilutive.

The Company did not include any portion of unearned restricted shares, outstanding options, stock appreciation rights, or convertible preferred stock in the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The application of the two-class method of computing earnings per share under general accounting principles for participating securities is not applicable during these periods because those securities do not contractually participate in its losses.

As of December 31, 2022, the Company had 3,208,065 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $4.21 per share, 47,364,216 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, 5,610,121 shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 1,208,739 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding for the period ended December 31, 2022.

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

No single customer accounted for more than 10% of total revenue for the years ended December 31, 2022 and 2021. Revenue from customers in China accounted for $3.7 million, or 10%, of total revenue for the year ended December 31, 2021. No other single country, other than the U.S., accounted for more than 10% of total revenue for the years ended December 31, 2022 and 2021.

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

3. Financial Instruments

The following table summarizes the Company’s cash and held to maturity securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, restricted cash and investments as of December 31, 2022, and 2021:

	December 31, 2022
	Valuation				Balance Sheet Classification
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$3,258	$-	$-	$3,258	$3,258	$-	$-	$-
Level 2
Money market funds	1,615	-	-	1,615	346	525	-	744
US treasury securities	14,833	2	(2)	14,833	4,982	-	9,851	-
Corporate debt securities	9,993	-	(6)	9,987	-	-	9,993	-
Subtotal	26,441	2	(8)	26,435	5,328	525	19,844	744
Total assets measured at fair value	$29,699	$2	$(8)	$29,693	$8,586	$525	$19,844	$744

	December 31, 2021
	Valuation				Balance Sheet Classification
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$38,739	$-	$-	$38,739	$38,739	$-	$-	$-
Level 2
Money market funds	1,405	-	-	1,405	-	453	-	952
Subtotal	1,405	-	-	1,405	-	453	-	952
Total assets measured at fair value	$40,144	$-	$-	$40,144	$38,739	$453	$-	$952

Interest income recorded for these investments was $0.5 million and less than $0.1 million during the years ended December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022, and 2021, the Company did not have any financial assets classified as Level 1 or Level 3 nor did the Company have financial liabilities valued at fair value on a recurring basis.

4. Inventory

Inventory consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$6,556	$3,642
Work in process	530	133
Finished goods	2,697	2,823
Reserve for excess and obsolescence	(1,907)	(2,165)
Total inventory	$7,876	$4,433

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses	$605	$1,012
Prepaid commissions	187	229
Deposits	669	1,276
Other assets	72	117
Total prepaid expenses and other assets	1,533	2,634
Less: Noncurrent prepaid expenses and other assets	(208)	(278)
Total current prepaid expenses and other assets	$1,325	$2,356

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Equipment	$4,393	$3,670
Leasehold improvements	2,692	17
Construction in process	204	2,156
	7,289	5,843
Less: Accumulated depreciation	(3,458)	(3,211)
Net property and equipment	$3,831	$2,632

The Company retired approximately $0.2 million and $5.5 million of fully depreciated assets during the years ended December 31, 2022 and 2021, respectively. The Company had approximately $1.2 million and $2.5 million of property and equipment additions during the year ended December 31, 2022 and 2021, respectively, associated with the buildout of the new leased space in St. Louis, Missouri.

7. Leases

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

As of December 31, 2022, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 8.99 years.

The following table represents lease costs and other lease information (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$909	$2,707
Short-term lease cost	28	57
Sublease income	-	(986)
Total net lease cost	$937	$1,778

Cash paid within operating cash flows	$886	$2,223

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022, were as follows (in thousands):

December 31, 2022
2023	$877
2024	898
2025	919
2026	935
2027	956
2028 and thereafter	4,030
Total lease payments	$8,615
Less: Interest	(2,754)
Present value of lease liabilities	$5,861

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued salaries, bonus, and benefits	$1,381	$1,516
Accrued licenses and maintenance fees	484	484
Accrued warranties	163	242
Accrued taxes	47	177
Accrued investigational sites	101	123
Accrued lease deposit payable	-	124
Deferred contract obligation	1,045	-
Other	136	80
Total accrued liabilities	3,357	2,746
Less: Long term accrued liabilities	(51)	(218)
Total current accrued liabilities	$3,306	$2,528

9. Debt and Credit Facilities

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

10. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of December 31, 2022.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $7.1 million and $6.1 million for the year ended December 31, 2022 and 2021, respectively. The Company had approximately $44.1 million and $51.3 million of total unrecognized stock-based compensation expense remaining as of December 31, 2022 and 2021, respectively, under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of December 31, 2022, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved and no awards have been earned.

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

As of December 31, 2022, the Company had 3,930,952 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

The 2022 Stock Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units to employees, directors, and third-party consultants. Options granted under the 2022 Stock Incentive Plan expire no later than ten years from the date of grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary, but incentive stock options generally vest 25% on the first anniversary of each grant and 1/48 per month over the next three years. Stock appreciation rights are rights to acquire a calculated number of shares of the Company’s common stock upon exercise of the rights. The number of shares to be issued is calculated as the difference between the exercise price of the right and the aggregate market value of the underlying shares on the exercise date divided by the market value as of the exercise date. Stock appreciation rights granted under the 2022 Stock Incentive Plan generally vest 25% on the first anniversary of such grant and 1/48 per month over the next three years and expire no later than ten years from the date of grant. The Company generally issues new shares upon the exercise of stock options and stock appreciation rights.

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

As of December 31, 2022, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $4.7 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the year ended December 31, 2022 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2021	2,818,012	$0.74 - $9.87	$4.10
Granted	843,500	$2.09 - $5.21	$4.49
Exercised	(131,375)	$0.74 - $4.52	$1.48
Forfeited	(322,072)	$0.74 - $7.70	$5.09
Outstanding, December 31, 2022	3,208,065	$0.74 - $9.87	$4.21

As of December 31, 2022, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 7.40 years. Of the 3,208,065 options and stock appreciation rights that were outstanding as of December 31, 2022, 1,749,297 were vested and exercisable with a weighted average exercise price of $3.42 per share and a weighted average remaining term of 6.45 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2022
				Number of	Weighted
		Weighted	Weighted	Options	Average Exercise
	Options	Average	Average	Currently	Price Per Vested
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Share
$0.00 - $1.00	345,364	5.16	$0.74	345,364	$0.74
$1.01 - $2.00	84,995	9.35	$1.59	7,995	$1.19
$2.01 - $4.00	631,339	5.99	$2.08	578,202	$2.07
$4.01 - $10.00	2,146,367	8.10	$5.50	817,736	$5.52
	3,208,065	7.40	$4.21	1,749,297	$3.42

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money as of December 31, 2022. The intrinsic value of the options and stock appreciation rights outstanding as of December 31, 2022 was approximately $0.5 million based on a closing share price of $2.07 on December 31, 2022. There were 881,207 fully vested options or stock appreciation rights outstanding as of December 31, 2022 with an exercise price lower than the closing stock price on December 31, 2022. During the year ended December 31, 2022 the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was $0.1 million.

The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2021 was approximately $6.6 million based on a closing share price of $6.20 on December 31, 2021. There were 1,229,610 fully vested options or stock appreciation rights outstanding as of December 31, 2021 with an exercise price less than the closing stock price on December 31, 2021. During the year ended December 31, 2021 the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was $1.9 million.

The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $4.49 per share and $7.10 per share, respectively.

A summary of the restricted stock unit activity for the year ended December 31, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2021	1,164,723	$3.57
Granted	154,742	$7.68
Vested	(110,726)	$2.27
Outstanding, December 31, 2022	1,208,739	$4.21

The intrinsic value of restricted stock units outstanding as of December 31, 2022 was $2.5 million based on a closing share price of $2.07 as of December 31, 2022. The intrinsic value of restricted stock units outstanding at December 31, 2021 was $7.2 million based on a closing share price of $6.20 as of December 31, 2021. During the year ended December 31, 2022, the aggregate intrinsic value of restricted stock units vested was $0.3 million determined at the date of vesting.

2022 Employee Stock Purchase Plan

In 2022, the Company adopted its 2022 Employee Stock Purchase Plan (“ESPP”). Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2022, there were 164,654 remaining shares available for issuance under the Employee Stock Purchase Plan.

The Company has reserved shares of common stock for conversion of convertible preferred stock, and the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31, 2022	December 31, 2021
Series A Convertible Preferred Stock	45,023,612	45,031,944
Series B Convertible Preferred Stock	5,610,121	5,610,121
Performance Share Unit Plan	13,000,000	13,000,000
Stock award plans	3,930,952	4,909,848
Employee Stock Purchase Plan	164,654	209,437
	67,729,339	68,761,350

11. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred:
Federal	$(1,990)	$(1,723)
State and local	(93)	1
	(2,083)	(1,722)
Valuation allowance	2,083	1,722
	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2022	2021
U.S. statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal tax benefit	1.1%	1.4%
Stock compensation permanent differences between book and tax	(7.1)%	(10.1)%
Other permanent differences between book and tax	(3.0)%	5.3%
State rate adjustments	(0.6)%	(1.5)%
Valuation allowance	(11.4)%	(16.1)%
Effective income tax rate	—%	—%

The stock compensation permanent difference relates to the February 3, 2021 Board approved grant of Performance Share Unit Award pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement”) to David L. Fischel, the Company’s Chief Executive Officer. Total stock-based compensation attributed to the PSU Agreement was $7.1 million and $6.1 million in the years ended December 31, 2022 and 2021, respectively, of which only a portion was allowed as a tax deduction in those years due to Internal Revenue Code Section 162(m) limitations. Included in other permanent differences between book and tax in the table above are differences such as incentive stock option expenses, nondeductible meals and entertainment and stock compensation shortfalls. The state rate adjustments are a result of changes in apportionment and various state rate law changes.

The components of the deferred tax asset are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current accruals	$859	$1,068
Operating lease liabilities	1,360	1,422
Deferred revenue	96	146
Depreciation and amortization	2,007	522
Deferred compensation	1,525	1,111
Net operating loss carryovers	27,629	27,219
Deferred tax assets	33,476	31,488
Valuation allowance	(32,184)	(30,101)
Net deferred tax assets before deferred tax liabilities	1,292	1,387
Operating lease right-of-use assets	(1,249)	(1,334)
Capitalized compensation costs	(43)	(53)
Net deferred tax assets	$-	$-

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

On December 21, 2020, Congress approved the Consolidations Appropriations Act, 2021 (the “Appropriations Act”), which was signed into law by the President on December 27, 2020. The Appropriations Act funded the federal government to the end of the fiscal year 2020 and provided further COVID-19 economic relief. One of the business provisions included in the Appropriations Act is clarification of the income tax deductibility of business expenses that were paid for with the Paycheck Protection Program funds. The Company will continue to monitor for additional legislation related to COVID-19 and its impact on our results of operations.

As of December 31, 2022, we had gross federal net operating loss carryforwards of approximately $121.7 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $236.4 million and approximately $159.2 million of book/tax differences and expiration of unused carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year will expire between 2030 and 2037. The federal net operating losses generated in 2018 and thereafter will be carried forward indefinitely as a result of changes in the tax law following the Tax Cuts and Jobs Act. As of December 31, 2022, we had gross state net operating loss carryforward of approximately $32.8 million which will expire at various dates between 2023 and 2042 if not utilized.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As the Company has a federal net operating loss carryforward from the year ended December 31, 2002 forward, all tax years from 2002 forward are subject to examination. As states have varying carryforward periods, and the Company has recently entered into additional states, the states are generally subject to examination for the previous 10 years or less.

At December 31, 2022 and 2021, the Company had less than $0.1 million in reserves for uncertain tax positions. The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of the income tax provision, as applicable. As of December 31, 2022 and 2021, accrued interest and penalties were less than $0.1 million.

12. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations (in thousands):

	Year Ended December 31,
	2022	2021
Net loss	$(18,292)	$(10,716)
Cumulative dividend on convertible preferred stock	(1,343)	(1,345)
Net loss attributable to common stockholders	$(19,635)	$(12,061)

Weighted average number of common shares and equivalents:	76,061,183	75,558,233
Basic EPS	$(0.26)	$(0.16)
Diluted EPS	$(0.26)	$(0.16)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2022	2021
Shares issuable upon vesting/exercise of:
Options to purchase common stock	3,208,065	2,818,012
Series A Convertible Preferred Stock and Accumulated Dividends	47,364,216	45,306,189
Series B Convertible Preferred Stock	5,610,121	5,610,121
Restricted stock units	1,208,739	1,164,723
	57,391,141	54,899,045

13. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan and matches employee contributions up to 3% of each participating employee’s compensation. The Company recognized expense of approximately $0.3 million for the years ended December 31, 2022 and 2021.

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

Accrued warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Warranty accrual, beginning of the fiscal period	$242	$158
Accrual adjustment for product warranty	113	199
Payments made	(192)	(115)
Warranty accrual, end of the fiscal period	$163	$242

15. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

In April 2021, the Company entered into a letter of credit pursuant to the Lease agreement totaling approximately $1.8 million to be delivered in four equal installments of which the first was delivered in April 2021, the second was delivered in July 2021, the third was delivered in October 2021, and the fourth was delivered in January 2022. The amount available under this letter of credit automatically reduces by one fortieth at the end of each month during the lease term.

16. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Geographic revenues for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
United States	$19,708	$20,360
International	8,439	14,661
Total	$28,147	$35,021

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

17. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2022, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2022.

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

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2023, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

The following is information with respect to our executive officers:

David L. Fischel

Chief Executive Officer and Chairman of the Board since February 2017

Director since September 2016

Mr. Fischel, 36, has served as a director of Stereotaxis since leading the equity investment and positive strategic initiatives announced in September 2016. He has served for over ten years as Principal and portfolio manager for medical device investments at DAFNA Capital Management, LLC. Prior to joining DAFNA Capital, he was a research analyst at SCP Vitalife, a healthcare venture capital fund. Mr. Fischel completed his B.S. magna cum laude in Applied Mathematics with a minor in Accounting at the University of California at Los Angeles and received his MBA from Bar-Ilan University in Tel Aviv. He is a Certified Public Accountant, Chartered Financial Analyst and Chartered Alternative Investment Analyst. Mr. Fischel’s extensive understanding of our business, operations and strategy, as well as financial and medical device industry experience, enable him to make valuable contributions to the Board of Directors.

Kimberly R. Peery

Chief Financial Officer

Officer since October 2019

Ms. Peery, 54, was appointed as the Chief Financial Officer in October 2019. She joined the Company in 2003 and has held various positions of increasing responsibilities including Vice President of Finance and Information Systems since November 2016 and Controller from April 2013 to November 2016. Prior to joining the Company, she served as a controller at various private companies. Ms. Peery is a Certified Public Accountant.

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

See Exhibit Index appearing on page 67 herein.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

		Additions
	Balance at	Charged to
	Beginning of	Cost and		Balance at the
	Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2022	$180	118	(63)	$235
Year ended December 31, 2021	$124	96	(40)	$180

Allowance for inventories valuation:
Year ended December 31, 2022	$2,165	112	(370)	$1,907
Year ended December 31, 2021	$3,076	49	(960)	$2,165

EXHIBIT INDEX

Number	Description

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

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

10.1a#	Stereotaxis, Inc. 2022 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2022.

10.1b#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2022 Stock Incentive Plan, Director Award (filed herewith).

10.1c#	Form of Incentive Stock Option Award Agreement under the 2022 Stock Incentive Plan (filed herewith).

10.1d#	Form of Non-Qualified Stock Option Award Agreement under the 2022 Stock Incentive Plan (filed herewith).

10.1e#	2022 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2022.

10.1f#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 9, 2016, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2016.

10.1g#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 22, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2017.

10.1h#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 11, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q ((File No. 001-36159) for the fiscal quarter ended June 30, 2021.

10.1i#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013, incorporated by reference to Exhibit 10.1d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1j#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.1k#	Form of Incentive Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1f of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1l#	Form of Non-Qualified Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1g of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1m#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.2#	Summary of Non-Employee Director Compensation Program effective January 1, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.3#	Summary of Non-Employee Director Compensation Program effective July 1, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10Q (File No. 001-36159) for the fiscal quarter ended September 30, 2021.

10.4#	Executive Employment Agreement, dated December 17, 2020, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on December 18, 2020.

10.5#	Performance Share Unit Award Agreement, dated February 23, 2021, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on February 24, 2021.

10.6a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.6b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.6c†	Alliance Expansion Agreement, dated as of May 4, 2007, between Biosense Webster, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended June 30, 2007.

10.6d†	Second Amendment to Development Alliance and Supply Agreement, dated as of July 18, 2008, between the Registrant and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2008.

10.6e	Third Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc. effective as of December 21, 2009, incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

10.6f	Fourth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., effective May 1, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended March 31, 2010.

10.6g	Fifth Amendment to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated as of July 30, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 000-50884) filed on August 3, 2010.

10.6h†	Sixth Amendment and Catheter and Mapping System Extension to Development Alliance and Supply Agreement with Biosense Webster, Inc., dated January 3, 2011, effective as of December 17, 2010, incorporated by reference to Exhibit 10.13h of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2010.

10.6i	Seventh Amendment to the Development Alliance and Supply Agreement with Biosense Webster, Inc., effective December 5, 2011, incorporated by reference to Exhibit 10.13i of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2011.

10.6j	Eighth Amendment to the Development Alliance and Supply Agreement effective June 19, 2018, among the Company and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-36159) filed on June 25, 2018.

10.7	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.8a	Office Lease dated February March 1, 2021, between the Registrant and Globe Building Company, GP, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 4, 2021.

10.8b	First Amendment to Office Lease dated March 30, 2021, between Registrant and Globe Building Company, GP incorporated by reference to Exhibit 10.1b of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 13, 2021.

10.8c	Second Amendment to Office Lease dated November 05, 2021, between Registrant and Globe Building Company, GP incorporated by reference to Exhibit 10.12i of the Registrant’s Form 10-K (File No. 001-36159) filed on March 10, 2022.

10.9	Registration Rights Agreement, dated September 26, 2016, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

10.10	Securities Purchase Agreement dated as of August 7, 2019 by and among Stereotaxis, Inc. and the investors listed on the Schedule of Buyers attached thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on August 8, 2019.

10.11	Registration Rights Agreement dated as of August 7, 2019 by and among Stereotaxis, Inc. and the Buyers party thereto, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8–K (File No. 001-36159) filed on August 8, 2019.

10.12	Securities Purchase Agreement between the Company and the Investors, dated as of May 25, 2020 incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on May 25, 2020.

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

22.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 9, 2023	By:	/s/ David L. Fischel
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

Signature	Title	Date

/s/ David L. Fischel	Chairman of the Board of Directors and Chief Executive Officer	March 9, 2023
David L. Fischel	(principal executive officer)

/s/ Kimberly R. Peery	Chief Financial Officer	March 9, 2023
Kimberly R. Peery	(principal financial officer and principal accounting officer)

/s/ David W. Benfer	Director	March 9, 2023
David W. Benfer

/s/ Nathan Fischel	Director	March 9, 2023
Nathan Fischel

/s/ Myriam J. Curet	Director	March 9, 2023
Myriam J. Curet

/s/ Arun Menawat	Director	March 9, 2023
Arun Menawat

/s/ Robert J. Messey	Director	March 9, 2023
Robert J. Messey

/s/ Ross B. Levin	Director	March 9, 2023
Ross B. Levin

