Form 10-Q
period 2023-03-31
Stereotaxis, Inc.
filed 2023-05-12
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

The number of outstanding shares of the registrant’s common stock on April 30, 2023 was 80,678,375.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

	March 31, 2023	December 31, 2022
(in thousands, except share amounts)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,623	$8,586
Restricted cash - current	525	525
Short-term investments	20,041	19,844
Accounts receivable, net of allowance of $341 and $235 at 2023 and 2022, respectively	4,874	5,090
Inventories, net	8,510	7,876
Prepaid expenses and other current assets	1,332	1,325
Total current assets	40,905	43,246
Property and equipment, net	3,722	3,831
Restricted cash	612	744
Operating lease right-of-use assets	5,288	5,384
Prepaid and other non-current assets	184	208
Total assets	$50,711	$53,413

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,535	$3,270
Accrued liabilities	2,804	3,306
Deferred revenue	7,545	7,342
Current portion of operating lease liabilities	385	373
Total current liabilities	14,269	14,291
Long-term deferred revenue	1,711	1,654
Operating lease liabilities	5,387	5,488
Other liabilities	51	51
Total liabilities	21,418	21,484

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,383 shares outstanding at 2023 and 2022	5,583	5,583

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2023 and 2022	6	6

Common stock, par value $0.001; 300,000,000 shares authorized, 75,059,499 and 74,874,459 shares issued at 2023 and 2022, respectively	75	75
Additional paid in capital	546,149	543,438
Treasury stock, 4,015 shares at 2023 and 2022	(206)	(206)
Accumulated deficit	(522,314)	(516,967)
Total stockholders’ equity	23,710	26,346
Total liabilities and stockholders’ equity	$50,711	$53,413

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Revenue:
Systems	$1,821	$1,634
Disposables, service and accessories	4,727	5,403
Total revenue	6,548	7,037

Cost of revenue:
Systems	1,697	1,292
Disposables, service and accessories	975	821
Total cost of revenue	2,672	2,113

Gross margin	3,876	4,924

Operating expenses:
Research and development	2,746	2,447
Sales and marketing	3,148	2,946
General and administrative	3,601	3,620
Total operating expenses	9,495	9,013
Operating loss	(5,619)	(4,089)

Interest income, net	272	3
Net loss	$(5,347)	$(4,086)

Cumulative dividend on convertible preferred stock	(331)	(331)
Net loss attributable to common stockholders	$(5,678)	$(4,417)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)

Weighted average number of common shares and equivalents:
Basic	76,500,965	75,877,391
Diluted	76,500,965	75,877,391

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2022

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2021	22,387	$5,584	5,610,121	$6	74,618,240	$75	$532,641	$(206)	$(498,676)	$33,840
Stock issued for the exercise of stock options and stock appreciation rights					10,294		18			18
Stock-based compensation					10,699		2,514			2,514
Components of net loss									(4,086)	(4,086)
Employee stock purchase plan					6,071		36			36
Preferred stock conversion	(1)				2,025					0
Balance at March 31, 2022	22,386	$5,584	5,610,121	$6	74,647,329	$75	$535,209	$(206)	$(502,762)	$32,322

Three Months Ended March 31, 2023

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance at December 31, 2022	22,383	$5,583	5,610,121	$6	74,874,459	$75	$543,438	$(206)	$(516,967)	$26,346
Stock issued for the exercise of stock options					29,188		33			33
Stock-based compensation					144,054		2,655			2,655
Components of net loss									(5,347)	(5,347)
Employee stock purchase plan					11,798		23			23
Balance at March 31, 2023	22,383	$5,583	5,610,121	$6	75,059,499	$75	$546,149	$(206)	$(522,314)	$23,710

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(5,347)	$(4,086)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	160	100
Non-cash lease expense	7	33
Stock-based compensation	2,655	2,514
Accretion and short-term investment discount	(197)	-
Changes in operating assets and liabilities:
Accounts receivable	216	713
Inventories	(97)	(417)
Prepaid expenses and other current assets	(7)	478
Other assets	24	25
Accounts payable	563	(871)
Accrued liabilities	(1,547)	(561)
Deferred revenue	768	(104)
Other liabilities	-	(17)
Net cash used in operating activities	(2,802)	(2,193)
Cash flows from investing activities
Purchase of property and equipment	(349)	(1,154)
Net cash used in investing activities	(349)	(1,154)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	56	54
Net cash provided by financing activities	56	54
Net decrease in cash, cash equivalents, and restricted cash	(3,095)	(3,293)
Cash, cash equivalents, and restricted cash at beginning of period	9,855	40,144
Cash, cash equivalents, and restricted cash at end of period	$6,760	$36,851

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$15	$699

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of March 31st:
Cash and cash equivalents	$5,623	$35,095
Restricted cash - current	525	618
Restricted cash	612	1,138
Total cash, cash equivalents, and restricted cash	$6,760	$36,851

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

Our primary products include the Genesis RMN System, the Odyssey Solution, and other related devices. We also offer our customers the Stereotaxis Imaging Model S x-ray System and other accessory devices.

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

We have received regulatory clearances and registration necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. Our prior generation robotic magnetic navigation system, the Niobe System, the Odyssey Solution, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. The Stereotaxis Imaging Model S x-ray System is CE marked and cleared by the FDA.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three-month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (SEC) on March 9, 2023.

Risks and Uncertainties

The global healthcare system is continuing to respond to the unprecedented challenges posed by the COVID-19 pandemic. While we cannot reliably estimate the duration of the impact, or the severity of ongoing resurgences, we continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. In 2022, procedure volumes were challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors. Procedure volumes continue to be challenged in 2023 by supply chain delays, ongoing hospital staffing issues and other factors.

To-date, we have experienced challenges and disruptions due to the pandemic and other macroeconomic factors, such as periodic worldwide supply chain disruptions, including shortages and inflationary pressures, and logistics delays which makes it difficult for us to source parts and ship our products. Our customers have also experienced similar supply chain issues as well as labor shortages, both of which have contributed to delayed hospital construction project timelines. We have been generally able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic, including taking action to increase inventory levels, but we cannot guarantee that they will not be impacted more severely in the future. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. Changes in economic conditions and supply chain constraints could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. We may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

We have experienced business disruptions, including travel restrictions on us and our third-party distributors, which have negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. The COVID-19 pandemic, or other macroeconomic or geopolitical factors, may continue to negatively affect demand for both our systems and our disposable products.

Hospitals are experiencing challenges with staffing and cost pressures as supply chain constraints and inflation drive up operating costs. Many of our hospital customers, for whom the purchase of our system involves a significant capital purchase which may be part of a larger construction project at the customer site (typically the construction of a new building), may themselves be under economic pressures. This may cause delays or cancellations of current purchase orders and other commitments and may exacerbate the long and variable sales and installation cycles for our robotic magnetic navigation systems. Our hospital customers are also experiencing challenges in sourcing supplies, such as catheters, needed to perform procedures. Such shortages have, and may continue to, put pressure on procedures and our disposable revenue. We may also experience significant reductions in demand for our disposable products if our healthcare customers (physicians and hospitals) re-prioritize the treatment of patients and divert resources away from non-coronavirus areas, which we anticipate could lead to the performance of fewer procedures in which our disposable products are used. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. Our investments may include, at any time, a diversified portfolio of cash equivalents and short-term and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank. On March 10, 2023, Silicon Valley Bank (“SVB”), where the Company maintained accounts with a cash balance of less than 6% of the Company’s total cash, cash equivalents and marketable securities, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. The Company does not believe that it has exposure to loss as a result of SVB’s receivership. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $1.1 million and $1.3 million as of March 31, 2023, and December 31, 2022, respectively.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short- and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of March 31, 2023, the Company’s short-term investments consisted of U.S. treasury securities and fixed maturity, marketable debt securities with original maturities of one year or less, but greater than 90 days. These investments are classified as held to maturity. Securities classified as held to maturity are securities that the Company has the ability and intent to hold to maturity or redemption and are carried at amortized cost.

Amortized cost of U.S. treasury securities and marketable debt securities are based on the Company’s purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of securities the Company purchases at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Stated interest on investments is reported as income when earned and is adjusted for amortization or accretion of any premium or discount. Accrued interest receivable on investments, included in other current assets, was less than $0.1 million as of March 31, 2023 and December 31, 2022.

Effective January 1, 2023, the Company reports held to maturity investments net of an allowance for expected credit losses in accordance with Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”). The adoption of ASC 326 had no material impact on the Company’s financial results for any prior periods, therefore no cumulative adjustment to beginning retained earnings was recorded. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities using the probability of default method and analyzes the unrealized loss positions and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not have any material expected credit losses on investments or material expected credit losses on accrued interest related to investments during the three months ended March 31, 2023 and year ended December 31, 2022.

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

As of March 31, 2023 and December 31, 2022, financial assets that are classified as Level 2 include money market funds, U.S. treasury securities and corporate debt securities. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

Accounts Receivable, Contract Assets, and Allowance for Credit Losses

Accounts receivable primarily include amounts due from hospitals and distributors for acquisition of magnetic systems, associated disposable device sales and service contracts, net of allowances for expected credit losses. Credit is granted on a limited basis, with balances due generally within 30 days of billing. Contract assets primarily represent the difference between the revenue that was earned but not billed on service contracts and revenue from system contracts that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Effective January 1, 2023, the Company reports accounts receivable and contract assets net of an allowance for expected credit losses in accordance with Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”). The adoption of ASC 326 had no material impact on the Company’s financial results for any prior periods, therefore no cumulative adjustment to beginning retained earnings was recorded. The provision for credit loss is based upon management’s assessment of historical and expected net collections considering business and economic conditions and other collection indicators. We assess collectability by reviewing the accounts receivable aging schedule on an aggregated basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. Amounts deemed uncollectible are recorded as an allowance for expected credit losses.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were less than $0.1 million for the three months ended March 31, 2023 and 2022. Revenue from system delivery and installation represented 28% and 23% of revenue for the three months ended March 31, 2023 and 2022, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the three months ended March 31, 2023 and 2022. Disposable revenue represented 24% and 29% of revenue for the three months ended March 31, 2023 and 2022, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. The Company was entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters, during the term of the agreement. Royalty revenue from co-development and co-placement arrangements represented less than 1% and approximately 8% of revenue for the three months ended March 31, 2023 and 2022, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 48% and 40% of revenue for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the Company’s revenue for systems, disposables, and service and accessories for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Systems	$1,821	$1,634
Disposables, service and accessories	4,727	5,403
Total revenue	$6,548	$7,037

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $15.1 million as of March 31, 2023. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	March 31, 2023	December 31, 2022
Contract Assets - unbilled receivables	$659	$539

Customer deposits	$2,144	$2,339
Product shipped, revenue deferred	1,389	1,389
Deferred service and license fees	5,723	5,268
Total deferred revenue	$9,256	$8,996
Less: Long-term deferred revenue	(1,711)	(1,654)
Total current deferred revenue	$7,545	$7,342

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was earned but not billed on service contracts and revenue from system contracts that was recognized based on the relative selling price of the related satisfied performance obligations and the contractual billing terms in the arrangements. Customer deposits primarily relate to future system sales but can also include deposits on disposable sales. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. The Company did not have any credit losses on its contract assets for the periods presented therefore no allowance for credit losses was recorded as of March 31, 2023, or December 31, 2022.

Revenue recognized for the three months ended March 31, 2023 and 2022, that was included in the deferred revenue balance at the beginning of each reporting period was $3.0 million and $3.2 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.2 million as of March 31, 2023 and December 31, 2022. The Company did not incur any impairment losses during any of the periods presented.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the three months ended March 31, 2023, were 1) expected dividend rate of 0%; 2) expected volatility of 76% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Restricted shares and units granted to employees are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

For market-based awards, stock-based compensation expense is recognized over the minimum service period regardless of whether or not the market target is probable of being achieved. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

Shares purchased by employees under the 2022 Employee Stock Purchase Plans are considered to be non-compensatory.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,347)	$(4,086)
Cumulative dividend on convertible preferred stock	(331)	(331)
Net loss attributable to common stockholders	$(5,678)	$(4,417)

Weighted average number of common shares and equivalents:	76,500,965	75,877,391
Basic EPS	$(0.07)	$(0.06)
Diluted EPS	$(0.07)	$(0.06)

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

As of March 31, 2023, the Company had 3,813,206 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.95 per share, 47,873,675 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, 5,610,121 shares of our common stock issuable upon conversion of our Series B Convertible Preferred Stock and 1,389,009 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding as of March 31, 2023.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05. The standard modifies the measurement approach for credit losses on financial instruments, including trade receivables, from an incurred loss method to a current expected credit loss method, otherwise known as “CECL.” The standard requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions and a forecast that is supportable. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; early adoption is permitted. The standard must be adopted by applying a cumulative adjustment to retained earnings. The Company adopted the standard in the first quarter of 2023. The impact to the Company’s financial results was immaterial.

3. Financial Instruments

The following table summarizes the Company’s cash and held to maturity securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, restricted cash and investments as of March 31, 2023, and December 31, 2022:

	March 31, 2023
	Valuation				Balance Sheet Classification
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$1,256	$-	$-	$1,256	$1,256	$-	$-	$-
Level 2
Money market funds	5,504	-	(1)	5,503	4,367	525	-	612
US treasury securities	9,959	1	-	9,960	-	-	9,959	-
Corporate debt securities	10,082	2	(4)	10,080	-	-	10,082	-
Subtotal	25,545	3	(5)	25,543	4,367	525	20,041	612
Total assets measured at fair value	$26,801	$3	$(5)	$26,799	$5,623	$525	$20,041	$612

	December 31, 2022
	Valuation				Balance Sheet Classification
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$3,258	$-	$-	$3,258	$3,258	$-	$-	$-
Level 2
Money market funds	1,615	-	-	1,615	346	525	-	744
US treasury securities	14,833	2	(2)	14,833	4,982	-	9,851	-
Corporate debt securities	9,993	-	(6)	9,987	-	-	9,993	-
Subtotal	26,441	2	(8)	26,435	5,328	525	19,844	744
Total assets measured at fair value	$29,699	$2	$(8)	$29,693	$8,586	$525	$19,844	$744

Interest income recorded for these investments was approximately $0.3 million and $0.5 million during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company did not have any financial assets classified as Level 1 or Level 3 nor did the Company have financial liabilities valued at fair value on a recurring basis.

4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$7,760	$6,556
Work in process	425	530
Finished goods	2,270	2,697
Reserve for excess and obsolescence	(1,945)	(1,907)
Total inventory	$8,510	$7,876

The reserve for excess and obsolescence primarily includes Niobe Systems and related raw materials and spare parts.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$730	$605
Prepaid commissions	167	187
Deposits	528	669
Other assets	91	72
Total prepaid expenses and other assets	1,516	1,533
Less: Noncurrent prepaid expenses and other assets	(184)	(208)
Total current prepaid expenses and other assets	$1,332	$1,325

6. Property and Equipment

Property and Equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$4,440	$4,393
Leasehold improvements	2,900	2,692
Construction in process	-	204
	7,340	7,289
Less: Accumulated depreciation	(3,618)	(3,458)
Net property and equipment	$3,722	$3,831

The Company had less than $0.1 million and $1.2 million of property and equipment additions during the three months ended March 31, 2023, and the year ended December 31, 2022, respectively, associated with the buildout of the new leased space in St. Louis, Missouri.

7. Leases

On March 1, 2021, the Company entered into an office lease agreement (the “Lease”) with Globe Building Company (the “Landlord”), under which the Company leases executive office space and manufacturing facilities of approximately 43,100 square feet of rentable space located at 710 N. Tucker Boulevard, St. Louis, Missouri (the “Premises”) that serves as the Company’s principal executive and administrative offices and manufacturing facility. Lease payments commenced on January 1, 2022, and the lease has a term of ten years, with two renewal options of five years each. The minimum annual rent under the terms of the Lease ranges from approximately $0.8 million in 2022 to $1.0 million in 2031. The Company gained access to the Premises in the third quarter 2021 to begin constructing leasehold improvements. In accordance with ASC 842, the Company recorded a ROU asset and lease liability. The initial recognition of the ROU asset and lease liability was $5.9 million. In the fourth quarter of 2021, the Company received an occupancy permit and relocated its operations to the new leased space.

As of March 31, 2023, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 8.74 years.

The following table represents lease costs and other lease information (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$227	$226
Short-term lease cost	4	10
Total net lease cost	$231	$236

Cash paid within operating cash flows	$242	$434

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2023, were as follows (in thousands):

March 31, 2023
2023	$659
2024	898
2025	919
2026	935
2027	956
2028 and thereafter	4,030
Total lease payments	$8,397
Less: Interest	(2,625)
Present value of lease liabilities	$5,772

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued salaries, bonus, and benefits	$899	$1,381
Accrued licenses and maintenance fees	484	484
Accrued warranties	155	163
Accrued taxes	75	47
Accrued investigational sites	85	101
Deferred contract obligations	1,045	1,045
Other	112	136
Total accrued liabilities	2,855	3,357
Less: Long term accrued liabilities	(51)	(51)
Total current accrued liabilities	$2,804	$3,306

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. The Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) is entitled to dividends equal to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. Until all shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) have been converted or redeemed, no dividends may be paid on the common stock or the Series B Preferred Stock without the express written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock. In the event that dividends or other distributions of assets are made or paid by the Company to the holders of the common stock or the holders of shares of the Series B Preferred Stock, the holders of shares of the Series A Preferred Stock are entitled to participate in such dividend or distribution on an as-converted basis. No dividends have been declared or paid as of March 31, 2023, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

Series B Convertible Preferred Stock

On August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, as part of a private placement, agreed to issue and sell to the investors 5,610,121 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), $0.001 par value per share which are convertible into shares of the Company’s common stock, at a price of $2.05 per share. The Series B Preferred Stock, which is a common stock equivalent but non-voting and with a blocker on conversion if the holder would exceed a specified threshold of voting security ownership, is convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Preferred Stock is reported in the stockholders’ equity section of the Company’s balance sheet. In April 2023, all of the outstanding shares of Series B Convertible Preferred Stock were converted into shares of common stock on a one-for-one basis by the holder.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $1.8 million for the three-month periods ended March 31, 2023 and 2022. As of March 31, 2023 and 2022, the Company had approximately $42.4 million and $49.5 million, respectively, of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of March 31, 2023, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

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

At March 31, 2023, the Company had 2,937,628 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2023, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $5.5 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three-month period ended March 31, 2023 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2022	3,208,065	$0.74 - $9.87	$4.21
Granted	697,000	$2.57	$2.57
Exercised	(29,188)	$0.74 - $2.03	$1.15
Forfeited	(62,671)	$1.62 - $9.20	$3.62
Outstanding, March 31, 2023	3,813,206	$0.74 - $9.87	$3.95

A summary of the restricted stock unit activity for the three-month period ended March 31, 2023 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2022	1,208,739	$4.21
Granted	324,324	$1.85
Vested	(144,054)	$1.22
Outstanding, March 31, 2023	1,389,009	$3.97

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

Accrued warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Warranty accrual, beginning of the fiscal period	$163	$242
Accrual adjustment for product warranty	7	113
Payments made	(15)	(192)
Warranty accrual, end of the fiscal period	$155	$163

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

12. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Part II - Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2022. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, results of operations, and the impact of the recent coronavirus (“COVID-19”) pandemic and our response to it. Such statements include, but are not limited to, statements preceded by, followed by, or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “can”, “could”, “may”, “would”, or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they are made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Our primary products include the Genesis RMN System, the Odyssey Solution, and other related devices. We also offer our customers the Stereotaxis Imaging Model S x-ray System and other accessory devices.

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

We have received regulatory clearances and registration necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. Our prior generation robotic magnetic navigation system, the Niobe System, the Odyssey Solution, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. The Stereotaxis Imaging Model S x-ray System is CE marked and cleared by the FDA.

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

Risks and Uncertainties

The global healthcare system is continuing to respond to the unprecedented challenges posed by the COVID-19 pandemic and other macroeconomic factors. While we cannot reliably estimate the ultimate duration of the impact or the severity of ongoing periodic resurgences thereof, we continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The impact has varied widely over time by individual geography. In 2022, procedure volumes were challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors. In the first quarter of 2023, the most recent COVID-19 resurgences in China continued to negatively impact our procedure volumes in that region, but as infections and hospitalization decreased throughout the quarter, we saw a recovery of procedure volumes.

We have experienced challenges and disruptions such as worldwide supply chain disruptions, including shortages and inflationary pressures, and logistics delays which makes it difficult for us to source parts and ship our products. Hospitals are experiencing challenges with staffing and cost pressures as supply chain constraints and inflation drive up operating costs. Many of our hospital customers, for whom the purchase of our system involves a significant capital purchase which may be part of a larger construction project at the customer site (typically the construction of a new building), may themselves be under economic pressures. This may cause delays or cancellations of current purchase orders and other commitments and may exacerbate the long and variable sales and installation cycles for our robotic magnetic navigation systems. Our hospital customers are also experiencing challenges in sourcing supplies, such as catheters, needed to perform procedures. Such shortages have, and may continue to, put pressure on procedures and our disposable revenue.

To-date, we have been generally able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic, including taking action to increase inventory levels, but we cannot guarantee that they will not be impacted more severely in the future.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. Our investments may include, at any time, a diversified portfolio of cash equivalents and short- and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank. On March 10, 2023, Silicon Valley Bank (“SVB”), where the Company maintained accounts with a cash balance of less than 6% of the Company’s total cash, cash equivalents and marketable securities, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. The Company does not believe that it has exposure to loss as a result of SVB’s receivership. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were less than $0.1 million for the three months ended March 31, 2023 and 2022.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the three months ended March 31, 2023 and 2022.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. The Company received royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters, during the term of the agreement.

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

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Customer deposits primarily relate to future system sales but can also include deposits on disposable sales. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. See Note 2 for additional detail on deferred revenue. The Company did not have any credit losses on its contract assets for the periods presented therefore no allowance for credit losses was recorded as of March 31, 2023, or December 31, 2022.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.2 million as of March 31, 2023 and December 31, 2022. The Company did not incur any impairment losses during any of the periods presented.

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

As disclosed in Note 7, on March 1, 2021, the Company entered into an office lease agreement (the “Lease”) with Globe Building Company (the “Landlord”), under which the Company is leasing executive office space and manufacturing facilities of approximately 43,100 square feet of rentable space located at 710 N. Tucker Boulevard, St. Louis, Missouri (the “Premises”) that serves as the Company’s principal executive and administrative offices and manufacturing facility. Lease payments commenced on January 1, 2022 and the lease has a term of ten years, with two renewal options of five years each. The minimum annual rent under the terms of the Lease ranges from approximately $0.8 million in 2022 to $1.0 million in 2031.

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

Shares purchased by employees under the 2022 Employee Stock Purchase Plans are considered to be non-compensatory.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue. Revenue decreased from $7.0 million for the three months ended March 31, 2022, to $6.5 million for the three months ended March 31, 2023, a decrease of 7%. Revenue from the sales of systems increased to $1.8 million for the three months ended March 31, 2023, from $1.6 million for the three months ended March 31, 2022. Revenue from sales of disposable interventional devices, service, and accessories decreased to $4.7 million for the three months ended March 31, 2023, from $5.4 million for the three months ended March 31, 2022, a decrease of approximately 13%. The decrease was primarily driven by royalties paid to the Company by Biosense Webster on the sale of co-developed catheters during the term of the agreement.

Cost of Revenue. Cost of revenue increased from $2.1 million for the three months ended March 31, 2022, to $2.7 million for the three months ended March 31, 2023, an increase of approximately 26%. As a percentage of our total revenue, overall gross margin decreased to 59% for the three months ended March 31, 2023, from 70% for the three months ended March 31, 2022. Cost of revenue for systems sold increased to $1.7 million for the three months ended March 31, 2023, from $1.3 million for the three months ended March 31, 2022, driven by changes in product mix in the current year period. Gross margin for systems was $0.1 million for the three months ended March 31, 2023, compared to $0.3 million for the three months ended March 31, 2022. Cost of revenue for disposables, service, and accessories increased to $1.0 million for the three months ended March 31, 2023, from $0.8 million for the three months ended March 31, 2022, driven by increased costs incurred under service contracts. Gross margin for disposables, service, and accessories was 79% for the three months ended March 31, 2023 compared to 85% for the three months ended March 31, 2022.

Research and Development Expenses. Research and development expenses increased from $2.4 million for the three months ended March 31, 2022, to $2.7 million for the three months ended March 31, 2023, an increase of approximately 12%. This increase was primarily driven by project timing and regulatory expenses in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses increased from $2.9 million for the three months ended March 31, 2022, to $3.1 million for the three months ended March 31, 2023, an increase of approximately 7% primarily due to higher travel and stock-based compensation expenses in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses remained consistent at $3.6 million for the three months ended March 31, 2022 and 2023.

Interest Income (Expense). Net interest income was approximately $0.3 million for the three months ended March 31, 2023 compared to less than $0.1 million for the three months ended March 31, 2022. The increase was driven by increased interest rates and higher invested balances in the current year period.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of March 31, 2023 we had $6.8 million of cash and cash equivalents, inclusive of restricted cash, and $20.0 million in short-term investments. We had working capital of $26.6 million as of March 31, 2023, compared to $29.0 million as of December 31, 2022.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flow used in operating activities	$(2,802)	$(2,193)
Cash flow used in investing activities	(349)	(1,154)
Cash flow provided by financing activities	56	54

Net cash used in operating activities. We used approximately $2.8 million and $2.2 million of cash for operating activities during the three months ended March 31, 2023 and 2022, respectively. The increase in cash used in operating activities was driven by the increase in operating loss in the current year period partially offset by changes in working capital.

Net cash used in investing activities. We used approximately $0.3 million and $1.2 million of cash during the three months ended March 31, 2023 and 2022, respectively, for the purchase of equipment, construction and design costs associated with our new facility.

Net cash provided by financing activities. We generated less than $0.1 million of cash from financing activities during the three months ended March 31, 2023 and 2022. The cash generated in both periods was driven by the proceeds from issuance of stock, net of issuance costs.

Capital Resources

As of March 31, 2023, the Company did not have any debt.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We maintain our cash at financial institutions, often in balances that exceed federally insured limits: Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. On March 10, 2023, Silicon Valley Bank (“SVB”), where the Company maintained accounts with a cash balance of less than 6% of the Company’s total cash, cash equivalents and marketable securities, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. The Company does not believe that it has exposure to loss as a result of SVB’s receivership. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities. However, in the future, our access to our cash in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. Any material loss that we may experience in the future could have a material adverse effect on our business and our financial condition.

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

STEREOTAXIS, INC. (Registrant)

Date: May 12, 2023	By:	/s/ David L. Fischel
David L. Fischel Chief Executive Officer

Date: May 12, 2023	By:	/s/ Kimberly R. Peery
Kimberly R. Peery Chief Financial Officer

