Form 10-Q
period 2023-06-30
Stereotaxis, Inc.
filed 2023-08-11
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

The number of outstanding shares of the registrant’s common stock on July 31, 2023 was 80,868,280.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

(in thousands, except share amounts)	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,877	$8,586
Restricted cash - current	569	525
Short-term investments	-	19,844
Accounts receivable, net of allowance of $169 and $235 at 2023 and 2022, respectively	6,645	5,090
Inventories, net	7,703	7,876
Prepaid expenses and other current assets	1,108	1,325
Total current assets	38,902	43,246
Property and equipment, net	3,590	3,831
Restricted cash	481	744
Operating lease right-of-use assets	5,188	5,384
Prepaid and other non-current assets	154	208
Total assets	$48,315	$53,413

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,840	$3,270
Accrued liabilities	2,920	3,306
Deferred revenue	8,223	7,342
Current portion of operating lease liabilities	399	373
Total current liabilities	14,382	14,291
Long-term deferred revenue	1,639	1,654
Operating lease liabilities	5,282	5,488
Other liabilities	43	51
Total liabilities	21,346	21,484

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,383 shares outstanding at 2023 and 2022	5,583	5,583

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2022	-	6

Common stock, par value $0.001; 300,000,000 shares authorized, 80,682,586 and 74,874,459 shares issued at 2023 and 2022, respectively	81	75
Additional paid in capital	548,782	543,438
Treasury stock, 4,015 shares at 2023 and 2022	(206)	(206)
Accumulated deficit	(527,271)	(516,967)
Total stockholders’ equity	21,386	26,346
Total liabilities and stockholders’ equity	$48,315	$53,413

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Systems	$3,313	$602	$5,134	$2,236
Disposables, service and accessories	4,546	5,550	9,273	10,953
Total revenue	7,859	6,152	14,407	13,189

Cost of revenue:
Systems	2,703	509	4,400	1,801
Disposables, service and accessories	969	973	1,944	1,794
Total cost of revenue	3,672	1,482	6,344	3,595

Gross margin	4,187	4,670	8,063	9,594

Operating expenses:
Research and development	2,647	2,893	5,393	5,340
Sales and marketing	3,340	3,279	6,488	6,225
General and administrative	3,477	3,677	7,078	7,297
Total operating expenses	9,464	9,849	18,959	18,862
Operating loss	(5,277)	(5,179)	(10,896)	(9,268)

Other income	27	-	27	-
Interest income, net	293	45	565	48
Net loss	$(4,957)	$(5,134)	$(10,304)	$(9,220)

Cumulative dividend on convertible preferred stock	(335)	(335)	(666)	(666)
Net loss attributable to common stockholders	$(5,292)	$(5,469)	$(10,970)	$(9,886)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.07)	$(0.14)	$(0.13)
Diluted	$(0.07)	$(0.07)	$(0.14)	$(0.13)

Weighted average number of common shares and equivalents:
Basic	81,049,211	75,953,916	78,787,652	75,915,864
Diluted	81,049,211	75,953,916	78,787,652	75,915,864

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2022

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at March 31, 2022	22,386	$5,584	5,610,121	$6	74,647,329	$75	$535,209	$(206)	$(502,762)	$32,322
Stock issued for the exercise of stock options					30,229		26			26
Stock-based compensation							2,698			2,698
Components of net loss									(5,134)	(5,134)
Employee stock purchase plan					8,498		30			30
Balance at June 30, 2022	22,386	$5,584	5,610,121	$6	74,686,056	$75	$537,963	$(206)	$(507,896)	$29,942

Three Months Ended June 30, 2023

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at March 31, 2023	22,383	$5,583	5,610,121	$6	75,059,499	$75	$546,149	$(206)	$(522,314)	$23,710
Stock issued for the exercise of stock options					196		(52)			(52)
Stock-based compensation							2,660			2,660
Components of net loss									(4,957)	(4,957)
Employee stock purchase plan					12,770		25			25
Preferred stock conversion			(5,610,121)	(6)	5,610,121	6				-
Balance at June 30, 2023	22,383	$5,583	-	$-	80,682,586	$81	$548,782	$(206)	$(527,271)	$21,386

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2022

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2021	22,387	$5,584	5,610,121	$6	74,618,240	$75	$532,641	$(206)	$(498,676)	$33,840
Stock issued for the exercise of stock options					40,523		45			45
Stock-based compensation					10,699		5,211			5,211
Components of net loss									(9,220)	(9,220)
Employee stock purchase plan					14,569		66			66
Preferred stock conversion	(1)				2,025					-
Balance at June 30, 2022	22,386	$5,584	5,610,121	$6	74,686,056	$75	$537,963	$(206)	$(507,896)	$29,942

Six Months Ended June 30, 2023

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2022	22,383	$5,583	5,610,121	$6	74,874,459	$75	$543,438	$(206)	$(516,967)	$26,346
Stock issued for the exercise of stock options					29,384		(18)			(18)
Stock-based compensation					144,054		5,314			5,314
Components of net loss									(10,304)	(10,304)
Employee stock purchase plan					24,568		48			48
Preferred stock conversion			(5,610,121)	(6)	5,610,121	6				-
Balance at June 30, 2023	22,383	$5,583	-	$-	80,682,586	$81	$548,782	$(206)	$(527,271)	$21,386

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(10,304)	$(9,220)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	310	194
Non-cash lease expense	16	63
Stock-based compensation	5,314	5,211
Accretion and short-term investment discount	(287)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,555)	1,658
Inventories	173	(3,353)
Prepaid expenses and other current assets	217	1,365
Other assets	54	60
Accounts payable	(143)	1,037
Accrued liabilities	(386)	(403)
Deferred revenue	866	75
Other liabilities	(8)	(17)
Net cash used in operating activities	(5,733)	(3,330)
Cash flows from investing activities
Purchase of property and equipment	(356)	(1,804)
Proceeds from maturity of short-term investments	20,131	-
Net cash provided by (used in) investing activities	19,775	(1,804)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	30	111
Net cash provided by financing activities	30	111
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,072	(5,023)
Cash, cash equivalents, and restricted cash at beginning of period	9,855	40,145
Cash, cash equivalents, and restricted cash at end of period	$23,927	$35,122

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$17	$116

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of June 30th:
Cash and cash equivalents	$22,877	$33,498
Restricted cash - current	569	618
Restricted cash	481	1,006
Total cash, cash equivalents, and restricted cash	$23,927	$35,122

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

There is substantial real-world evidence and clinical literature for Robotic Magnetic Navigation in electrophysiology. Hundreds of electrophysiologists at over one hundred hospitals globally have treated over 100,000 arrhythmia patients with our robotic technology. Clinical use of our technology has been documented in over 400 clinical publications. Robotic Magnetic Navigation is designed to enable physicians to complete more complex interventional procedures with greater success and safety by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied computer-controlled magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation. The more flexible atraumatic design of catheters driven using magnetic fields may reduce the risk of patient harm and other adverse events. Performing the procedure from a control cockpit enables physicians to complete procedures in a safe location protected from x-ray exposure, with greater ergonomics, and improved efficiency. We believe these benefits can be applicable in other endovascular indications where navigation through complex vasculature is often challenging or unsuccessful and generates significant x-ray exposure, and we are investing in research and development in these areas.

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

We have received regulatory clearances and registration necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. Our prior generation robotic magnetic navigation system, the Niobe System, the Odyssey Solution, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. The Stereotaxis Imaging Model S x-ray System is CE marked and cleared by the FDA. We are pursuing regulatory approvals for the Stereotaxis MAGiC catheter, a robotically-navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, in various global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six-month period ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (SEC) on March 9, 2023.

Risks and Uncertainties

The global healthcare system is continuing to respond to the unprecedented challenges posed by the COVID-19 pandemic and other macroeconomic factors. The Company continues to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, and logistics delays which make it difficult for us to source parts and ship our products. Our customers have also experienced similar supply chain issues as well as labor shortages, both of which have contributed to delayed hospital construction project timelines. We have been generally able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic, including taking action to increase inventory levels, but we cannot guarantee that they will not be impacted more severely in the future. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture relevant products at required levels, or at all. Changes in economic conditions and supply chain constraints could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. We may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

In the past, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which have negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. The COVID-19 pandemic, or other macroeconomic or geopolitical factors, may continue to negatively affect demand for both our systems and our disposable products.

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

While we cannot reliably estimate the ultimate duration of the impact or the severity of ongoing periodic resurgences of pandemic-related issues, we continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $1.1 million and $1.3 million as of June 30, 2023, and December 31, 2022, respectively.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of June 30, 2023, the Company had no short-term investments.

Amortized cost of U.S. treasury securities and marketable debt securities are based on the Company’s purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of securities the Company purchases at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Stated interest on investments is reported as income when earned and is adjusted for amortization or accretion of any premium or discount. Accrued interest receivable on investments, included in other current assets, was less than $0.1 million as of June 30, 2023 and December 31, 2022.

Effective January 1, 2023, the Company reports held to maturity investments net of an allowance for expected credit losses in accordance with Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”). The adoption of ASC 326 had no material impact on the Company’s financial results for any prior periods, therefore no cumulative adjustment to beginning retained earnings was recorded. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities using the probability of default method and analyzes the unrealized loss positions and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not have any material expected credit losses on investments or material expected credit losses on accrued interest related to investments during the six months ended June 30, 2023 and year ended December 31, 2022.

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

As of June 30, 2023, financial assets classified as Level 2 consisted of money market funds. As of December 31, 2022, financial assets classified as Level 2 consisted of money market funds, U.S. treasury securities and corporate debt securities. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were less than $0.1 million for the six months ended June 30, 2023, and 2022. Revenue from system delivery and installation represented 36% and 17% of revenue for the six months ended June 30, 2023, and 2022, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the six months ended June 30, 2023, and 2022. Disposable revenue represented 22% and 31% of revenue for the six months ended June 30, 2023, and 2022, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. The Company was entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters, during the term of the agreement. Royalty revenue from co-development and co-placement arrangements represented less than 1% and approximately 8% of revenue for the six months ended June 30, 2023, and 2022, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 41% and 44% of revenue for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes the Company’s revenue for systems, disposables, and service and accessories for the six months ended June 30, 2023, and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Systems	$3,313	$602	$5,134	$2,236
Disposables, service and accessories	4,546	5,550	9,273	10,953
Total revenue	$7,859	$6,152	$14,407	$13,189

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $15.8 million as of June 30, 2023. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	June 30, 2023	December 31, 2022
Contract Assets - unbilled receivables	$657	$539

Customer deposits	$2,997	$2,339
Product shipped, revenue deferred	1,433	1,389
Deferred service and license fees	5,432	5,268
Total deferred revenue	$9,862	$8,996
Less: Long-term deferred revenue	(1,639)	(1,654)
Total current deferred revenue	$8,223	$7,342

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was earned but not billed on service contracts and revenue from system contracts that was recognized based on the relative selling price of the related satisfied performance obligations and the contractual billing terms in the arrangements. Customer deposits primarily relate to future system sales but can also include deposits on disposable sales. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. The Company did not have any credit losses on its contract assets for the periods presented therefore no allowance for credit losses was recorded as of June 30, 2023, or December 31, 2022.

Revenue recognized for the six months ended June 30, 2023, and 2022, that was included in the deferred revenue balance at the beginning of each reporting period was $4.3 million and $4.6 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.1 million and $0.2 million as of June 30, 2023, and December 31, 2022, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the six months ended June 30, 2023, were 1) expected dividend rate of 0%; 2) expected volatility of 76% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Restricted shares and units granted to employees are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(4,957)	$(5,134)	$(10,304)	$(9,220)
Cumulative dividend on convertible preferred stock	(335)	(335)	(666)	(666)
Net loss attributable to common stockholders	$(5,292)	$(5,469)	$(10,970)	$(9,886)

Weighted average number of common shares and equivalents:	81,049,211	75,953,916	78,787,652	75,915,864
Basic EPS	$(0.07)	$(0.07)	$(0.14)	$(0.13)
Diluted EPS	$(0.07)	$(0.07)	$(0.14)	$(0.13)

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

As of June 30, 2023, the Company had 3,797,100 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.94 per share, 48,388,788 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and 1,389,009 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding as of June 30, 2023.

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

3. Financial Instruments

The following table summarizes the Company’s cash and held to maturity securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, restricted cash and investments as of June 30, 2023, and December 31, 2022:

	June 30, 2023
	Valuation				Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$1,404	$-	$-	$1,404	$1,404	$-	$-	$-
Level 2
Money market funds	22,523		(4)	22,519	21,473	569	-	481
Subtotal	22,523	-	(4)	22,519	21,473	569	-	481
Total assets measured at fair value	$23,927	$-	$(4)	$23,923	$22,877	$569	$-	$481

	December 31, 2022
	Valuation				Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$3,258	$-	$-	$3,258	$3,258	$-	$-	$-
Level 2
Money market funds	1,615	-	-	1,615	346	525	-	744
US treasury securities	14,833	2	(2)	14,833	4,982	-	9,851	-
Corporate debt securities	9,993	-	(6)	9,987	-	-	9,993	-
Subtotal	26,441	2	(8)	26,435	5,328	525	19,844	744
Total assets measured at fair value	$29,699	$2	$(8)	$29,693	$8,586	$525	$19,844	$744

Interest income recorded for these investments was approximately $0.6 million and $0.5 million during the six months ended June 30, 2023, and the year ended December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company did not have any financial assets classified as Level 1 or Level 3 nor did the Company have financial liabilities valued at fair value on a recurring basis.

4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$7,002	$6,556
Work in process	267	530
Finished goods	2,345	2,697
Reserve for excess and obsolescence	(1,911)	(1,907)
Total inventory	$7,703	$7,876

The reserve for excess and obsolescence primarily includes Niobe Systems and related raw materials and spare parts.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$466	$605
Prepaid commissions	140	187
Deposits	536	669
Other assets	120	72
Total prepaid expenses and other assets	1,262	1,533
Less: Noncurrent prepaid expenses and other assets	(154)	(208)
Total current prepaid expenses and other assets	$1,108	$1,325

6. Property and Equipment

Property and Equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$4,271	$4,393
Leasehold improvements	2,911	2,692
Construction in process	-	204
	7,182	7,289
Less: Accumulated depreciation	(3,592)	(3,458)
Net property and equipment	$3,590	$3,831

The Company had less than $0.1 million and $1.2 million of property and equipment additions during the six months ended June 30, 2023, and the year ended December 31, 2022, respectively, associated with the buildout of the new leased space in St. Louis, Missouri.

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

As of June 30, 2023, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 8.49 years.

The following table represents lease costs and other lease information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$227	$226	$454	$451
Short-term lease cost	4	10	8	20
Total net lease cost	$231	$236	$462	$471

Cash paid within operating cash flows	$245	$220	$486	$654

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2023, were as follows (in thousands):

June 30, 2023
2023	$440
2024	898
2025	919
2026	935
2027	956
2028 and thereafter	4,030
Total lease payments	8,178
Less: Interest	(2,497)
Present value of lease liabilities	$5,681

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued salaries, bonus, and benefits	$1,064	$1,381
Accrued licenses and maintenance fees	484	484
Accrued warranties	134	163
Accrued professional services	158	129
Deferred contract obligation	1,045	1,045
Other	78	155
Total accrued liabilities	2,963	3,357
Less: Long term accrued liabilities	(43)	(51)
Total current accrued liabilities	$2,920	$3,306

Certain prior year amounts have been reclassified to conform to the 2023 presentation.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. No dividends have been declared or paid as of June 30, 2023, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

Series B Convertible Preferred Stock

On August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, as part of a private placement, agreed to issue and sell to the investors 5,610,121 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), $0.001 par value per share which are convertible into shares of the Company’s common stock, at a price of $2.05 per share. In April 2023, all of the outstanding shares of Series B Convertible Preferred Stock were converted into shares of common stock on a one-for-one basis by the holder. The Series B Preferred Stock, which was a common stock equivalent but non-voting and with a blocker on conversion if the holder exceeded a specified threshold of voting security ownership, was convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Preferred Stock was reported in the stockholders’ equity section of the Company’s balance sheet.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $3.5 million for the six-month periods ended June 30, 2023 and 2022. As of June 30, 2023 and 2022, the Company had approximately $40.6 million and $47.7 million, respectively, of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of June 30, 2023, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

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

At June 30, 2023, the Company had 2,932,628 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2023, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $4.6 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six-month period ended June 30, 2023 is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2022	3,208,065	$0.74 - $9.87	$4.21
Granted	707,000	$1.68 - $2.57	$2.56
Exercised	(29,188)	$0.74 - $2.03	$1.15
Forfeited	(88,777)	$0.82 - $9.20	$3.76
Outstanding, June 30, 2023	3,797,100	$0.74 - $9.87	$3.94

A summary of the restricted stock unit activity for the six-month period ended June 30, 2023 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2022	1,208,739	$4.21
Granted	324,324	$1.85
Vested	(144,054)	$1.22
Outstanding, June 30, 2023	1,389,009	$3.97

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

Accrued warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Warranty accrual, beginning of the fiscal period	$163	$242
Accrual adjustment for product warranty	(1)	113
Payments made	(28)	(192)
Warranty accrual, end of the fiscal period	$134	$163

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

There is substantial real-world evidence and clinical literature for Robotic Magnetic Navigation in electrophysiology. Hundreds of electrophysiologists at over one hundred hospitals globally have treated over 100,000 arrhythmia patients with our robotic technology. Clinical use of our technology has been documented in over 400 clinical publications. Robotic Magnetic Navigation is designed to enable physicians to complete more complex interventional procedures with greater success and safety by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied computer-controlled magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation. The more flexible atraumatic design of catheters driven using magnetic fields may reduce the risk of patient harm and other adverse events. Performing the procedure from a control cockpit enables physicians to complete procedures in a safe location protected from x-ray exposure, with greater ergonomics, and improved efficiency. We believe these benefits can be applicable in other endovascular indications where navigation through complex vasculature is often challenging or unsuccessful and generates significant x-ray exposure, and we are investing in research and development in these areas.

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

We have received regulatory clearances and registration necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. Our prior generation robotic magnetic navigation system, the Niobe System, the Odyssey Solution, Cardiodrive, and various disposable interventional devices have received regulatory clearance in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearance, licensing and/or CE Mark approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS, V-Loop and V-Sono devices in the U.S., Canada and Europe. The Stereotaxis Imaging Model S x-ray System is CE marked and cleared by the FDA. We are pursuing regulatory approvals for the Stereotaxis MAGiC catheter, a robotically-navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, in various global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

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

Risks and Uncertainties

The global healthcare system is continuing to respond to the unprecedented challenges posed by the COVID-19 pandemic and other macroeconomic factors. We have experienced challenges and disruptions such as worldwide supply chain disruptions, including shortages and inflationary pressures, and logistics delays which make it difficult for us to source parts and ship our products. Hospitals are experiencing challenges with staffing and cost pressures as supply chain constraints and inflation drive up operating costs. Many of our hospital customers, for whom the purchase of our system involves a significant capital purchase which may be part of a larger construction project at the customer site (typically the construction of a new building), may themselves be under economic pressures. This may cause delays or cancellations of current purchase orders and other commitments and may exacerbate the long and variable sales and installation cycles for our robotic magnetic navigation systems. Our hospital customers are also experiencing challenges in sourcing supplies, such as catheters, needed to perform procedures. Such shortages have, and may continue to, put pressure on procedures and our disposable revenue.

To-date, we have been generally able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic, including taking action to increase inventory levels, but we cannot guarantee that they will not be impacted more severely in the future.

While we cannot reliably estimate the ultimate duration of the impact or the severity of ongoing periodic resurgences of pandemic-related issues, we continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The impact has varied widely over time by individual geography. In 2022, procedure volumes were challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors. In the first quarter of 2023, the most recent COVID-19 resurgences in China continued to negatively impact our procedure volumes in that region, but as infections and hospitalization decreased throughout the quarter, we saw a recovery of procedure volumes.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were less than $0.1 million for the six months ended June 30, 2023, and 2022.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the six months ended June 30, 2023, and 2022.

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

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Customer deposits primarily relate to future system sales but can also include deposits on disposable sales. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. See Note 2 for additional detail on deferred revenue. The Company did not have any credit losses on its contract assets for the periods presented therefore no allowance for credit losses was recorded as of June 30, 2023, or December 31, 2022.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.1 million and $0.2 million as of June 30, 2023, and December 31, 2022, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue. Revenue increased from $6.2 million for the three months ended June 30, 2022, to $7.9 million for the three months ended June 30, 2023, an increase of 28%. Revenue from the sales of systems increased to $3.3 million for the three months ended June 30, 2023, from $0.6 million for the three months ended June 30, 2022, driven by increased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service, and accessories decreased to approximately $4.6 million for the three months ended June 30, 2023, from $5.6 million for the three months ended June 30, 2022, a decrease of approximately 18%. The decrease was primarily driven by prior period royalties paid to the Company by Biosense Webster on the sale of co-developed catheters during the term of the agreement in addition to Biosense Webster catheter production shortages.

Cost of Revenue. Cost of revenue increased from $1.5 million for the three months ended June 30, 2022, to $3.7 million for the three months ended June 30, 2023, an increase of approximately 148%. As a percentage of our total revenue, overall gross margin decreased to 53% for the three months ended June 30, 2023, from 76% for the three months ended June 30, 2022, primarily due to changes in product mix. Cost of revenue for systems sold increased to $2.7 million for the three months ended June 30, 2023, from $0.5 million for the three months ended June 30, 2022, driven by increased system sales volumes in the current year period. Gross margin for systems was $0.6 million for the three months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022. Cost of revenue for disposables, service, and accessories remained consistent at $1.0 million for the three months ended June 30, 2023, and 2022. Gross margin for disposables, service, and accessories was 79% for the three months ended June 30, 2023, compared to 83% for the three months ended June 30, 2022. The decrease was driven primarily by the prior period royalties paid to the Company by Biosense Webster on the sale of co-developed catheters during the term of the agreement.

Research and Development Expenses. Research and development expenses decreased from $2.9 million for the three months ended June 30, 2022, to $2.6 million for the three months ended June 30, 2023, a decrease of approximately 8%. This decrease was primarily driven by project timing in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses remained consistent at $3.3 million for the three months ended June 30, 2022, and 2023.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses decreased from $3.7 million for the three months ended June 30, 2022, to $3.5 million for the three months ended June 30, 2023, a decrease of approximately 5%. This decrease was primarily driven by lower administrative expenses and professional service fees in the current period.

Interest Income (Expense). Net interest income was approximately $0.3 million for the three months ended June 30, 2023, compared to less than $0.1 million for the three months ended June 30, 2022. The increase was driven by increased interest rates and higher invested balances in the current year period.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue. Revenue increased from $13.2 million for the six months ended June 30, 2022, to $14.4 million for the six months ended June 30, 2023, an increase of approximately 9%. Revenue from the sales of systems increased to $5.1 million for the six months ended June 30, 2023, from $2.2 million for the six months ended June 30, 2022, driven by increased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service and accessories decreased to $9.3 million for the six months ended June 30, 2023, from $11.0 million for the six months ended June 30, 2022, a decrease of approximately 15%. The decrease was primarily driven by prior period royalties paid to the Company by Biosense Webster on the sale of co-developed catheters during the term of the agreement and was enhanced by procedure challenges related to partner supply chain issues.

Cost of Revenue. Cost of revenue increased from $3.6 million for the six months ended June 30, 2022, to $6.3 million for the six months ended June 30, 2023, an increase of approximately 76%. As a percentage of our total revenue, overall gross margin decreased to 56% for the six months ended June 30, 2023, from 73% for the six months ended June 30, 2022, primarily due to changes in product mix. Cost of revenue for systems sold increased to $4.4 million for the six months ended June 30, 2023, from $1.8 million for the six months ended June 30, 2022, driven by higher system sales in the current year period. Gross margin for systems was $0.7 million for the six months ended June 30, 2023, compared to $0.4 million for the six months ended June 30, 2022. Cost of revenue for disposables, service, and accessories increased from $1.8 million for the six months ended June 30, 2022, to $1.9 million for the six months ended June 30, 2023, driven by higher expenses incurred under service contracts in the current period. Gross margin for disposables, service and accessories was 79% for the six months ended June 30, 2023, compared to 84% for the six months ended June 30, 2022. The decrease was driven primarily by the prior period royalties paid to the Company by Biosense Webster on the sale of co-developed catheters during the term of the agreement.

Research and Development Expenses. Research and development expenses remained consistent with the prior year period at $5.4 million for the six months ended June 30, 2023 compared to $5.3 million for the six months ended June 30, 2022, an increase of 1%.

Sales and Marketing Expenses. Sales and marketing expenses increased from $6.2 million for the six months ended June 30, 2022, to $6.5 million for the six months ended June 30, 2023, an increase of approximately 4%. This increase was primarily due to higher travel and trade show expenses in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses decreased from $7.3 million for the six months ended June 30, 2022, to $7.1 million for the six months ended June 30, 2023, a decrease of approximately 3%. This decrease was primarily driven by lower administrative expenses and professional service fees in the current period.

Interest Income (Expense). Net interest income was approximately $0.6 million for the six months ended June 30, 2023, compared to less than $0.1 million for the six months ended June 30, 2022. The increase was driven by increased interest rates and higher invested balances in the current year period.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of June 30, 2023 we had $23.9 million of cash and cash equivalents, inclusive of restricted cash. We had working capital of $24.5 million as of June 30, 2023, compared to $29.0 million as of December 31, 2022.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flow used in operating activities	$(5,733)	$(3,330)
Cash flow provided by (used in) investing activities	19,775	(1,804)
Cash flow provided by financing activities	30	111

Net cash used in operating activities. We used approximately $5.7 million and $3.3 million of cash for operating activities during the six months ended June 30, 2023, and 2022, respectively. The increase in cash used in operating activities was driven by the increase in operating loss in the current year period and changes in working capital.

Net cash provided by (used in) investing activities. We generated approximately $19.8 million and used approximately $1.8 million of cash during the six months ended June 30, 2023, and 2022, respectively. The cash generated during the six months ended June 30, 2023 was from proceeds received from the maturity of short-term investments. The cash used during the six months ended June 30, 2022, was for the purchase of equipment, construction and design costs associated with our new facility.

Net cash provided by financing activities. We generated less than $0.1 million and approximately $0.1 million of cash from financing activities during the six months ended June 30, 2023, and 2022, respectively. The cash generated in both periods was driven by the proceeds from issuance of stock from the exercise of options, net of issuance costs.

Capital Resources

As of June 30, 2023, the Company did not have any debt.

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

STEREOTAXIS, INC. (Registrant)

Date: August 11, 2023	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

Date: August 11, 2023	By:	/s/ Kimberly R. Peery
Kimberly R. Peery
Chief Financial Officer

