Form 10-Q
period 2023-09-30
Stereotaxis, Inc.
filed 2023-11-13
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

The number of outstanding shares of the registrant’s common stock on October 31, 2023 was 80,884,561.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

(in thousands, except share amounts)	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,100	$8,586
Restricted cash - current	525	525
Short-term investments	-	19,844
Accounts receivable, net of allowance of $596 and $235 at 2023 and 2022, respectively	5,246	5,090
Inventories, net	6,788	7,876
Prepaid expenses and other current assets	855	1,325
Total current assets	35,514	43,246
Property and equipment, net	3,443	3,831
Restricted cash	350	744
Operating lease right-of-use assets	5,086	5,384
Prepaid and other non-current assets	135	208
Total assets	$44,528	$53,413

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,243	$3,270
Accrued liabilities	3,160	3,306
Deferred revenue	6,216	7,342
Current portion of operating lease liabilities	413	373
Total current liabilities	13,032	14,291
Long-term deferred revenue	1,982	1,654
Operating lease liabilities	5,173	5,488
Other liabilities	43	51
Total liabilities	20,230	21,484

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,383 shares outstanding at 2023 and 2022	5,583	5,583

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2022	-	6
Common stock, par value $0.001; 300,000,000 shares authorized, 80,873,295 and 74,874,459 shares issued at 2023 and 2022, respectively	81	75
Additional paid in capital	551,480	543,438
Treasury stock, 4,015 shares at 2023 and 2022	(206)	(206)
Accumulated deficit	(532,640)	(516,967)
Total stockholders’ equity	18,715	26,346
Total liabilities and stockholders’ equity	$44,528	$53,413

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenue:
Systems	$3,539	$2,413	$8,673	$4,649
Disposables, service and accessories	4,260	5,244	13,533	16,197
Total revenue	7,799	7,657	22,206	20,846

Cost of revenue:
Systems	2,909	2,016	7,309	3,817
Disposables, service and accessories	831	1,074	2,775	2,868
Total cost of revenue	3,740	3,090	10,084	6,685

Gross margin	4,059	4,567	12,122	14,161

Operating expenses:
Research and development	2,668	2,818	8,061	8,158
Sales and marketing	3,097	3,111	9,585	9,337
General and administrative	3,933	3,690	11,011	10,986
Total operating expenses	9,698	9,619	28,657	28,481
Operating loss	(5,639)	(5,052)	(16,535)	(14,320)

Other income	-	-	27	-
Interest income, net	270	135	835	182
Net loss	$(5,369)	$(4,917)	$(15,673)	$(14,138)

Cumulative dividend on convertible preferred stock	(338)	(339)	(1,004)	(1,005)
Net loss attributable to common stockholders	$(5,707)	$(5,256)	$(16,677)	$(15,143)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.07)	$(0.21)	$(0.20)
Diluted	$(0.07)	$(0.07)	$(0.21)	$(0.20)

Weighted average number of common shares and equivalents:
Basic	82,468,971	76,100,007	80,028,243	75,977,920
Diluted	82,468,971	76,100,007	80,028,243	75,977,920

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2022

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2022	22,386	$5,584	5,610,121	$6	74,686,056	$75	$537,963	$(206)	$(507,897)	$29,941
Stock issued for the exercise of stock options					31,437		22			22
Stock-based compensation					100,027		2,695			2,695
Components of net loss									(4,917)	(4,917)
Employee stock purchase plan					14,758		26			26
Balance at September 30, 2022	22,386	$5,584	5,610,121	$6	74,832,278	$75	$540,706	$(206)	$(512,814)	$27,767

Three Months Ended September 30, 2023

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at June 30, 2023	22,383	$5,583	-	$-	80,682,586	$81	$548,782	$(206)	$(527,271)	$21,386
Stock issued for the exercise of stock options					1,000		1			1
Stock-based compensation					172,592		2,672			2,672
Components of net loss									(5,369)	(5,369)
Employee stock purchase plan					17,117		25			25
Balance at September 30, 2023	22,383	$5,583	-	$-	80,873,295	$81	$551,480	$(206)	$(532,640)	$18,715

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2022

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2021	22,387	$5,584	5,610,121	$6	74,618,240	$75	$532,641	$(206)	$(498,676)	$33,840
Stock issued for the exercise of stock options					71,960		67			67
Stock-based compensation					110,726		7,906			7,906
Components of net loss									(14,138)	(14,138)
Employee stock purchase plan					29,327		92			92
Preferred stock conversion	(1)				2,025					-
Balance at September 30, 2022	22,386	$5,584	5,610,121	$6	74,832,278	$75	$540,706	$(206)	$(512,814)	$27,767

Nine Months Ended September 30, 2023

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2022	22,383	$5,583	5,610,121	$6	74,874,459	$75	$543,438	$(206)	$(516,967)	$26,346
Stock issued for the exercise of stock options					30,384		(18)			(18)
Stock-based compensation					316,646		7,987			7,987
Components of net loss									(15,673)	(15,673)
Employee stock purchase plan					41,685		73			73
Preferred stock conversion			(5,610,121)	(6)	5,610,121	6				-
Balance at September 30, 2023	22,383	$5,583	-	$-	80,873,295	$81	$551,480	$(206)	$(532,640)	$18,715

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(15,673)	$(14,138)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	457	298
Non-cash lease expense	23	90
Stock-based compensation	7,987	7,906
Accretion and short-term investment discount	(287)	-
Changes in operating assets and liabilities:
Accounts receivable	(156)	329
Inventories	1,088	(3,280)
Prepaid expenses and other current assets	470	1,071
Other assets	73	45
Accounts payable	270	687
Accrued liabilities	(146)	(19)
Deferred revenue	(798)	1,199
Other liabilities	(8)	(51)
Net cash used in operating activities	(6,700)	(5,863)
Cash flows from investing activities
Purchase of property and equipment	(366)	(2,009)
Proceeds from maturity of short-term investments	20,131	-
Net cash provided by (used in) investing activities	19,765	(2,009)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	55	159
Net cash provided by financing activities	55	159
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,120	(7,713)
Cash, cash equivalents, and restricted cash at beginning of period	9,855	40,144
Cash, cash equivalents, and restricted cash at end of period	$22,975	$32,431

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$-	$163

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of September 30th:
Cash and cash equivalents	$22,100	$30,938
Restricted cash - current	525	618
Restricted cash	350	875
Total cash, cash equivalents, and restricted cash	$22,975	$32,431

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

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic navigation system, x-ray systems, and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of integrated systems and devices and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine-month period ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (SEC) on March 9, 2023.

Risks and Uncertainties

Future results of operations could be materially adversely impacted by macroeconomic and geopolitical factors. The Company continues to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, and logistics delays which make it difficult for us to source parts and ship our products. We have generally been able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic, including taking action to increase inventory levels, but we cannot guarantee that they will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions and supply chain constraints could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. We may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

Many of our hospital customers, for whom the purchase of our system involves a significant capital purchase which may be part of a larger construction project at the customer site (typically the construction of a new building), may themselves be under economic pressures. Hospitals continue to experience challenges with staffing and cost pressures as supply chain constraints and inflation drive up operating costs. This may cause delays or cancellations of current purchase orders and other commitments and may exacerbate the long and variable sales and installation cycles for our robotic magnetic navigation systems. Our hospital customers have also experienced challenges in sourcing supplies, such as catheters, needed to perform procedures. Such shortages have, and may continue to, put pressure on procedures and our disposable revenue.

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

In addition to the aforementioned macroeconomic factors, the COVID-19 pandemic or similar occurrences may continue to negatively affect demand for both our systems and our disposable products. In the past, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. We also experienced reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) re-prioritized the treatment of patients and diverted resources away from non-coronavirus areas, leading to the performance of fewer procedures in which our disposable products are used. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition. While we cannot reliably estimate the ultimate duration of the impact or the severity of ongoing periodic resurgences of pandemic-related issues, we continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $0.9 million and $1.3 million as of September 30, 2023, and December 31, 2022, respectively.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of September 30, 2023, the Company had no short-term investments.

Amortized cost of U.S. treasury securities and marketable debt securities are based on the Company’s purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of securities the Company purchases at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Stated interest on investments is reported as income when earned and is adjusted for amortization or accretion of any premium or discount. Accrued interest receivable on investments, included in other current assets was less than $0.1 million as of September 30, 2023 and December 31, 2022.

Effective January 1, 2023, the Company reports held to maturity investments net of an allowance for expected credit losses in accordance with Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”). The adoption of ASC 326 had no material impact on the Company’s financial results for any prior periods, therefore no cumulative adjustment to beginning retained earnings was recorded. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities using the probability of default method and analyzes the unrealized loss positions and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not have any material expected credit losses on investments or material expected credit losses on accrued interest related to investments during the nine months ended September 30, 2023, or year ended December 31, 2022.

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

As of September 30, 2023, financial assets classified as Level 2 consisted of money market funds. As of December 31, 2022, financial assets classified as Level 2 consisted of money market funds, U.S. treasury securities and corporate debt securities. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were approximately $0.1 million for the nine months ended September 30, 2023, and 2022. Revenue from system delivery and installation represented 39% and 22% of revenue for the nine months ended September 30, 2023, and 2022, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the nine months ended September 30, 2023, and 2022. Disposable revenue represented 21% and 29% of revenue for the nine months ended September 30, 2023, and 2022, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. The Company was entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters, during the term of the agreement. Royalty revenue from co-development and co-placement arrangements represented less than 1% and approximately 8% of revenue for the nine months ended September 30, 2023, and 2022, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 40% and 41% of revenue for the nine months ended September 30, 2023, and 2022, respectively.

The following table summarizes the Company’s revenue for systems, disposables, and service and accessories for the nine months ended September 30, 2023, and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Systems	$3,539	$2,413	$8,673	$4,649
Disposables, service and accessories	4,260	5,244	13,533	16,197
Total revenue	$7,799	$7,657	$22,206	$20,846

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $12.1 million as of September 30, 2023. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	September 30, 2023	December 31, 2022
Contract Assets - unbilled receivables	$626	$539

Customer deposits	$1,796	$2,339
Product shipped, revenue deferred	1,473	1,389
Deferred service and license fees	4,929	5,268
Total deferred revenue	$8,198	$8,996
Less: Long-term deferred revenue	(1,982)	(1,654)
Total current deferred revenue	$6,216	$7,342

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was earned but not billed on service contracts and revenue from system contracts that was recognized based on the relative selling price of the related satisfied performance obligations and the contractual billing terms in the arrangements. Customer deposits primarily relate to future system sales but can also include deposits on disposable sales. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. The Company did not have any credit losses on its contract assets for the periods presented therefore no allowance for credit losses was recorded as of September 30, 2023, or December 31, 2022.

Revenue recognized for the nine months ended September 30, 2023, and 2022, that was included in the deferred revenue balance at the beginning of each reporting period was $5.7 million and $5.6 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet was $0.1 million and $0.2 million as of September 30, 2023, and December 31, 2022, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the nine months ended September 30, 2023, were 1) expected dividend rate of 0%; 2) expected volatility of 76% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Restricted shares and units granted to employees are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,369)	$(4,917)	$(15,673)	$(14,138)
Cumulative dividend on convertible preferred stock	(338)	(339)	(1,004)	(1,005)
Net loss attributable to common stockholders	$(5,707)	$(5,256)	$(16,677)	$(15,143)

Weighted average number of common shares and equivalents:	82,468,971	76,100,007	80,028,243	75,977,920
Basic EPS	$(0.07)	$(0.07)	$(0.21)	$(0.20)
Diluted EPS	$(0.07)	$(0.07)	$(0.21)	$(0.20)

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

As of September 30, 2023, the Company had 3,769,675 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.93 per share, 48,909,568 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and 1,502,131 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding as of September 30, 2023.

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

3. Financial Instruments

The following table summarizes the Company’s cash and held to maturity securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, restricted cash and investments as of September 30, 2023, and December 31, 2022:

	September 30, 2023
	Valuation				Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$2,414	$-	$-	$2,414	$2,414	$-	$-	$-
Level 2
Money market funds	20,561	-	(2)	20,559	19,686	525	-	350
Subtotal	20,561	-	(2)	20,559	19,686	525	-	350
Total assets measured at fair value	$22,975	$-	$(2)	$22,973	$22,100	$525	$-	$350

	December 31, 2022
	Valuation				Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$3,258	$-	$-	$3,258	$3,258	$-	$-	$-
Level 2
Money market funds	1,615	-	-	1,615	346	525	-	744
US treasury securities	14,833	2	(2)	14,833	4,982	-	9,851	-
Corporate debt securities	9,993	-	(6)	9,987	-	-	9,993	-
Subtotal	26,441	2	(8)	26,435	5,328	525	19,844	744
Total assets measured at fair value	$29,699	$2	$(8)	$29,693	$8,586	$525	$19,844	$744

Interest income recorded for these investments was approximately $0.8 million and $0.5 million during the nine months ended September 30, 2023, and the year ended December 31, 2022, respectively.

As of September 30, 2023, and December 31, 2022, the Company did not have any financial assets classified as Level 1 or Level 3 nor did the Company have financial liabilities valued at fair value on a recurring basis.

4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$6,490	$6,556
Work in process	542	530
Finished goods	1,633	2,697
Reserve for excess and obsolescence	(1,877)	(1,907)
Total inventory	$6,788	$7,876

The reserve for excess and obsolescence primarily includes Niobe Systems and related raw materials and spare parts.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$281	$605
Prepaid commissions	125	187
Deposits	475	669
Other assets	109	72
Total prepaid expenses and other assets	990	1,533
Less: Noncurrent prepaid expenses and other assets	(135)	(208)
Total current prepaid expenses and other assets	$855	$1,325

6. Property and Equipment

Property and Equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$4,271	$4,393
Leasehold improvements	2,911	2,692
Construction in process	-	204
	7,182	7,289
Less: Accumulated depreciation	(3,739)	(3,458)
Net property and equipment	$3,443	$3,831

The Company had less than $0.1 million and $1.2 million of property and equipment additions during the nine months ended September 30, 2023, and the year ended December 31, 2022, respectively, associated with the buildout of the new leased space in St. Louis, Missouri.

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

As of September 30, 2023, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 8.24 years.

The following table represents lease costs and other lease information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$227	$227	$681	$678
Short-term lease cost	4	4	13	24
Total net lease cost	$231	$231	$694	$702

Cash paid within operating cash flows	$255	$232	$741	$886

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2023, were as follows (in thousands):

September 30, 2023
2023	$220
2024	898
2025	919
2026	935
2027	956
2028 and thereafter	4,030
Total lease payments	7,958
Less: Interest	(2,372)
Present value of lease liabilities	$5,586

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued salaries, bonus, and benefits	$1,314	$1,381
Accrued licenses and maintenance fees	484	484
Accrued warranties	111	163
Accrued professional services	173	129
Deferred contract obligation	1,045	1,045
Other	76	155
Total accrued liabilities	3,203	3,357
Less: Long term accrued liabilities	(43)	(51)
Total current accrued liabilities	$3,160	$3,306

Certain prior year amounts have been reclassified to conform to the 2023 presentation.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. No dividends have been declared or paid as of September 30, 2023, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $5.3 million for the nine months ended September 30, 2023, and 2022. As of September 30, 2023, and 2022, the Company had approximately $38.8 million and $45.9 million, respectively, of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of September 30, 2023, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

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

At September 30, 2023, the Company had 2,645,914 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2023, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $4.3 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine-month period ended September 30, 2023, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2022	3,208,065	$0.74 - $9.87	$4.21
Granted	718,000	$1.51- $2.57	$2.54
Exercised	(30,188)	$0.74 - $2.03	$1.14
Forfeited	(126,202)	$0.82 - $9.20	$3.82
Outstanding, September 30, 2023	3,769,675	$0.74 - $9.87	$3.93

A summary of the restricted stock unit activity for the nine-month period ended September 30, 2023, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2022	1,208,739	$4.21
Granted	610,038	$1.97
Vested	(316,646)	$1.17
Outstanding, September 30, 2023	1,502,131	$3.94

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

Accrued warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Warranty accrual, beginning of the fiscal period	$163	$242
Accrual adjustment for product warranty	139	113
Payments made	(191)	(192)
Warranty accrual, end of the fiscal period	$111	$163

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

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic navigation system, x-ray systems, and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of integrated systems and devices and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

Risks and Uncertainties

Future results of operations could be materially adversely impacted by macroeconomic and geopolitical factors. The Company continues to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, and logistics delays which make it difficult for us to source parts and ship our products. We have generally been able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic, including taking action to increase inventory levels, but we cannot guarantee that they will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions and supply chain constraints could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. We may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

Many of our hospital customers, for whom the purchase of our system involves a significant capital purchase which may be part of a larger construction project at the customer site (typically the construction of a new building), may themselves be under economic pressures. Hospitals continue to experience challenges with staffing and cost pressures as supply chain constraints and inflation drive up operating costs. This may cause delays or cancellations of current purchase orders and other commitments and may exacerbate the long and variable sales and installation cycles for our robotic magnetic navigation systems. Our hospital customers have also experienced challenges in sourcing supplies, such as catheters, needed to perform procedures. Such shortages have, and may continue to, put pressure on procedures and our disposable revenue.

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

In addition to the aforementioned macroeconomic factors, the COVID-19 pandemic or similar occurrences may continue to negatively affect demand for both our systems and our disposable products. In the past, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. We also experienced reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) re-prioritized the treatment of patients and diverted resources away from non-coronavirus areas, leading to the performance of fewer procedures in which our disposable products are used. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition. While we cannot reliably estimate the ultimate duration of the impact or the severity of ongoing periodic resurgences of pandemic-related issues, we continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The impact has varied widely over time by individual geography. In 2022, procedure volumes were challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors. In the first quarter of 2023, the most recent COVID-19 resurgences in China continued to negatively impact our procedure volumes in that region, but as infections and hospitalization decreased, we saw a recovery of procedure volumes.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from the implied obligation to deliver software enhancements if and when available is recognized ratably over the first year following installation of the system as the customer receives the right to software enhancements throughout the period and is included in Other Recurring Revenue. The Company’s system contracts do not provide a right of return. Systems are generally covered by a one-year assurance type warranty; warranty costs were approximately $0.1 million for the nine months ended September 30, 2023, and 2022.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the nine months ended September 30, 2023, and 2022.

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

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Customer deposits primarily relate to future system sales but can also include deposits on disposable sales. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. See Note 2 for additional detail on deferred revenue. The Company did not have any credit losses on its contract assets for the periods presented therefore no allowance for credit losses was recorded as of September 30, 2023, or December 31, 2022.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.1 million and $0.2 million as of September 30, 2023, and December 31, 2022, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue. Revenue increased from $7.7 million for the three months ended September 30, 2022, to $7.8 million for the three months ended September 30, 2023, an increase of 2%. Revenue from the sales of systems increased to $3.5 million for the three months ended September 30, 2023, from $2.4 million for the three months ended September 30, 2022, driven by increased system sales volumes and changes in product mix in the current year period. Revenue from sales of disposable interventional devices, service, and accessories decreased to approximately $4.3 million for the three months ended September 30, 2023, from $5.3 million for the three months ended September 30, 2022, a decrease of approximately 19%. The decrease was primarily driven by lower current period disposable sales and prior period royalties paid to the Company by Biosense Webster on the sale of co-developed catheters during the term of the agreement.

Cost of Revenue. Cost of revenue increased from $3.1 million for the three months ended September 30, 2022, to $3.7 million for the three months ended September 30, 2023, an increase of approximately 21%. As a percentage of our total revenue, overall gross margin decreased to 52% for the three months ended September 30, 2023, from 60% for the three months ended September 30, 2022, primarily due to changes in product mix. Cost of revenue for systems sold increased to $2.9 million for the three months ended September 30, 2023, from $2.0 million for the three months ended September 30, 2022, driven by increased system sales volumes and changes in product mix in the current year period. Gross margin for systems was $0.6 million for the three months ended September 30, 2023, compared to $0.4 million for the three months ended September 30, 2022. Cost of revenue for disposables, service, and accessories decreased from $1.1 million for the three months ended September 30, 2022, to $0.8 million for the three months ended September 30, 2023, driven by lower expenses incurred under service contracts and lower disposable sales volumes in the current year period. Gross margin for disposables, service, and accessories remained consistent at 80% for the three months ended September 30, 2023, and 2022.

Research and Development Expenses. Research and development expenses decreased from $2.8 million for the three months ended September 30, 2022, to $2.7 million for the three months ended September 30, 2023, a decrease of approximately 5%. This decrease was primarily driven by project timing in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses remained consistent at $3.1 million for the three months ended September 30, 2022, and 2023.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased from $3.7 million for the three months ended September 30, 2022, to $3.9 million for the three months ended September 30, 2023, an increase of approximately 7%. This increase was primarily driven by higher administrative expenses in the current period.

Interest Income (Expense). Net interest income was approximately $0.3 million for the three months ended September 30, 2023, compared to approximately $0.1 million for the three months ended September 30, 2022. The increase was driven by increased interest rates and higher invested balances in the current year period.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue. Revenue increased from $20.8 million for the nine months ended September 30, 2022, to $22.2 million for the nine months ended September 30, 2023, an increase of approximately 7%. Revenue from the sales of systems increased to $8.7 million for the nine months ended September 30, 2023, from $4.6 million for the nine months ended September 30, 2022, driven by increased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service and accessories decreased to $13.5 million for the nine months ended September 30, 2023, from $16.2 million for the nine months ended September 30, 2022, a decrease of approximately 16%. The decrease was primarily driven by prior period royalties paid to the Company by Biosense Webster on the sale of co-developed catheters during the term of the agreement and was enhanced by procedure challenges related to partner supply chain issues.

Cost of Revenue. Cost of revenue increased from $6.7 million for the nine months ended September 30, 2022, to $10.1 million for the nine months ended September 30, 2023, an increase of approximately 51%. As a percentage of our total revenue, overall gross margin decreased to 55% for the nine months ended September 30, 2023, from 68% for the nine months ended September 30, 2022, primarily due to changes in product mix. Cost of revenue for systems sold increased to $7.3 million for the nine months ended September 30, 2023, from $3.8 million for the nine months ended September 30, 2022, driven by higher system sales in the current year period. Gross margin for systems was $1.4 million for the nine months ended September 30, 2023, compared to $0.8 million for the nine months ended September 30, 2022. Cost of revenue for disposables, service, and accessories decreased from $2.9 million for the nine months ended September 30, 2022, to $2.8 million for the nine months ended September 30, 2023, driven by lower disposable sales volumes partially offset by higher expenses incurred under service contracts in the current period. Gross margin for disposables, service and accessories was 79% for the nine months ended September 30, 2023, compared to 82% for the nine months ended September 30, 2022. The decrease was driven primarily by the prior period royalties paid to the Company by Biosense Webster on the sale of co-developed catheters during the term of the agreement.

Research and Development Expenses. Research and development expenses decreased from $8.2 million for the nine months ended September 30, 2022, to $8.1 million for the nine months ended September 30, 2023, a decrease of 1%. This decrease was driven by project timing in the current period.

Sales and Marketing Expenses. Sales and marketing expenses increased from $9.3 million for the nine months ended September 30, 2022, to $9.6 million for the nine months ended September 30, 2023, an increase of approximately 3%. This increase was primarily due to increased travel and headcount expenses.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses remained consistent at $11.0 million for the nine months ended September 30, 2022, and 2023.

Interest Income (Expense). Net interest income was approximately $0.8 million for the nine months ended September 30, 2023, compared to approximately $0.2 million for the nine months ended September 30, 2022. The increase was driven by increased interest rates and higher invested balances in the current year period.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of September 30, 2023, we had $23.0 million of cash and cash equivalents, inclusive of restricted cash. We had working capital of $22.5 million as of September 30, 2023, compared to $29.0 million as of December 31, 2022.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2023, and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flow used in operating activities	$(6,700)	$(5,863)
Cash flow provided by (used in) investing activities	19,765	(2,009)
Cash flow provided by financing activities	55	159

Net cash used in operating activities. We used approximately $6.7 million and $5.9 million of cash for operating activities during the nine months ended September 30, 2023, and 2022, respectively. The increase in cash used in operating activities was driven by the increase in operating loss in the current year period partially offset by changes in working capital.

Net cash provided by (used in) investing activities. We generated approximately $19.8 million and used approximately $2.0 million of cash during the nine months ended September 30, 2023, and 2022, respectively. The cash generated during the nine months ended September 30, 2023, was from proceeds received from the maturity of short-term investments. The cash used during the nine months ended September 30, 2022, was for the purchase of equipment, construction and design costs associated with our new facility.

Net cash provided by financing activities. We generated less than $0.1 million and approximately $0.2 million of cash from financing activities during the nine months ended September 30, 2023, and 2022, respectively. The cash generated in both periods was driven by the proceeds from issuance of stock from the exercise of options, net of issuance costs.

Capital Resources

As of September 30, 2023, the Company did not have any debt.

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

STEREOTAXIS, INC. (Registrant)

Date: November 13, 2023	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

Date: November 13, 2023	By:	/s/ Kimberly R. Peery
Kimberly R. Peery
Chief Financial Officer

