Form 10-K
period 2023-12-31
Stereotaxis, Inc.
filed 2024-03-08
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO

COMMISSION FILE NUMBER 001-36159

STEREOTAXIS, INC.

(Exact name of the Registrant as Specified in its Charter)

delaware	94-3120386
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NYSE American on June 30, 2023) was approximately $100.9 million.

The number of outstanding shares of the registrant’s common stock on February 29, 2024, was 82,128,762.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

STEREOTAXIS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

STEREOTAXIS, INC.

PART I

ITEM 1.	BUSINESS

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Genesis RMN®, Niobe®, Navigant®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, QuikCAS™, Cardiodrive®, and MAGiC ™ are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

●	our business, operating, sales and marketing, and regulatory strategies;

●	our value proposition;

●	our overall liquidity and our ability to fund operations;

●	our ability to convert backlog to revenue;

●	the ability of physicians to perform certain medical procedures with our products safely, effectively and efficiently;

●	the adoption of our products by hospitals and physicians;

●	the market opportunity for our products, including expected demand for our products;

●	the timing and prospects for regulatory approval of our additional disposable interventional devices;

●	the success of our business partnerships and strategic relationships;

●	our industry generally, and overall macroeconomic conditions;

●	our estimates regarding our capital requirements;

●	our plans for hiring additional personnel; and

●	any of our other plans, objectives, expectations and intentions contained in this annual report that are not historical facts.

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

Our primary products include the Genesis RMN System, the Odyssey Solution, and other related devices. Through our strategic relationships with fluoroscopy system manufacturers, providers of catheters and electrophysiology mapping systems, and other parties, we offer our customers x-ray systems and other accessory devices.

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

We have arrangements with fluoroscopy system manufacturers to provide such systems in a bundled purchase offer for hospitals establishing robotic interventional operating rooms. These are single-plane, full-power x-ray systems and include the c-arm and powered table. The combination of RMN Systems with our partnered x-ray systems reduces the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

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

We have received regulatory clearances and approvals necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The Niobe System, our prior generation robotic magnetic navigation system, the Odyssey Solution, Cardiodrive, e-Contact, and various disposable interventional devices have received regulatory clearances and approvals in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearances and approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS device in the U.S. and Canada. We are pursuing regulatory approvals for the Stereotaxis MAGiC catheter, a robotically-navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, in various global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

Not all products have and/or require regulatory clearance in all of the markets we serve. Please refer to “Regulatory Approval” in Item 1 for a description of the regulatory clearance, licensing, and/or approvals we currently have or are pursuing.

As of December 31, 2023, we had approximately $14.7 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. Of the December 31, 2023 backlog, we expect approximately 81% to be recognized as revenue over the course of 2024. We had backlog of approximately $14.8 million as of December 31, 2022. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation system can vary significantly from one reporting period to the next.

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic navigation system, x-ray systems, and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible systems and devices and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

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

Cardiodrive® Automated Catheter Advancement System. As the physician conducts the procedure from the adjacent control room, the Cardiodrive Automated Catheter Advancement System (“Cardiodrive”), in conjunction with the QuikCAS automated catheter advancement system, is used to remotely advance and retract the electrophysiology catheter in the patient’s heart while the robotic magnetic navigation system magnets precisely steer the working tip of the device.

Odyssey® Solution

The Odyssey Solution offers a fully integrated, real-time information solution to manage, control, record and share procedures across networks or around the world. We believe that the Odyssey Solution enhances the physician workflow in interventional labs through a consolidated user interface of multiple systems on a single display to enable greater focus on the case and improve the efficiency of the lab. Through the use of a single mouse and keyboard, the Odyssey Solution allows the user to command multiple systems in the lab from a single point of control. In addition, the Odyssey Solution acquires a real-time, remote view of the lab, capturing synchronized procedure data for review of important events during cases. The Odyssey Solution enables physicians to access recorded cases and create snapshots following procedures for enhanced clinical reporting, auditing and presentation. The Odyssey Solution enables physicians to establish a comprehensive master archive of procedures performed in the lab providing an excellent tool for training new staff on the standard practices. The Odyssey Solution further enables procedures to be observed remotely around the world with high-speed Internet access over a hospital VPN, even wirelessly using a standard laptop or Windows tablet computer.

X-ray systems

We have arrangements with fluoroscopy system manufacturers to provide such systems in a bundled purchase offer for hospitals establishing robotic interventional operating rooms. These are single-plane, full-power x-ray systems and include the c-arm and powered table. The combination of RMN Systems with our partnered x-ray systems reduces the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

Disposables and Other Accessories

Our robotic magnetic navigation systems are designed to use a toolkit of associated disposable interventional devices. Within this toolkit, we manufacture and distribute:

●	the QuikCAS, an automated catheter advancement disposable device designed to provide precise remote advancement of magnetically enabled electrophysiology catheters,

●	the iCONNECT, a module designed to provide impedance data from a catheter while also allowing for the connection of a variety of catheters and systems, and

●	the V-CAS which can be manipulated by our Vdrive™ Robotic Navigation System, a complimentary product that provides navigation and stability for diagnostic and therapeutic devices designed to improve interventional procedures.

In addition, we also market and distribute other disposable and related devices that can be used with our robotic magnetic navigation systems and in traditional, manual procedures.

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance-type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented.

With our partners, we have jointly developed associated location and non-location sensing electrophysiology mapping and ablation catheters that are navigable with our robotic magnetic navigation system. We believe that these products provide physicians with the elements required for effective complex electrophysiology procedures: highly accurate information as to the exact location of the catheter in the body and highly precise control over the working tip of the catheter.

Additionally, we have other broad strategic collaborations, including the development of the Stereotaxis MAGiC catheter, our next-generation robotically-navigated magnetic ablation catheter designed to perform cardiac ablation procedures. Stereotaxis is the owner of the catheter and we are pursuing regulatory approvals for the MAGiC catheter in various global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible systems and devices and/or equivalent alternatives. We cannot provide any assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

Other Recurring Revenue

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from product maintenance plans and software enhancements, service-type warranties, and the implied obligation to provide software enhancements are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed.

Regulatory Approval

We have received regulatory clearance, licensing and/or approvals necessary for us to market the Genesis System with Cardiodrive, iCONNECT, Navigant, Odyssey and QuikCAS in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries.

We have received regulatory clearance, licensing and/or approvals necessary for us to market the Niobe System with Cardiodrive, e-Contact, Navigant, Odyssey and QuikCAS in the U.S., Canada, China, Japan, and various other countries.

We have received regulatory clearance, licensing and/or approvals necessary for us to market the Vdrive and Vdrive Duo Systems with the V-CAS in the U.S. and Canada.

FINANCIAL INFORMATION ABOUT CUSTOMERS

No single customer accounted for more than 10% of total revenue for the years ended December 31, 2023 and 2022. No single country, other than the U.S., accounted for more than 10% of total revenue for the years ended December 31, 2023 and 2022.

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

We have arrangements with fluoroscopy system manufacturers to provide such systems in a bundled purchase offer for hospitals establishing robotic interventional operating rooms.

We have entered into strategic relationships and successfully integrated with diagnostic mapping and imaging technologies to provide an ecosystem where physicians and patients benefit from the integration of procedure data.

With our partners, we have jointly developed associated location and non-location sensing electrophysiology mapping and ablation catheters that are navigable with our robotic magnetic navigation system. We believe that these products provide physicians with the elements required for effective complex electrophysiology procedures: highly accurate information as to the exact location of the catheter in the body and highly precise control over the working tip of the catheter.

The co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties contributed to the resources required for their development. Biosense Webster’s distribution rights for co-developed catheters were nonexclusive until December 31, 2022. We received royalty payments from Biosense Webster during the term of the agreement. The agreement expired in December, 2022, and provides for a continuation of supply by Biosense Webster of the co-developed catheters to us or our customers for three years following the termination. The royalty payments were payable quarterly based on net revenues from sales of the co-developed catheters. Royalty revenue from the co-developed catheters represented 7% of revenue for the year ended December 31, 2022.

Additionally, we have other broad strategic collaborations, including the development of the Stereotaxis MAGiC catheter, our next-generation robotically-navigated magnetic ablation catheter designed to perform cardiac ablation procedures. Stereotaxis is the owner of the catheter and we are pursuing regulatory approvals for the MAGiC catheter in various global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

The maintenance of these arrangements, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible next generation systems and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

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

CUSTOMER SERVICE AND SUPPORT

We provide worldwide maintenance and support services to our customers for our compatible products directly or with the assistance of outsourced product and service representatives. By utilizing these relationships, we provide direct, on-site technical support activities, including call center, customer support engineers and service parts logistics and delivery. In certain situations, we use these third parties as a single point of contact for the customer, allowing us to focus on providing installation, training, and back-up technical support.

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

Our sales and marketing efforts include two important elements: (1) selling robotic magnetic systems, Odyssey Solutions, and magnetically compatible x-ray systems directly and through distributors; and (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service.

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

We have an extensive patent portfolio that we believe protects the fundamental scope of our technology and systems, including our robotic magnetic technology, navigational methods, mapping system and procedural workflows, 3D integration technology, and disposable interventional devices. As of December 31, 2023, we had 44 issued U.S. patents and 2 pending U.S. patent application. In addition, we had 15 issued foreign patents and 2 pending foreign patent applications. The key patents that protect our technology and systems extend until 2028 and beyond.

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

We also face competition from companies that are developing robotic technologies for electrophysiology and non-electrophysiology interventional procedures. We are aware of four companies that commercialized endovascular catheter navigation systems which have been cleared by the FDA for electrophysiology procedures as well as two companies with electromagnetic catheter navigation systems that received CE Mark approval in Europe. None of these companies seem to be active in catheter robotics with any current commercial activities. Outside of electrophysiology, there are at least two companies that have commercialized robotic systems for guidewire manipulation and can be viewed as potential competitors as we look to address additional clinical applications.

We are pursuing regulatory approvals for the Stereotaxis MAGiC catheter, a robotically-navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, in various global geographies. We are aware of two other companies that also produce and sell magnetically enabled catheters. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

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

The primary regulatory environment in Europe is that of the European Union (EU), which encompasses most of the major countries in Europe. The EU, along with other member countries of the European Economic Area, or EEA, requires that manufacturers of medical products obtain the right to affix the CE Mark to their products before selling them in member countries of the EEA. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable directives. In order to obtain the right to affix the CE Mark to products, a manufacturer must obtain certification that its processes meet certain quality standards. Compliance with the Medical Device Regulation (MDR), as certified by a recognized European Notified Body, permits the medical device manufacturer to affix the CE Mark on its products and commercially distribute those products throughout the EEA. We are subject to annual surveillance audits and periodic re-certification audits in order to maintain our CE Mark permissions. The MDR establishes a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Regulations are directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU. The MDR became effective on May 26, 2021. Devices lawfully placed on the market pursuant to the EU Medical Device Directive (MDD) prior to May 26, 2021, may generally continue to be made available on the market or put into service until and including May 26, 2025, provided that the requirements of the transitional provisions are fulfilled (referred to as the “sell-off” provision). In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the MDR. If it is adopted by the European Parliament and Council, under draft legislation proposed by the European Commission, the sell-off provision would be removed.

We are subject to additional regulations in other foreign countries, including, but not limited to Canada, Taiwan, China, Japan, Korea, and Russia, in order to sell our products. We intend that either we or our distributors will receive any necessary approvals or clearance prior to marketing our products in these international markets.

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

In addition to federal regulations issued under HIPAA, some states and foreign countries have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. For example, the General Data Protection Regulation (the “GDPR”), which is in effect across the European Economic Area (the “EEA”), imposes several stringent requirements for controllers and processors of personal data and increased our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymised data, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric, or health data. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or 4% of the total worldwide annual turnover of the preceding financial year, whichever is greater, and other administrative penalties.

In addition, effective January 1, 2020, California passed the California Consumer Privacy Act (the “CCPA”), which is considered by many to be the most far-reaching data privacy law introduced in the U.S. to date and which introduces new compliance burdens on many organizations doing business in California who collect Personal Information about California residents. The CCPA’s definition of Personal Information is very broad and specifically includes biometric information. The CCPA took effect in 2020 and will allow for significant fines by the state attorney general, as well as a private right of action from individuals in relation to certain security breaches. Further, the California Consumer Privacy Rights Act (“CPRA”), which took effect on January 1, 2023, revised and expanded the CCPA, adding new data protection obligations to covered business and rights for consumers. Similar data protection laws have also been enacted by other states, including Virginia, Colorado, Connecticut, and Utah.

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

Anti-Corruption Laws

Our operations outside the U.S. require us to comply with a number of U.S. and international regulations, including the Foreign Corrupt Practices Act (“FCPA”). The FCPA prohibits U.S. corporations from offering, promising, authorizing, or making payments to foreign government officials for the purpose of obtaining or retaining business. In many countries, the scope of the FCPA could include interactions with certain healthcare professionals. Other countries have enacted similar anti-corruption laws.

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

As of December 31, 2023, we had 122 employees, 35 of whom were engaged directly in research and development, 53 in sales and marketing activities, 16 in manufacturing and service, and 18 in general administrative activities including finance, information systems, legal and general management. A significant majority of our employees are not covered by a collective bargaining agreement, and we consider our relationship with our employees to be positive. We also engage the services of independent contractors and consultants as needed for special or temporary projects or specific expertise.

As of December 31, 2023, our employees were based in 11 different countries around the world, including the U.S. Our global workforce consists of diverse, highly skilled talent at all levels.

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

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements.

RISK FACTORS SUMMARY

Risks Related to Our Business and Business Operations

●	We may not generate cash from operations or be able to raise the necessary capital to continue operations.
●	Macroeconomic and geopolitical factors, as well as pandemics, epidemics or outbreaks of infectious disease could have an adverse effect our supply chain, our hospital customer buying patterns, and our ability to raise capital and could otherwise disrupt our normal business operations.

●	We may not be able to fund our business operations in the same manner as we have done historically if we do not improve the operating performance of the Company or raise additional capital.
●	Hospital decision-makers may not purchase our robotic magnetic navigation systems or related products or may think that such systems and products are too expensive.
●	If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.
●	We will likely experience long and variable sales and installation cycles, which could result in substantial fluctuations in our quarterly results of operations.
●	Physicians may not use our products if they do not believe they are safe, efficient and effective.
●	Our collaborations with fluoroscopy system manufacturers and providers of catheters and electrophysiology mapping systems or other parties may fail, or we may not be able to enter into additional collaborations in the future.
●	The complexity associated with selling, marketing, and distributing products could impair our ability to increase revenue.
●	Our marketing strategy is dependent on collaboration with physician “thought leaders.”
●	Physicians may not commit enough time to sufficiently learn our system.
●	Customers may choose to purchase competing products and not ours.
●	If the magnetic fields generated by our system are not compatible with, or interfere with, other widely used equipment in the interventional labs, sales of our products would be negatively affected.
●	The use of our products could result in product liability claims that could be expensive, divert management’s attention, and harm our reputation and business.
●	We have incurred substantial losses in the past and may not be profitable in the future.
●	Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.
●	Risks associated with international manufacturing and trade could negatively impact the availability and cost of our products because materials used to manufacture our magnets, one of our key system components, are sourced from overseas.
●	We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.
●	Our growth may place a significant strain on our resources, and if we fail to manage our growth, our ability to develop, market, and sell our products will be harmed.

Risks Relating to Technology and Intellectual Property Matters

●	The rate of technological innovation of our products might not keep pace with the rest of the market.
●	Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.
●	We may be unable to protect our technology from use by third parties.
●	Third parties may assert that we are infringing their intellectual property rights.
●	Expensive intellectual property litigation is frequent in the medical device industry.
●	We may not be able to maintain all the licenses or rights from third parties necessary for the development, manufacture, or marketing of new and existing products.
●	Our products and related technologies can be applied in different medical applications, and we may fail to focus on the most profitable areas.
●	We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.
●	Software errors or other defects may be discovered in our products.

Risks Relating to Regulatory and Legal Matters

●	If we or the parties in our strategic collaborations fail to obtain or maintain necessary FDA clearances or approvals for our medical device products, or if such clearances or approvals are delayed, we will be unable to continue to commercially distribute and market our products.
●	If our strategic collaborations elect not to or we fail to obtain regulatory approvals in other countries for products under development, we will not be able to commercialize these products in those countries.
●	We may fail to comply with continuing regulatory requirements of the FDA and other authorities and become subject to enforcement action, which may include substantial penalties.
●	Our suppliers, subcontractors, or we may fail to comply with the FDA quality system regulation or other quality standards.
●	If we fail to comply with health care regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
●	Healthcare policy changes, including the potential repeal or amendment of any existing legislation, may have a material adverse effect on us.
●	The application of state certificate of need regulations and compliance by our customers with federal and state licensing or other international requirements could substantially limit our ability to sell our products and grow our business.
●	Hospitals or physicians may be unable to obtain reimbursement from third-party payors for procedures using our products, or reimbursement for procedures may be insufficient to recoup the costs of purchasing our products.
●	Our costs could substantially increase if we receive a significant number of warranty claims or have other significant, uninsured liabilities.

Risks Related to Our Common Stock

●	Our principal stockholders continue to own a large percentage of our voting stock, and they have the ability to substantially influence matters requiring stockholder approval.
●	Future issuances of our securities could dilute current stockholders’ ownership.
●	We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
●	Our certificate of incorporation and bylaws, Delaware law, and one of our collaboration agreements contain provisions that could discourage a takeover.
●	Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
●	Our future operating results may be below securities analysts’ or investors’ expectations, which could cause our stock price to decline.
●	We expect that the price of our common stock could fluctuate substantially, possibly resulting in class action securities litigation.
●	If we fail to continue to meet all applicable NYSE American Market requirements and the NYSE American determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, which would impair the value of your investment and ultimately harm our business by limiting our access to equity markets for capital raising.

Risks Related to the February 2021 CEO Performance Stock Unit Grant

●	We will incur significant additional stock-based compensation expense over the term of the CEO Performance Award regardless of whether or not any of the milestones are achieved.
●	Our stockholders may experience substantial dilution upon payout of shares under the CEO Performance Award.
●	Certain provisions in the PSU Agreement may discourage a change in control of the Company even if such a transaction would otherwise be beneficial to our stockholders.
●	We are highly dependent on the services of Mr. Fischel, and our compensation package, including the CEO Performance Award, may fail to retain him.

Summary of General Risk Factors

●	General economic conditions could materially adversely impact us.
●	We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
●	We may lose key personnel or fail to attract and retain replacement or additional personnel.
●	We face currency and other risks associated with international operations.

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

We may require additional funds to meet our operational, working capital and capital expenditure needs in the future. We cannot be certain that we will be able to obtain additional funds on favorable terms or at all. If we cannot raise capital on acceptable terms, we will not be able to, among other things:

●	maintain customer and vendor relationships;
●	hire, train and retain employees;
●	maintain or expand our operations;
●	enhance our existing products or develop new ones; or
●	respond to competitive pressures.

Our failure to do any of these things could result in lower revenue and adversely affect our financial condition and results of operations, and we may have to curtail or cease operations.

Macroeconomic and geopolitical factors, as well as pandemics, epidemics or outbreaks of infectious disease could have an adverse effect our supply chain, our hospital customer buying patterns, and our ability to raise capital and could otherwise disrupt our normal business operations.

Future results of operations could be materially adversely impacted by macroeconomic and geopolitical factors. The Company continues to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, and logistics delays which make it difficult for us to source parts and ship our products. We have generally been able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic, including taking action to increase inventory levels and engaging in discussions with our vendors on contractual obligations, but we cannot guarantee that they will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions and supply chain constraints could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. We may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

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

Any disruption to the capital markets could negatively impact our ability to raise capital. If the capital markets are disrupted for an extended period of time and we need to raise additional capital, such capital may not be available on acceptable terms, or at all. Disruptions to the capital markets and other financing sources could also negatively impact our hospital customers’ ability to raise capital or otherwise obtain financing to fund their operations and capital projects. Such could result in delayed spending on current projects, a longer sales cycle for new projects where a large capital commitment is required, and decreased demand for our disposable products as well as an increased risk of customer defaults or delays in payments for our system installations, service contracts and disposable products.

In addition to the aforementioned macroeconomic factors, the COVID-19 pandemic negatively affected demand for both our systems and our disposable products, and future similar occurrences may do so in the future. During the COVID-19 pandemic, we experienced business disruptions, including travel restrictions on us and our third-party distributors, which negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services, and that may occur again in the future. We also experienced reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) re-prioritized the treatment of patients and diverted resources away from non-coronavirus areas, leading to the performance of fewer procedures in which our disposable products are used. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition. While we cannot reliably estimate the ultimate duration of the impact or the severity of ongoing periodic resurgences of pandemic-related issues, we continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We may not be able to fund our business operations in the same manner as we have done historically if we do not improve the operating performance of the Company or raise additional capital.

The Company has sustained operating losses throughout its corporate history and expects that its 2024 operating expenses will exceed its 2024 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of our robotic magnetic navigation system as well as by new placements of capital systems. The Company’s plans for improving the liquidity conditions primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through debt or equity financing.

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

To achieve and grow sales, hospitals must purchase our products, and in particular, our robotic magnetic navigation systems. The robotic magnetic navigation system is a novel device, and hospitals and physicians are traditionally slow to adopt new products and treatment practices. In addition, hospitals may delay their purchase or installation decision for the robotic magnetic navigation system based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the robotic magnetic navigation system is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. Although priced significantly below a robotic magnetic navigation system, the Odyssey Solution is still an expensive product. While we have partnered with fluoroscopy manufacturers to reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice, this strategy may not be successful. If hospitals do not widely adopt our systems or partnered products or if they decide that our systems are too expensive, we may never become profitable. Any failure to sell as many systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, liquidity position, and cash flow.

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

We anticipate that our robotic magnetic navigation system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ interventional lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, historically the majority of our products have been delivered less than one year after the receipt of a purchase order from a hospital, with the timing being dependent on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. We cannot assure you that the time from purchase order to delivery for systems to be delivered in the future will be consistent with our historical experience. Moreover, as noted above, the global macroeconomic and geopolitical factors, including those related to the COVID-19 pandemic, have caused, and may continue to cause, our customers to delay construction or significant capital purchases, which could further lengthen our sales cycle. This may contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

We have collaborated with and are continuing to collaborate with fluoroscopy system manufacturers and providers of catheters and electrophysiology mapping systems and other parties to make our instrument control technology compatible with their respective imaging products or disposable interventional devices and to co-develop additional disposable interventional devices for use with our products. A significant portion of our revenue from system sales is derived from these compatible products. The maintenance of these collaborations, or the establishment of equivalent alternatives, is critical to our commercialization efforts.

In the past, we have experienced disruptions and changes in our strategic relationships. There are no guarantees that any existing strategic relationships will continue and efforts are ongoing to ensure the availability of compatible next generation systems and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

Our product commercialization plans could be disrupted, leading to lower than expected revenue and a material and adverse impact on our results of operations and cash flow, if:

●	we fail to or are unable to maintain adequate compatibility of our products with the most prevalent imaging products or disposable interventional devices expected by our customers for their clinical practice;
●	any of our collaboration partners delays or fails in the integration of its technology or new products with our robotic magnetic navigation system;
●	any of our collaboration partners fails to develop, commercialize or support compatible products in a timely manner;
●	any of our collaboration partners fails to maintain required regulatory approvals for their own products and such failure impacts our ability to deliver compatible systems in a timely manner or at all; or
●	we become involved in disputes with one or more of our collaboration partners regarding our collaborations or contractual rights and obligations related thereto.

For example, supply chain disruptions have led to vendor discussions regarding contractual performance which we intend to resolve through continued negotiations but may require us to assert performance issues under our vendor agreements; in such event, we may not be successful in our claims, and even if we are successful, we may experience supply disruptions. Our collaborators range from small and midsized organizations which may have limited resources to large, global organizations with diverse product lines and interests that may diverge from our interests in commercializing our products. Accordingly, our collaborators may not devote adequate resources to our products, or may experience financial difficulties, change their business strategy or undergo a business combination that may affect their willingness or ability to fulfill their obligations to us.

The failure of one or more of our collaborations could have a material adverse effect on our financial condition, results of operations and cash flow. In addition, if we are unable to enter into additional collaborations in the future, or if these collaborations fail, our ability to develop and commercialize products could be impacted negatively and our revenue could be adversely affected. For example, our agreement with Biosense Webster expired by its terms on December 31, 2022. While the agreement provides for a continuation of supply by Biosense Webster of the co-developed catheters to us or our customers for three years following the termination, we no longer receive royalty payments from Biosense Webster. Although we are in the process of establishing alternative catheter supply arrangements, including the development of a fully owned magnetically enabled ablation catheter, we cannot guarantee that those arrangements will be successful. Failure to establish alternatives may reduce the likelihood that physician users will continue to use our technology which will have a negative impact on our future revenue, cash flow and operations. Even if we are successful in establishing one or more alternatives, we cannot guarantee that those arrangements will replace the royalty revenue stream previously received from the sale of the Biosense Webster catheter.

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

We also face competition from companies that are developing robotic technologies for electrophysiology and non-electrophysiology interventional procedures. We are aware of four companies that commercialized endovascular catheter navigation systems which have been cleared by the FDA for electrophysiology procedures as well as two companies with electromagnetic catheter navigation systems that received CE Mark approval in Europe. None of these companies seem to be active in catheter robotics with any current commercial activities. Outside of electrophysiology, there are at least two companies that have commercialized robotic systems for guidewire manipulation and can be viewed as potential competitors as we look to address additional clinical applications.

We are pursuing regulatory approvals for the Stereotaxis MAGiC catheter, a robotically-navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, in various global geographies. We are aware of two other companies that also produce and sell magnetically enabled catheters. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

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

We have incurred substantial net losses since inception, including incurring an accumulated deficit of 537.7 million as of December 31, 2023, and we expect to incur losses into the future as we continue the commercialization of our products. Moreover, the extent of our future losses and the timing of profitability are highly uncertain. Although we have achieved operating profitability during certain quarters, we may not achieve profitable operations on an annual basis, and if we achieve profitable operations, we may not sustain or increase profitability on a quarterly or annual basis. If we require more time than we expect to generate significant revenue and achieve annual profitability, or if we are unable to sustain profitability once achieved, we may not be able to continue our operations. Our failure to achieve annual profitability or sustain profitability on an annual or quarterly basis could negatively impact the market price of our common stock. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

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

In addition, if these manufacturers or suppliers stop providing us with the components or services necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses and could delay the shipment of, or limit our ability to, provide our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Additionally, obtaining components from a new supplier may require a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. Any disruptions in product flow may harm our ability to generate revenue, lead to customer dissatisfaction, damage our reputation and result in additional costs or cancellation of orders by our customers.

We rely on other parties to manufacture, and in some cases to service, magnetically compatible x-ray systems, catheter sensing technology, and a number of disposable interventional devices for use with our robotic magnetic navigation system. If these parties cannot or do not manufacture sufficient quantities to meet customer demand, or if their manufacturing processes are disrupted, or if they are not able to service or warrant their products, our revenue and profitability would be adversely affected.

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

We subcontract all or part of the manufacture and assembly of components of our products and devices. The products we design may not satisfy all the performance requirements of our customers and we may need to improve or modify the design or ask our subcontractors to modify their production process in order to do so. In addition, we, or our subcontractors, may experience quality problems, substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, our revenue may be impacted.

Our growth may place a significant strain on our resources, and if we fail to manage our growth, our ability to develop, market, and sell our products will be harmed.

Our business plan contemplates a period of substantial growth and business activity. This growth and activity will likely result in new and increased responsibilities for management personnel and place significant strain upon our operating and financial systems and resources. To accommodate our growth and compete effectively, we will be required to improve our information systems, create additional procedures and controls and expand, train, motivate and manage our workforce. We cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our future operations. Any failure to effectively manage our growth could impede our ability to successfully develop, market, and sell our products.

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

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Each medical device that we wish to market in the U.S. must be designated as exempt from premarket approval or notification, or first receive either a 510(k) clearance, de novo approval, or a pre-market approval, or PMA, from the U.S. FDA pursuant to the Federal Food, Drug, and Cosmetic Act, or FD&C Act. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain, generally taking from one to three years or even longer. Although we have 510(k) clearance for many of our products, including disposable interventional devices, and we are able to market these products commercially in the U.S., our business model relies significantly on revenue from new disposable interventional devices, some of which may not achieve FDA clearance or approval. We cannot assure you that any of our devices will not be required to undergo the lengthier and more burdensome PMA process. We cannot commercially market any disposable interventional devices in the U.S. until the necessary clearances or approvals from the FDA have been received. In addition, we are working with third parties to co-develop disposable products. In some cases, these companies are responsible for obtaining appropriate regulatory clearance or approval to market these disposable devices. We also have arrangements with fluoroscopy system manufacturers to provide a complete solution for a robotic interventional operating room and these manufacturers have the obligation maintain appropriate regulatory clearance or approval to market and sell these systems. If these clearances or approvals are not received or are substantially delayed or if we are not able to offer either a sufficient array of approved disposable interventional devices or a fully integrated robotic magnetic navigation system, we may not be able to successfully market our system to as many institutions as we currently expect, which could have a material adverse impact on our financial condition, results of operations and cash flow.

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

In order to market our products outside of the U.S., we and our strategic collaborations or distributors must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects described above regarding FDA approval in the U.S. In addition, we may rely on our distributors and strategic collaborations, in some instances, to assist us in this regulatory approval process in countries outside the U.S. and Europe, for example, in China and Japan.

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

We generally warrant each of our products against defects in materials and workmanship for a period of 12 months following the installation of our system. Additionally, we rely on the warranty provided by our third-party suppliers, including our fluoroscopy system providers. If product returns or warranty claims increase, or if our third-party suppliers do not honor their warranty obligations to us or certain claims are not covered thereunder, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill in the interventional lab market could be damaged. Unforeseen warranty exposure in excess of our established reserves for liabilities associated with product warranties could materially and adversely affect our financial condition, results of operations and cash flow.

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

As of December 31, 2023, we had 49.4 million shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock. Our Series A Convertible Preferred Stock bears dividends at a rate of six percent (6.0%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash, except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Convertible Preferred Stock. Instead, the value of the accrued dividends is added to the liquidation preference of the Series A Convertible Preferred Stock and will increase the number of shares of common stock issuable upon conversion, which will dilute the ownership of our common stockholders.

In addition, a significant number of shares of our common stock are subject to issuance under our existing stock incentive plans and we may request the ability to issue additional such securities. We may also decide to raise additional funds through public or private debt or equity financing to fund our operations. We filed a universal shelf registration statement on Form S-3 with the SEC in May 2023, which was declared effective by the SEC on June 6, 2023, registering the sale up to $100.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. While we cannot predict the effect, if any, that future sales of debt, our common stock, other equity securities or securities exercisable for or convertible into our common stock or other equity securities or the availability of any of the foregoing for future sale, will have on the market price of our common stock, it is likely that sales of substantial amounts of our common stock (including shares issued upon the exercise of stock options and stock appreciation rights, the vesting of the CEO Performance Share Unit Award and restricted stock units, the conversion of any convertible securities outstanding now or in the future, including the Series A Convertible Preferred Stock, or under our universal shelf registration statement), will dilute the ownership of our existing stockholders and that the perception that such sales could occur, will adversely affect prevailing market prices for our common stock.

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

While our common stock is traded on the NYSE American Market, trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2023, our common stock traded between $1.33 and $2.75 per share, on trading volume ranging from approximately 44,500 to 5.0 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

As described in Note 9 of the accompanying notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K, on February 23, 2021, the Company`s Board of Directors, upon recommendation of the Compensation Committee, approved the grant of the Performance Share Unit Award (“CEO Performance Award”) pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement”), to David L. Fischel, the Company’s Chief Executive Officer. Under the terms of the PSU Agreement, the Company will incur significant additional stock-based compensation expense over the term of the award regardless of whether or not any of the milestones are achieved as the probability of meeting the ten market capitalization milestones is not considered in determining the timing of expense recognition. The expense will be recognized on an accelerated basis through 2030. Total stock-based compensation recorded as operating expense for the CEO Performance Award was $7.1 million for the year ended December 31, 2023. As of December 31, 2023, the Company had approximately $37.0 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award if Mr. Fischel continues to serve as CEO, or in a similar capacity, through 2030. This additional stock-based compensation expense, incurred regardless of whether or not any milestones are achieved, increases the difficulty for the Company to achieve a profitable position as measured by generally accepted accounting principles.

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

Our operating performance is dependent upon economic conditions in the United States and in other countries in which we operate. Uncertainty about current global economic conditions and future global economic conditions may cause customers to delay purchasing or installation decisions or cancel existing orders. The robotic magnetic navigation systems, Odyssey Solution, and compatible x-ray systems are typically purchased as part of a larger overall capital project and an economic downturn or the lack of a robust recovery might make it more difficult for our customers, including distributors, to obtain adequate financing to support the project or to obtain requisite approvals. Any delay in purchasing decisions or cancellation of purchasing commitments may result in a decrease in our revenues. A credit crisis could further affect our business if key suppliers are unable to obtain financing to manufacture our products or become insolvent and we are unable to manufacture products to meet customer demand. If the United States and global economy becomes sluggish or deteriorates for a longer period than we anticipate, we may experience a material negative decrease on the demand for our products which may, in turn, have a material adverse effect on our revenue, profitability, financial condition, ability to raise additional capital and the market price of our stock.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2023 fiscal year and that remain unresolved.

ITEM 1C.	CYBERSECURITY

Cybersecurity risk management and strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”) and the System and Organizational Controls (“SOC2”), as well as information security standards issued by the International Organization for Standardization, including ISO 27001 and ISO 27002. We use these cybersecurity frameworks and information security standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

We also maintain third party security procedures to identify, prioritize, assess, mitigate and remediate third party risks; however, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology (“IT”) environment;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
●	cybersecurity awareness training for our employees, incident response personnel, and senior management; and
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity governance

Our management team, including our IT management team, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our management team has certifications from various organizations, such as ISC2 (Certified Information Security Systems Professional or “CISSP”), Global Information Assurance (“GIAC”), and the EC-Council.

Our management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.

The Board oversees our enterprise risk management processes, which includes cybersecurity risk, directly and through its audit committee. The audit committee of the Board assesses with management the Company’s major risk exposures and the steps management has taken to monitor and control such exposures. The audit committee reviews management’s risk assessment and risk management programs and reports on such matters to the full Board.

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

The Company also has leased office space in Amsterdam, The Netherlands through June 30, 2024. In addition, we lease an office space in Beijing, China under a lease agreement through November 29, 2026.

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

As of February 29, 2024, there were approximately 419 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

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

Our primary products include the Genesis RMN System, the Odyssey Solution, and other related devices. Through our strategic relationships with fluoroscopy system manufacturers, providers of catheters and electrophysiology mapping systems, and other parties, we offer our customers magnetically compatible x-ray systems and other accessory devices.

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

We have arrangements with fluoroscopy system manufacturers to provide such systems in a bundled purchase offer for hospitals establishing robotic interventional operating rooms. These are single-plane, full-power x-ray systems and include the c-arm and powered table. The combination of RMN Systems with our partnered x-ray systems reduces the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

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

We have received regulatory clearances and approvals necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The Niobe System, our prior generation robotic magnetic navigation system, the Odyssey Solution, Cardiodrive, e-Contact, and various disposable interventional devices have received regulatory clearances and approvals in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearances and approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS device in the U.S. and Canada. We are pursuing regulatory approvals for the Stereotaxis MAGiC catheter, a robotically-navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, in various global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

Not all products have and/or require regulatory clearance in all of the markets we serve. Please refer to “Regulatory Approval” in Item 1 for a description of the regulatory clearance, licensing, and/or approvals we currently have or are pursuing.

As of December 31, 2023, we had approximately $14.7 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. Of the December 31, 2023 backlog, we expect approximately 81% to be recognized as revenue over the course of 2024. We had backlog of approximately $14.8 million as of December 31, 2022. There can be no assurance that we will recognize such revenue in any particular period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, as a result of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation system can vary significantly from one reporting period to the next.

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic navigation system, x-ray systems, and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible systems and devices and/or equivalent alternatives. For example, prior to the expiration of our agreement Biosense Webster on December 31. 2022, we received quarterly royalty payments based on net revenues from sales of co-developed catheters with Biosense Webster. Such royalty payments represented 7% of revenue for the year ended December 31, 2022. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

Risks and Uncertainties

Future results of operations could be materially adversely impacted by macroeconomic and geopolitical factors. The Company continues to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, and logistics delays which make it difficult for us to source parts and ship our products. We have generally been able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic, including taking action to increase inventory levels and engaging in discussions with our vendors on contractual obligations, but we cannot guarantee that they will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions and supply chain constraints could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. We may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

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

Any disruption to the capital markets could negatively impact our ability to raise capital. If the capital markets are disrupted for an extended period of time and we need to raise additional capital, such capital may not be available on acceptable terms, or at all. Disruptions to the capital markets and other financing sources could also negatively impact our hospital customers’ ability to raise capital or otherwise obtain financing to fund their operations and capital projects. Such could result in delayed spending on current projects, a longer sales cycle for new projects where a large capital commitment is required, and decreased demand for our disposable products as well as an increased risk of customer defaults or delays in payments for our system installations, service contracts and disposable products.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. Our investments may include, at any time, a diversified portfolio of cash equivalents and short- and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The Company closely monitors events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank. On March 10, 2023, Silicon Valley Bank (“SVB”), where the Company maintained accounts with a cash balance of less than 6% of the Company’s total cash, cash equivalents and marketable securities, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year service-type warranty or a one-year assurance-type warranty. Warranty costs for assurance-type warranty arrangements were approximately $0.5 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance-type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. The Company was entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters, during the term of the agreement, which expired December 31, 2022.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements, service-type warranties, and the implied obligation to provide software enhancements are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed.

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was earned but not billed on service contracts and revenue from system contracts that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Customer deposits primarily relate to future system sales but can also include deposits on disposable sales. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. See Note 2 to the financial statements for additional details on deferred revenue. The Company did not have any impairment losses on its contract assets for the periods presented.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.1 million and $0.2 million as of December 31, 2023 and 2022, respectively. The Company did not incur any impairment losses during any of the periods presented.

Cost of Contracts

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, initial training costs and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and estimated warranty costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

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

Results of Operations

Comparison of the Years ended December 31, 2023 and 2022

Revenue. Revenue decreased from $28.1 million for the year ended December 31, 2022, to $26.8 million for the year ended December 31, 2023, a decrease of approximately 5%. Revenue from sales of systems increased from $6.8 million for the year ended December 31, 2022, to $8.7 million for the year ended December 31, 2023, an increase of approximately 28%, driven by increased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service and accessories decreased to $18.0 million for the year ended December 31, 2023, from $21.3 million for the year ended December 31, 2022, a decrease of approximately 15%. The decrease was primarily driven by prior period royalties paid to the Company by Biosense Webster on the sale of co-developed catheters during the term of the agreement and by lower procedure volumes related to Biosense Webster catheter shortages.

Cost of Revenue. Cost of revenue increased from $9.7 million for the year ended December 31, 2022, to $11.9 million for the year ended December 31, 2023, an increase of approximately 23%. As a percentage of our total revenue, overall gross margin was 56% and 66% for the years ended December 31, 2023, and December 31, 2022, respectively. The decrease was primarily due to changes in product mix. Cost of revenue for systems sold increased from $5.8 million for the year ended December 31, 2022, to $8.1 million for the year ended December 31, 2023, primarily due to increased system sales volumes and period costs in the current year period. Gross margin for systems decreased from $1.0 million for the year ended December 31, 2022, to $0.7 million for the year ended December 31, 2023. Cost of revenue for disposables, service, and accessories remained consistent at $3.9 million for years ended December 31, 2022, and 2023. Gross margin for disposables, service and accessories was 79% for the current year period compared to 82% for the year ended December 31, 2022, driven by changes in product mix and higher costs under service contracts in the current year period.

Research and Development Expense. Research and development expenses decreased from $10.6 million for the year ended December 31, 2022, to $10.3 million for the year ended December 31, 2023, a decrease of approximately 3%. This decrease was primarily due to project timing in the current year period.

Sales and Marketing Expense. Sales and marketing expenses remained consistent with $12.4 million for the year ended December 31, 2023, as compared to $12.3 million for the year ended December 31, 2022, an increase of less than 1%.

General and Administrative Expense. General and administrative expenses include finance, information systems, legal, and general management expenses. General and administrative expenses decreased from $14.4 million for the year ended December 31, 2022, to $14.1 million for the year ended December 31, 2023, a decrease of approximately 2%. This decrease was primarily driven by lower administrative expenses, professional service fees and reduced currency loss in the current year period.

Interest Income. Net interest income was $1.1 million for the year ended December 31, 2023, and $0.5 million for the year ended December 31, 2022. The increase was driven by increased interest rates and higher return on invested balances in the current year period.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2023, and December 31, 2022, to reflect these uncertainties. As of December 31, 2023, we had gross federal net operating loss carryforwards of approximately $127.4 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $213.7 million, book/tax differences and expiration of unused carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year of approximately $98.8 million will expire between 2030 and 2037. The federal net operating losses generated in 2018 and thereafter will be carried forward indefinitely as a result to changes in the tax law following the Tax Cuts and Jobs Act. As of December 31, 2023, we had gross state net operating loss carryforward of approximately $40.2 million which will expire at various dates between 2024 and 2042 if not utilized.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of December 31, 2023, our accumulated deficit was $537.7 million with cash and cash equivalents of $20.6 million, inclusive of restricted cash. Since inception, we have financed our operations primarily through cash generated by operations and proceeds from our debt and stock offerings.

Capital Resources

As of December 31, 2023 and 2022, the Company did not have any debt.

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Cash flow used in operating activities	$(9,139)	$(8,415)
Cash flow provided by (used in) investing activities	19,765	(22,094)
Cash flow provided by financing activities	81	220

Net cash used in operating activities. We used approximately $9.1 million and $8.4 million of cash in operating activities during the years ended December 31, 2023 and 2022, respectively. The increase in cash used in operating activities was driven by the increased operating loss offset by changes in working capital in the current year period.

Net cash provided by (used in) investing activities. Cash provided by investing activities for the year ended December 31, 2023, consisted of $19.8 million. The cash generated during the year ended December 31, 2023, was from proceeds received from the maturity of short-term investments of $20.1 million, partially offset by $0.4 million of cash paid for equipment, construction and design costs associated with our new facility. Cash used in investing activities for the year ended December 31, 2022, consisted primarily of purchases of investments of $19.7 million and $2.4 million paid for equipment, design and construction costs associated with our new facility.

Net cash provided by financing activities. We generated approximately $0.1 million and $0.2 million of cash for the years ended December 31, 2023 and 2022, respectively. The cash generated in both periods was driven by the exercise of stock options and our employee stock purchase program.

At December 31, 2023, we had working capital of approximately $20.0 million, compared to a working capital of approximately $29.0 million at December 31, 2022. The decrease in working capital was primarily driven by the net loss incurred during the year ended December 31, 2023.

Our principal source of liquidity is cash provided by operations and by the issuance of common stock through the exercise of stock options and our employee stock purchase program as well as cash received from past equity raises. In addition, the Company filed a universal shelf registration statement on Form S-3 with the SEC in May 2023, which was declared effective by the SEC on June 6, 2023, registering for sale up to $100.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. The net proceeds of any securities we sell under our shelf registration statement may be used for general corporate purposes, including among other possible uses, the acquisition of companies or businesses, repayment and refinancing of debt, working capital and capital expenditures. At this time, we have no plans to sell any such securities under our shelf registration statement.

The Company believes the cash, and cash equivalents on hand as of December 31, 2023, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date of the financial statements included in this Annual Report on Form 10-K, as well as for periods beyond that 12-month period. Our cash requirements depend on numerous factors, including success of clinical adoption within the installed base of robotic magnetic systems, new placements of capital systems, the resources we devote to developing and supporting our products, and other factors. We expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past equity raises and from our working capital. In the future, we may finance cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings or through distribution rights.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stereotaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Systems Revenue Recognition

Description of the Matter

As discussed in Note 2 to the financial statements, the Company generates revenue from initial sales of systems as well as recurring revenue from the sale of proprietary disposable devices, and revenue from ongoing software updates and service contracts. The Company’s contracts for system sales generally have multiple performance obligations.

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

How We Addressed the Matter in Our Audit

To test system revenue, our audit procedures included, among others, testing management’s identification of the performance obligations and the allocation of the transaction price to each performance obligation by performing an independent assessment of customer contracts and comparing our assessment to that of management. We also tested management’s estimated standalone selling prices for its identified performance obligations based on actual prices charged for similar products and services sold on a standalone basis and cost and margin analyses. We also tested management’s assertion that control was transferred to the customer by inspecting documentation supporting the transfer of control on contracts.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
St. Louis, Missouri
March 8, 2024

STEREOTAXIS, INC.

BALANCE SHEETS

(in thousands, except share amounts)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$19,818	$8,586
Restricted cash - current	525	525
Short-term investments	-	19,844
Accounts receivable, net of allowance of $672 and $235 at 2023 and 2022, respectively	3,822	5,090
Inventories, net	8,426	7,876
Prepaid expenses and other current assets	676	1,325
Total current assets	33,267	43,246
Property and equipment, net	3,304	3,831
Restricted cash	219	744
Operating lease right-of-use assets	4,982	5,384
Prepaid and other non-current assets	137	208
Total assets	$41,909	$53,413

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,190	$3,270
Accrued liabilities	2,972	3,306
Deferred revenue	6,657	7,342
Current portion of operating lease liabilities	428	373
Total current liabilities	13,247	14,291
Long-term deferred revenue	1,637	1,654
Operating lease liabilities	5,062	5,488
Other liabilities	43	51
Total liabilities	19,989	21,484

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 22,358 and 22,383 shares outstanding at 2023 and 2022, respectively	5,577	5,583

Stockholders’ equity:
Convertible preferred stock, Series B, par value $0.001; 10,000,000 shares authorized, 5,610,121 shares outstanding at 2022	-	6

Common stock, par value $0.001; 300,000,000 shares authorized, 80,949,697 and 74,874,459 shares issued at 2023 and 2022, respectively	81	75
Additional paid in capital	554,148	543,438
Treasury stock, 4,015 shares at 2023 and 2022	(206)	(206)
Accumulated deficit	(537,680)	(516,967)
Total stockholders’ equity	16,343	26,346
Total liabilities and stockholders’ equity	$41,909	$53,413

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022
Revenue:
Systems	$8,739	$6,845
Disposables, service and accessories	18,032	21,302
Total revenue	26,771	28,147

Cost of revenue:
Systems	8,058	5,802
Disposables, service and accessories	3,853	3,875
Total cost of revenue	11,911	9,677

Gross margin	14,860	18,470

Operating expenses:
Research and development	10,273	10,558
Sales and marketing	12,376	12,325
General and administrative	14,050	14,363
Total operating expenses	36,699	37,246
Operating loss	(21,839)	(18,776)

Other income	30	-
Interest income, net	1,096	484
Net loss	$(20,713)	$(18,292)

Cumulative dividend on convertible preferred stock	(1,343)	(1,343)
Net loss attributable to common stockholders	$(22,056)	$(19,635)

Net loss per share attributable to common stockholders:
Basic	$(0.27)	$(0.26)
Diluted	$(0.27)	$(0.26)

Weighted average number of common shares and equivalents:
Basic	80,702,358	76,061,183
Diluted	80,702,358	76,061,183

See accompanying notes.

STEREOTAXIS, INC

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Year Ended December 31, 2022

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2021	22,387	$5,584	5,610,121	$6	74,618,240	$75	$532,641	$(206)	$(498,675)	$33,841
Stock issued for the exercise of stock options and stock appreciation rights					92,377		102			102
Stock-based compensation					110,726		10,576			10,576
Components of net loss									(18,292)	(18,292)
Employee stock purchase plan					44,783		118			118
Preferred stock conversion	(4)	(1)			8,333		1			1
Balance at December 31, 2022	22,383	$5,583	5,610,121	$6	74,874,459	$75	$543,438	$(206)	$(516,967)	$26,346

Year Ended December 31, 2023

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balance at December 31, 2022	22,383	$5,583	5,610,121	$6	74,874,459	$75	$543,438	$(206)	$(516,967)	$26,346
Stock issued for the exercise of stock options					34,125		(15)			(15)
Stock-based compensation					319,019		10,623			10,623
Components of net loss									(20,713)	(20,713)
Employee stock purchase plan					56,966		96			96
Preferred stock conversion	(25)	(6)	(5,610,121)	(6)	5,665,128	6	6			6
Balance at December 31, 2023	22,358	$5,577	-	$-	80,949,697	$81	$554,148	$(206)	$(537,680)	$16,343

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(20,713)	$(18,292)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	595	429
Non-cash lease expense	31	103
Stock-based compensation	10,623	10,576
Accretion and short-term investment discount	(287)	(128)
Changes in operating assets and liabilities:
Accounts receivable	1,268	316
Inventories	(550)	(2,906)
Prepaid expenses and other current assets	649	1,031
Other assets	71	70
Accounts payable	218	(169)
Accrued liabilities	(334)	(267)
Deferred revenue	(702)	989
Other liabilities	(8)	(167)
Net cash used in operating activities	(9,139)	(8,415)
Cash flows from investing activities
Purchase of property and equipment	(366)	(2,378)
Purchases of short-term investments	-	(19,716)
Proceeds from maturity of short-term investments	20,131	-
Net cash provided by (used in) investing activities	19,765	(22,094)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	81	220
Net cash provided by financing activities	81	220
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,707	(30,289)
Cash, cash equivalents, and restricted cash at beginning of period	9,855	40,144
Cash, cash equivalents, and restricted cash at end of period	$20,562	$9,855

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$-	$313

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of December 31st:
Cash and cash equivalents	$19,818	$8,586
Restricted cash - current	525	525
Restricted cash	219	744
Total cash, cash equivalents, and restricted cash	$20,562	$9,855

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

Our primary products include the Genesis RMN System, the Odyssey Solution, and other related devices. Through our strategic relationships with fluoroscopy system manufacturers, providers of catheters and electrophysiology mapping systems, and other parties, we offer our customers x-ray systems and other accessory devices.

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

We have arrangements with fluoroscopy system manufacturers to provide such systems in a bundled purchase offer for hospitals establishing robotic interventional operating rooms. These are single-plane, full-power x-ray systems and include the c-arm and powered table. The combination of RMN Systems with our partnered x-ray systems reduces the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

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

We have received regulatory clearances and approvals necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The Niobe System, our prior generation robotic magnetic navigation system, the Odyssey Solution, Cardiodrive, e-Contact, and various disposable interventional devices have received regulatory clearances and approvals in the U.S., Europe, Canada, China, Japan and various other countries. We have received the regulatory clearances and approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS device in the U.S. and Canada. We are pursuing regulatory approvals for the Stereotaxis MAGiC catheter, a robotically-navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, in various global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility between our robotic magnetic navigation system, x-ray systems, and digital imaging and 3D catheter location sensing technology, as well as disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible systems and devices and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. Our investments may include, at any time, a diversified portfolio of cash equivalents and short-term and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The Company closely monitors events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank. On March 10, 2023, Silicon Valley Bank (“SVB”), where the Company maintained accounts with a cash balance of less than 6% of the Company’s total cash, cash equivalents and marketable securities, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other highly liquid investments with original maturities of three months or less from the date of purchase.

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of December 31, 2023, the Company had no short-term investments.

Amortized cost of U.S. treasury securities and marketable debt securities are based on the Company’s purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of securities the Company purchases at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Stated interest on investments is reported as income when earned and is adjusted for amortization or accretion of any premium or discount. Accrued interest receivable on investments, included in other current assets was less than $0.1 million as of December 31, 2023, and December 31, 2022.

Effective January 1, 2023, the Company reports held to maturity investments net of an allowance for expected credit losses in accordance with Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”). The adoption of ASC 326 had no material impact on the Company’s financial results for any prior periods, therefore no cumulative adjustment to beginning retained earnings was recorded. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities using the probability of default method and analyzes the unrealized loss positions and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not have any material expected credit losses on investments or material expected credit losses on accrued interest related to investments during the years ended December 31, 2023, or December 31, 2022.

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

As of December 31, 2023, financial assets classified as Level 2 consisted of money market funds. As of December 31, 2022, financial assets classified as Level 2 consisted of money market funds, U.S. treasury securities and corporate debt securities. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year service-type warranty or a one-year assurance-type warranty. Warranty costs for assurance-type warranty arrangements were approximately $0.5 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. Revenue from system delivery and installation represented 33% and 24% of revenue for the years ended December 31, 2023 and 2022, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance-type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 24% and 28% of revenue for the years ended December 31, 2023 and 2022, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. The Company was entitled to royalty payments from Biosense Webster, payable quarterly based on net revenues from sales of the co-developed catheters, during the term of the agreement, which expired December 31, 2022. Royalty revenue from co-development and co-placement arrangements represented less than 1% and approximately 7% of revenue for the years ended December 31, 2023 and 2022, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 43% and 41% of revenue for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes the Company’s revenue for systems and disposables, service and accessories for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Systems	$8,739	$6,845
Disposables, service and accessories	18,032	21,302
Total revenue	$26,771	$28,147

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $14.7 million as of December 31, 2023. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities (in thousands):

	December 31, 2023	December 31, 2022
Contract Assets - unbilled receivables	$72	$539

Customer deposits	$2,105	$2,339
Product shipped, revenue deferred	1,413	1,389
Deferred service and license fees	4,776	5,268
Total deferred revenue	$8,294	$8,996
Less: Long-term deferred revenue	(1,637)	(1,654)
Total current deferred revenue	$6,657	$7,342

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

Revenue recognized for the years ended December 31, 2023 and 2022, that was included in the deferred revenue balance at the beginning of each reporting period was $6.1 million and $5.9 million, respectively.

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets $0.1 million and $0.2 million as of December 31, 2023 and 2022, respectively. The Company did not incur any impairment losses during any of the periods presented.

Costs of systems revenue include direct product costs, installation labor and other costs, estimated warranty costs, initial training costs and product maintenance costs. These costs are recorded at the time of sale. Costs of disposable revenue include direct product costs and estimated warranty costs and are recorded at the time of sale. Cost of revenue from services and license fees are recorded when incurred.

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic relationships under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables as of December 31, 2023 or 2022, under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

Stock-Based Compensation

The Company accounts for its grants of stock options, non-qualified stock options, stock appreciation rights, restricted shares, and restricted stock units and for its employee stock purchase plan in accordance with the provisions of general accounting principles for share-based payments. These accounting principles require the determination of the fair value of the stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests.

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the year ended December 31, 2023, were 1) expected dividend rate of 0%; 2) expected volatility of 76% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years, net of actual forfeitures. Restricted shares and units granted to employees and non-employee directors are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

As of December 31, 2023, the Company had 3,650,115 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.93 per share, 49,375,135 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, and 1,502,131 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding for the period ended December 31, 2023.

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

Product Warranty Provisions

The Company’s standard policy is to warrant all products against defects in material or workmanship for one year following sale or installation. Contracts related to the sale of systems typically contain a service-type warranty which is accounted for as a separate performance obligation in ASC 606, Revenue from Contracts with Customers. For assurance-type warranties, the Company’s estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. A regular review of warranty obligations is performed to determine the adequacy of the reserve and adjustments are made to the estimated warranty liability (included in other accrued liabilities) as appropriate.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.

Concentrations of Risk

No single customer accounted for more than 10% of total revenue for the years ended December 31, 2023 and 2022. No single country, other than the U.S., accounted for more than 10% of total revenue for the years ended December 31, 2023 and 2022.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05. The standard modifies the measurement approach for credit losses on financial instruments, including trade receivables, from an incurred loss method to a current expected credit loss method, otherwise known as “CECL.” The standard requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions and a forecast that is supportable. The Company adopted the standard in the first quarter of 2023. The adoption of ASC 326 had no material impact on the Company’s financial results for any prior periods, therefore no cumulative adjustment to beginning retained earnings was recorded.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, primarily related to the effective tax rate reconciliation and income taxes paid. The Company does not expect a significant impact on its income tax disclosures upon adoption of the ASU which will be effective in the Company’s year ending December 31, 2025.

3. Financial Instruments

The following table summarizes the Company’s cash and held to maturity securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category reported as cash and cash equivalents, restricted cash and investments as of December 31, 2023 and 2022:

	December 31, 2023
	Valuation				Balance Sheet Classification
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$2,122	$-	$-	$2,122	$2,122	$-	$-	$-
Level 2
Money market funds	18,440	-	-	18,440	17,696	525	-	219
US treasury securities	-	-	-	-	-	-	-	-
Corporate debt securities	-	-	-	-	-	-	-	-
Subtotal	18,440	-	-	18,440	17,696	525	-	219
Total assets measured at fair value	$20,562	$-	$-	$20,562	$19,818	$525	$-	$219

	December 31, 2022
	Valuation				Balance Sheet Classification
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$3,258	$-	$-	$3,258	$3,258	$-	$-	$-
Level 2
Money market funds	1,615	-	-	1,615	346	525	-	744
US treasury securities	14,833	2	(2)	14,833	4,982	-	9,851	-
Corporate debt securities	9,993	-	(6)	9,987	-	-	9,993	-
Subtotal	26,441	2	(8)	26,435	5,328	525	19,844	744
Total assets measured at fair value	$29,699	$2	$(8)	$29,693	$8,586	$525	$19,844	$744

Interest income recorded for these cash and investments was $1.1 million and $0.5 million during the years ended December 31, 2023, and December 31, 2022, respectively.

As of December 31, 2023 and 2022, the Company did not have any financial assets classified as Level 1 or Level 3 nor did the Company have financial liabilities valued at fair value on a recurring basis.

4. Inventory

Inventory consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$5,918	$6,556
Work in process	1,034	530
Finished goods	3,413	2,697
Reserve for excess and obsolescence	(1,939)	(1,907)
Total inventory	$8,426	$7,876

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$181	$605
Prepaid commissions	110	187
Deposits	424	669
Other assets	98	72
Total prepaid expenses and other assets	813	1,533
Less: Noncurrent prepaid expenses and other assets	(137)	(208)
Total current prepaid expenses and other assets	$676	$1,325

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Equipment	$4,269	$4,393
Leasehold improvements	2,911	2,692
Construction in process	-	204
	7,180	7,289
Less: Accumulated depreciation	(3,876)	(3,458)
Net property and equipment	$3,304	$3,831

The Company retired approximately $0.2 million of fully depreciated assets during the years ended December 31, 2023 and 2022. The Company had less than $0.1 million and approximately $1.2 million of property and equipment additions during the year ended December 31, 2023 and 2022, respectively, associated with the buildout of the new leased space in St. Louis, Missouri.

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

As of December 31, 2023, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 7.99 years.

The following table represents lease costs and other lease information (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$908	$909
Short-term lease cost	17	28
Total net lease cost	$925	$937
Cash paid within operating cash flows	$1,000	$1,126

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2023, were as follows (in thousands):

December 31, 2023
2024	$898
2025	919
2026	935
2027	956
2028	976
2029 and thereafter	3,054
Total lease payments	$7,738
Less: Interest	(2,248)
Present value of lease liabilities	$5,490

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued salaries, bonus, and benefits	$1,222	$1,381
Accrued licenses and maintenance fees	484	484
Accrued warranties	107	163
Accrued professional services	138	129
Deferred contract obligation	1,045	1,045
Other	19	155
Total accrued liabilities	3,015	3,357
Less: Long term accrued liabilities	(43)	(51)
Total current accrued liabilities	$2,972	$3,306

Certain prior year amounts have been reclassified to conform to the 2023 presentation.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of December 31, 2023.

Series B Convertible Preferred Stock

On August 7, 2019, the Company entered into a Securities Purchase Agreement with certain institutional and other accredited investors, whereby it, as part of a private placement, agreed to issue and sell to the investors 5,610,121 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), $0.001 par value per share which were convertible into shares of the Company’s common stock, at a price of $2.05 per share. In April 2023, all of the outstanding shares of Series B Convertible Preferred Stock were converted into shares of common stock on a one-for-one basis by the holder. The Series B Preferred Stock, which was a common stock equivalent but non-voting and with a blocker on conversion if the holder exceeded a specified threshold of voting security ownership, was convertible into common stock on a one-for-one basis, subject to adjustment for events such as stock splits, combinations and the like as provided in the Purchase Agreement. The Series B Preferred Stock was reported in the stockholders’ equity section of the Company’s balance sheet.

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

The Company received Shareholder approval at its annual meeting on May 20, 2021, for shares to be issued under the award.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $7.1 million for the years ended December 31, 2023 and 2022. The Company had approximately $37.0 million and $44.1 million of total unrecognized stock-based compensation expense remaining as of December 31, 2023 and 2022, respectively, under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of December 31, 2023, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved and no awards have been earned.

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

As of December 31, 2023, the Company had 2,690,393 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

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

The fair value of the grants of restricted shares and units is determined based on the closing price of our stock on the date of grant. Restricted stock unit grants are time-based and generally vest over a period of four years except for grants to directors which are generally earned over a period of six months.

As of December 31, 2023, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $3.2 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the year ended December 31, 2023, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2022	3,208,065	$0.74 - $9.87	$4.21
Granted	724,000	$1.51 - $2.57	$2.53
Exercised	(33,929)	$0.74 - $2.03	$1.09
Forfeited	(248,021)	$0.74 - $9.20	$3.96
Outstanding, December 31, 2023	3,650,115	$0.74 - $9.87	$3.93

As of December 31, 2023, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 6.88 years. Of the 3,650,115 options and stock appreciation rights that were outstanding as of December 31, 2023, 2,364,166 were vested and exercisable with a weighted average exercise price of $3.93 per share and a weighted average remaining term of 6.0 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2023
				Number of	Weighted
		Weighted	Weighted	Options	Average Exercise
	Options	Average	Average	Currently	Price Per Vested
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Share
$0.00 - $1.00	314,887	4.16	$0.74	314,887	$0.74
$1.01 - $2.00	80,516	8.52	$1.57	22,771	$1.47
$2.01 - $4.00	1,241,853	7.12	$2.33	600,481	$2.07
$4.01 - $10.00	2,012,859	7.08	$5.50	1,426,027	$5.45
	3,650,115	6.88	$3.93	2,364,166	$3.93

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money as of December 31, 2023. The intrinsic value of the options and stock appreciation rights outstanding as of December 31, 2023, was approximately $0.3 million based on a closing share price of $1.75 on December 31, 2023. There were 337,408 fully vested options or stock appreciation rights outstanding as of December 31, 2023, with an exercise price lower than the closing stock price on December 31, 2023. During the year ended December 31, 2023, the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was less than $0.1 million.

The intrinsic value of the options and stock appreciation rights outstanding at December 31, 2022, was approximately $0.5 million based on a closing share price of $2.07 on December 31, 2022. There were 881,207 fully vested options or stock appreciation rights outstanding as of December 31, 2022, with an exercise price less than the closing stock price on December 31, 2022. During the year ended December 31, 2022, the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was $0.1 million.

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022, was $2.53 per share and $4.49 per share, respectively.

A summary of the restricted stock unit activity for the year ended December 31, 2023, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2022	1,208,739	$4.21
Granted	610,038	$1.97
Vested	(316,646)	$1.17
Outstanding, December 31, 2023	1,502,131	$3.94

The intrinsic value of restricted stock units outstanding as of December 31, 2023, was $2.6 million based on a closing share price of $1.75 as of December 31, 2023. The intrinsic value of restricted stock units outstanding as of December 31, 2022, was $2.5 million based on a closing share price of $2.07 as of December 31, 2022. During the year ended December 31, 2023, the aggregate intrinsic value of restricted stock units vested was $0.6 million determined at the date of vesting.

2022 Employee Stock Purchase Plan

In 2022, the Company adopted its 2022 Employee Stock Purchase Plan (“ESPP”). Eligible employees have the opportunity to participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2023, there were 107,688 remaining shares available for issuance under the Employee Stock Purchase Plan.

The Company has reserved shares of common stock for conversion of convertible preferred stock, and the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31,	December 31,
	2023	2022
Series A Convertible Preferred Stock	54,704,831	45,023,612
Series B Convertible Preferred Stock	-	5,610,121
Performance Share Unit Plan	13,000,000	13,000,000
Stock award plans	2,690,393	3,930,952
Employee Stock Purchase Plan	107,688	164,654
	70,502,912	67,729,339

10. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Deferred:
Federal	$(2,108)	$(1,990)
State and local	(773)	(93)
	(2,881)	(2,083)
Valuation allowance	2,881	2,083
	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2023	2022
U.S. statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal tax benefit	1.7%	1.1%
Stock compensation permanent differences between book and tax	(7.2)%	(7.1)%
Other permanent differences between book and tax	(2.4)%	(3.0)%
State rate adjustments	2.1%	(0.6)%
Other adjustments	(1.3)%	-%
Valuation allowance	(13.9)%	(11.4)%
Effective income tax rate	—%	—%

The stock compensation permanent difference relates to the February 3, 2021, Board approved grant of Performance Share Unit Award pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement” to David L. Fischel, the Company’s Chief Executive Officer. Total stock-based compensation attributed to the PSU Agreement was $7.1 million in each of the years ended December 31, 2023 and 2022, respectively, of which only a portion was allowed as a tax deduction in those years due to Internal Revenue Code Section 162(m) limitations. Included in other permanent differences between book and tax in the table above are differences such as incentive stock option expenses, nondeductible meals and entertainment and stock compensation shortfalls. The state rate adjustments are a result of changes in apportionment and various state rate law changes.

The components of the deferred tax asset are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current accruals	$1,041	$859
Operating lease liabilities	1,330	1,360
Deferred revenue	68	96
Depreciation and amortization	3,172	2,007
Deferred compensation	1,570	1,525
Net operating loss carryovers	29,118	27,629
Deferred tax assets	36,299	33,476
Valuation allowance	(35,066)	(32,184)
Net deferred tax assets before deferred tax liabilities	1,233	1,292
Operating lease right-of-use assets	(1,207)	(1,249)
Capitalized compensation costs	(26)	(43)
Net deferred tax assets	$-	$-

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

As of December 31, 2023, the Company had gross federal net operating loss carryforwards of approximately $127.4 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $213.7 million, book/tax differences and expiration of unused carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year of approximately $98.8 million will expire between 2030 and 2037. The federal net operating losses generated in 2018 and thereafter will be carried forward indefinitely as a result to changes in the tax law following the Tax Cuts and Jobs Act. As of December 31, 2023, we had gross state net operating loss carryforward of approximately $40.2 million which will expire at various dates between 2024 and 2042 if not utilized.

On December 31, 2020, Congress approved the Consolidations Appropriations Act, 2021, (the “Appropriations Act:), which was signed into law by the President on December 27, 2020. The Appropriations Act funded the federal government to the end of the fiscal 2020 year and provided COVID-19 economic relief. One of the business provisions included in the Appropriations Act is clarification of the income tax deductibility of business expenses that were paid for with the Payroll Protection Program funds. The Company will continue to monitor additional legislation related to COVID-19 and its impact on our operations.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As the Company has a federal net operating loss carryforward from the year ended December 31, 2003, forward, all tax years from 2003 forward are subject to examination. As states have varying carryforward periods, and the Company has recently entered into additional states, the states are generally subject to examination for the previous 10 years or less.

As of December 31, 2023 and 2022, the Company had less than $0.1 million in reserves for uncertain tax positions. The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of the income tax provision, as applicable. As of December 31, 2023 and 2022, accrued interest and penalties were less than $0.1 million.

11. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations (in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(20,713)	$(18,292)
Cumulative dividend on convertible preferred stock	(1,343)	(1,343)
Net loss attributable to common stockholders	$(22,056)	$(19,635)
Weighted average number of common shares and equivalents:	80,702,358	76,061,183
Basic EPS	$(0.27)	$(0.26)
Diluted EPS	$(0.27)	$(0.26)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2023	2022
Shares issuable upon vesting/exercise of:
Options to purchase common stock	3,650,115	3,208,065
Series A Convertible Preferred Stock and Accumulated Dividends	49,375,135	47,364,216
Series B Convertible Preferred Stock	-	5,610,121
Restricted stock units	1,502,131	1,208,739
	54,527,381	57,391,141

12. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan and matches employee contributions up to 3% of each participating employee’s compensation. The Company recognized expense of approximately $0.3 million for the years ended December 31, 2023 and 2022.

13. Product Warranty Provisions

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

Accrued warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Warranty accrual, beginning of the fiscal period	$163	$242
Accrual adjustment for product warranty	547	113
Payments made	(603)	(192)
Warranty accrual, end of the fiscal period	$107	$163

14. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company. Subsequent to year end, security agreements have been executed under the provisions of the Uniform Commercial Code (“UCC”), and UCC financing statements have been filed by a vendor on underlying inventory for approximately $0.6 million. We believe the financing statements have been filed without merit, and we fully intend on contesting the propriety of such actions.

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

15. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Geographic revenues for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
United States	$18,199	$19,708
International	8,572	8,439
Total	$26,771	$28,147

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

16. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2023, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2023.

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

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), within 120 days after December 31, 2023, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

Our Board of Directors adopted a Code of Business Conduct and Ethics for all our directors, officers and employees effective August 1, 2004, as amended from time to time. Stockholders may request a free copy of our Code of Business Conduct and Ethics from our Chief Financial Officer as follows:

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

The following is information with respect to our executive officers:

David L. Fischel

Chief Executive Officer and Chairman of the Board since February 2017

Director since September 2016

Mr. Fischel, 37, has served as a director of Stereotaxis since leading the equity investment and positive strategic initiatives announced in September 2016. He has served for over ten years as Principal and portfolio manager for medical device investments at DAFNA Capital Management, LLC. Prior to joining DAFNA Capital, he was a research analyst at SCP Vitalife, a healthcare venture capital fund. Mr. Fischel completed his B.S. magna cum laude in Applied Mathematics with a minor in Accounting at the University of California at Los Angeles and received his MBA from Bar-Ilan University in Tel Aviv. He is a Certified Public Accountant, Chartered Financial Analyst and Chartered Alternative Investment Analyst. Mr. Fischel’s extensive understanding of our business, operations and strategy, as well as financial and medical device industry experience, enable him to make valuable contributions to the Board of Directors.

Kimberly R. Peery

Chief Financial Officer

Officer since October 2019

Ms. Peery, 55, was appointed as the Chief Financial Officer in October 2019. She joined the Company in 2003 and has held various positions of increasing responsibilities including Vice President of Finance and Information Systems since November 2016 and Controller from April 2013 to November 2016. Prior to joining the Company, she served as a controller at various private companies. Ms. Peery is a Certified Public Accountant.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Financial Statements—See Index to the Financial Statements at Item 8 of this Report on Form 10-K.

(2)	The following financial statement schedule of Stereotaxis, Inc. is filed as part of this Report and should be read in conjunction with the financial statements of Stereotaxis, Inc.:

—	Schedule II: Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

(3)	Exhibits

See Exhibit Index appearing on page 66 herein.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

		Additions
	Balance at Beginning of	Charged to Cost and		Balance at the
	Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2023	$235	554	(117)	$672
Year ended December 31, 2022	$180	118	(63)	$235

Allowance for inventories valuation:
Year ended December 31, 2023	$1,907	83	(51)	$1,939
Year ended December 31, 2022	$2,165	112	(370)	$1,907

EXHIBIT INDEX

Number	Description

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on August 09, 2019.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.7 of the Registrant’s Form 10-K/A (File No. 001-36159) filed on April 9, 2021.

10.1a#	Stereotaxis, Inc. 2022 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2022.

10.1b#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2022 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1b of the Registrant’s 10-K (File No. 001-36159) for the fiscal year ended December 31, 2022.

10.1c#	Form of Incentive Stock Option Award Agreement under the 2022 Stock Incentive Plan, incorporated by reference to Exhibit 10.1c of the Registrant’s 10-K (File No. 001-36159) for the fiscal year ended December 31, 2022.

10.1d#	Form of Non-Qualified Stock Option Award Agreement under the 2022 Stock Incentive Plan, incorporated by reference to Exhibit 10.1d of the Registrant’s 10-K (File No. 001-36159) for the fiscal year ended December 31, 2022.

10.1e#	2022 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2022.

10.1f#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 9, 2016, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2016.

10.1g#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 22, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2017.

10.1h#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 11, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q ((File No. 001-36159) for the fiscal quarter ended June 30, 2021.

10.1i#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013, incorporated by reference to Exhibit 10.1d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1j#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.1k#	Form of Incentive Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1f of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1l#	Form of Non-Qualified Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1g of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1m#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.2#	Summary of Non-Employee Director Compensation Program effective January 1, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.3#	Summary of Non-Employee Director Compensation Program effective July 1, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10Q (File No. 001-36159) for the fiscal quarter ended September 30, 2021.

10.4#	Executive Employment Agreement, dated December 17, 2020, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on December 18, 2020.

10.5#	Performance Share Unit Award Agreement, dated February 23, 2021, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on February 24, 2021.

10.6a†	Development and Supply Agreement dated May 7, 2002, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.11.

10.6b†	Amendment to Development and Supply Agreement dated November 3, 2003, between the Registrant and Biosense Webster, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.12.

10.6c	Eighth Amendment to the Development Alliance and Supply Agreement effective June 19, 2018, among the Company and Biosense Webster, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-36159) filed on June 25, 2018.

10.7	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.8a	Office Lease dated February March 1, 2021, between the Registrant and Globe Building Company, GP, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 4, 2021.

10.8b	First Amendment to Office Lease dated March 30, 2021, between Registrant and Globe Building Company, GP incorporated by reference to Exhibit 10.1b of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 13, 2021.

10.8c	Second Amendment to Office Lease dated November 05, 2021, between Registrant and Globe Building Company, GP incorporated by reference to Exhibit 10.12i of the Registrant’s Form 10-K (File No. 001-36159) filed on March 10, 2022.

10.9	Registration Rights Agreement, dated September 26, 2016, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

22.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

97.1	Policy for Recovery of Erroneously Awarded Compensation (filed herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 8, 2024	By:	/s/ David L. Fischel
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

Signature	Title	Date

/s/ David L. Fischel	Chairman of the Board of Directors and Chief Executive Officer	March 8, 2024
David L. Fischel	(principal executive officer)

/s/ Kimberly R. Peery	Chief Financial Officer	March 8, 2024
Kimberly R. Peery	(principal financial officer and principal accounting officer)

/s/ David W. Benfer	Director	March 8, 2024
David W. Benfer

/s/ Nathan Fischel	Director	March 8, 2024
Nathan Fischel

/s/ Myriam J. Curet	Director	March 8, 2024
Myriam J. Curet

/s/ Arun Menawat	Director	March 8, 2024
Arun Menawat

/s/ Robert J. Messey	Director	March 8, 2024
Robert J. Messey

/s/ Ross B. Levin	Director	March 8, 2024
Ross B. Levin

