Form 10-Q
period 2024-03-31
Stereotaxis, Inc.
filed 2024-05-15
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

The number of outstanding shares of the registrant’s common stock on April 30, 2024, was 82,643,243.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

(in thousands, except share amounts)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,633	$19,818
Restricted cash - current	525	525
Accounts receivable, net of allowance of $609 and $672 at 2024 and 2023, respectively	3,953	3,822
Inventories, net	8,252	8,426
Prepaid expenses and other current assets	845	676
Total current assets	31,208	33,267
Property and equipment, net	3,164	3,304
Restricted cash	88	219
Operating lease right-of-use assets	4,876	4,982
Prepaid and other non-current assets	116	137
Total assets	$39,452	$41,909

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,307	$3,190
Accrued liabilities	3,164	2,972
Deferred revenue	5,938	6,657
Current portion of operating lease liabilities	443	428
Total current liabilities	12,852	13,247
Long-term deferred revenue	1,581	1,637
Operating lease liabilities	4,945	5,062
Other liabilities	43	43
Total liabilities	19,421	19,989

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 10,000,000 shares authorized, 21,908 and 22,358 shares outstanding at 2024 and 2023	5,464	5,577

Stockholders’ equity:
Common stock, par value $0.001; 300,000,000 shares authorized, 82,132,777 and 80,949,697 shares issued at 2024 and 2023, respectively	82	81
Additional paid in capital	556,878	554,148
Treasury stock, 4,015 shares at 2024 and 2023	(206)	(206)
Accumulated deficit	(542,187)	(537,680)
Total stockholders’ equity	14,567	16,343
Total liabilities and stockholders’ equity	$39,452	$41,909

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Revenue:
Systems	$2,612	$1,821
Disposables, service and accessories	4,268	4,727
Total revenue	6,880	6,548

Cost of revenue:
Systems	1,900	1,697
Disposables, service and accessories	1,014	975
Total cost of revenue	2,914	2,672

Gross margin	3,966	3,876

Operating expenses:
Research and development	2,243	2,746
Sales and marketing	3,003	3,148
General and administrative	3,466	3,601
Total operating expenses	8,712	9,495
Operating loss	(4,746)	(5,619)

Interest income, net	239	272
Net loss	$(4,507)	$(5,347)

Cumulative dividend on convertible preferred stock	(331)	(331)
Net loss attributable to common stockholders	$(4,838)	$(5,678)

Net loss per share attributable to common stockholders:
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)

Weighted average number of common shares and equivalents:
Basic	83,476,498	76,500,965
Diluted	83,476,498	76,500,965

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2023

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2022	22,383	$5,583	5,610,121	$6	74,874,459	$75	$543,438	$(206)	$(516,967)	$26,346
Stock issued for the exercise of stock options					29,188		33			33
Stock-based compensation					144,054		2,655			2,655
Components of net loss									(5,347)	(5,347)
Employee stock purchase plan					11,798		23			23
Balance at March 31, 2023	22,383	$5,583	5,610,121	$6	75,059,499	$75	$546,149	$(206)	$(522,314)	$23,710

Three Months Ended March 31, 2024

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2023	22,358	$5,577	-	$-	80,949,697	$81	$554,148	$(206)	$(537,680)	$16,343
Stock issued for the exercise of stock options					9,550		8			8
Stock-based compensation					161,474		2,589			2,589
Components of net loss									(4,507)	(4,507)
Employee stock purchase plan					13,388		22			22
Preferred stock conversion	(450)	(113)			998,668	1	111			112
Balance at March 31, 2024	21,908	$5,464	-	$-	82,132,777	$82	$556,878	$(206)	$(542,187)	$14,567

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(4,507)	$(5,347)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	140	160
Non-cash lease expense	3	7
Stock-based compensation	2,589	2,655
Accretion and short-term investment discount	-	(197)
Changes in operating assets and liabilities:
Accounts receivable	(131)	216
Inventories	174	(97)
Prepaid expenses and other current assets	(169)	(7)
Other assets	21	24
Accounts payable	117	563
Accrued liabilities	192	(1,547)
Deferred revenue	(775)	768
Net cash used in operating activities	(2,346)	(2,802)
Cash flows from investing activities
Purchase of property and equipment	-	(349)
Net cash used in investing activities	-	(349)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	30	56
Net cash provided by financing activities	30	56
Net decrease in cash, cash equivalents, and restricted cash	(2,316)	(3,095)
Cash, cash equivalents, and restricted cash at beginning of period	20,562	9,855
Cash, cash equivalents, and restricted cash at end of period	$18,246	$6,760

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$-	$15

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of March 31st:
Cash and cash equivalents	$17,633	$5,623
Restricted cash - current	525	525
Restricted cash	88	612
Total cash, cash equivalents, and restricted cash	$18,246	$6,760

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

Our primary clinical focus has been electrophysiology, specifically cardiac ablation procedures for the treatment of arrhythmias. Cardiac ablation has become a well-accepted therapy for arrhythmias and a multi-billion-dollar medical device market with expectations for substantial long-term growth. Our product strategy is to expand the clinical focus of our technology to several additional endovascular indications including coronary, neuro, and peripheral interventions.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three-month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for future operating periods.

These interim financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (SEC) on March 8, 2024.

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

In addition to the aforementioned macroeconomic factors, the COVID-19 pandemic negatively affected, and any resurgence of a variant of COVID-19 or any similar occurrences may in the future negatively affect demand for both our systems and our disposable products. In the past, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. We also experienced reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) re-prioritized the treatment of patients and diverted resources away from non-coronavirus areas, leading to the performance of fewer procedures in which our disposable products are used. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition. While we cannot reliably estimate the ultimate duration of the impact or the severity of ongoing periodic resurgences of pandemic-related issues, we continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The impact has varied widely over time by individual geography.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other highly liquid investments with original maturities of three months or less from the date of purchase. Accrued interest receivable on money market instruments, included in other current assets, was less than $0.1 million as of March 31, 2024, and December 31, 2023.

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $0.6 million and $0.7 million as of March 31, 2024, and December 31, 2023, respectively.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of March 31, 2024, and December 31, 2023, the Company had no short-term investments.

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

The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities using the probability of default method and analyzes the unrealized loss positions and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not have any material expected credit losses on investments or material expected credit losses on accrued interest related to investments during the three months ended March 31, 2024, or year ended December 31, 2023.

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

As of March 31, 2024, and December 31, 2023, financial assets classified as Level 2 consisted of money market funds. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year service-type warranty or a one-year assurance-type warranty. Assurance-type warranty costs were less than $0.1 million for the three months ended March 31, 2024, and 2023. Revenue from system delivery and installation represented 38% and 28% of revenue for the three months ended March 31, 2024, and 2023, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the three months ended March 31, 2024, and 2023. Disposable revenue represented 21% and 24% of revenue for the three months ended March 31, 2024, and 2023, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. Royalty revenue represented less than 1% of revenue for the three months ended March 31, 2024, and 2023.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements, service-type warranties, and the implied obligation to provide software enhancements are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 41% and 48% of revenue for the three months ended March 31, 2024, and 2023, respectively.

The following table summarizes the Company’s revenue for systems, disposables, and service and accessories for the three months ended March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Systems	$2,612	$1,821
Disposables, service and accessories	4,268	4,727
Total revenue	$6,880	$6,548

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $11.9 million as of March 31, 2024. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	March 31, 2024	December 31, 2023
Contract Assets - unbilled receivables	$77	$72

Customer deposits	$1,850	$2,105
Product shipped, revenue deferred	1,509	1,413
Deferred service and license fees	4,160	4,776
Total deferred revenue	$7,519	$8,294
Less: Long-term deferred revenue	(1,581)	(1,637)
Total current deferred revenue	$5,938	$6,657

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

Revenue recognized for the three months ended March 31, 2024, and 2023, that was included in the deferred revenue balance at the beginning of each reporting period was $3.0 million.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet were $0.1 million as of March 31, 2024, and December 31, 2023. The Company did not incur any impairment losses during any of the periods presented.

Costs of systems revenue include direct product costs, installation labor and other costs including estimated assurance-type warranty costs, and initial training costs, when applicable. These costs are recognized at the time of sale. Costs of disposable revenue include direct product costs and estimated warranty costs and are recognized at the time of sale. Cost of revenue from services and license fees are recognized when incurred.

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

Stock-Based Compensation

The Company accounts for its grants of stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units and for its employee stock purchase plan in accordance with the provisions of general accounting principles for share-based payments. These accounting principles require the determination of the fair value of the stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests.

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the three months ended March 31, 2024, were 1) expected dividend rate of 0%; 2) expected volatility of 76% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Restricted shares and units granted to employees and non-employee directors are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period, which is generally four years except for grants to directors which are generally earned over a period of six months. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,507)	$(5,347)
Cumulative dividend on convertible preferred stock	(331)	(331)
Net loss attributable to common stockholders	$(4,838)	$(5,678)

Weighted average number of common shares and equivalents:	83,476,498	76,500,965
Basic EPS	$(0.06)	$(0.07)
Diluted EPS	$(0.06)	$(0.07)

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

As of March 31, 2024, the Company had 3,470,733 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.92 per share, 48,885,547 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and 1,741,741 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding as of March 31, 2024.

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

3. Financial Instruments

The following tables summarize the Company’s cash and fair value by significant category reported as cash and cash equivalents and restricted cash as of March 31, 2024, and December 31, 2023:

	March 31, 2024
	Valuation				Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short- term Investments	Restricted Cash
Cash	$1,662	$-	$-	$1,662	$1,662	$-	$-	$-
Level 2
Money market funds	16,584	-	-	16,584	15,971	525	-	88
Subtotal	16,584	-	-	16,584	15,971	525	-	88
Total assets measured at fair value	$18,246	$-	$-	$18,246	$17,633	$525	$-	$88

	December 31, 2023
	Valuation				Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short- term Investments	Restricted Cash
Cash	$2,122	$-	$-	$2,122	$2,122	$-	$-	$-
Level 2
Money market funds	18,440	-	-	18,440	17,696	525	-	219
Subtotal	18,440	-	-	18,440	17,696	525	-	219
Total assets measured at fair value	$20,562	$-	$-	$20,562	$19,818	$525	$-	$219

Interest income was approximately $0.2 million and $1.1 million during the three months ended March 31, 2024, and the year ended December 31, 2023, respectively.

As of March 31, 2024, and December 31, 2023, the Company did not have any financial assets classified as Level 1 or Level 3 nor did the Company have financial liabilities valued at fair value on a recurring basis.

4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$6,507	$5,918
Work in process	457	1,034
Finished goods	3,255	3,413
Reserve for excess and obsolescence	(1,967)	(1,939)
Total inventory	$8,252	$8,426

The reserve for excess and obsolescence primarily includes Niobe Systems and related raw materials and spare parts.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$465	$181
Prepaid commissions	92	110
Deposits	284	424
Other assets	120	98
Total prepaid expenses and other assets	961	813
Less: Noncurrent prepaid expenses and other assets	(116)	(137)
Total current prepaid expenses and other assets	$845	$676

6. Property and Equipment

Property and Equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$4,269	$4,269
Leasehold improvements	2,911	2,911
	7,180	7,180
Less: Accumulated depreciation	(4,016)	(3,876)
Net property and equipment	$3,164	$3,304

The Company had no additions of property and equipment during the three months ended March 31, 2024, and had less than $0.1 million of property and equipment additions during the year ended December 31, 2023, associated with the buildout of the new leased space in St. Louis, Missouri.

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

As of March 31, 2024, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 7.74 years.

The following table represents lease costs and other lease information (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$227	$227
Short-term lease cost	3	4
Total net lease cost	$230	$231

Cash paid within operating cash flows	$258	$242

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2024, were as follows (in thousands):

2024	$674
2025	919
2026	935
2027	956
2028	976
2029 and thereafter	3,054
Total lease payments	7,514
Less: Interest	(2,126)
Present value of lease liabilities	$5,388

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued salaries, bonus, and benefits	$1,210	$1,222
Accrued licenses and maintenance fees	484	484
Accrued warranties	90	107
Accrued professional services	109	138
Accrued investigational sites	182	-
Deferred contract obligation	1,045	1,045
Other	87	19
Total accrued liabilities	3,207	3,015
Less: Long term accrued liabilities	(43)	(43)
Total current accrued liabilities	$3,164	$2,972

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. No dividends have been declared or paid as of March 31, 2024, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $1.8 million for the three months ended March 31, 2024, and 2023. As of March 31, 2024, and 2023, the Company had approximately $35.2 million and $42.4 million, respectively, of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of March 31, 2024, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

Stock Award Plans

In February 2022, the Compensation Committee of the Board of Directors adopted the 2022 Stock Incentive Plan (the “Plan”) which was subsequently approved by the Company’s shareholders. This plan replaced the 2012 Stock Incentive Plan which expired on May 19, 2022. The 2022 Stock Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units to employees, non-employee directors, and third-party consultants.

At March 31, 2024, the Company had 2,297,196 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At March 31, 2024, the total compensation cost related to options and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $3.0 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three-month period ended March 31, 2024, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2023	3,650,115	$0.74 - $9.87	$3.93
Granted	20,000	$2.80	$2.80
Exercised	(9,550)	$0.74 - $2.03	$0.80
Forfeited	(189,832)	$0.74 - $6.96	$4.03
Outstanding, March 31, 2024	3,470,733	$0.74 - $9.87	$3.92

A summary of the restricted stock unit activity for the three-month period ended March 31, 2024, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2023	1,502,131	$3.94
Granted	389,610	$1.54
Vested	(150,000)	$1.19
Outstanding, March 31, 2024	1,741,741	$3.64

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

Accrued warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Warranty accrual, beginning of the fiscal period	$107	$163
Accrual adjustment for product warranty	(1)	547
Payments made	(16)	(603)
Warranty accrual, end of the fiscal period	$90	$107

11. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company. In February 2024, a vendor filed financing statements under the Uniform Commercial Code (“UCC”) on underlying inventory for approximately $0.6 million. We believe the financing statements were filed without merit, and we fully intend on contesting the propriety of such actions.

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

12. Subsequent Events

On May 11, 2024, the Company entered into a definitive share purchase agreement to acquire all of the outstanding equity capital stock of Access Point Technologies, Inc., a privately-held Minnesota-based developer of innovative electrophysiology catheters, for $3.0 million of Company common stock at closing and, in addition, Company common stock contingently issuable over five years after closing upon achieving certain key regulatory and commercial milestones. The acquisition is expected to close by the end of the third quarter of 2024 subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Part II - Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31,2023, as well as various impacts related to our recently announced proposed acquisition of Access Point Technologies, Inc. (“APT”). Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, results of operations, the on-going impact of the coronavirus (“COVID-19”) pandemic and our response to it or any impact of a similar pandemic, and statements relating to our ability to consummate the APT acquisition within the expected timing, or at all. Such statements include, but are not limited to, statements preceded by, followed by, or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “can”, “could”, “may”, “would”, or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they are made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Our primary clinical focus has been electrophysiology, specifically cardiac ablation procedures for the treatment of arrhythmias. Cardiac ablation has become a well-accepted therapy for arrhythmias and a multi-billion-dollar medical device market with expectations for substantial long-term growth. Our product strategy is to expand the clinical focus of our technology to several additional endovascular indications including coronary, neuro, and peripheral interventions.

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

Corporate Developments

On May 11, 2024, the Company entered into a definitive share purchase agreement to acquire all of the outstanding equity capital stock of Access Point Technologies, Inc., a privately held Minnesota-based developer of innovative electrophysiology catheters, for $3.0 million of Company common stock at closing and, in addition, Company common stock contingently issuable over five years after closing upon achieving certain key regulatory and commercial milestones. The acquisition is expected to close by the end of the third quarter of 2024 subject to customary closing conditions.

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

In addition to the aforementioned macroeconomic factors, the COVID-19 pandemic negatively affected, and any resurgence of a variant of COVID-19 or any similar occurrences may in the future negatively affect demand for both our systems and our disposable products. In the past, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. We also experienced reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) re-prioritized the treatment of patients and diverted resources away from non-coronavirus areas, leading to the performance of fewer procedures in which our disposable products are used. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition. While we cannot reliably estimate the ultimate duration of the impact or the severity of ongoing periodic resurgences of pandemic-related issues, we continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The impact has varied widely over time by individual geography.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems are generally covered by a one-year service-type warranty or a one-year assurance-type warranty. Assurance-type warranty costs were less than $0.1 million for the three months ended March 31, 2024, and 2023.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the three months ended March 31, 2024, and 2023.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.1 million as of March 31, 2024, and December 31, 2023. The Company did not incur any impairment losses during any of the periods presented.

Cost of Contracts

Costs of systems revenue include direct product costs, installation labor and other costs including estimated assurance-type warranty costs and initial training costs, when applicable. These costs are recognized at the time of sale. Costs of disposable revenue include direct product costs and estimated warranty costs and are recognized at the time of sale. Cost of revenue from services and license fees are recognized when incurred.

Stock-Based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option, non-qualified stock options, stock appreciation rights, and restricted share grants made to employees, non-employee directors, and third-party consultants at the fair value of the grants. For time-based awards, the fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares and units was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants and units is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to non-employee directors which are generally earned over a period of six months. Stock compensation expense for performance-based restricted shares, if any, is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expense is recognized only for those options expected to vest, net of actual forfeitures. Estimates of the expected life of options have been based on the average of the vesting and expiration periods, which is the simplified method under general accounting principles for share-based payments. Estimates of volatility utilized in calculating stock-based compensation have been prepared based on historical data. Actual experience to date has been consistent with these estimates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024, and 2023

Revenue. Revenue increased from $6.5 million for the three months ended March 31, 2023, to $6.9 million for the three months ended March 31, 2024, an increase of 5%. Revenue from the sales of systems increased to $2.6 million for the three months ended March 31, 2024, from $1.8 million for the three months ended March 31, 2023, driven by increased system sales volumes and changes in product mix in the current year period. Revenue from sales of disposable interventional devices, service, and accessories decreased to approximately $4.3 million for the three months ended March 31, 2024, from $4.7 million for the three months ended March 31, 2023, a decrease of approximately 10%. The decrease was primarily driven by lower service revenue from time and material contracts in addition to lower current period disposable sales volumes related to Biosense Webster catheter shortages.

Cost of Revenue. Cost of revenue increased from $2.7 million for the three months ended March 31, 2023, to $2.9 million for the three months ended March 31, 2024, an increase of approximately 9%. As a percentage of our total revenue, overall gross margin remained fairly consistent at 58% for the three months ended March 31, 2024, compared to 59% for the three months ended March 31, 2023. Cost of revenue for systems sold increased to $1.9 million for the three months ended March 31, 2024, from $1.7 million for the three months ended March 31, 2023, driven by increased system sales volumes and changes in product mix in the current year period. Gross margin for systems was $0.7 million for the three months ended March 31, 2024, compared to $0.1 million for the three months ended March 31, 2023. Cost of revenue for disposables, service, and accessories remained consistent at $1.0 million for the three months ended March 31, 2023, and 2024. Gross margin for disposables, service, and accessories was 76% for the three months ended March 31, 2024, compared to 79% for the three months ended March 31, 2023.

Research and Development Expenses. Research and development expenses decreased from $2.7 million for the three months ended March 31, 2023, to $2.2 million for the three months ended March 31, 2024, a decrease of approximately 18%. This decrease was primarily driven by project timing and decreased headcount-related costs in the current year period, partially offset by higher clinical trial costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.1 million for the three months ended March 31, 2023, to $3.0 million for the three months ended March 31, 2024, a decrease of approximately 5% primarily due to decreased headcount-related costs in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses decreased from $3.6 million for the three months ended March 31, 2023, to $3.5 million for the three months ended March 31, 2024, a decrease of approximately 4%. This decrease was driven by lower administrative and headcount-related costs in the current period.

Interest Income (Expense). Net interest income was approximately $0.2 million for the three months ended March 31, 2024, compared to approximately $0.3 million for the three months ended March 31, 2023. The decrease was driven by lower invested balances in the current year period.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of March 31, 2024, we had $18.2 million of cash and cash equivalents, inclusive of restricted cash. We had working capital of $18.4 million as of March 31, 2024, compared to $20.0 million as of December 31, 2023.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flow used in operating activities	$(2,346)	$(2,802)
Cash flow used in investing activities	-	(349)
Cash flow provided by financing activities	30	56

Net cash used in operating activities. We used approximately $2.3 million and $2.8 million of cash for operating activities during the three months ended March 31, 2024, and 2023, respectively. The decrease in cash used in operating activities was driven by the decrease in operating loss in the current year period partially offset by changes in working capital.

Net cash used in investing activities. We did not use any cash for investing activities during the three months ended March 31, 2024. We used approximately $0.3 million during the three months ended March 31, 2023, for the purchase of equipment, construction and design costs associated with our new facility.

Net cash provided by financing activities. We generated less than $0.1 million of cash from financing activities during the three months ended March 31, 2024, and 2023. The cash generated in both periods was driven by the proceeds from issuance of stock from the exercise of options, net of issuance costs, and from our employee stock purchase program.

Capital Resources

As of March 31, 2024, the Company did not have any debt.

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

STEREOTAXIS, INC. (Registrant)

Date: May 15, 2024	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

Date: May 15, 2024	By:	/s/ Kimberly R. Peery
Kimberly R. Peery
Chief Financial Officer

