Form 10-Q
period 2024-06-30
Stereotaxis, Inc.
filed 2024-08-14
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

The number of outstanding shares of the registrant’s common stock on July 31, 2024, was 84,656,254.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

(in thousands, except share amounts)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,683	$19,818
Restricted cash - current	481	525
Accounts receivable, net of allowance of $640 and $672 at 2024 and 2023, respectively	2,782	3,822
Inventories, net	9,284	8,426
Prepaid expenses and other current assets	842	676
Total current assets	28,072	33,267
Property and equipment, net	3,059	3,304
Restricted cash	-	219
Operating lease right-of-use assets	4,767	4,982
Prepaid and other non-current assets	116	137
Total assets	$36,014	$41,909

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,146	$3,190
Accrued liabilities	2,698	2,972
Deferred revenue	4,950	6,657
Current portion of operating lease liabilities	458	428
Total current liabilities	12,252	13,247
Long-term deferred revenue	2,121	1,637
Operating lease liabilities	4,823	5,062
Other liabilities	54	43
Total liabilities	19,250	19,989

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 10,000,000 shares authorized, 21,683 and 22,358 shares outstanding at 2024 and 2023, respectively	5,408	5,577

Stockholders’ equity:
Common stock, par value $0.001; 300,000,000 shares authorized, 82,990,159 and 80,949,697 shares issued at 2024 and 2023, respectively	83	81
Additional paid in capital	559,499	554,148
Treasury stock, 4,015 shares at 2024 and 2023	(206)	(206)
Accumulated deficit	(548,020)	(537,680)
Total stockholders’ equity	11,356	16,343
Total liabilities and stockholders’ equity	$36,014	$41,909

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenue:
Systems	$240	$3,313	$2,852	$5,134
Disposables, service and accessories	4,262	4,546	8,530	9,273
Total revenue	4,502	7,859	11,382	14,407

Cost of revenue:
Systems	187	2,703	2,087	4,400
Disposables, service and accessories	1,002	969	2,016	1,944
Total cost of revenue	1,189	3,672	4,103	6,344

Gross margin	3,313	4,187	7,279	8,063

Operating expenses:
Research and development	2,273	2,647	4,516	5,393
Sales and marketing	3,301	3,340	6,304	6,488
General and administrative	3,760	3,477	7,226	7,078
Total operating expenses	9,334	9,464	18,046	18,959
Operating loss	(6,021)	(5,277)	(10,767)	(10,896)

Other income (expense)	(3)	27	(3)	27
Interest income, net	191	293	430	565
Net loss	$(5,833)	$(4,957)	$(10,340)	$(10,304)

Cumulative dividend on convertible preferred stock	(325)	(335)	(656)	(666)
Net loss attributable to common stockholders	$(6,158)	$(5,292)	$(10,996)	$(10,970)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.07)	$(0.13)	$(0.14)
Diluted	$(0.07)	$(0.07)	$(0.13)	$(0.14)

Weighted average number of common shares and equivalents:
Basic	84,570,738	81,049,211	84,025,335	78,787,652
Diluted	84,570,738	81,049,211	84,025,335	78,787,652

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2023

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at March 31, 2023	22,383	$5,583	5,610,121	$6	75,059,499	$75	$546,149	$(206)	$(522,314)	$23,710
Stock issued for the exercise of stock options					196		(52)			(52)
Stock-based compensation							2,660			2,660
Components of net loss									(4,957)	(4,957)
Employee stock purchase plan					12,770		25			25
Preferred stock conversion			(5,610,121)	(6)	5,610,121	6				-
Balance at June 30, 2023	22,383	$5,583	-	$-	80,682,586	$81	$548,782	$(206)	$(527,271)	$21,386

Three Months Ended June 30, 2024

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at March 31, 2024	21,908	$5,464	-	$-	82,132,777	$82	$556,878	$(206)	$(542,187)	$14,567
Stock issued for the exercise of stock options					2,213		4			4
Stock-based compensation					342,901		2,538			2,538
Components of net loss									(5,833)	(5,833)
Employee stock purchase plan					9,634		24			24
Preferred stock conversion	(225)	(56)			502,634	1	55			56
Balance at June 30, 2024	21,683	$5,408	-	$-	82,990,159	$83	$559,499	$(206)	$(548,020)	$11,356

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2023

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2022	22,383	$5,583	5,610,121	$6	74,874,459	$75	$543,438	$(206)	$(516,967)	$26,346
Stock issued for the exercise of stock options					29,384		(18)			(18)
Stock-based compensation					144,054		5,314			5,314
Components of net loss									(10,304)	(10,304)
Employee stock purchase plan					24,568		48			48
Preferred stock conversion			(5,610,121)	(6)	5,610,121	6				-
Balance at June 30, 2023	22,383	$5,583	-	$-	80,682,586	$81	$548,782	$(206)	$(527,271)	$21,386

Six Months Ended June 30, 2024

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2023	22,358	$5,577	-	$-	80,949,697	$81	$554,148	$(206)	$(537,680)	$16,343
Stock issued for the exercise of stock options					11,763		12			12
Stock-based compensation					504,375		5,127			5,127
Components of net loss									(10,340)	(10,340)
Employee stock purchase plan					23,022		46			46
Preferred stock conversion	(675)	(169)			1,501,302	2	166			168
Balance at June 30, 2024	21,683	$5,408	-	$-	82,990,159	$83	$559,499	$(206)	$(548,020)	$11,356

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(10,340)	$(10,304)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	276	310
Non-cash lease expense	6	16
Stock-based compensation	5,127	5,314
Accretion and short-term investment discount	-	(287)
Changes in operating assets and liabilities:
Accounts receivable	1,040	(1,555)
Inventories	(858)	173
Prepaid expenses and other current assets	(166)	217
Other assets	21	54
Accounts payable	946	(143)
Accrued liabilities	(274)	(386)
Deferred revenue	(1,223)	866
Other liabilities	11	(8)
Net cash used in operating activities	(5,434)	(5,733)
Cash flows from investing activities
Purchase of property and equipment	(22)	(356)
Proceeds from maturity of short-term investments	-	20,131
Net cash (used in) provided by investing activities	(22)	19,775
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	58	30
Net cash provided by financing activities	58	30
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,398)	14,072
Cash, cash equivalents, and restricted cash at beginning of period	20,562	9,855
Cash, cash equivalents, and restricted cash at end of period	$15,164	$23,927

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$10	$17

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of June 30th:
Cash and cash equivalents	$14,683	$22,877
Restricted cash - current	481	569
Restricted cash	-	481
Total cash, cash equivalents, and restricted cash	$15,164	$23,927

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

There is substantial real-world evidence and clinical literature for Robotic Magnetic Navigation in electrophysiology. Hundreds of electrophysiologists at over one hundred hospitals globally have treated over 100,000 arrhythmia patients with our robotic technology. Clinical use of our technology has been documented in over 500 clinical publications. Robotic Magnetic Navigation is designed to enable physicians to complete more complex interventional procedures with greater success and safety by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied computer-controlled magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation. The more flexible atraumatic design of catheters driven using magnetic fields may reduce the risk of patient harm and other adverse events. Performing the procedure from a control cockpit enables physicians to complete procedures in a safe location protected from x-ray exposure, with greater ergonomics, and improved efficiency. We believe these benefits can be applicable in other endovascular indications where navigation through complex vasculature is often challenging or unsuccessful and generates significant x-ray exposure, and we are investing in research and development in these areas.

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

We have received regulatory clearances and approvals necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The Niobe System, our prior generation robotic magnetic navigation system, the Odyssey Solution, Cardiodrive, e-Contact, and various disposable interventional devices have received regulatory clearances and approvals in the U.S., Europe, Canada, China, Japan and various other countries. We have regulatory clearances and approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS device in the U.S., Canada and Europe. We are pursuing regulatory approvals for the Stereotaxis MAGiC catheter, a robotically-navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, in various global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six-month period ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for future operating periods.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other highly liquid investments with original maturities of three months or less from the date of purchase. Accrued interest receivable on money market instruments, included in other current assets, was less than $0.1 million as of June 30, 2024, and December 31, 2023.

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $0.5 million and $0.7 million as of June 30, 2024, and December 31, 2023, respectively.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of June 30, 2024, and December 31, 2023, the Company had no short-term investments.

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

The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities using the probability of default method and analyzes the unrealized loss positions and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not have any material expected credit losses on investments or material expected credit losses on accrued interest related to investments during the six months ended June 30, 2024, or year ended December 31, 2023.

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

As of June 30, 2024, and December 31, 2023, financial assets classified as Level 2 consisted of money market funds. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 million for the six months ended June 30, 2024, and 2023. Revenue from system delivery and installation represented 25% and 36% of revenue for the six months ended June 30, 2024, and 2023, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the six months ended June 30, 2024, and 2023. Disposable revenue represented 28% and 22% of revenue for the six months ended June 30, 2024, and 2023, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. Royalty revenue represented less than 1% of revenue for the six months ended June 30, 2024, and 2023.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements, service-type warranties, and the implied obligation to provide software enhancements are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 47% and 41% of revenue for the six months ended June 30, 2024, and 2023, respectively.

The following table summarizes the Company’s revenue for systems, disposables, and service and accessories for the six months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Systems	$240	$3,313	$2,852	$5,134
Disposables, service and accessories	4,262	4,546	8,530	9,273
Total revenue	$4,502	$7,859	$11,382	$14,407

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $15.3 million as of June 30, 2024. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	June 30, 2024	December 31, 2023
Contract Assets - unbilled receivables	$116	$72

Customer deposits	$1,845	$2,105
Product shipped, revenue deferred	1,371	1,413
Deferred service and license fees	3,855	4,776
Total deferred revenue	$7,071	$8,294
Less: Long-term deferred revenue	(2,121)	(1,637)
Total current deferred revenue	$4,950	$6,657

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

Revenue recognized for the six months ended June 30, 2024, and 2023, that was included in the deferred revenue balance at the beginning of each reporting period was $4.3 million.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet were $0.1 million as of June 30, 2024, and December 31, 2023. The Company did not incur any impairment losses during any of the periods presented.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the six months ended June 30, 2024, were 1) expected dividend rate of 0%; 2) expected volatility of 76% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Restricted shares and units granted to employees and non-employee directors are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period, which is generally four years except for grants to directors which are generally earned over a period of six months. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(5,833)	$(4,957)	$(10,340)	$(10,304)
Cumulative dividend on convertible preferred stock	(325)	(335)	(656)	(666)
Net loss attributable to common stockholders	$(6,158)	$(5,292)	$(10,996)	$(10,970)

Weighted average number of common shares and equivalents:	84,570,738	81,049,211	84,025,335	78,787,652
Basic EPS	$(0.07)	$(0.07)	$(0.13)	$(0.14)
Diluted EPS	$(0.07)	$(0.07)	$(0.13)	$(0.14)

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

As of June 30, 2024, the Company had 4,103,847 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.77 per share, 48,882,491 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and 1,399,157 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding as of June 30, 2024.

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

3. Financial Instruments

The following tables summarize the Company’s cash and fair value by significant category reported as cash and cash equivalents and restricted cash as of June 30, 2024, and December 31, 2023:

	June 30, 2024
	Valuation				Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$1,726	$-	$-	$1,726	$1,726	$-	$-	$-
Level 2
Money market funds	13,438	-	-	13,438	12,957	481	-	-
Subtotal	13,438	-	-	13,438	12,957	481	-	-
Total assets measured at fair value	$15,164	$-	$-	$15,164	$14,683	$481	$-	$-

	December 31, 2023
	Valuation				Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$2,122	$-	$-	$2,122	$2,122	$-	$-	$-
Level 2
Money market funds	18,440	-	-	18,440	17,696	525	-	219
Subtotal	18,440	-	-	18,440	17,696	525	-	219
Total assets measured at fair value	$20,562	$-	$-	$20,562	$19,818	$525	$-	$219

Interest income was approximately $0.4 million and $1.1 million during the six months ended June 30, 2024, and the year ended December 31, 2023, respectively.

As of June 30, 2024, and December 31, 2023, the Company did not have any financial assets classified as Level 1 or Level 3 nor did the Company have financial liabilities valued at fair value on a recurring basis.

4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$6,064	$5,918
Work in process	1,112	1,034
Finished goods	4,111	3,413
Reserve for excess and obsolescence	(2,003)	(1,939)
Total inventory	$9,284	$8,426

The reserve for excess and obsolescence primarily includes Niobe Systems and related raw materials and spare parts.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$297	$181
Prepaid commissions	97	110
Deposits	467	424
Other assets	97	98
Total prepaid expenses and other assets	958	813
Less: Noncurrent prepaid expenses and other assets	(116)	(137)
Total current prepaid expenses and other assets	$842	$676

6. Property and Equipment

Property and Equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$4,288	$4,269
Leasehold improvements	2,911	2,911
	7,199	7,180
Less: Accumulated depreciation	(4,140)	(3,876)
Net property and equipment	$3,059	$3,304

The Company had less than $0.1 million of property and equipment additions during the six months ended June 30, 2024, and the year ended December 31, 2023. The additions in the current year period were for purchases of equipment and the additions in the prior year period were associated with the buildout of the new leased space in St. Louis, Missouri.

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

As of June 30, 2024, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 7.49 years.

The following table represents lease costs and other lease information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$227	$227	$454	$454
Short-term lease cost	5	4	8	8
Total net lease cost	$232	$231	$462	$462

Cash paid within operating cash flows	$253	$245	$510	$486

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2024, were as follows (in thousands):

June 30, 2024
2024	$449
2025	919
2026	935
2027	956
2028	976
2029 and thereafter	3,054
Total lease payments	7,289
Less: Interest	(2,008)
Present value of lease liabilities	$5,281

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued salaries, bonus, and benefits	$1,230	$1,222
Accrued licenses and maintenance fees	-	484
Accrued warranties	83	107
Accrued professional services	176	138
Accrued investigational sites	101	-
Deferred contract obligation	1,045	1,045
Other	117	19
Total accrued liabilities	2,752	3,015
Less: Long term accrued liabilities	(54)	(43)
Total current accrued liabilities	$2,698	$2,972

The Company reversed an aged accrued regulatory fee of approximately $0.5 million during the three-month period ended June 30, 2024. The release was recognized as a reduction of research and development expenses within the Statement of Operations.

9. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. No dividends have been declared or paid as of June 30, 2024, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $3.6 million and $3.5 million for the six months ended June 30, 2024, and 2023. As of June 30, 2024, and 2023, the Company had approximately $33.4 million and $40.6 million, respectively, of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of June 30, 2024, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

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

At June 30, 2024, the Company had 5,633,730 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At June 30, 2024, the total compensation cost related to options and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $3.6 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six-month period ended June 30, 2024, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2023	3,650,115	$0.74 - $9.87	$3.93
Granted	716,500	$2.45 - $3.01	$3.00
Exercised	(11,763)	$0.74 - $2.57	$1.02
Forfeited	(251,005)	$0.74 - $9.20	$3.99
Outstanding, June 30, 2024	4,103,847	$0.74 - $9.87	$3.77

A summary of the restricted stock unit activity for the six-month period ended June 30, 2024, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2023	1,502,131	$3.94
Granted	389,610	$1.54
Vested	(492,584)	$3.03
Outstanding, June 30, 2024	1,399,157	$3.60

10. Product Warranty Provisions

The Company’s standard policy is to warrant all capital systems against defects in material or workmanship for one year following installation with an assurance or a service-type warranty. The Company’s estimate of costs to service the warranty obligations is based on historical experience and current product performance trends. A regular review of warranty obligations is performed to determine the adequacy of the reserve and adjustments are made to the estimated warranty liability as appropriate.

Accrued assurance-type warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Warranty accrual, beginning of the fiscal period	$107	$163
Accrual adjustment for product warranty	(8)	547
Payments made	(16)	(603)
Warranty accrual, end of the fiscal period	$83	$107

11. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company. In February 2024, a vendor filed financing statements under the Uniform Commercial Code (“UCC”) on underlying inventory for approximately $0.6 million. We believe the financing statements were filed without merit, and we are fully contesting the propriety of such actions.

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

12. Subsequent Events

On July 31, 2024, the Company completed its previously announced acquisition of all the shares of capital stock of Access Point Technologies EP, Inc., a Minnesota corporation (“APT”), from APT Holding Company, Inc., a Minnesota corporation, pursuant to that certain Share Purchase Agreement, dated May 11, 2024.

APT, based in Rogers, Minnesota, designs, manufactures, and commercializes a portfolio of differentiated high-quality diagnostic catheters used during cardiac ablation procedures that are commercially available across key global geographies.

At closing, the Company issued 1,486,620 shares of its common stock.

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

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Part II - Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31,2023, as well as various impacts related to our previously announced acquisition of Access Point Technologies, Inc. (“APT”). Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, results of operations, the on-going impact of the coronavirus (“COVID -19”) pandemic and our response to it or any impact of a similar pandemic, and statements relating to our recent acquisition of APT including any benefits expected from the acquisition, potential strategic implications as a result of the acquisition, and the potential for achievement of the regulatory and commercial milestones that would trigger contingent payments in the transaction. Such statements include, but are not limited to, statements preceded by, followed by, or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “can”, “could”, “may”, “would”, or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they are made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

There is substantial real-world evidence and clinical literature for Robotic Magnetic Navigation in electrophysiology. Hundreds of electrophysiologists at over one hundred hospitals globally have treated over 100,000 arrhythmia patients with our robotic technology. Clinical use of our technology has been documented in over 500 clinical publications. Robotic Magnetic Navigation is designed to enable physicians to complete more complex interventional procedures with greater success and safety by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied computer-controlled magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation. The more flexible atraumatic design of catheters driven using magnetic fields may reduce the risk of patient harm and other adverse events. Performing the procedure from a control cockpit enables physicians to complete procedures in a safe location protected from x-ray exposure, with greater ergonomics, and improved efficiency. We believe these benefits can be applicable in other endovascular indications where navigation through complex vasculature is often challenging or unsuccessful and generates significant x-ray exposure, and we are investing in research and development in these areas.

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

We have received regulatory clearances and approvals necessary for us to market the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The Niobe System, our prior generation robotic magnetic navigation system, the Odyssey Solution, Cardiodrive, e-Contact, and various disposable interventional devices have received regulatory clearances and approvals in the U.S., Europe, Canada, China, Japan and various other countries. We have regulatory clearances and approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS device in the U.S., Canada and Europe. We are pursuing regulatory approvals for the Stereotaxis MAGiC catheter, a robotically-navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, in various global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

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

Corporate Developments

On July 31, 2024, the Company completed its previously announced acquisition of all the shares of capital stock of Access Point Technologies EP, Inc., a Minnesota corporation (“APT”), from APT Holding Company, Inc., a Minnesota corporation, pursuant to that certain Share Purchase Agreement, dated May 11, 2024. All consideration is payable in Stereotaxis common stock.

APT, based in Rogers, Minnesota, designs, manufactures, and commercializes a portfolio of differentiated high-quality diagnostic catheters used during cardiac ablation procedures that are commercially available across key global geographies. The acquisition provides Stereotaxis with high-quality catheter development and manufacturing capabilities which will further advance the Company’s goals of advancing the treatment of complex arrhythmias and the broad adoption of robotics within endovascular surgery.

The transaction consideration included an upfront payment of 1,486,620 shares of Company common stock issued at closing, as well as additional contingent payments of Company common stock based upon the achievement of specified product revenue and regulatory approval milestones through September 30, 2029.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 million for the six months ended June 30, 2024, and 2023.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the six months ended June 30, 2024, and 2023.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.1 million as of June 30, 2024, and December 31, 2023. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue. Revenue decreased from $7.9 million for the three months ended June 30, 2023, to $4.5 million for the three months ended June 30, 2024, a decrease of 43%. Revenue from the sales of systems decreased to $0.2 million for the three months ended June 30, 2024, from $3.3 million for the three months ended June 30, 2023, driven by decreased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service, and accessories decreased to approximately $4.3 million for the three months ended June 30, 2024, from $4.6 million for the three months ended June 30, 2023, a decrease of approximately 6%. The decrease was primarily driven by decreased service revenue in the current year period.

Cost of Revenue. Cost of revenue decreased from $3.7 million for the three months ended June 30, 2023, to $1.2 million for the three months ended June 30, 2024, a decrease of approximately 68%. As a percentage of our total revenue, overall gross margin increased to 74% for the three months ended June 30, 2024, from 53% for the three months ended June 30, 2023, primarily due to changes in product mix. Cost of revenue for systems sold decreased from $2.7 million for the three months ended June 30, 2023, to $0.2 million for the three months ended June 30, 2024, driven by decreased system sales volumes in the current year period. Gross margin for systems was $0.6 million for the three months ended June 30, 2023, compared to less than $0.1 million for the three months ended June 30, 2024. Cost of revenue for disposables, service, and accessories remained consistent at $1.0 million for the three months ended June 30, 2023, and 2024. Gross margin for disposables, service, and accessories was 76% for the three months ended June 30, 2024, compared to 79% for the three months ended June 30, 2023. The decrease was driven primarily by decreased service revenue in the current year period.

Research and Development Expenses. Research and development expenses decreased from $2.6 million for the three months ended June 30, 2023, to $2.3 million for the three months ended June 30, 2024, a decrease of approximately 14%. This decrease was primarily driven by the reversal of an accrued regulatory license fee of approximately $0.5 million and decreased headcount costs offset slightly by project timing, including regulatory fees, in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses remained consistent at $3.3 million for the three months ended June 30, 2023, and 2024.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased from $3.5 million for the three months ended June 30, 2023, to $3.8 million for the three months ended June 30, 2024, an increase of approximately 8%. This increase was primarily driven by higher administrative expenses and professional service fees in the current period.

Interest Income (Expense). Net interest income was approximately $0.3 million for the three months ended June 30, 2023, compared to $0.2 million for the three months ended June 30, 2024. The decrease was driven by lower invested balances in the current year period.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue. Revenue decreased from $14.4 million for the six months ended June 30, 2023, to $11.4 million for the six months ended June 30, 2024, a decrease of approximately 21%. Revenue from the sales of systems decreased from $5.1 million for the six months ended June 30, 2023, to $2.9 million for the six months ended June 30, 2024, driven by decreased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service and accessories decreased to $8.5 million for the six months ended June 30, 2024, from $9.3 million for the six months ended June 30, 2023, a decrease of approximately 8%. The decrease was primarily driven by decreased service revenue in the current year period.

Cost of Revenue. Cost of revenue decreased from $6.3 million for the six months ended June 30, 2023, to $4.1 million for the six months ended June 30, 2024, a decrease of approximately 35%. As a percentage of our total revenue, overall gross margin increased to 64% for the six months ended June 30, 2024, from 56% for the six months ended June 30, 2023, primarily due to changes in product mix. Cost of revenue for systems sold decreased from $4.4 million for the six months ended June 30, 2023, to $2.1 million for the six months ended June 30, 2024, driven by decreased system sales volumes in the current year period. Gross margin for systems was $0.7 million for the six months ended June 30, 2023, compared to $0.8 million for the six months ended June 30, 2024. Cost of revenue for disposables, service, and accessories increased from $1.9 million for the six months ended June 30, 2023, to $2.0 million for the six months ended June 30, 2024, driven by higher expenses incurred under service contracts in the current period. Gross margin for disposables, service and accessories was 79% for the six months ended June 30, 2023, compared to 76% for the six months ended June 30, 2024. The decrease was driven primarily by decreased service revenue in the current year period.

Research and Development Expenses. Research and development expenses decreased from $5.4 million for the six months ended June 30, 2023, compared to $4.5 million for the six months ended June 30, 2024, a decrease of 16%. This decrease was primarily driven by the reversal of an accrued regulatory license fee of approximately $0.5 million and decreased headcount costs in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $6.5 million for the six months ended June 30, 2023, to $6.3 million for the six months ended June 30, 2024, a decrease of approximately 3%. This decrease was primarily due to lower headcount expenses in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management. General and administrative expenses increased from $7.1 million for the six months ended June 30, 2023, to $7.2 million for the six months ended June 30, 2024, an increase of approximately 2%. This increase was primarily driven by higher administrative expenses and professional service fees in the current period.

Interest Income (Expense). Net interest income was approximately $0.6 million for the six months ended June 30, 2023, compared to $0.4 million for the six months ended June 30, 2024. The decrease was driven by lower invested balances in the current year period.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of June 30, 2024, we had $15.2 million of cash and cash equivalents, inclusive of restricted cash. We had working capital of $15.8 million as of June 30, 2024, compared to $20.0 million as of December 31, 2023.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2024, and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flow used in operating activities	$(5,434)	$(5,733)
Cash flow (used in) provided by investing activities	(22)	19,775
Cash flow provided by financing activities	58	30

Net cash used in operating activities. We used approximately $5.4 million and $5.7 million of cash for operating activities during the six months ended June 30, 2024, and 2023, respectively. The decrease in cash used in operating activities was driven by changes in working capital.

Net cash (used in) provided by investing activities. We used less than $0.1 million and generated approximately $19.8 million of cash during the six months ended June 30, 2024, and 2023, respectively. The cash used during the six months ended June 30, 2024, was for the purchase of equipment. The cash generated during the six months ended June 30, 2023, was from proceeds received from the maturity of short-term investments.

Net cash provided by financing activities. We generated less than $0.1 million of cash from financing activities during the six months ended June 30, 2024, and 2023. The cash generated in both periods was driven by the proceeds from issuance of stock from the exercise of options, net of issuance costs, and from our employee stock purchase program.

Capital Resources

As of June 30, 2024, the Company did not have any debt.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risks Related to our Recently Completed Acquisition of APT

We may be unable to successfully integrate APT into our business and may fail to realize any or all of the anticipated benefits of the acquisition, or those benefits may take longer to realize than expected.

Prior to the completion of our acquisition of APT, both companies previously operated independently and manufactured different products. The success of the acquisition will depend, in part, on our ability to (i) successfully integrate APT’s businesses into Stereotaxis, (ii) successfully manufacture, commercialize, develop and sell APT’s catheters and related products, and (iii) realize the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies, from the acquisition, all in a manner that does not materially disrupt existing customer, supplier and employee relations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of our common stock may decline.

The integration of APT into our business may result in material challenges, including, without limitation:

●	the diversion of management’s attention from ongoing business concerns;
●	developing and managing internal financial and disclosure processes at APT, which has been a private company not subject to SEC reporting obligations;
●	managing a more complex combined business;
●	expanding operations to manufacture APT’s catheter products and overcoming our lack of manufacturing experience related to such products;
●	maintaining employee morale, retaining key APT employees and the possibility that the integration process and organizational changes may adversely impact the ability to maintain employee relationships;
●	transitioning and maintaining business and operational relationships of APT, including suppliers, collaboration partners, employees and other counterparties;
●	risks related to APT’s existing customer contracts and disputes with customers;
●	the integration process not proceeding as expected, including due to a possibility of faulty assumptions or expectations regarding the integration process or APT’s operations;
●	risks related to litigation, disputes, investigations or other events that could increase our expenses, result in liability or require that we take other action;
●	consolidating corporate, administrative and compliance infrastructures and eliminating duplicative operations;
●	coordinating geographically separate locations;
●	unanticipated issues in integrating information technology, communications and other systems; and
●	unforeseen expenses, costs, liabilities or delays associated with the acquisition or the integration.

Many of these factors are outside of our control, and any one of them could result in delays, increased costs, decreases in the amount of expected cost savings or synergies and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

Our future results may be adversely impacted if we do not effectively manage APT’s catheter manufacturing business following the completion of the acquisition.

As a result of the acquisition, we will be managing APT’s ongoing business of manufacturing, commercializing, development and sales of APT’s catheters and related products and services. The manufacturing process of catheters is complex, highly technical, and our prior experience in this field is dated. The process can be subject to periodic worldwide supply chain disruptions, including labor shortages and inflationary pressures, and logistics delays which make it difficult for us to source parts and ship our products. We may require a higher level of overhead than currently anticipated. Our ability to successfully manage this new aspect of our business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of APT into us, but also the increased scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful in manufacturing catheter products or that we will realize the expected operating efficiencies, cost savings and other benefits anticipated from the acquisition.

The issuance of the Earnout Consideration will result in dilution to our stockholders and may adversely affect us, including the market price of our securities.

At the closing of the acquisition of APT on July 31, 2024, we issued 1,486,620 shares (the “Upfront Stock Consideration”) to the APT Holding Company, Inc. (the “Seller”). In addition, the Purchase Agreement requires us to issue additional shares (the “Additional Earnout Shares”) to the Seller upon achievement of the revenue and regulatory approval milestones. We are required to file a resale registration statement relating to the Upfront Stock Consideration and Additional Earnout Shares and anticipate it will cover an aggregate of approximately 6.1 million shares, which includes an estimated 4,613,380 Additional Earnout Shares. However, the actual number of Additional Earnout Shares issued to the Seller could be materially greater or less than the number we currently estimate, depending whether and to what extent the future revenue milestones are met and/or regulatory approvals are obtained, as well as the actual average closing price of our Common Stock calculated pursuant to a formula near the time such milestones are achieved. If such Additional Earnout Shares are issued under the Purchase Agreement, there will be significant additional dilution to the Company’s stockholders, and even in the event that the Additional Earnout Shares are not issued, the potential for the issuance of such shares may negatively affect the trading price of our Common Stock in anticipation of such dilution. Sales of a substantial number of shares comprising the Upfront Stock Consideration or any Additional Earnout Shares in the public market, or the perception that such sales may occur, could adversely affect the market price of our securities.

Under certain circumstances, we may take certain actions to achieve the milestones under the Purchase Agreement that we would not have undertaken if we had not completed the acquisition, which may have an adverse effect on the historical business of Stereotaxis.

During the revenue earnout periods under our Purchase Agreement, which end on September 30, 2029, we agreed to operate APT and its business in a commercially reasonable manner as conducted prior to the closing, taken as a whole, including maintaining relationships with customers, suppliers, independent contractors, governmental entities, and others having business dealings with it consistent with APT’s practice prior to the closing. We agreed not to take any action during the revenue earnout periods which has as its intended purpose the diminution of the earnout consideration.

While we retain the sole authority to operate and control APT’s business and its operations, including without limitation, any and all decisions relating various aspects of their and our combined business, we may nevertheless take certain actions related to the milestones that we would not have undertaken if we had not completed the acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

2.1†#	Share Purchase Agreement, dated as of May 11, 2024, by and among the Company, Access Point Technologies EP, Inc. and APT Holding Company, Inc., as seller. filed herewith.

2.2	Amendment No. 1 to Share Purchase Agreement, dated as of July 31, 2024, by and among the Company, Access Point Technologies EP, Inc. and APT Holding Company, Inc., as seller. filed herewith.

2.3#	Form of Voting and Support Agreement (included as Exhibit B to the Securities Purchase Agreement filed as Exhibit 2.1).

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment for any schedules or exhibits so furnished.

†As permitted by Regulation S-K, Item 601(b)(2)(ii) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: August 14, 2024	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

Date: August 14, 2024	By:	/s/ Kimberly R. Peery
Kimberly R. Peery
Chief Financial Officer

