Form 10-Q
period 2024-09-30
Stereotaxis, Inc.
filed 2024-11-14
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

The number of outstanding shares of the registrant’s common stock on October 31, 2024, was 84,729,507.

STEREOTAXIS, INC.

ITEM 1. FINANCIAL STATEMENTS

STEREOTAXIS, INC.

BALANCE SHEETS

(in thousands, except share amounts)	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,663	$19,818
Restricted cash - current	350	525
Accounts receivable, net of allowance of $661 and $672 at 2024 and 2023, respectively	7,921	3,822
Inventories, net	9,009	8,426
Prepaid expenses and other current assets	869	676
Total current assets	28,812	33,267
Property and equipment, net	3,733	3,304
Goodwill	4,494	-
Intangible assets	8,162	-
Restricted cash	-	219
Operating lease right-of-use assets	5,618	4,982
Prepaid and other non-current assets	116	137
Total assets	$50,935	$41,909

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,403	$3,190
Accrued liabilities	3,376	2,972
Deferred revenue	5,092	6,657
Current contingent consideration	5,298	-
Current portion of operating lease liabilities	552	428
Total current liabilities	20,721	13,247
Long-term deferred revenue	2,102	1,637
Long-term contingent consideration	6,251	-
Operating lease liabilities	5,583	5,062
Other liabilities	55	43
Total liabilities	34,712	19,989

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 10,000,000 shares authorized; 21,683 and 22,358 shares outstanding at 2024 and 2023, respectively	5,408	5,577

Stockholders’ equity:
Common stock, par value $0.001; 300,000,000 shares authorized, 84,713,400 and 80,949,697 shares issued at 2024 and 2023, respectively	85	81
Additional paid in capital	565,146	554,148
Treasury stock, 4,015 shares at 2024 and 2023	(206)	(206)
Accumulated deficit	(554,210)	(537,680)
Total stockholders’ equity	10,815	16,343
Total liabilities and stockholders’ equity	$50,935	$41,909

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenue:
Systems	$4,391	$3,539	$7,243	$8,673
Disposables, service and accessories	4,805	4,260	13,335	13,533
Total revenue	9,196	7,799	20,578	22,206

Cost of revenue:
Systems	3,673	2,909	5,760	7,309
Disposables, service and accessories	1,424	831	3,440	2,775
Total cost of revenue	5,097	3,740	9,200	10,084

Gross margin	4,099	4,059	11,378	12,122

Operating expenses:
Research and development	2,454	2,668	6,970	8,061
Sales and marketing	3,152	3,097	9,456	9,585
General and administrative	4,838	3,933	12,064	11,011
Total operating expenses	10,444	9,698	28,490	28,657
Operating loss	(6,345)	(5,639)	(17,112)	(16,535)

Other income	5	-	2	27
Interest income, net	150	270	580	835
Net loss	$(6,190)	$(5,369)	$(16,530)	$(15,673)

Cumulative dividend on convertible preferred stock	(328)	(338)	(984)	(1,004)
Net loss attributable to common stockholders	$(6,518)	$(5,707)	$(17,514)	$(16,677)

Net loss per share attributable to common stockholders:
Basic	$(0.08)	$(0.07)	$(0.21)	$(0.21)
Diluted	$(0.08)	$(0.07)	$(0.21)	$(0.21)

Weighted average number of common shares and equivalents:
Basic	85,824,789	82,468,971	84,629,531	80,028,243
Diluted	85,824,789	82,468,971	84,629,531	80,028,243

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2023

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2023	22,383	$5,583	-	$-	80,682,586	$81	$548,782	$(206)	$(527,271)	$21,386
Stock issued for the exercise of stock options					1,000		1			1
Stock-based compensation					172,592		2,672			2,672
Components of net loss									(5,369)	(5,369)
Employee stock purchase plan					17,117		25			25
Balance at September 30, 2023	22,383	$5,583	-	$-	80,873,295	$81	$551,480	$(206)	$(532,640)	$18,715

Three Months Ended September 30, 2024

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at June 30, 2024	21,683	$5,408	-	$-	82,990,159	$83	$559,499	$(206)	$(548,020)	$11,356
Stock issued for the exercise of stock options					53,203		54			54
Stock issued in APT acquisition					1,486,620	1	2,999			3,000
Stock-based compensation					168,888	1	2,569			2,570
Components of net loss									(6,190)	(6,190)
Employee stock purchase plan					14,530		25			25
Balance at September 30, 2024	21,683	$5,408	-	$-	84,713,400	$85	$565,146	$(206)	$(554,210)	$10,815

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2023

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2022	22,383	$5,583	5,610,121	$6	74,874,459	$75	$543,438	$(206)	$(516,967)	$26,346
Stock issued for the exercise of stock options					30,384		(18)			(18)
Stock-based compensation					316,646		7,987			7,987
Components of net loss									(15,673)	(15,673)
Employee stock purchase plan					41,685		73			73
Preferred stock conversion			(5,610,121)	(6)	5,610,121	6				-
Balance at September 30, 2023	22,383	$5,583	-	$-	80,873,295	$81	$551,480	$(206)	$(532,640)	$18,715

Nine Months Ended September 30, 2024

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2023	22,358	$5,577	-	$-	80,949,697	$81	$554,148	$(206)	$(537,680)	$16,343
Stock issued for the exercise of stock options					64,966		66			66
Stock issued in APT acquisition					1,486,620	1	2,999			3,000
Stock-based compensation					673,263	1	7,695			7,696
Components of net loss									(16,530)	(16,530)
Employee stock purchase plan					37,552		72			72
Preferred stock conversion	(675)	(169)			1,501,302	2	166			168
Balance at September 30, 2024	21,683	$5,408	-	$-	84,713,400	$85	$565,146	$(206)	$(554,210)	$10,815

See accompanying notes.

STEREOTAXIS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(16,530)	$(15,673)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	428	457
Amortization	178	-
Loss on revaluation of contingent consideration	672	-
Non-cash lease expense	7	23
Stock-based compensation	7,696	7,987
Accretion and short-term investment discount	-	(287)
Changes in operating assets and liabilities:
Accounts receivable	(3,401)	(156)
Inventories	619	1,088
Prepaid expenses and other current assets	(177)	470
Other assets	21	73
Accounts payable	1,448	270
Accrued liabilities	364	(146)
Deferred revenue	(1,100)	(798)
Other liabilities	12	(8)
Net cash used in operating activities	(9,763)	(6,700)
Cash flows from investing activities
Purchase of property and equipment	(32)	(366)
Proceeds from maturity of short-term investments	-	20,131
Cash acquired in business acquisitions	108	-
Net cash provided by investing activities	76	19,765
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	138	55
Net cash provided by financing activities	138	55
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,549)	13,120
Cash, cash equivalents, and restricted cash at beginning of period	20,562	9,855
Cash, cash equivalents, and restricted cash at end of period	$11,013	$22,975

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of September 30th:

Cash and cash equivalents	$10,663	$22,100
Restricted cash - current	350	525
Restricted cash	-	350
Total cash, cash equivalents, and restricted cash	$11,013	$22,975

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes to Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. Genesis RMN®, Niobe®, Navigant®, Odyssey®, Odyssey Cinema™, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, QuikCAS™, Cardiodrive®, MAGiC ™, and Map-iT™ catheters are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

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

There is substantial real-world evidence and clinical literature for Robotic Magnetic Navigation in electrophysiology. Hundreds of electrophysiologists at over one hundred hospitals globally have treated over 150,000 arrhythmia patients with our robotic technology. Clinical use of our technology has been documented in over 500 clinical publications. Robotic Magnetic Navigation is designed to enable physicians to complete more complex interventional procedures with greater success and safety by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied computer-controlled magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation. The more flexible atraumatic design of catheters driven using magnetic fields may reduce the risk of patient harm and other adverse events. Performing the procedure from a control cockpit enables physicians to complete procedures in a safe location protected from x-ray exposure, with greater ergonomics, and improved efficiency. We believe these benefits can be applicable in other endovascular indications where navigation through complex vasculature is often challenging or unsuccessful and generates significant x-ray exposure, and we are investing in research and development in these areas.

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

On July 31, 2024, the Company completed its acquisition of all the shares of capital stock of Access Point Technologies EP, Inc., a Minnesota corporation (“APT”), from APT Holding Company, Inc., a Minnesota corporation. APT, based in Rogers, Minnesota, designs, manufactures, and commercializes a portfolio of differentiated high-quality diagnostic catheters used during cardiac ablation procedures that are commercially available across key global geographies.

The integration with APT provides in-house catheter development, manufacturing expertise and specialized knowledge that will further Stereotaxis’ innovation efforts in developing a broad family of interventional devices navigated by our robots within electrophysiology and across a range of endovascular procedures.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine-month period ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for future operating periods.

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

As a result of the acquisition, we will be managing APT’s ongoing business of manufacturing, commercializing, development and sales of APT’s catheters and related products and services. The manufacturing process of catheters is complex, highly technical, and our prior experience in this field is dated. The process can be subject to periodic worldwide supply chain disruptions, including labor shortages and inflationary pressures, and logistics delays which make it difficult for us to source parts and ship our products. We may require a higher level of overhead than currently anticipated. Our ability to successfully manage this new aspect of our business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of APT into us, but also the increased scope of the combined business with its associated increased costs and complexity. We are still integrating the businesses and implementing safeguards to minimize any negative impacts on our financial position, results of operations and cash flows post-acquisition.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other highly liquid investments with original maturities of three months or less from the date of purchase. Accrued interest receivable on money market instruments, included in other current assets, was less than $0.1 million as of September 30, 2024, and December 31, 2023.

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $0.4 million and $0.7 million as of September 30, 2024, and December 31, 2023, respectively.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-term and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of September 30, 2024, and December 31, 2023, the Company had no short-term investments.

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

The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities using the probability of default method and analyzes the unrealized loss positions and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not have any material expected credit losses on investments or material expected credit losses on accrued interest related to investments during the nine months ended September 30, 2024, or year ended December 31, 2023.

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

As of September 30, 2024, and December 31, 2023, financial assets classified as Level 2 consisted of money market funds. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

As of September 30, 2024, and December 31, 2023, financial liabilities classified as Level 3 consisted of the contingent consideration due to the APT acquisition. The Company reviews the change in the fair value of contingent consideration, which is performed by a third-party valuation firm. See Note 3 for further information regarding the valuation methods used by the third-party valuation firm. The approach results in the Level 3 classification of the contingent consideration within the fair value hierarchy.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 million for the nine months ended September 30, 2024, and approximately $0.1 million for the nine months ended September 30, 2023. Revenue from system delivery and installation represented 35% and 39% of revenue for the nine months ended September 30, 2024, and 2023, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the nine months ended September 30, 2024, and 2023. Disposable revenue represented 27% and 21% of revenue for the nine months ended September 30, 2024, and 2023, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. Royalty revenue represented less than 1% of revenue for the nine months ended September 30, 2024, and 2023.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements, service-type warranties, and the implied obligation to provide software enhancements are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 38% and 40% of revenue for the nine months ended September 30, 2024, and 2023, respectively.

The following table summarizes the Company’s revenue for systems, disposables, and service and accessories for the nine months ended September 30, 2024, and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Systems	$4,391	$3,539	$7,243	$8,673
Disposables, service and accessories	4,805	4,260	13,335	13,533
Total revenue	$9,196	$7,799	$20,578	$22,206

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $15.5 million as of September 30, 2024. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	September 30, 2024	December 31, 2023
Contract Assets - unbilled receivables	$940	$72

Customer deposits	$1,302	$2,105
Product shipped, revenue deferred	1,566	1,413
Deferred service and license fees	4,326	4,776
Total deferred revenue	$7,194	$8,294
Less: Long-term deferred revenue	(2,102)	(1,637)
Total current deferred revenue	$5,092	$6,657

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

Revenue recognized for the nine months ended September 30, 2024, and 2023, that was included in the deferred revenue balance at the beginning of each reporting period was $5.1 million and $5.7 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s balance sheet were $0.1 million as of September 30, 2024, and December 31, 2023. The Company did not incur any impairment losses during any of the periods presented.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. Other acquired intangible assets are stated at the fair value acquired. Goodwill is not amortized; rather, it is evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired. Definite-lived intangible assets are considered long-lived assets and are amortized on a straight-line basis over the periods that expected economic benefits will be provided. See Note 3, Acquisitions for further discussion of the goodwill and intangible assets recorded as of the acquisition date and as of September 30, 2024.

Contingent Liabilities- Earnout Consideration

The Company has determined that the contingent consideration due under the terms of its July 31, 2024, acquisition agreement with APT Holding Company, Inc. represents a contingent liability in accordance with the provisions of Accounting Standard 805, Business Combinations. The Company has established short-term and long-term contingent liabilities for the net present fair value of contingent payments which are both probable of occurrence and reasonably estimable. The initial preliminary fair value of the contingent consideration was determined by a third-party valuation firm using both a Monte Carlo simulation and probability based approaches. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in the Company’s earnings as a charge to General and Administrative expenses. See Note 3, Acquisitions for further discussion of the contingent consideration recorded as of the acquisition date and as of September 30, 2024.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the nine months ended September 30, 2024, were 1) expected dividend rate of 0%; 2) expected volatility of 76% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years. Restricted shares and units granted to employees and non-employee directors are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period, which is generally four years except for grants to directors which are generally earned over a period of six months. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(6,190)	$(5,369)	$(16,530)	$(15,673)
Cumulative dividend on convertible preferred stock	(328)	(338)	(984)	(1,004)
Net loss attributable to common stockholders	$(6,518)	$(5,707)	$(17,514)	$(16,677)

Weighted average number of common shares and equivalents:	85,824,789	82,468,971	84,629,531	80,028,243
Basic EPS	$(0.08)	$(0.07)	$(0.21)	$(0.21)
Diluted EPS	$(0.08)	$(0.07)	$(0.21)	$(0.21)

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

As of September 30, 2024, the Company had 3,957,970 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.80 per share, 49,386,978 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and 1,546,532 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding as of September 30, 2024.

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

3. Acquisitions

Acquisition of Access Point Technologies EP, Inc. (“APT”)

On July 31, 2024, the Company acquired all the shares of capital stock of Access Point Technologies EP, Inc. (“APT”), a Minnesota corporation, from APT Holding Company, Inc., a Minnesota corporation. APT designs, manufactures, and commercializes a portfolio of differentiated high-quality diagnostic catheters used during cardiac ablation procedures that are commercially available across key global geographies.

The acquisition of APT was accounted for as a business combination using the acquisition method of accounting. The consideration included an upfront payment and additional contingent payments based upon the achievement of key regulatory and commercial milestones. At closing, the Company issued 1,486,620 shares of its common stock (the “Upfront Stock Consideration”) with a value of $3.0 million. The Share Purchase Agreement obligated us to file a resale registration statement relating to the Upfront Stock Consideration and additional Earnout Shares. The registration statement covered the 1,486,620 Closing Shares and an estimated 4,613,380 additional Earnout Shares. However, the exact number of shares that may be issued under the Share Purchase Agreement for such milestones will be calculated based on the average of the closing per share price of Stereotaxis common stock immediately prior to the dates such revenue performance and/or regulatory milestones are achieved, up to $24.0 million in total value through September 30, 2029, not to exceed 19.9% of the total number of shares of the Company’s common stock issued and outstanding immediately prior to July 31, 2024 (the “Share Cap Limitation”). In addition, the vesting of the right to receive the Earnout Shares would be accelerated in the event of a change of control of Stereotaxis, based on a probability-weighted average estimate of the potential to achieve any remaining milestones, discounted to its net present value taking into account expected time when earnouts related to the milestones would become payable through September 30, 2029. The preliminary estimated fair value of the contingent consideration related to the additional earnout shares at the acquisition date is $10,877. The total contingent consideration including the upfront payment is preliminarily estimated to be $13,877.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed for APT as of the acquisition date (in thousands):

(in thousands)	July 31, 2024
(Unaudited)
Assets acquired:
Current assets
Cash	$108
Accounts receivable, net of allowance of $19	698
Inventories, net	1,202
Prepaid expenses and other current assets	16
Total current assets	2,024
Property and equipment	825
Goodwill	4,494
Intangible assets	8,340
Total assets acquired	$15,683
Liabilities assumed:
Current liabilities
Accounts payable	$1,765
Accrued liabilities	41
Total liabilities assumed	$1,806
Net assets acquired	$13,877

The above purchase price allocation is preliminary and subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The preliminary measurement of contingent consideration, accounts receivable, inventory, prepaid expenses and other current assets, property and equipment, intangible assets, goodwill, accounts payable, and accrued liabilities are subject to change. Furthermore, the Company is still evaluating the appropriate useful lives for the acquired property and equipment and intangible assets. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocated to goodwill.

For purposes of the above allocation, we based our preliminary estimate of the fair values for contingent consideration, intangible assets, and property and equipment on valuation studies performed by third-party valuation firms. We used various valuation methods, including discounted cash flows, distributor method, excess earnings, and relief from royalty method to estimate the preliminary fair value of the identified intangible assets. The preliminary fair value of the contingent consideration was determined using a Monte Carlo simulation and probability based approaches. The Cost approach was utilized to determine the preliminary fair value of property and equipment. Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to APT’s in-house research and development team versus using third party developers and the expansion of manufacturing capacity. The tax basis in the acquired goodwill is zero.

The Company’s consolidated statement of earnings for the three and nine months ended September 30, 2024, includes APT post-acquisition revenue of $643 and net loss of $1,195. Net loss for the three and nine months ended September 30, 2024, includes $672 of expense due to the revaluation of the contingent consideration as of the reporting date. This expense is recognized within General and Administrative expenses for the three and nine months ended September 30, 2024.

(in thousands)	(Unaudited)
Revenue	$643
Net income (loss)	$(1,195)

The following represents the pro forma consolidated revenue as if APT had been included in the consolidated results of the Company. Revenue was $9,686 and $23,519 for the three and nine months ended September 30, 2024, and $9,349 and $27,404 for the three and nine months for the period ended September 30, 2023.

The Company incurred acquisition costs of $235 and $368 that were recognized within General and Administrative expenses for the three and nine months ended September 30, 2024.

The intangible assets related to the acquisition consisted of the following:

Unaudited	Fair Value (in thousands)	Amortization Period (in years)
Intangible assets subject to amortization:
Developed Technology	7,610	8.0
Customer Relationships	310	10.0
Trademark	420	5.0
Total intangible assets subject to amortization	8,340
Intangible assets not subject to amortization
Goodwill	4,494	N/A
Total intangible assets not subject to amortization	4,494
Total intangible assets	12,834
Weighted average amortization period		7.9

4. Financial Instruments

The following tables summarize the Company’s cash and fair value by significant category reported as cash and cash equivalents and restricted cash as of September 30, 2024, and December 31, 2023:

	September 30, 2024
	Valuation				Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$1,656	$-	$-	$1,656	$1,656	$-	$-	$-
Level 2
Money market funds	9,357	-	-	9,357	9,007	350	-	-
Subtotal	9,357	-	-	9,357	9,007	350	-	-
Total assets measured at fair value	$11,013	$-	$-	$11,013	$10,663	$350	$-	$-

	December 31, 2023
	Valuation				Reported as:
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$2,122	$-	$-	$2,122	$2,122	$-	$-	$-
Level 2
Money market funds	18,440	-	-	18,440	17,696	525	-	219
Subtotal	18,440	-	-	18,440	17,696	525	-	219
Total assets measured at fair value	$20,562	$-	$-	$20,562	$19,818	$525	$-	$219

Interest income was approximately $0.6 million and $1.1 million during the nine months ended September 30, 2024, and the year ended December 31, 2023, respectively.

As of September 30, 2024, and December 31, 2023, the Company did not have any financial assets classified as Level 1 or Level 3. The contingent consideration is carried at fair value and is a Level 3 financial liability. See further discussion of the contingent consideration in Note 3.

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$5,974	$5,918
Work in process	893	1,034
Finished goods	4,950	3,413
Reserve for excess and obsolescence	(2,808)	(1,939)
Total inventory	$9,009	$8,426

At the closing of the acquisition, GAAP accounting required us to record all acquired inventory at its market value.

The Company had approximately $2.8 million in reserve for excess and obsolescence. The reserve includes the fair value of slow moving acquired inventory and the value of Niobe Systems and related raw materials and spare parts.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$332	$181
Prepaid commissions	83	110
Deposits	495	424
Other assets	75	98
Total prepaid expenses and other assets	985	813
Less: Noncurrent prepaid expenses and other assets	(116)	(137)
Total current prepaid expenses and other assets	$869	$676

7. Property and Equipment

Property and Equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$5,108	$4,269
Leasehold improvements	2,917	2,911
	8,025	7,180
Less: Accumulated depreciation	(4,292)	(3,876)
Net property and equipment	$3,733	$3,304

8. Intangible Assets

Intangible Assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Developed technology	$7,610	$-
Customer relationships	310	-
Trademark	420	-
Total intangibles	8,340	-
Less: Accumulated amortization	(178)	-
Net intangibles	$8,162	$-

9. Leases

On March 1, 2021, the Company entered into an office lease agreement (the “Globe Lease”) with Globe Building Company, under which the Company leases executive office space and manufacturing facilities of approximately 43,100 square feet of rentable space located at 710 N. Tucker Boulevard, St. Louis, Missouri that serves as the Company’s principal executive and administrative offices and manufacturing facility. Lease payments commenced on January 1, 2022, and the lease has a term of ten years, with two renewal options of five years each. The minimum annual rent under the terms of the Globe Lease ranges from approximately $0.8 million in 2022 to $1.0 million in 2031.

On July 31, 2024, the Company entered into a lease agreement (the “Talulla Lease”) with Talulla Group LLC, under which the Company will lease office space and manufacturing facilities of approximately 11,300 square feet of rentable space located at 12560 Fletcher Lane, Rogers, Minnesota that will continue to serve as the APT’s office and manufacturing facility. Lease payments commenced on August 1, 2024, and the lease has a term of four years, with two renewal options of four years each. The minimum annual rent under the terms of the Talulla Lease is approximately $0.2 million per year. In accordance with ASC 842, the Company recorded a ROU asset and lease liability in third quarter of 2024. The initial recognition of the ROU asset and lease liability was $1.0 million.

As of September 30, 2024, the weighted average discount rate for operating leases was 9.00% and the weighted average remaining lease term for operating lease term is 7.34 years.

The following table represents lease costs and other lease information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$256	$227	$710	$681
Short-term lease cost	1	4	9	13
Total net lease cost	$257	$231	$719	$694

Cash paid within operating cash flows	$286	$255	$797	$741

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2024, were as follows (in thousands):

September 30, 2024
2024	$265
2025	1,079
2026	1,097
2027	1,122
2028	1,147
2029 and thereafter	3,705
Total lease payments	8,415
Less: Interest	(2,280)
Present value of lease liabilities	$6,135

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued salaries, bonus, and benefits	$1,636	$1,222
Accrued licenses and maintenance fees	-	484
Accrued warranties	65	107
Accrued professional services	462	138
Accrued investigational sites	138	-
Deferred contract obligation	1,045	1,045
Other	85	19
Total accrued liabilities	3,431	3,015
Less: Long-term accrued liabilities	(55)	(43)
Total current accrued liabilities	$3,376	$2,972

11. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. No dividends have been declared or paid as of September 30, 2024, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $5.4 million and $5.3 million for the nine months ended September 30, 2024, and 2023. As of September 30, 2024, and 2023, the Company had approximately $31.6 million and $38.8 million, respectively, of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of September 30, 2024, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

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

At September 30, 2024, the Company had 5,370,040 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

At September 30, 2024, the total compensation cost related to options and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $3.3 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine-month period ended September 30, 2024, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2023	3,650,115	$0.74 - $9.87	$3.93
Granted	728,500	$1.99 - $3.01	$2.98
Exercised	(64,966)	$0.74 - $2.57	$1.02
Forfeited	(355,679)	$0.74 - $9.87	$3.98
Outstanding, September 30, 2024	3,957,970	$0.74 - $9.87	$3.80

A summary of the restricted stock unit activity for the nine-month period ended September 30, 2024, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2023	1,502,131	$3.94
Granted	696,945	$1.69
Vested	(652,544)	$2.91
Outstanding, September 30, 2024	1,546,532	$3.36

12. Product Warranty Provisions

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

Accrued assurance-type warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Warranty accrual, beginning of the fiscal period	$107	$163
Accrual adjustment for product warranty	(2)	547
Payments made	(40)	(603)
Warranty accrual, end of the fiscal period	$65	$107

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

In April 2021, the Company entered into a letter of credit pursuant to the Lease agreement totaling approximately $1.8 million to be delivered in four equal instalments of which the first was delivered in April 2021, the second was delivered in July 2021, the third was delivered in October 2021, and the fourth was delivered in January 2022. The amount available under this letter of credit automatically reduces by one fortieth at the end of each month during the lease term.

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

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Part II - Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31,2023, as well as various impacts related to our previously announced acquisition of Access Point Technologies EP, Inc. (“APT”). Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, results of operations, the on-going impact of the coronavirus (“COVID -19”) pandemic and our response to it or any impact of a similar pandemic, and statements relating to our recent acquisition of APT including any benefits expected from the acquisition, potential strategic implications as a result of the acquisition, and the potential for achievement of the regulatory and commercial milestones that would trigger contingent payments in the transaction. Such statements include, but are not limited to, statements preceded by, followed by, or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “can”, “could”, “may”, “would”, or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they are made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

There is substantial real-world evidence and clinical literature for Robotic Magnetic Navigation in electrophysiology. Hundreds of electrophysiologists at over one hundred hospitals globally have treated over 150,000 arrhythmia patients with our robotic technology. Clinical use of our technology has been documented in over 500 clinical publications. Robotic Magnetic Navigation is designed to enable physicians to complete more complex interventional procedures with greater success and safety by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied computer-controlled magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation. The more flexible atraumatic design of catheters driven using magnetic fields may reduce the risk of patient harm and other adverse events. Performing the procedure from a control cockpit enables physicians to complete procedures in a safe location protected from x-ray exposure, with greater ergonomics, and improved efficiency. We believe these benefits can be applicable in other endovascular indications where navigation through complex vasculature is often challenging or unsuccessful and generates significant x-ray exposure, and we are investing in research and development in these areas.

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

Corporate Developments

On July 31, 2024, the Company completed its acquisition of all the shares of capital stock of Access Point Technologies EP, Inc., a Minnesota corporation (“APT”), from APT Holding Company, Inc., a Minnesota corporation. APT, based in Rogers, Minnesota, designs, manufactures, and commercializes a portfolio of differentiated high-quality diagnostic catheters used during cardiac ablation procedures that are commercially available across key global geographies.

The transaction was concluded, pursuant to that certain Share Purchase Agreement, dated May 11, 2024. The transaction consideration included an upfront payment of 1,486,620 shares of Company common stock issued at closing, as well as additional contingent payments of Company common stock based upon the achievement of specified product revenue and regulatory approval milestones through September 30, 2029. All consideration is payable in Stereotaxis common stock.

The integration with APT provides in-house catheter development, manufacturing expertise and specialized knowledge that will further Stereotaxis’ innovation efforts in developing a broad family of interventional devices navigated by our robots within electrophysiology and across a range of endovascular procedures.

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

As a result of the acquisition, we will be managing APT’s ongoing business of manufacturing, commercializing, development and sales of APT’s catheters and related products and services. The manufacturing process of catheters is complex, highly technical, and our prior experience in this field is dated. The process can be subject to periodic worldwide supply chain disruptions, including labor shortages and inflationary pressures, and logistics delays which make it difficult for us to source parts and ship our products. We may require a higher level of overhead than currently anticipated. Our ability to successfully manage this new aspect of our business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of APT into us, but also the increased scope of the combined business with its associated increased costs and complexity. We are still integrating the businesses and implementing safeguards to minimize any negative impacts on our financial position, results of operations and cash flows post-acquisition.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 million for the nine months ended September 30, 2024, and approximately $0.1 million for the nine months ended September 30, 2023.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the nine months ended September 30, 2024, and 2023.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.1 million as of September 30, 2024, and December 31, 2023. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024, and 2023

Revenue. Revenue increased from $7.8 million for the three months ended September 30, 2023, to $9.2 million for the three months ended September 30, 2024, an increase of 18%. Revenue from the sales of systems increased to $4.4 million for the three months ended September 30, 2024, from $3.5 million for the three months ended September 30, 2023, driven by increased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service, and accessories increased to approximately $4.8 million for the three months ended September 30, 2024, from $4.3 million for the three months ended September 30, 2023, an increase of approximately 13%. The increase was primarily driven by an increase in sales of magnetically enabled devices and the two month impact of post-acquisition non-magnetic disposable device sales recorded in the current year period.

Cost of Revenue. Cost of revenue increased from $3.7 million for the three months ended September 30, 2023, to $5.1 million for the three months ended September 30, 2024, an increase of approximately 36%. As a percentage of our total revenue, overall gross margin decreased to 45% for the three months ended September 30, 2024, from 52% for the three months ended September 30, 2023, primarily due to changes in product mix. Cost of revenue for systems sold increased from $2.9 million for the three months ended September 30, 2023, to $3.7 million for the three months ended September 30, 2024, driven by increased system sales volumes in the current year period. Gross margin for systems was $0.6 million for the three months ended September 30, 2023, compared to $0.7 million for the three months ended September 30, 2024. Cost of revenue for disposables, service, and accessories increased from $0.8 million for the three months ended September 30, 2023, to $1.4 million for the three months ended September 30, 2024. Gross margin for disposables, service, and accessories was 71% for the three months ended September 30, 2024, compared to 80% for the three months ended September 30, 2023. Gross margin for disposables, service, and accessories was depressed by acquisition related accounting which required the valuation of acquired finished good inventory to fair value and by higher expenses incurred under service contracts in the current period.

Research and Development Expenses. Research and development expenses decreased from $2.7 million for the three months ended September 30, 2023, to $2.5 million for the three months ended September 30, 2024, a decrease of approximately 8%. This decrease was primarily driven by project timing in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses slightly increased from $3.1 million for the three months ended September 30, 2023, to $3.2 million for the three months ended September 30, 2024, an increase of approximately 2%. The increase was primarily driven by third party commissions generated from new acquisition related sales channels.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, general management, and the quarterly gain or loss associated with the remeasurement of the acquisition related contingent consideration. General and administrative expenses increased from $3.9 million for the three months ended September 30, 2023, to $4.8 million for the three months ended September 30, 2024, an increase of approximately 23%. The increase was primarily driven by the remeasurement of the contingent consideration.

Interest Income (Expense). Net interest income was approximately $0.3 million for the three months ended September 30, 2023, compared to $0.2 million for the three months ended September 30, 2024. The decrease was driven by lower invested balances and lower interest rates in the current year period.

Comparison of the Nine Months Ended September 30, 2024, and 2023

Revenue. Revenue decreased from $22.2 million for the nine months ended September 30, 2023, to $20.6 million for the nine months ended September 30, 2024, a decrease of approximately 7%. Revenue from the sales of systems decreased from $8.7 million for the nine months ended September 30, 2023, to $7.2 million for the nine months ended September 30, 2024, driven by decreased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service and accessories decreased to $13.3 million for the nine months ended September 30, 2024, from $13.5 million for the nine months ended September 30, 2023, a decrease of approximately 1%. The decrease was primarily driven by decreased service revenue in the current year period partially offset by higher sales of magnetically enabled disposables devices and the two months impact of post-acquisition non-magnetic disposable device sales recorded in the current year period.

Cost of Revenue. Cost of revenue decreased from $10.1 million for the nine months ended September 30, 2023, to $9.2 million for the nine months ended September 30, 2024, a decrease of approximately 9%. As a percentage of our total revenue, overall gross margin remained consistent at 55% for the nine months ended September 30, 2024, and 2023. Cost of revenue for systems sold decreased from $7.3 million for the nine months ended September 30, 2023, to $5.8 million for the nine months ended September 30, 2024, driven by decreased system sales volumes in the current year period. Gross margin for systems was $1.4 million for the nine months ended September 30, 2023, compared to $1.5 million for the nine months ended September 30, 2024. Cost of revenue for disposables, service, and accessories increased from $2.8 million for the nine months ended September 30, 2023, to $3.4 million for the nine months ended September 30, 2024, driven by acquisition related accounting which required the valuation of acquired finished good inventory to fair value and higher expenses incurred under service contracts in the current period. Gross margin for disposables, service and accessories was 79% for the nine months ended September 30, 2023, compared to 74% for the nine months ended September 30, 2024. The decrease was driven primarily by decreased service revenue in the current year period and acquisition related accounting requiring the valuation of acquired finished inventory at fair value.

Research and Development Expenses. Research and development expenses decreased from $8.1 million for the nine months ended September 30, 2023, compared to $7.0 million for the nine months ended September 30, 2024, a decrease of 14%. This decrease was primarily driven by the reversal of an accrued regulatory license fee, decreased headcount and project timing in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $9.6 million for the nine months ended September 30, 2023, to $9.5 million for the nine months ended September 30, 2024, a decrease of approximately 1%. This decrease was primarily due to lower headcount expenses partially offset by third party commissions generated from new acquisition related sales channels in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, general management, and the quarterly gain or loss associated with the remeasurement of the acquisition related contingent consideration. General and administrative expenses increased from $11.0 million for the nine months ended September 30, 2023, to $12.1 million for the nine months ended September 30, 2024, an increase of approximately 10%. This increase was primarily driven by the remeasurement of the contingent consideration, and to a lesser extent by higher administrative expenses and professional service fees in the current period.

Interest Income (Expense). Net interest income was approximately $0.8 million for the nine months ended September 30, 2023, compared to $0.6 million for the nine months ended September 30, 2024. The decrease was driven by lower invested balances and declining interest rates in the current year period.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of September 30, 2024, we had $11.0 million of cash and cash equivalents, inclusive of restricted cash. We had working capital of $8.1 million as of September 30, 2024, compared to $20.0 million as of December 31, 2023.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2024, and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flow used in operating activities	$(9,763)	$(6,700)
Cash flow provided by investing activities	76	19,765
Cash flow provided by financing activities	138	55

Net cash used in operating activities. We used approximately $9.7 million and $6.7 million of cash for operating activities during the nine months ended September 30, 2024, and 2023, respectively. The increase in cash used in operating activities was driven by changes in working capital.

Net cash provided by investing activities. We generated approximately $0.1 million and $19.8 million of cash during the nine months ended September 30, 2024, and 2023, respectively. The cash generated during the nine months ended September 30, 2024, was from the acquisition of Access Point Technologies EP, Inc. and during the nine months ended September 30, 2023, was from proceeds received from the maturity of short-term investments.

Net cash provided by financing activities. We generated approximately $0.1 million of cash from financing activities during the nine months ended September 30, 2024, and 2023. The cash generated in both periods was driven by the proceeds from issuance of stock from the exercise of options, net of issuance costs, and from our employee stock purchase program.

Capital Resources

As of September 30, 2024, the Company did not have any debt.

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

During the period ended September 30, 2024, the Company completed the acquisition of Access Point Technologies EP, Inc. As a result of the acquisition, the Company is in the process of reviewing the internal control structure of this business and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business.

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

At the closing of the acquisition of APT on July 31, 2024, we issued 1,486,620 Closing Shares to the Selling Stockholder pursuant to the Share Purchase Agreement. In addition, the Share Purchase Agreement requires us to issue additional Earnout Shares to the Selling Stockholder upon achievement of certain global and US revenue targets for APT products as well as US and Europe regulatory approvals of certain robotically-navigated catheters that APT will develop.

The Share Purchase Agreement obligated us to file a resale registration statement relating to the Upfront Stock Consideration and additional Earnout Shares. This prospectus is a part of that resale registration statement and covers the 1,486,620 Closing Shares and an estimated 4,613,380 additional Earnout Shares. However, the exact number of shares that may be issued under the Share Purchase Agreement for such milestones will be calculated based on the average of the closing per share price of Stereotaxis common stock immediately prior to the dates such revenue performance and/or regulatory milestones are achieved, up to $24 million in total value through September 30, 2029, not to exceed 19.9% of the total number of shares of the Company’s common stock issued and outstanding immediately prior to July 31, 2024 (the “Share Cap Limitation”). In addition, the vesting of the right to receive the Earnout Shares would be accelerated in the event of a change of control of Stereotaxis, based on a probability-weighted average estimate of the potential to achieve any remaining milestones, discounted to its net present value taking into account expected time when earnouts related to the milestones would become payable through September 30, 2029.

As a result, the actual number of additional Earnout Shares we may be required to issue could be materially greater or less than our estimate, depending whether and to what extent the future revenue milestones are met and/or regulatory approvals are obtained, as well as the actual average closing price of our common stock calculated pursuant to a formula near the time such milestones are achieved and/or whether a change of control occurs. If we are required to issue Earnout Shares under the Share Purchase Agreement, there could be significant additional dilution to the Company’s stockholders. Moreover, even if we are not required to issue any Earnout Shares, the potential for the issuance of such shares may negatively affect the trading price of our common stock in anticipation of such potential dilution. Sales of a substantial number of shares comprising the Closing Shares or any Earnout Shares in the public market, or the perception that such sales may occur, could adversely affect the market price of our securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

On September 1, 2024, Ms. Kimberly Peery, the Chief Financial Officer of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Peery’s Rule 10b5-1 Trading Plan, which has a term of one year, provides for the exercise and sale of up to 165,750 incentive stock options pursuant to the limit orders specified in the plan. The plan will be effective for 12 months following the 90-day cooling off period. The adopted plan replaced Ms. Peery’s prior plan which had a one year term and was adopted on September 1, 2023.

ITEM 6. EXHIBITS

Number	Description

2.1†#	Share Purchase Agreement, dated as of May 11, 2024, by and among the Company, Access Point Technologies EP, Inc. and APT Holding Company, Inc., as seller. incorporated by reference to Exhibit 2.1 of the Registrant’s 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2024.

2.2	Amendment No. 1 to Share Purchase Agreement, dated as of July 31, 2024, by and among the Company, Access Point Technologies EP, Inc. and APT Holding Company, Inc., as seller, incorporated by reference to Exhibit 2.2 of the Registrant’s 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2024.

2.3#	Form of Voting and Support Agreement (included as Exhibit B to the Securities Share Purchase Agreement filed as Exhibit 2.1), incorporated by reference to Exhibit 2.3 of the Registrant’s 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2024.

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

STEREOTAXIS, INC. (Registrant)

Date: November 14, 2024	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

Date: November 14, 2024	By:	/s/ Kimberly R. Peery
Kimberly R. Peery
Chief Financial Officer

