Form 10-K
period 2024-12-31
Stereotaxis, Inc.
filed 2025-03-14
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the consolidated financial statements of the registrant included in the filing reflect the correction of an error to previously issued consolidated financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NYSE American on June 30, 2024) was approximately $123.9 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2025, was 85,979,662.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

STEREOTAXIS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

STEREOTAXIS, INC.

PART I

ITEM 1.	BUSINESS

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. GenesisX RMN, Genesis RMN®, Niobe®, Navigant®, Synchrony, SynX, Odyssey®, Odyssey Cinema™, MAGiC ™, EMAGIN, Map-iT™, QuikCAS™, Cardiodrive®, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, and NuVizion are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

●	our business, operating, sales and marketing, and regulatory strategies;

●	our value proposition;

●	our overall liquidity and our ability to fund operations;

●	our ability to convert backlog to revenue;

●	the ability of physicians to perform certain medical procedures with our products safely, effectively and efficiently;

●	the adoption of our products by hospitals and physicians;

●	the market opportunity for our products, including expected demand for our products;

●	the timing and prospects for regulatory approval of our additional disposable interventional devices;

●	the success of our business partnerships and strategic relationships;

●	our industry generally, and overall macroeconomic conditions;

●	our estimates regarding our capital requirements;

●	our plans for hiring additional personnel; and

●	any of our other plans, objectives, expectations and intentions contained in this annual report are not historical facts.

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

Our actual results may be materially different from what we expect. We undertake no duty to update these forward-looking statements after the date of this annual report, even though our situation may change in the future. All of our forward-looking statements are qualified by these cautionary statements.

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

Our primary clinical focus has been electrophysiology, specifically cardiac ablation procedures for the treatment of arrhythmias. Cardiac ablation has become a well-accepted therapy for arrhythmias and a multi-billion-dollar medical device market with expectations for substantial long-term growth. We have shared our aspirations and a product strategy to expand the clinical focus of our technology to several additional endovascular indications including coronary, neuro, and peripheral interventions.

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

Our primary products include the Genesis RMN System, the GenesisX RMN System, the Odyssey Solution, and other related devices. Through our strategic relationships with fluoroscopy system manufacturers, providers of catheters and electrophysiology mapping systems, and other parties, we offer our customers x-ray systems and other accessory devices.

The Genesis RMN System is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. The GenesisX RMN System, the latest generation of the Genesis RMN System, is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems.

The Odyssey Solution consolidates lab information onto one large integrated display, enabling physicians to view and control all the key information in the operating room. This is designed to improve lab layout and procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution that delivers synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training. We are actively developing the next generation imaging and collaboration solutions with Synchrony and SynX.

We pursue arrangements with fluoroscopy system manufacturers to provide such systems in a bundled purchase offer for hospitals establishing robotic interventional operating rooms. An integrated x-ray system is critical for customer adoption of RMN systems, and when offered as a bundled purchase with the RMN System, it may reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

We promote our full suite of products necessary for a typical hospital implementation, subject to regulatory approvals or clearances. This implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and ongoing software updates. In hospitals where our full suite of products has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

We have received regulatory clearances and approvals necessary for us to market the Genesis RMN System in the U.S., Europe, and China, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The GenesisX RMN System, the latest generation of the Genesis RMN System, has received regulatory clearances and approvals in Europe, and we are in the process of obtaining necessary registrations in the US and other countries. The Niobe System, our prior generation robotic magnetic navigation system, the Odyssey Solution, Cardiodrive, e-Contact, and various disposable interventional devices, including the Map-iT family of devices, have received regulatory clearances and approvals in the U.S., Europe, Canada, China, Japan and various other countries. We have regulatory clearances and approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS device in the U.S., Canada, and Europe. We have obtained the CE marking for us to market the Stereotaxis MAGiC catheter in Europe and are pursuing regulatory approvals in the U.S. and various other global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

Not all products have and/or require regulatory clearance in all the markets we serve. Please refer to “Regulatory Approval” in Item 1 for a description of the regulatory clearance, licensing, and/or approvals we currently have or are pursuing.

As of December 31, 2024, we had approximately $15.2 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. Of the December 31, 2024 backlog, we expect approximately 70% to be recognized as revenue over the course of 2025. We had backlog of approximately $14.7 million as of December 31, 2023. There can be no assurance that we will recognize such revenue in any period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, because of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation system can vary significantly from one reporting period to the next.

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility with our robotic magnetic navigation system, integrated x-ray systems, digital imaging and 3D catheter location sensing technology, and compatible disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible systems and devices and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

On July 31, 2024, the Company completed its acquisition of all the shares of capital stock of Access Point Technologies EP, Inc., a Minnesota corporation (“APT”), from APT Holding Company, Inc., a Minnesota corporation. APT, based in Rogers, Minnesota, designs, manufactures, and commercializes a portfolio of differentiated high-quality diagnostic catheters, branded as Map-iT catheters, used during cardiac ablation procedures that are commercially available across key global geographies.

The integration with APT provides in-house catheter development, manufacturing expertise and specialized knowledge that will further Stereotaxis’ innovation efforts in developing a broad family of interventional devices navigated by our robots within electrophysiology and across a range of endovascular procedures.

We were incorporated in Delaware in June of 1990 as Stereotaxis, Inc. Our principal executive offices are located at 710 North Tucker Boulevard, Suite 110, St. Louis, Missouri 63101, and our telephone number is (314) 678-6100.

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

We believe that our technology can:

●	Improve patient outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices can lead to sub-optimal results in many procedures. Conversely, the precise control of multiple complex diagnostic and therapeutic devices by a single physician can lead to better outcomes for the patient. Precise instrument control is necessary for treating a number of cardiac and other endovascular conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. Maintaining this precision and contact can be very challenging, especially in the most complex procedures. For endovascular navigation, precise and safe navigation through complex vasculature may also have a significant impact on procedure outcomes, efficiency, and cost. We believe our robotic technology can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by affecting more precise and safe treatments once these sites are reached.

●	Expand the market by enabling minimally invasive endovascular intervention. Treatment of a number of major diseases, including ventricular tachycardia, atrial fibrillation, congenital heart diseases, stroke, peripheral vascular disease, and coronary vascular disease, is highly challenging using conventional wire and/or catheter-based techniques. These patients may therefore be referred to more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases endovascularly. Because our robotic technology provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult diseases to be treated endovascularly on a much broader scale than today.

●	Enhance patient and physician safety. The clinical value of our technology has been demonstrated in over 500 publications and in the real-world experience of more than 150,000 procedures. The clinical literature as well as other available data suggests meaningful reductions in major complications and patient exposure to radiation during procedures utilizing our robotic technology. This may be driven by the softer a-traumatic design of an interventional device navigated using magnetic fields. These safety benefits to patients are complemented by improved occupational safety for the physicians and nursing staff who are performing the procedures. Healthcare professionals face significant orthopedic and radiation exposure risks. Studies have documented that 49% of interventional cardiologists suffer orthopedic injury and 85% of brain tumors in these physicians present on the left side of the brain which is the side typically exposed to radiation when performing a manual procedure. Our robotic technology improves physician safety and reduces physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

●	Improve clinical workflow and information management. Complex ablation procedures involve several sources of information, which conventionally require a physician to mentally integrate and process large quantities of information from different sources in real time, often from separate user interfaces. Sources of information include real time x-ray and/or ultrasound images, real time location sensing systems providing the 3-D location of a catheter tip, pre-operative map of the electrical activity of the heart, real time recording of electrical activity of the heart, and temperature feedback from an ablation catheter. The Odyssey Solution improves clinical workflow and information management efficiency by integrating and synchronizing the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse and keyboard control.

●	Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Conventional interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that our robotic technology can reduce procedure times compared to manual procedures, especially in the most complex procedures such as the treatment of ventricular tachycardia. We believe the robotic magnetic navigation system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from robotics can result from decreased use of multiple catheters, high-end deflectable sheaths, and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

●	Expand the population of physicians who can effectively perform complex endovascular procedures. Training required for physicians to safely and effectively carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of physicians who are skilled in performing more complex procedures. We believe that our robotic technology can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventional physicians, with more standardized outcomes. In addition, interventional physicians can learn to use robotic systems in a relatively short period of time. The robotic magnetic navigation system can also be programmed to carry out sequences of complex navigation automatically further enhancing ease of use. We believe the Odyssey Solution can allow advanced training online thereby accelerating learning.

●	Help hospitals recruit physicians and attract patients. Due to the clinical benefits of our products, we believe hospitals will realize significant operational benefits when recruiting physicians to work in a safer procedure environment, while attracting patients who desire to have safer procedures that lead to better long-term outcomes.

PRODUCTS

Robotic Magnetic Navigation

Our proprietary robotic magnetic navigation systems (“RMN”) include the GenesisX RMN, Genesis RMN and the prior generation Niobe Systems. These systems are designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters and guidewires through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter or guidewire, resulting in improved navigation, efficient procedures and reduced x-ray exposure. Our systems provide physicians with precise remote digital instrument control in combination with sophisticated image integration. It can be operated either from an adjacent room and outside the x-ray fluoroscopy field or beside the patient table, as in traditional interventional procedures. Our RMN system allows the operator to navigate disposable interventional devices to the treatment site through complex paths in the blood vessels and chambers of the heart to deliver treatment by using computer controlled, externally applied magnetic fields to directly govern the motion of the working tip of these devices, each of which has a magnetically sensitive tip that predictably responds to magnetic fields generated by our system. Because the working tip of the disposable interventional device is directly controlled by these external magnetic fields, the physician has the same degree of control regardless of the number or type of turns, or the distance traveled by the working tip to arrive at its position in the blood vessels or chambers of the heart. This results in highly precise digital control of the working tip of the disposable interventional device while still giving the physician the option to manually advance the device.

Through our arrangements with manufacturers and providers of fluoroscopy systems, catheters, and electrophysiology mapping systems, we provide compatibility between the robotic magnetic navigation system and the visualization and information systems used during electrophysiology and endovascular procedures to provide the physician with a comprehensive information and instrument control system. In addition, we have integrated the robotic magnetic navigation system with 3D catheter location sensing technology to provide accurate real-time information as to the 3D location of the working tip of the instrument.

Our robotic magnetic navigation systems utilize two permanent magnets mounted on articulating and pivoting arms with one magnet on either side of the patient table. These magnets generate magnetic navigation fields that steer and deflect the magnetic interventional devices in the patient anatomy. These magnetic fields are significantly less than the strength of fields typically generated by MRI equipment. The robotic magnetic navigation system is indicated for use in cardiac, peripheral and neurovascular applications. The robotic magnetic navigation system is used in conjunction with the Cardiodrive Automated Catheter Advancement System (“Cardiodrive”) and the QuikCAS automated catheter advancement single-use disposable device, which together are used to remotely advance and retract a catheter while the robotic magnetic navigation system magnets steer the working tip of the device.

Odyssey® Solution

The Odyssey Solution offers a fully integrated, real-time information solution to manage, control, record and share procedures across networks or around the world. We believe that the Odyssey Solution enhances the physician workflow in interventional labs through a consolidated user interface of multiple systems on a single display to enable greater focus on the case and improve the efficiency of the lab. Using a single mouse and keyboard, the Odyssey Solution allows the user to command multiple systems in the lab from a single point of control. In addition, the Odyssey Solution acquires a real-time, remote view of the lab, capturing synchronized procedure data for review of important events during cases. The Odyssey Solution enables physicians to access recorded cases and create snapshots following procedures for enhanced clinical reporting, auditing and presentation. The Odyssey Solution enables physicians to establish a comprehensive master archive of procedures performed in the lab providing an excellent tool for training new staff on the standard practices. The Odyssey Solution further enables procedures to be observed remotely around the world with high-speed Internet access over a hospital VPN, even wirelessly using a standard laptop or Windows tablet computer.

X-ray systems

We pursue arrangements with fluoroscopy system manufacturers to provide such systems in a bundled purchase offer for hospitals establishing robotic interventional operating rooms. An integrated x-ray system is critical for customer adoption of RMN systems, and when offered as a bundled purchase offer with the RMN System, may reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

Disposables and Other Accessories

Our robotic magnetic navigation systems are designed to use a toolkit of associated disposable interventional devices. Within this toolkit, we manufacture and distribute the QuikCAS, the iCONNECT, and the V-CAS devices.

We also market and distribute other disposable and related devices that can be used with our robotic magnetic navigation systems and in traditional, manual procedures.

On July 31, 2024, the Company completed its acquisition of Access Point Technologies EP, Inc, based in Rogers, Minnesota providing us with the Map-iT portfolio of devices. These devices include differentiated high-quality diagnostic catheters used in traditional cardiac ablation procedures and are commercially available across key global geographies. The acquisition also provides us with the basis to develop additional magnetically enabled devices which can be used with our RMN systems.

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

With partners, we jointly developed electrophysiology mapping and ablation catheters that are navigable with our robotic magnetic navigation system. We believe that these products provide physicians with the elements required for effective complex electrophysiology procedure, accurate information as to the location of the catheter in the body and precise control over the working tip of the catheter.

Additionally, we have developed the MAGiC catheter, a robotically-navigated magnetic ablation catheter designed to perform cardiac ablation procedures. We have obtained the CE marking for us to market the MAGiC catheter in Europe and are pursuing regulatory approvals for the MAGiC catheter in the U.S. and various other global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

The maintenance of strategic relationships with compatible devices, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible systems and devices and/or equivalent alternatives. We cannot provide any assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

Other Recurring Revenue

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, other post warranty maintenance, and the implied obligation to provide software enhancements if available for a specified period, typically one year following installation of our systems. Revenue from product maintenance plans and software enhancements, service-type warranties, and the implied obligation to provide software enhancements are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed.

Regulatory Approval

We have received regulatory clearance, licensing and/or approvals necessary for us to market the Genesis System with Cardiodrive, iCONNECT, Navigant, Odyssey and QuikCAS in the U.S., Europe, and China, and we are in the process of pursuing registrations for extending our markets in other countries.

The GenesisX RMN System, the latest generation of the Genesis RMN System has received regulatory clearance in Europe, and we are in the process of obtaining necessary approvals in the US and other countries,

We have received regulatory clearance, licensing and/or approvals necessary for us to market the Niobe System with Cardiodrive, e-Contact, Navigant, Odyssey, QuikCAS in the U.S., Canada, China, Japan, and various other countries.

We have received regulatory clearance, licensing and/or approvals necessary for us to market the Vdrive and Vdrive Duo Systems with the V-CAS in the U.S., Europe, and Canada.

The Stereotaxis MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, has obtained the CE marking in Europe, and we are in the process of obtaining necessary approvals in the U.S. and other countries.

We ae currently seeking FDA clearances for other devices including the MAGiC Sweep™ catheter, the first high-density EP mapping catheter developed to be robotically navigated using Stereotaxis’ Robotic Magnetic Navigation system, and the EMAGIN 5F catheter guide designed to robotically navigate tortuous venous and arterial vasculature.

FINANCIAL INFORMATION ABOUT CUSTOMERS

No single customer accounted for more than 10% of total revenue for the years ended December 31, 2024 and 2023. No single country, other than the U.S., accounted for more than 10% of total revenue for the years ended December 31, 2024, and 2023.

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

We believe more than 7,000 interventional labs around the world are currently conducting over one and a half million cardiac ablation procedures annually. The market has grown rapidly over the last decade with annualized procedure growth of approximately 10%.

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

We believe that our RMN can address the current challenges in electrophysiology by permitting the physician to remotely navigate disposable interventional devices from a control room outside the x-ray field. Additionally, we believe that our RMN allows for more predictable and efficient navigation of these devices to the treatment site and enables catheter contact to be consistently maintained to efficiently apply energy on the wall of the beating heart. We also believe that our RMN will significantly lower the skill barriers required for physicians to perform complex electrophysiology procedures and, additionally, improve interventional lab efficiency and reduce disposable interventional device utilization.

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

STRATEGIC RELATIONSHIPS

We have arrangements with technology leaders in the global interventional market, including manufacturers of fluoroscopy systems, ablation catheters, and electrophysiology mapping systems, that we believe are critical for us in commercializing our robotic magnetic navigation systems. These arrangements are important to us as they provide for the integration of our system with digital imaging and 3D catheter location sensing technology, as well as catheters compatible with our system.

With partners, we jointly developed electrophysiology mapping and ablation catheters that are navigable with our robotic magnetic navigation system. We believe that these products provide physicians with the elements required for effective complex electrophysiology procedures: accurate information as to the location of the catheter in the body and precise control over the working tip of the catheter.

The majority of existing co-developed catheters are manufactured and distributed by Biosense Webster, and both of the parties contributed to the resources required for their development. The development agreement, which expired in December of 2022, provides for a continuation of supply by Biosense Webster of the co-developed catheters to us or our customers for three years following the termination. Continued supply beyond that date remains of significant importance for customers of our technology and our commercialization efforts, and there is no guarantee that such supply will continue beyond the dates provided for in the agreement.

Additionally, we have developed the MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform cardiac ablation procedures. Stereotaxis has obtained the CE marking to market the MAGiC catheter in Europe and is pursuing regulatory approval in the U.S. and various other global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

The maintenance of strategic relationships with compatible devices, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible systems and devices and/or equivalent alternatives. We cannot provide any assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

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

CUSTOMER SERVICE AND SUPPORT

We provide worldwide maintenance and support services to our customers’ products directly or with the assistance of outsourced product and service representatives. By utilizing these relationships, we provide direct, on-site technical support activities, including call center, customer support engineers and service parts logistics and delivery. In certain situations, we use these third parties as a single point of contact for the customer, allowing us to focus on providing installation, training and back-up technical support.

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

MANUFACTURING

Robotic Magnetic Navigation Systems and Odyssey Solution

Our manufacturing strategy for our Robotic Magnetic Navigation Systems and Odyssey Solution is to sub-contract many of the manufacture of major subassemblies of our systems to maximize manufacturing flexibility and lower fixed costs. We maintain quality control for all our systems by completing final system assembly and inspection in-house.

We purchase both custom and off-the-shelf components from many suppliers and subject them to quality specifications and processes. Some of the components necessary for the assembly of our products are currently provided to us by sole-sourced suppliers (the only recognized supply source available to us) or single-sourced suppliers (the only approved supply source for us among other sources). We purchase most of our components and major assemblies through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of finished goods.

Disposable Interventional Devices

Our historical manufacturing strategy for disposable interventional devices was to outsource their manufacture through subcontracting and to expand partnerships for other interventional devices. We work closely with our contract manufacturers and have strong relationships with component suppliers. We have entered into manufacturing agreements to provide high volume capability for devices other than catheters. With the July of 2024 acquisition of APT, we have the ability to manufacture disposable interventional devices at our Rogers, Minnesota location as a complement to our primarily outsourced model.

Software

The software components of the robotic magnetic navigation system and Odyssey Solution, including control and application software, are developed both internally and with integrated modules we purchase or license. We perform final testing of software products in-house prior to their commercial release.

General

Our manufacturing facility operates under processes that meet the FDA’s requirements under the Quality System Regulation (QSR). Our ISO registrar and European notified British Standard Institution (BSI) has audited our facility annually since 2001 and found the facility to comply with relevant requirements. The most recent ISO 13485 and MDSAP Certificate of Registration were issued in 2022 and are valid through September 2025.

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

REIMBURSEMENT

We believe that substantially all of the procedures, whether commercial or in clinical trials, conducted in the U.S. with the robotic magnetic navigation systems have been reimbursed to date. We expect that third-party payors will reimburse, under existing billing codes, procedures in which compatible ablation catheters are used. We expect healthcare facilities in the U.S. to bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurers, for services performed with our products. We believe that procedures performed using our products, or targeted for use by products that do not yet have regulatory clearance or approval, are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes to be compensated for performing medically necessary procedures using our products on insured patients. We cannot guarantee that reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures using the robotic magnetic navigation system.

In countries outside the United States, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, private insurance systems may also offer payments for some therapies. Additionally, health maintenance organizations are emerging in certain European countries. In Europe, we believe that substantially all of the procedures, whether in commercial settings or clinical trials, conducted with the robotic magnetic navigation systems have been reimbursed to date. In other foreign countries, we may need to seek international reimbursement approvals, and we do not know if these required approvals will be obtained in a timely manner or at all.

See “Item 1A—Risk Factors” for a discussion of various risks associated with reimbursement from third-party payors.

INTELLECTUAL PROPERTY

The proprietary nature of, and protection for, our products, processes and know-how are important to our business. We seek patent protection in the United States and internationally for our systems and other technology where available and when appropriate.

We have an extensive patent portfolio that we believe protects the fundamental scope of our technology and systems, including our robotic magnetic technology, navigational methods, mapping system and procedural workflows, 3D integration technology, and disposable interventional devices. As of December 31, 2024, we had 44 issued U.S. patents and 2 pending U.S. patent application. In addition, we had 7 issued foreign patents and 5 pending foreign patent applications. The key patents that protect our technology and systems extend until 2028 and beyond.

We also have a number of invention disclosures under consideration and several applications that are being prepared for filing. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted in the future will provide us with protection.

We believe it would be difficult and costly to reverse engineer our robotic magnetic navigation system, which contains numerous complex algorithms that control our disposable devices inside the magnetic fields generated by the robotic magnetic navigation system. We further believe that our patent portfolio is broad enough in scope to enable us to obtain legal relief if any entity not licensed by us attempted to market disposable devices in the U.S. that can be navigated by the robotic magnetic navigation system. We can also utilize security keys, such as embedded smart chips or associated software that could allow our system to recognize specific disposable interventional devices to prevent unauthorized use of our system.

We have also developed substantial expertise in magnet design, magnet physics and magnetic instrument control in connection with the development of the robotic magnetic navigation system, which we maintain as trade secrets. This expertise centers around our proprietary magnet design, which is a critical aspect of our ability to design, manufacture and install a cost-effective magnetic navigation system that is small enough to be installed in a standard interventional lab. Our Odyssey Solution contains numerous complex algorithms and proprietary software and hardware configurations, and requires substantial knowledge to design and assemble, which we maintain as trade secrets. This proprietary software and hardware, some of which is owned by Stereotaxis, and some of which is licensed to Stereotaxis, is a material aspect of the ability to design, manufacture and install cost-effective and efficient information integration, storage and delivery platform.

In addition, we seek to protect our proprietary information by entering confidentiality, assignment of inventions or license agreements with our employees, consultants, contractors, advisers and other third parties. However, we believe that these measures afford only limited protection.

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

We have recently obtained the CE marking for us to market the Stereotaxis MAGiC catheter, robotically-navigated magnetic ablation catheter, in Europe and are pursuing regulatory approval in the U.S. and various other global geographies. We are aware of two other companies that also produce and sell magnetically enabled catheters.

We face direct competition in certain products in our Odyssey Solution. These competitors include established imaging companies as well as dedicated solution providers. We expect to continue to face competitive pressure in this market in the future, based on the rapid pace of advancements with this technology.

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

GOVERNMENT REGULATION

Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. The FDA regulates the development, testing, manufacturing, labeling, storage, recordkeeping, promotion, marketing, distribution and service of medical devices in the U.S. to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the U.S. to international markets and the importation of medical devices manufactured abroad.

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

U.S. Food and Drug Administration

Unless an exemption applies, each medical device we wish to commercially market in the United States will require 510(k) clearance, de novo approval, or pre-market approval (PMA) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device, known as 510(k) clearance. Some low-risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, or life-supporting, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring pre-market approval, or PMA. Most of our current products are Class II devices requiring 510(k) clearances. Biosense Webster’s compatible catheters used with our magnetic navigation system, as well as the MAGiC catheter, are Class III therapeutic devices and are subject to the PMA process.

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

When a 510(k) clearance is required, we must submit a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device, de novo approved device, or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of pre-market approval applications. To establish substantial equivalence, the applicant must show that the new device has the same intended use as the predicate device, and it either has the same technological characteristics or has been shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device. The FDA may require further information, including clinical trial results or product test data, to make a determination regarding substantial equivalence. The FDA’s 510(k) clearance process usually takes from (4) four to (12) twelve months but can take longer.

If a device is not eligible for the 510(k) clearance process, but the product is low or moderate risk, we may be able to obtain de novo review. The de novo process allows FDA to classify a low- to moderate-risk device not previously classified into Class I or II. If the device is not eligible for either the 510(k) or de novo processes, a PMA must be submitted to the FDA. A PMA must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing and labeling to demonstrate reasonable evidence of the device’s safety and efficacy to the FDA’s satisfaction. The PMA process is much more costly, lengthy and uncertain than the 510(k) clearance process, and it generally takes from one to three years, but can take longer. We cannot be sure that the FDA will ever grant 510(k) clearance, de novo approval or pre-market approval for any product we propose to market in the United States.

After a device receives 510(k) clearance or de novo approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new clearance. Modification to a PMA approved device or its labeling may require either a new PMA or PMA supplement approval, which could be a costly and lengthy process.

After a device is placed on the market, numerous regulatory requirements apply. These include, for example:

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

The primary regulatory environment in Europe is that of the European Union (EU), which encompasses most of the major countries in Europe. The EU, along with other member countries of the European Economic Area, or EEA, requires that manufacturers of medical products obtain the right to affix the CE Mark to their products before selling them in member countries of the EEA. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable directives. To obtain the right to affix the CE Mark to products, a manufacturer must obtain certification that its processes meet certain quality standards. Compliance with the Medical Device Regulation (MDR), as certified by a recognized European Notified Body, permits the medical device manufacturer to affix the CE Mark on its products and commercially distribute those products throughout the EEA. We are subject to annual surveillance audits and periodic re-certification audits to maintain our CE Mark permissions. The MDR establishes a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Regulations are directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU. The MDR became effective on May 26, 2021.

We are subject to additional regulations in other foreign countries, including, but not limited to Canada, Taiwan, China, Japan, Korea, and Russia, to sell our products. We intend that either we or our distributors will receive any necessary approvals or clearance prior to marketing our products in these international markets.

Please refer to “Regulatory Approval” in Item 1 of this annual report for a description of the regulatory clearance, licensing and/or approvals we currently have or are pursuing.

Anti-Kickback and False Claims Laws

We are subject to various federal and state laws relating to healthcare fraud and abuse, including anti-kickback and false claims laws. The U.S. federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments, and providing anything of value at less than fair market value. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. In the past several years, several healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.

Many states have adopted laws similar to the federal healthcare program Anti-Kickback Statute and the federal false claims laws. Some of these state prohibitions apply to healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

Transparency Laws

Under the Physician Payments Sunshine Act, or the Sunshine Act, which was enacted by Congress as part of the Patient Protection and Affordable Care Act, we are required to track and report to the federal government on an annual basis, subject to certain exceptions, all payments and other transfers of value to U.S. physicians and teaching hospitals, as well as ownership interests held by physicians. Such data is made available by the government on a publicly searchable website. In addition, we are subject to similar state laws related to the tracking and reporting of certain payments and other transfers of value to healthcare professionals.

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

As a result of any amendment or change to the foregoing, it may be necessary to modify our operations and procedures to comply with the more stringent state and foreign laws, which may entail significant and costly changes for us.

Certificate of Need Laws

Several states in the U.S., require a certificate of need or similar regulatory approval prior to a hospital’s acquisition of high-cost capital items or various types of advanced medical equipment, such as our robotic magnetic navigation system. Many of the states in which we sell robotic magnetic navigation systems have laws that require institutions located in those states to obtain a certificate of need in connection with the purchase of our system, and some of our purchase orders are conditioned upon our customer’s receipt of necessary certificate of need approval.

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

Human Capital

Given the highly competitive nature of the medical device industry, the future success of our company depends on our ability to attract, retain, and further develop top talent. We value the skills of our employees and the contributions they make in helping us achieve our mission to discover, develop and deliver robotic systems, instruments, and information solutions for the interventional laboratory. We are committed to attracting, developing, and retaining the best talent.

Our global leadership represents a broad range of backgrounds and brings a wide array of perspectives and experiences that have helped us achieve our leadership in innovative robotic technologies designed to enhance the treatment of arrhythmias and to perform endovascular procedures.

As of December 31, 2024, our employees were based in 11 different countries around the world, including the U.S. Our global workforce consists of highly skilled talent and experience at all levels. We strongly believe that all employees should have a work environment free from discrimination, harassment, bias and prejudice. We strive to foster a culture where mutual respect and dignity are core to our individual expectations.

As of December 31, 2024, we had 139 employees, 41 of whom were engaged directly in research and development, 51 in sales and marketing activities, 28 in manufacturing and service, and 19 in general administrative activities including finance, information systems, legal and general management. A significant majority of our employees are not covered by a collective bargaining agreement, and we consider our relationship with our employees to be positive. We also engage the services of independent contractors and consultants as needed for special or temporary projects or specific expertise.

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

We continue to evolve our programs to respond to the best interest of our workforce, as well as the communities in which we operate, in compliance with government regulations. We manage overall safety with guidance based on regional, country, and local regulations and best practices.

Compensation and Benefits

We strive to provide our employees with what we believe is a competitive and comprehensive total rewards package of compensation, benefits and services. In addition to base compensation, these packages, which vary by country and region, can include annual bonuses, sales commissions, 401(k) and/or pension plans, healthcare and insurance benefits for employees and family members, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules. In addition, we offer employees the benefit of equity ownership in the company through stock option grants and/or restricted stock units. Eligible employees can participate in an employee stock purchase plan, which offers the opportunity to purchase our common stock at a discount of 5%.

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

RISK FACTORS SUMMARY

Risks Related to Our Business and Business Operations

●	We may not generate cash from operations or be able to raise the necessary capital to continue operations.
●	Macroeconomic and geopolitical factors, as well as pandemics, epidemics or outbreaks of infectious disease could have an adverse effect our supply chain, our hospital customer buying patterns, and our ability to raise capital and could otherwise disrupt our normal business operations.
●	We may not be able to fund our business operations in the same manner as we have done historically if we do not improve the operating performance of the Company or raise additional capital.
●	Hospital decision-makers may not purchase our robotic magnetic navigation systems or related products or may think that such systems and products are too expensive.
●	If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.

●	We will likely experience long and variable sales and installation cycles, which could result in substantial fluctuations in our quarterly results of operations.
●	Physicians may not use our products if they do not believe they are safe, efficient and effective.
●	Our collaborations with fluoroscopy system manufacturers and providers of catheters and electrophysiology mapping systems or other parties may fail, or we may not be able to enter additional collaborations in the future.
●	The complexity associated with selling, marketing, and distributing products could impair our ability to increase revenue.
●	Our marketing strategy is dependent on collaboration with physician “thought leaders.”
●	Physicians may not commit enough time to sufficiently learn our system.
●	Customers may choose to purchase competing products and not ours.
●	If the magnetic fields generated by our system are not compatible with, or interfere with, other widely used equipment in the interventional labs, sales of our products would be negatively affected.
●	The use of our products could result in product liability claims that could be expensive, divert management’s attention, and harm our reputation and business.
●	We have incurred substantial losses in the past and may not be profitable in the future.
●	Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.
●	Risks associated with international manufacturing and trade could negatively impact the availability and cost of our products because materials used to manufacture our magnets, one of our key system components, are sourced from overseas.
●	We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.
●	Our growth may place a significant strain on our resources, and if we fail to manage our growth, our ability to develop, market, and sell our products will be harmed.

Risks Related to our Recently Completed Acquisition of APT

●	We may be unable to successfully integrate APT into our business and may fail to realize any or all of the anticipated benefits of the acquisition, or those benefits may take longer to realize than expected.
●	Our future results may be adversely impacted if we do not effectively manage APT’s catheter manufacturing business following the completion of the acquisition.
●	The issuance of the Earnout Consideration will result in dilution to our stockholders and may adversely affect us, including the market price of our securities.
●	Under certain circumstances, we may take certain actions to achieve the milestones under the Purchase Agreement that we would not have undertaken if we had not completed the acquisition, which may have an adverse effect on the historical business of Stereotaxis.

Risks Relating to Technology and Intellectual Property Matters

●	The rate of technological innovation of our products might not keep pace with the rest of the market.
●	Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.
●	We may be unable to protect our technology from use by third parties.
●	Third parties may assert that we are infringing their intellectual property rights.
●	Expensive intellectual property litigation is frequent in the medical device industry.
●	We may not be able to maintain all the licenses or rights from third parties necessary for the development, manufacture, or marketing of new and existing products.
●	Our products and related technologies can be applied in different medical applications, and we may fail to focus on the most profitable areas.
●	We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.
●	Software errors or other defects may be discovered in our products.

Risks Relating to Regulatory and Legal Matters

●	If we or the parties in our strategic collaborations fail to obtain or maintain necessary FDA clearances or approvals for our medical device products, or if such clearances or approvals are delayed, we will be unable to continue to commercially distribute and market our products.
●	If our strategic collaborations elect not to or we fail to obtain regulatory approvals in other countries for products under development, we will not be able to commercialize these products in those countries.
●	We may fail to comply with continuing regulatory requirements of the FDA and other authorities and become subject to enforcement action, which may include substantial penalties.
●	Our suppliers, subcontractors, or we may fail to comply with the FDA quality system regulation or other quality standards.

●	If we fail to comply with health care regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
●	Healthcare policy changes, including the potential repeal or amendment of any existing legislation, may have a material adverse effect on us.
●	The application of state certificate of need regulations and compliance by our customers with federal and state licensing or other international requirements could substantially limit our ability to sell our products and grow our business.
●	Hospitals or physicians may be unable to obtain reimbursement from third-party payors for procedures using our products, or reimbursement for procedures may be insufficient to recoup the costs of purchasing our products.
●	Our costs could substantially increase if we receive a significant number of warranty claims or have other significant, uninsured liabilities.

Risks Related to Our Common Stock

●	Our principal stockholders continue to own a large percentage of our voting stock, and they could substantially influence matters requiring stockholder approval.
●	Future issuances of our securities could dilute current stockholders’ ownership.
●	We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
●	Our certificate of incorporation and bylaws, Delaware law, and one of our collaboration agreements contain provisions that could discourage a takeover.
●	Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
●	Our future operating results may be below securities analysts’ or investors’ expectations, which could cause our stock price to decline.
●	We expect that the price of our common stock could fluctuate substantially, possibly resulting in class action securities litigation.
●	If we fail to continue to meet all applicable NYSE American Market requirements and the NYSE American determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, which would impair the value of your investment and ultimately harm our business by limiting our access to equity markets for capital raising.

Risks Related to the February 2021 CEO Performance Stock Unit Grant

●	We will incur significant additional stock-based compensation expense over the term of the CEO Performance Award regardless of whether any of the milestones are achieved.
●	Our stockholders may experience substantial dilution upon payout of shares under the CEO Performance Award.
●	Certain provisions in the PSU Agreement may discourage a change in control of the Company even if such a transaction would otherwise be beneficial to our stockholders.
●	We are highly dependent on the services of Mr. Fischel, and our compensation package, including the CEO Performance Award, may fail to retain him.

Summary of General Risk Factors

●	General economic conditions could materially adversely impact us.
●	We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
●	We may lose key personnel or fail to attract and retain replacement or additional personnel.
●	We face currency and other risks associated with international operations.

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

Macroeconomic and geopolitical factors, as well as pandemics, epidemics or outbreaks of infectious disease could have an adverse effect our supply chain, our hospital customers buying patterns, and our ability to raise capital and could otherwise disrupt our normal business operations.

Future results of operations could be materially adversely impacted by macroeconomic and geopolitical factors. The Company continues to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, tariffs and other trade regulations that are or may be imposed, and logistics delays which make it difficult for us to source parts and ship our products. We have generally been able to conduct normal business activities albeit in a more deliberate manner than prior to the pandemic, including taking action to increase inventory levels and engaging in discussions with our vendors on contractual obligations, but we cannot guarantee that they will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions and supply chain constraints could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. We may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

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

Any disruption to the capital markets could negatively impact our ability to raise capital. If the capital markets are disrupted for an extended period and we need to raise additional capital, such capital may not be available on acceptable terms, or at all. Disruptions to the capital markets and other financing sources could also negatively impact our hospital customers’ ability to raise capital or otherwise obtain financing to fund their operations and capital projects. Such could result in delayed spending on current projects, a longer sales cycle for new projects where a large capital commitment is required, and decreased demand for our disposable products as well as an increased risk of customer defaults or delays in payments for our system installations, service contracts and disposable products.

Pandemics may negatively affect demand for both our systems and our disposable products in the future. For example, during the COVID-19 pandemic, we had negative demand for our products, and generally experienced other business disruptions, such as travel restrictions on us and our third-party distributors. All of this negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services, and that may occur again in the future if we experience another pandemic or a significant resurgence of COVID-19. We also experienced reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) re-prioritized the treatment of patients and diverted resources away from non-pandemic related areas, leading to the performance of fewer procedures in which our disposable products are used. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition. While we cannot reliably anticipate whether there will be new or periodic resurgences of pandemic-related issues, or the impact or the severity of any such pandemics or resurgences, we believe that any such instances could cause periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The impact has varied widely over time by individual geography.

We may not be able to fund our business operations in the same manner as we have done historically if we do not improve the operating performance of the Company or raise additional capital.

The Company has sustained operating losses throughout its corporate history and expects that its 2024 operating expenses will exceed its 2024 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of our robotic magnetic navigation system as well as new placements of capital systems. The Company’s plans for improving the liquidity conditions primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through debt or equity financing.

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

To achieve and grow sales, hospitals must purchase our products and, in particular, our robotic magnetic navigation systems. The robotic magnetic navigation system is a novel device, and hospitals and physicians are traditionally cautious in adopting new products and treatment practices. In addition, hospitals may delay their purchase or installation decision for the robotic magnetic navigation system based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the robotic magnetic navigation system is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. Although priced significantly below a robotic magnetic navigation system, the Odyssey Solution is still an expensive product. While we have partnered with fluoroscopy manufacturers to reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice, this strategy may not be successful. If hospitals do not widely adopt our systems or partnered products or if they decide that our systems are too expensive, we may never become profitable. Any failure to sell as many systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, liquidity position, and cash flow.

If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.

Our backlog, which consists of purchase orders and other commitments, is considered by some investors to be a significant indicator of future performance. Consequently, negative changes to this backlog or its failure to grow commensurate with expectations could negatively impact our future operating results or our share price. Our backlog includes those outstanding purchase orders and other commitments that management believes will result in recognition of revenue upon delivery or installation of our systems or other products. We cannot assure you that we will recognize revenue in any period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. In addition, these orders and commitments may be revised, modified or cancelled, either by their express terms, as a result of negotiations or by project changes or delays. System installation is, by its nature, subject to the interventional lab construction or renovation process which comprises multiple stages, all of which are outside of our control. Although the actual installation of our robotic magnetic navigation system requires only a few weeks and can be accomplished by either our staff or by subcontractors, successful installation of our system can be subjected to delays related to the overall construction or renovation process. If we experience any failures or delays in completing the installation of these systems, our reputation would suffer and we may not be able to sell additional systems. We have experienced situations in which our purchase orders and other commitments did not result in recognizing revenue. In addition to construction delays, there are risks that an institution will attempt to cancel a purchase order as a result of subsequent project review by the institution or the departure from the institution of physicians or physician groups who have expressed an interest in purchasing our products.

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

We anticipate that our robotic magnetic navigation system will continue to have a lengthy sales cycle because it consists of a relatively expensive piece of capital equipment, the purchase of which requires the approval of senior management at hospitals, inclusion in the hospitals’ interventional lab budget process for capital expenditures, and, in some instances, a certificate of need from the state or other regulatory approval. In addition, historically most of our products have been delivered less than one year after receipt of a purchase order from a hospital, with the timing being dependent on the construction cycle for the new or replacement interventional suite in which the equipment will be installed. In some cases, this time frame has been extended further because the interventional suite construction is part of a larger construction project at the customer site (typically the construction of a new building), which may occur with our existing and future purchase orders. We cannot assure you that the time from purchase order to delivery for systems to be delivered in the future will be consistent with our historical experience. Moreover, as noted above, the global macroeconomic and geopolitical factors have caused, and may continue to cause, our customers to delay construction or significant capital purchases, which could further lengthen our sales cycle. This may contribute to substantial fluctuations in our quarterly operating results. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

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

Our product commercialization plans could be disrupted, leading to lower than expected revenue and a material and adverse impact on our results of operations and cash flow, if:

●	we fail to or are unable to maintain adequate compatibility of our products with the most prevalent imaging products or disposable interventional devices expected by our customers for their clinical practice;
●	any of our collaboration partners delays or fails in the integration of its technology or new products with our robotic magnetic navigation system;
●	any of our collaboration partners fails to develop, commercialize or support compatible products in a timely manner;
●	any of our collaboration partners fails to maintain required regulatory approvals for their own products and such failure impacts our ability to deliver compatible systems in a timely manner or at all; or
●	we become involved in, or cannot efficiently resolve, disputes with one or more of our collaboration partners regarding our collaborations or contractual rights and obligations related thereto.

For example, supply chain disruptions have led to vendor discussions regarding contractual performance which we intend to resolve through continued negotiations but have required us to assert performance issues under our vendor agreements. We may not be successful in our claims, and even if we are successful, we may continue to experience supply disruptions. Our collaborators range from small and midsized organizations which may have limited resources to large, global organizations with diverse product lines and interests that may diverge from our interests in commercializing our products. Accordingly, our collaborators may not devote adequate resources to our products, or may experience financial difficulties, change their business strategy or undergo a business combination that may affect their willingness or ability to fulfill their obligations to us.

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

We currently market our products in the U.S., Europe and the rest of the world through a direct sales force of senior sales specialists, distributors and sales agents, supported by account managers and clinical specialists who provide training, clinical support, and other services to our customers. If we are unable to effectively utilize our existing sales force or increase our existing sales force in the foreseeable future, we may be unable to generate the revenue we have projected in our business plan. Factors that may inhibit our sales and marketing efforts include:

●	our inability to recruit and retain adequate numbers of qualified sales and marketing personnel;
●	our inability to accurately forecast future product sales and utilize resources accordingly;
●	the inability of sales personnel to obtain access to or persuade adequate numbers of hospitals and physicians to purchase and use our products; and
●	unforeseen costs associated with maintaining and expanding a sales and marketing organization.

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

For physicians to learn to use the robotic magnetic navigation system, they must attend structured training sessions to familiarize themselves with a sophisticated user interface and they must be committed to learning the technology. Further, physicians must utilize the technology on a regular basis to ensure they maintain the skill set necessary to use the interface. Continued market acceptance could be delayed by lack of physician willingness to attend training sessions, by the time required to complete this training, or by state or institutional restrictions on our ability to provide training. An inability to train enough physicians to generate adequate demand for our products could have a material adverse impact on our financial condition and cash flow.

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

We have obtained the CE marking for us to market the Stereotaxis MAGiC catheter, a robotically-navigated magnetic ablation catheter, designed to perform minimally invasive cardiac ablation procedures, in Europe and are pursuing regulatory approval in the U.S. and various other global geographies. We are aware of two other companies that also produce and sell magnetically enabled catheters. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

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

Our robotic magnetic navigation system generates magnetic fields that directly govern the motion of the internal, or working, tip of disposable interventional devices. If other equipment in the interventional labs or elsewhere in a hospital is incompatible with the magnetic fields generated by our system, or if our system interferes with such equipment, we may be required to install additional shielding, which may be expensive and which may not solve the problem. If magnetic interference becomes a significant issue at targeted institutions, it will increase our installation costs at those institutions and could limit the number of hospitals that would be willing to purchase and install our systems, either of which would adversely affect our financial condition, results of operations and cash flow.

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

We have incurred substantial net losses since inception, including incurring an accumulated deficit of $561.7 million as of December 31, 2024, and we expect to incur losses into the future as we continue the commercialization of our products. Moreover, the extent of our future losses and the timing of profitability are highly uncertain. Although we have achieved operating profitability during certain quarters, we may not achieve profitable operations on an annual basis, and if we achieve profitable operations, we may not sustain or increase profitability on a quarterly or annual basis. If we require more time than we expect to generate significant revenue and achieve annual profitability, or if we are unable to sustain profitability once achieved, we may not be able to continue our operations. Our failure to achieve annual profitability or sustain profitability on an annual or quarterly basis could negatively impact the market price of our common stock. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

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

Trade restrictions in the form of tariffs or quotas, or both, could also affect the importation of those product components and could increase the cost and reduce the supply of products available to us. For example, the Trump administrations has implemented, or is considering the imposition of, tariffs on certain foreign goods, including on our products that emanate from China as described above and we cannot predict the implementation or effects of any such tariffs or proposed tariffs, or any potential legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services, which could increase the cost of our products and the components and raw materials that go into making them. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services. In addition, decreases in the value of the U.S. dollar against foreign currencies, or significant price increase from these suppliers, could increase the cost of products we purchase from overseas vendors.

We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.

We subcontract all or part of the manufacture and assembly of components of our products and devices. The products we design may not satisfy all the performance requirements of our customers and we may need to improve or modify the design or ask our subcontractors to modify their production process to do so. In addition, we, or our subcontractors, may experience quality problems, substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, our revenue may be impacted.

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

At the closing of the acquisition of APT on July 31, 2024, we issued 1,486,620 common shares to the selling stockholder of APT pursuant to the share purchase agreement. In addition, the share purchase agreement requires us to issue additional earnout common shares to the selling stockholder upon achievement of certain global and US revenue targets for APT products as well as US and Europe regulatory approvals of certain robotically navigated catheters that APT will develop.

The share purchase agreement obligated us to file a resale registration statement relating to the upfront stock consideration and additional earnout shares. This prospectus is a part of that resale registration statement and covers the 1,486,620 common shares and an estimated 4,613,380 additional earnout common shares. However, the exact number of shares that may be issued under the share purchase agreement for such milestones will be calculated based on the average of the closing per share price of Stereotaxis common stock immediately prior to the dates such revenue performance and/or regulatory milestones are achieved, up to $24 million in total value through September 30, 2029, not to exceed 19.9% of the total number of shares of the Company’s common stock issued and outstanding immediately prior to July 31, 2024 (the “Share Cap Limitation”). In addition, the vesting of the right to receive the earnout shares would be accelerated in the event of a change of control of Stereotaxis, based on a probability-weighted average estimate of the potential to achieve any remaining milestones, discounted to its net present value considering expected time when earnouts related to the milestones would become payable through September 30, 2029

As a result, the actual number of additional Earnout Shares we may be required to issue could be materially greater or less than our estimate, depending whether and to what extent the future revenue milestones are met and/or regulatory approvals are obtained, as well as the actual average closing price of our common stock calculated pursuant to a formula near the time such milestones are achieved and/or whether a change of control occurs. If we are required to issue Earnout Shares under the Share Purchase Agreement, there could be significant additional dilution to the Company’s stockholders. Moreover, even if we are not required to issue any Earnout Shares, the potential for the issuance of such shares may negatively affect the trading price of our common stock in anticipation of such potential dilution. Sales of a substantial number of shares comprising the Closing Shares or any Earnout Shares in the public market, or the perception that such sales may occur, could adversely affect the market price of our securities.

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

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cyber security measures (including employee and third-party training, use of user names and passwords for access to information technology systems, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, war or other military conflicts, natural disasters, or other catastrophic events. We have programs in place to detect, contain, and respond to data security incidents, and we continually make improvements to our networks and systems to minimize or eliminate vulnerabilities. However, because the techniques used to exploit systems change frequently and can be difficult to detect, we may not be able to prevent these intrusions or mitigate them when and if they occur. Additionally, we rely on some information technology networks and systems managed by third parties, and we rely on these third parties to deploy appropriate measures to protect their systems and networks. Vulnerabilities in their systems could compromise the security of our own infrastructure. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats has had a material impact on our business or operations.

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

Our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our patent or other intellectual property rights or may design around our proprietary technologies. Our competitors may acquire similar or even the same technology components that are utilized in our current offering eroding some differentiation in the marketplace. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent, as do the laws of the U.S., particularly in the field of medical products and procedures.

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

As we develop additional products and improve or maintain existing products, we may find it advisable or necessary to seek licenses or otherwise make payments in exchange for rights from third parties who hold patents covering certain technology. If we cannot obtain or maintain the desired licenses or rights for any of our products, we could be forced to try to design around those patents at additional cost or abandon the product altogether, which could adversely affect revenue and results of operations. If we must abandon a product, our ability to develop and grow our business in new directions and markets would be adversely affected.

Our products and related technologies can be applied in different medical applications, and we may fail to focus on the most profitable areas.

The robotic magnetic navigation system is designed to have the potential for expanded applications beyond electrophysiology and interventional cardiology, including congestive heart failure, structural heart repair, interventional neurosurgery, interventional neuroradiology, peripheral vascular, pulmonology, urology, gynecology and gastrointestinal medicine. However, we have limited financial and managerial resources and, therefore, may be required to focus on products in selected industries and sites and to forego efforts regarding to other products and industries. Our decisions may not produce viable commercial products and may divert our resources from more profitable market opportunities. Moreover, we may devote resources to developing products in these additional areas but may be unable to justify the value proposition or otherwise develop a commercial market for products we develop in these areas, if any. In that case, the return on investment in these additional areas may be limited, which could negatively affect our results of operations.

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

While we do not control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, many health care laws and regulations apply to our business. We are subject to health care fraud and patient privacy regulation by the federal government, the states in which we conduct our business and internationally. The regulations that may affect our ability to operate include:

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

Risks Related to Our Common Stock

Our principal stockholders continue to own a large percentage of our voting stock, and they could substantially influence matters requiring stockholder approval.

Certain of our directors and individuals or entities affiliated with them as well as other principal stockholders beneficially own or control a substantial percentage of the outstanding shares of our common stock. Accordingly, these stockholders will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future issuances of our securities could dilute current stockholders’ ownership.

As of December 31, 2024, we had 49.4 million shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock. Our Series A Convertible Preferred Stock bears dividends at a rate of six percent (6.0%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash, except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Convertible Preferred Stock. Instead, the value of the accrued dividends is added to the liquidation preference of the Series A Convertible Preferred Stock and will increase the number of shares of common stock issuable upon conversion, which will dilute the ownership of our common stockholders. In addition, we may be obligated to issue additional shares of our common stock in connection with our 2024 acquisition of APT, which could further dilute our current stockholders’ ownership. See “—Risks Related to our 2024 Acquisition of APT—Issuance of the Earnout Consideration will result in dilution to our stockholders and may adversely affect us, including the market price of our securities.”

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

Further, the Series A Convertible Preferred Stock rank senior to our common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company. No such distributions or payments upon the liquidation, dissolution and winding up of the Company may be made to holders of common stock unless and until the holders of the Series A Convertible Preferred Stock have received the stated value of $1,000 per share plus any accrued and unpaid dividends. Until all Series A Convertible Preferred Stock have been converted or redeemed, no dividends may be paid on the common stock without the express written consent of the holders of a majority of the outstanding Series A Convertible Preferred Stock. If dividends or other distributions of assets are made or paid by the Company to the holders of the common stock, the holders of Series A Convertible Preferred Stock are entitled to participate in such dividend or distribution on an as-converted basis. Any such distributions or payments upon the liquidation, dissolution or winding up of the Company may dilute the ownership interests of our existing stockholders.

Our certificate of incorporation and bylaws, the Company’s Performance Share Unit Agreement with Our CEO, and Delaware law, contain provisions that could discourage a takeover.

Our certificate of incorporation and bylaws, the Performance Share Unit Agreement with our CEO, and Delaware law contain provisions that might enable our management to resist a takeover. These provisions may:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SEC regulations such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, have in the past created uncertainty for public companies. We continue to evaluate and monitor developments with respect to new and proposed rules, including potential recission of certain rules or proposed rules under the current administration, and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

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

While our common stock is traded on the NYSE American Market, trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2024, our common stock traded between $1.66 and $3.29 per share, on trading volume ranging from approximately 67,300 to 6.4 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

Risks Related to the February 2021 CEO Performance Stock Unit Grant

We will incur significant additional stock-based compensation expense over the term of the CEO Performance Award regardless of whether any of the milestones are achieved.

As described in Note 11 of the accompanying notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K, on February 23, 2021, the Company`s Board of Directors, upon recommendation of the Compensation Committee, approved the grant of the Performance Share Unit Award (“CEO Performance Award”) pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement”), to David L. Fischel, the Company’s Chief Executive Officer. Under the terms of the PSU Agreement, the Company will incur significant additional stock-based compensation expense over the term of the award regardless of whether or not any of the milestones are achieved as the probability of meeting the ten market capitalization milestones is not considered in determining the timing of expense recognition. The expense will be recognized on an accelerated basis through 2030. Total stock-based compensation recorded as operating expense for the CEO Performance Award was $7.2 million for the year ended December 31, 2024. As of December 31, 2024, the Company had approximately $29.8 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award if Mr. Fischel continues to serve as CEO, or in a similar capacity, through 2030. This additional stock-based compensation expense, incurred regardless of whether any milestones are achieved, increases the difficulty for the Company to achieve a profitable position as measured by generally accepted accounting principles.

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

Since assuming the role of CEO in February 2017, Mr. Fischel has revitalized the Company’s commercial capabilities, strengthened its financial position, and led the development of a robust innovation strategy. However, between February 2017 and December 2020, Mr. Fischel served as CEO without drawing a salary or any other form of cash or equity compensation for his work as CEO, and currently his only compensation is an annual salary of $60,000, which is substantially below market. While the Board believes that the CEO Performance Award provides substantial future benefit to all its stockholders and incentivizes Mr. Fischel to serve as CEO for the long term, there is no assurance that Mr. Fischel will continue as CEO.

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

Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. Most of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. On March 10, 2023, Silicon Valley Bank (“SVB”), where the Company maintained accounts with a cash balance of less than 6% of the Company’s total cash, cash equivalents and marketable securities, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities. However, in the future, our access to our cash in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. Any material loss that we may experience in the future could have a material adverse effect on our business and our financial condition.

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2024 fiscal year and that remain unresolved.

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

On March 1, 2021, the Company entered into an office lease agreement (the “Globe Lease”) with Globe Building Company, under which the Company leases executive office space and manufacturing facilities of approximately 43,100 square feet of rentable space located at 710 N. Tucker Boulevard, St. Louis, Missouri that serves as the Company’s new principal executive and administrative offices and manufacturing facility. Lease payments commenced January 1, 2022 and the lease has a term of ten years, with two renewal options of five years each. The new lease space includes approximately 23,000 square feet of office space and 20,100 square feet of demonstration and assembly space. The Company gained access to the Premises in the third quarter 2021 to begin constructing leasehold improvements. In the fourth quarter of 2021, the Company received an occupancy permit and relocated its operations to the new leased space.

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

The Company also has leased office space in Amsterdam, The Netherlands through June 30, 2025. In addition, we lease an office space in Beijing, China under a lease agreement through November 29, 2026.

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

PRICE RANGE OF COMMON STOCK

Our common stock began trading on the NASDAQ Global Market under the symbol “STXS” on August 12, 2004, and was transferred to the NASDAQ Capital Market effective August 19, 2013. On August 4, 2016, our common stock was transferred to the OTCQX® Best Market and on September 6, 2019 our common stock was transferred to the NYSE American Market.

As of February 28, 2025, there were approximately 395 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors,” as well as various impacts related to our previously announced acquisition of Access Point Technologies EP, Inc. (“APT”). Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, results of operations, the impact of, and our response to the coronavirus (“COVID-19”) pandemic pandemics similar to the coronavirus (“COVID-19”) pandemic (or COVID-19 resurgences), and statements relating to our recent acquisition of APT including any benefits expected from the acquisition, potential strategic implications as a result of the acquisition, and the potential for achievement of the regulatory and commercial milestones that would trigger contingent payments in the transaction. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise forward-looking statements, whether because of new information, future events or otherwise, unless required by law.

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

Our primary products include the Genesis RMN System, the GenesisX RMN System, the Odyssey Solution, and other related devices. Through our strategic relationships with fluoroscopy system manufacturers, providers of catheters and electrophysiology mapping systems, and other parties, we offer our customers x-ray systems and other accessory devices.

The Genesis RMN System is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. The GenesisX RMN System, the latest generation of the Genesis RMN System, is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems.

The Odyssey Solution consolidates lab information onto one large integrated display, enabling physicians to view and control all the key information in the operating room. This is designed to improve lab layout and procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution that delivers synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training. We are actively developing the next generation imaging and collaboration solutions with Synchrony and SynX.

We pursue arrangements with fluoroscopy system manufacturers to provide such systems in a bundled purchase offer for hospitals establishing robotic interventional operating rooms. An integrated x-ray system is critical for customer adoption of RMN systems, and when offered as a bundled purchase offer with the RMN System, may reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

We promote our full suite of products necessary for a typical hospital implementation, subject to regulatory approvals or clearances. This implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and ongoing software updates. In hospitals where our full suite of products has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

We have received regulatory clearances and approvals necessary for us to market the Genesis RMN System in the U.S., Europe, and China, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The GenesisX RMN System, the latest generation of the Genesis RMN System has received regulatory clearances and approvals in Europe, and we are in the process of obtaining necessary registrations in the US and other countries, The Niobe System, our prior generation robotic magnetic navigation system, the Odyssey Solution, Cardiodrive, e-Contact, and various disposable interventional devices, including the Map-iT family of devices, have received regulatory clearances and approvals in the U.S., Europe, Canada, China, Japan and various other countries. We have regulatory clearances and approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS device in the U.S., Canada, and Europe. We have obtained the CE marking for us to market the Stereotaxis MAGiC catheter in Europe and are pursuing regulatory approval in the U.S. and various other global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

Not all products have and/or require regulatory clearance in all the markets we serve. Please refer to “Regulatory Approval” in Item 1 for a description of the regulatory clearance, licensing, and/or approvals we currently have or are pursuing.

As of December 31, 2024, we had approximately $15.2 million of backlog, consisting of outstanding purchase orders and other commitments for these systems. Of the December 31, 2024 backlog, we expect approximately 70% to be recognized as revenue over the course of 2025. We had backlog of approximately $14.7 million as of December 31, 2023. There can be no assurance that we will recognize such revenue in any period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, because of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation system can vary significantly from one reporting period to the next.

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility with our robotic magnetic navigation system, integrated x-ray systems, digital imaging and 3D catheter location sensing technology, and compatible disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible systems and devices and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

Corporate Developments

On July 31, 2024, the Company completed its acquisition of all the shares of capital stock of Access Point Technologies EP, Inc., a Minnesota corporation (“APT”), from APT Holding Company, Inc., a Minnesota corporation. APT, based in Rogers, Minnesota, designs, manufactures, and commercializes a portfolio of differentiated high-quality diagnostic catheters, branded as Map-iT catheters, used during cardiac ablation procedures that are commercially available across key global geographies.

The transaction was concluded pursuant to that certain Share Purchase Agreement, dated May 11, 2024. The transaction consideration included an upfront payment of 1,486,620 shares of Company common stock issued at closing, as well as additional contingent payments of Company common stock based upon the achievement of specified product revenue and regulatory approval milestones through September 30, 2029. All consideration is payable in Stereotaxis common stock.

The integration with APT provides in-house catheter development, manufacturing expertise and specialized knowledge that will further Stereotaxis’ innovation efforts in developing a broad family of interventional devices navigated by our robots within electrophysiology and across a range of endovascular procedures.

In addition to the integration with APT, Stereotaxis has made other advancements in robotically enabled interventional devices. The Stereotaxis MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, obtained the CE marking in Europe in the first quarter, 2025, and we are in the process of obtaining necessary approvals in the U.S. and other countries. We are also currently seeking FDA clearances for other devices including the MAGiC Sweep™ catheter, the first high-density EP mapping catheter developed to be robotically navigated using Stereotaxis’ Robotic Magnetic Navigation system, and the EMAGIN 5F catheter guide designed to robotically navigate tortuous venous and arterial vasculature.

Beyond interventional devices, we continue to drive our broad-based innovation plan with ongoing regulatory and development efforts for our RMN systems. In the third quarter of 2024, we attained CE Mark for the GenesisX RMN System and are working towards FDA 510(k) regulatory clearance within the United States. This latest generation of the RMN System is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems. In November 2024, the Genesis RMN system, our current generation system, received regulatory approval from China’s National Medical Products Administration (NMPA), and our partner MicroPort received the regulatory clearances and for their integrated mapping system and novel ablation catheter making available the most current advances minimally-invasive robotic technology to physicians and patients in China.

Risks and Uncertainties

Future results of operations could be materially adversely impacted by macroeconomic and geopolitical factors. The Company continues to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, tariffs or other trade restrictions, and logistics delays which make it difficult for us to source parts and ship our products. We have generally been able to conduct normal business activities albeit in a more deliberate manner than prior to the COVID-19 pandemic, including taking action to increase inventory levels and engaging in discussions with our vendors on contractual obligations, but we cannot guarantee that they will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions and supply chain constraints could lead to higher inflation than previously experienced or expected, which could, in turn, lead to an increase in costs. We may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

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

Any disruption to the capital markets could negatively impact our ability to raise capital. If the capital markets are disrupted for an extended period and we need to raise additional capital, such capital may not be available on acceptable terms, or at all. Disruptions to the capital markets and other financing sources could also negatively impact our hospital customers’ ability to raise capital or otherwise obtain financing to fund their operations and capital projects. Such could result in delayed spending on current projects, a longer sales cycle for new projects where a large capital commitment is required, and decreased demand for our disposable products as well as an increased risk of customer defaults or delays in payments for our system installations, service contracts and disposable products.

In addition to the aforementioned macroeconomic factors, the COVID-19 pandemic or similar occurrences may negatively affect demand for both our systems and our disposable products. In the past, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. We also experienced reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) re-prioritized the treatment of patients and diverted resources away from non-pandemic areas, leading to the performance of fewer procedures in which our disposable products are used. The impact varied widely over time by individual geography. For instance, in 2022, procedure volumes were challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors. In the first quarter of 2023, COVID-19 resurgences in China continued to negatively impact our procedure volumes in that region, but as infections and hospitalization decreased, we saw a recovery of procedure volumes with no further impacts in the current year. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition. We continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements relating to new or ongoing periodic resurgences of pandemic-related issues, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

As a result of the acquisition, we will be managing APT’s ongoing business of manufacturing, commercializing, development and sales of APT’s catheters and related products and services. The manufacturing process of catheters is complex, highly technical, and our prior experience in this field is dated. The process can be subject to periodic worldwide supply chain disruptions, including labor shortages and inflationary pressures, tariffs or other trade restrictions, and logistics delays which make it difficult for us to source parts and ship our products. We may require a higher level of overhead than currently anticipated. Our ability to successfully manage this new aspect of our business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of APT into us, but also the increased scope of the combined business with its associated increased costs and complexity. We are still integrating the businesses and implementing safeguards to minimize any negative impacts on our financial position, results of operations and cash flows post-acquisition.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We review our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our consolidated financial statements.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 million for the year ended December 31, 2024 and approximately $0.5 million for the year ended December 31, 2023, respectively.

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

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was earned but not billed on service contracts and revenue from system contracts that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Customer deposits primarily relate to future system sales but can also include deposits on disposable sales. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. See Note 2 to the consolidated financial statements for additional details on deferred revenue. The Company did not have any impairment losses on its contract assets for the periods presented.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were approximately $0.1 million as of December 31, 2024 and 2023. respectively. The Company did not incur any impairment losses during any of the periods presented.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. Other acquired intangible assets are stated at the fair value acquired. Goodwill is not amortized; rather, it is evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired. Definite-lived intangible assets are considered long-lived assets and are amortized on a straight-line basis over the periods that expected economic benefits will be provided. See Note 3, Acquisitions for further discussion of the goodwill and intangible assets recorded as of the acquisition date and as of December 31, 2024.

Contingent Liabilities- Earnout Consideration

The Company has determined that the contingent consideration due under the terms of its July 31, 2024, acquisition agreement with APT Holding Company, Inc. represents a contingent liability in accordance with the provisions of Accounting Standard 805, Business Combinations. The Company has established short-term and long-term contingent liabilities for the net present fair value of contingent payments which are both probable of occurrence and reasonably estimable. The initial fair value of the contingent consideration was determined by a third-party valuation firm using both a Monte Carlo simulation and probability based approaches. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in the Company’s earnings as a charge to General and Administrative expenses. See Note 3, Acquisitions for further discussion of the contingent consideration recorded as of the acquisition date and as of December 31, 2024.

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

For market-based awards, stock-based compensation expense is recognized over the minimum service period regardless of whether the market target is probable of being achieved. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

The amount of compensation expense to be recorded in future periods may increase if we make additional grants of options, stock appreciation rights or restricted shares. The amount of expense to be recorded in future periods may decrease if the requisite service periods are not completed.

Valuation of Inventory

We value our inventory at the lower of: (1) the actual cost of our inventory, determined using the first-in, first-out (FIFO) method, or (2) its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete is based on expected future use. Excess manufacturing overhead costs attributable to idle facility expenses or abnormally low production volumes are excluded from inventory and recorded as an expense in the period incurred.

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

Results of Operations

Comparison of the Years ended December 31, 2024 and 2023

Revenue. Revenue increased from $26.8 million for the year ended December 31, 2023, to $26.9 million for the year ended December 31, 2024, an increase of less than 1%. Revenue from sales of systems decreased from $8.7 million for the year ended December 31, 2023, to $8.6 million for the year ended December 31, 2024, a decrease of approximately 1%, driven by decreased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service and accessories increased to $18.3 million for the year ended December 31, 2024, from $18.0 million for the year ended December 31, 2023, an increase of approximately 1%. The increase was primarily driven by the contributions from our recent acquisition of APT partially offset by decreased service revenue in the current year period.

Cost of Revenue. Cost of revenue increased from $11.9 million for the year ended December 31, 2023, to $12.3 million for the year ended December 31, 2024, an increase of approximately 3%. As a percentage of our total revenue, overall gross margin was 54% and 56% for the years ended December 31, 2024, and December 31, 2023, respectively. The decrease was primarily due to changes in product mix. Cost of revenue for systems sold decreased from $8.1 million for the year ended December 31, 2023, to $6.9 million for the year ended December 31, 2024, primarily due to decreased system sales volume and changes in product mix in the current year period. Gross margin for systems increased from $0.7 million for the year ended December 31, 2023, to $1.8 million for the year ended December 31, 2024. Cost of revenue for disposables, service, and accessories increased from $3.9 million for the year ended December 31, 2023, to $5.4 million for the year ended December 31, 2024. Gross margin for disposables, service and accessories was 70% for the current year period compared to 79% for the year ended December 31, 2023, primarily driven by acquisition related accounting which required the valuation of acquired finished good inventory to fair value.

Research and Development Expense. Research and development expenses decreased from $10.3 million for the year ended December 31, 2023, to $9.8 million for the year ended December 31, 2024, a decrease of approximately 5%. This decrease was primarily driven by the reversal of an accrued regulatory license fee.

Sales and Marketing Expense. Sales and marketing expenses remained consistent at $12.4 million for the years ended December 31, 2024 and 2023.

General and Administrative Expense. General and administrative expenses include finance, information systems, legal, and general management expenses, amortization of acquisition related intangible assets, and the gain or loss associated with the remeasurement of the acquisition related contingent consideration. General and administrative expenses increased from $14.1 million for the year ended December 31, 2023, to $17.2 million for the year ended December 31, 2024, an increase of approximately 22%. This increase was primarily driven by the remeasurement of the contingent consideration, higher administrative expenses and professional service fees in the current year period, and amortization of the acquisition related intangible assets.

Interest Income. Net interest income was $0.7 million for the year ended December 31, 2024, and $1.1 million for the year ended December 31, 2023. The decrease was driven by lower invested balances and declining interest rates in the current year period.

Income Taxes

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, net deferred tax assets have been fully offset by valuation allowances as of December 31, 2024, and December 31, 2023, to reflect these uncertainties. As of December 31, 2024, we had gross federal net operating loss carryforwards arising from our operations of approximately $134.9 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $188.0 million, book/tax differences and expiration of carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year of approximately $98.8 million will expire between 2030 and 2037. The federal net operating losses generated in 2018 and thereafter will be carried forward indefinitely as a result of changes in the tax law following the Tax Cuts and Jobs Act (“TCJA”). As of December 31, 2024, we had gross state net operating loss carryforward of approximately $38.1 million which will expire at various dates between 2025 and 2043 if not utilized.

In addition to the net operating loss carryovers related to our operations, in connection with our acquisition of APT as discussed in Note 3, we acquired federal and state net operating loss and tax credit carryovers of APT. Our ability to utilize those carryovers and credits will be limited under IRC Section 382. The Section 382 limited net operating loss carryovers total approximately $9.1 million, of which $0.6 million was incurred prior to the 2018 effective date of the TCJA and will expire between 2035 and 2037 with the remainder available for indefinite carryforward. The applicable state net operating loss carryforwards related to APT are approximately $9.6 million with $9.1 million expiring at various dates between 2030-2038 with the remaining carried forward indefinitely. The acquired tax credit carryovers total $0.2 million for federal income tax purposes, which expire between 2036 and 2043, and state credit carryovers of $0.3 million, which expire between 2031 and 2038. Consistent with our conclusion with respect the need for valuation allowances associated with our other deferred tax assets, the net deferred tax assets related to APT of $1.6 million at the acquisition date as well as those at December 31, 2024 were fully included in our valuation allowance.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of December 31, 2024, our accumulated deficit was $561.7 million with cash and cash equivalents of $12.4 million, inclusive of restricted cash. Since inception, we have financed our operations primarily through cash generated by operations and proceeds from our debt and stock offerings.

Capital Resources

As of December 31, 2024 and 2023, the Company did not have any debt.

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Cash flow used in operating activities	$(8,497)	$(9,139)
Cash flow provided by investing activities	74	19,765
Cash flow provided by financing activities	297	81

Net cash used in operating activities. We used approximately $8.5 million and $9.1 million of cash in operating activities during the years ended December 31, 2024 and 2023, respectively. The decrease in cash used in operating activities was driven by the increased operating loss partially offset by changes in working capital.

Net cash provided by investing activities. Cash provided by investing activities for the year ended December 31, 2024, consisted of $0.1 million. The cash generated during the year ended December 31, 2024, was primarily from cash acquired in the APT business acquisition. Cash provided by investing activities for the year ended December 31, 2023, consisted of 19.8 million. The cash generated during the year ended December 31, 2023, was from proceeds received from the maturity of short-term investments of $20.1 million, partially offset by $0.4 million of cash paid for equipment, construction and design costs associated with our new facility.

Net cash provided by financing activities. We generated approximately $0.3 million and $0.1 million of cash for the years ended December 31, 2024 and 2023, respectively. The cash generated in both periods was driven by the exercise of stock options, net of issuance costs, and our employee stock purchase program.

At December 31, 2024, we had working capital of approximately $4.8 million, compared to a working capital of approximately $20.0 million at December 31, 2023. The decrease in working capital was primarily driven by the net loss incurred and acquisition of APT during the year ended December 31, 2024.

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

The Company believes the cash, and cash equivalents on hand as of December 31, 2024, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date of the consolidated financial statements included in this Annual Report on Form 10-K, as well as for periods beyond that 12-month period. Our cash requirements depend on numerous factors, including success of clinical adoption within the installed base of robotic magnetic systems, new placements of capital systems, the resources we devote to developing and supporting our products, and other factors. We expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past equity raises and from our working capital. In the future, we may finance cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings or through distribution rights.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

All other schedules have been omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stereotaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Systems Revenue Recognition

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company generates revenue from initial sales of systems as well as recurring revenue from the sale of proprietary disposable devices, and revenue from ongoing software updates and service contracts. The Company’s contracts for system sales generally have multiple performance obligations.

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

How We Addressed the Matter in Our Audit	To test system revenue, our audit procedures included, among others, testing management’s identification of the performance obligations and the allocation of the transaction price to each performance obligation by performing an independent assessment of customer contracts and comparing our assessment to that of management. We also tested management’s estimated standalone selling prices for its identified performance obligations based on actual prices charged for similar products and services sold on a standalone basis, and cost and margin analyses. We also tested management’s assertion that control was transferred to the customer by inspecting documentation supporting the transfer of control on contracts.

Valuation of Developed Technology and In-Process Research and Development acquired Intangible Assets, and Contingent Consideration assumed in the Acquisition of Access Point Technologies, Inc.

Description of the Matter

As discussed in Note 3 to the consolidated financial statements, on July 31, 2024, the Company completed the acquisition of Access Point Technologies, Inc. (APT) for total consideration of $13.0 million, of which $7.0 million was allocated to developed technology and in-process research and development (IPR&D) assets acquired, and included $10.0 million for future consideration contingent on the business achieving certain revenue and regulatory milestone targets. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, at the acquisition date was allocated to goodwill. The Company accounted for this acquisition as a business combination.

Auditing the Company’s accounting for its acquisition of APT was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets, which principally consisted of developed technology and in-process research and development, and the contingent consideration. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to certain underlying assumptions. These significant assumptions used to estimate the value of the developed technology, in-process research and development intangible assets and contingent consideration included projected revenue and revenue growth rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the acquired assets and contingent consideration described above, our audit procedures included, among others, evaluating the valuation methodologies used and the significant assumptions discussed above, and testing the completeness and accuracy of the underlying historical data considered as a basis for the Company’s projections related to revenue and revenue growth rates. As it pertains to projected revenue and revenue growth rates related to the acquired intangible assets and contingent consideration, we compared the assumptions used by management to past performance of APT and forecasted performance of the guideline public companies and industry data. In addition, we involved our valuation specialists to assist with our evaluation of the methodologies used by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

St. Louis, Missouri

March 14, 2025

STEREOTAXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$12,217	$19,818
Restricted cash - current	219	525
Accounts receivable, net of allowance of $582 and $672 at 2024 and 2023, respectively	3,824	3,822
Inventories, net	8,331	8,426
Prepaid expenses and other current assets	1,848	676
Total current assets	26,439	33,267
Property and equipment, net	3,573	3,304
Goodwill	3,764	-
Intangible assets	7,358	-
Restricted cash	-	219
Operating lease right-of-use assets	5,483	4,982
Prepaid and other non-current assets	107	137
Total assets	$46,724	$41,909

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,668	$3,190
Accrued liabilities	2,922	2,972
Deferred revenue	6,804	6,657
Current contingent consideration	5,638	-
Current portion of operating lease liabilities	570	428
Total current liabilities	21,602	13,247
Long-term deferred revenue	2,064	1,637
Long term contingent consideration	6,126	-
Operating lease liabilities	5,436	5,062
Other liabilities	64	43
Total liabilities	35,292	19,989

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 10,000,000 shares authorized;
21,458 and 22,358 shares outstanding at 2024 and 2023, respectively	5,352	5,577

Stockholders’ equity:
Common stock, par value $0.001; 300,000,000 shares authorized,
85,326,557 and 80,949,697 shares issued at 2024 and 2023, respectively	85	81
Additional paid in capital	567,926	554,148
Treasury stock, 4,015 shares at 2024 and 2023	(206)	(206)
Accumulated deficit	(561,725)	(537,680)
Total stockholders’ equity	6,080	16,343
Total liabilities and stockholders’ equity	$46,724	$41,909

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Revenue:
Systems	$8,632	$8,739
Disposables, service and accessories	18,286	18,032
Total revenue	26,918	26,771

Cost of revenue:
Systems	6,880	8,058
Disposables, service and accessories	5,444	3,853
Total cost of revenue	12,324	11,911

Gross margin	14,594	14,860

Operating expenses:
Research and development	9,760	10,273
Sales and marketing	12,372	12,376
General and administrative	17,201	14,050
Total operating expenses	39,333	36,699
Operating loss	(24,739)	(21,839)

Other income	-	30
Interest income, net	694	1,096
Net loss	$(24,045)	$(20,713)

Cumulative dividend on convertible preferred stock	(1,308)	(1,343)
Net loss attributable to common stockholders	$(25,353)	$(22,056)

Net loss per share attributable to common stockholders:
Basic	$(0.30)	$(0.27)
Diluted	$(0.30)	$(0.27)

Weighted average number of common shares and equivalents:
Basic	85,183,306	80,702,358
Diluted	85,183,306	80,702,358

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Year Ended December 31, 2023

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2022	22,383	$5,583	5,610,121	$6	74,874,459	$75	$543,438	$(206)	$(516,967)	$26,346
Stock issued for the exercise of stock options					34,125		(15)			(15)
Stock-based compensation					319,019		10,623			10,623
Components of net loss									(20,713)	(20,713)
Employee stock purchase plan					56,966		96			96
Preferred stock conversion	(25)	(6)	(5,610,121)	(6)	5,665,128	6	6			6
Balance at December 31, 2023	22,358	$5,577	-	$-	80,949,697	$81	$554,148	$(206)	$(537,680)	$16,343

Year Ended December 31, 2024

	Convertible Preferred Stock Series A (Mezzanine)		Convertible Preferred Stock Series B		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2023	22,358	$5,577	-	$-	80,949,697	$81	$554,148	$(206)	$(537,680)	$16,343
Stock issued for the exercise of stock options					143,076		194			194
Stock issued in APT acquisition					1,486,620	1	2,999			3,000
Stock-based compensation					677,931	1	10,262			10,263
Components of net loss									(24,045)	(24,045)
Employee stock purchase plan					53,006		102			102
Preferred stock conversion	(900)	(225)			2,016,227	2	221			223
Balance at December 31, 2024	21,458	$5,352	-	$-	85,326,557	$85	$567,926	$(206)	$(561,725)	$6,080

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(24,045)	$(20,713)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	587	595
Amortization	382	-
Loss on revaluation of contingent consideration	1,798	-
Non-cash lease expense	14	31
Stock-based compensation	10,262	10,623
Accretion and short-term investment discount	-	(287)
Changes in operating assets and liabilities:
Accounts receivable	691	1,268
Inventories	677	(550)
Prepaid expenses and other current assets	(146)	649
Other assets	29	71
Accounts payable	758	218
Accrued liabilities	(99)	(334)
Deferred revenue	574	(702)
Other liabilities	21	(8)
Net cash used in operating activities	(8,497)	(9,139)
Cash flows from investing activities
Purchase of property and equipment	(34)	(366)
Proceeds from maturity of short-term investments	-	20,131
Cash acquired in business acquisitions	108	-
Net cash provided by investing activities	74	19,765
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	297	81
Net cash provided by financing activities	297	81
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,126)	10,707
Cash, cash equivalents, and restricted cash at beginning of period	20,562	9,855
Cash, cash equivalents, and restricted cash at end of period	$12,436	$20,562

Reconciliation of cash, cash equivalents, and restricted cash to balance sheet as of December 31st:
Cash and cash equivalents	$12,217	$19,818
Restricted cash - current	219	525
Restricted cash	-	219
Total cash, cash equivalents, and restricted cash	$12,436	$20,562

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. GenesisX RMN, Genesis RMN®, Niobe®, Navigant®, Synchrony, SynX, Odyssey®, Odyssey Cinema™, MAGiC ™, EMAGIN, Map-iT™, QuikCAS™, Cardiodrive®, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, and NuVizion are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

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

Our primary products include the Genesis RMN System, the GenesisX RMN System, the Odyssey Solution, and other related devices. Through our strategic relationships with fluoroscopy system manufacturers, providers of catheters and electrophysiology mapping systems, and other parties, we offer our customers x-ray systems and other accessory devices.

The Genesis RMN System is designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. The GenesisX RMN System, the latest generation of the Genesis RMN System, is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems.

The Odyssey Solution consolidates lab information onto one large integrated display, enabling physicians to view and control all the key information in the operating room. This is designed to improve lab layout and procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema, which is an innovative solution that delivers synchronized content for optimized workflow, advanced care, and improved productivity. This tool includes an archiving capability that allows clinicians to store and replay entire procedures or segments of procedures. This information can be accessed from locations throughout the hospital local area network and over the global Odyssey Network providing physicians with a tool for clinical collaboration, remote consultation, and training. We are actively developing the next generation imaging and collaboration solutions with Synchrony and SynX.

We pursue arrangements with fluoroscopy system manufacturers to provide such systems in a bundled purchase offer for hospitals establishing robotic interventional operating rooms. An integrated x-ray system is critical for customer adoption of RMN systems, and when offered as a bundled purchase offer with the RMN System, may reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

We promote our full suite of products necessary for a typical hospital implementation, subject to regulatory approvals or clearances. This implementation requires a hospital to agree to an upfront capital payment and recurring payments. The upfront capital payment typically includes equipment and installation charges. The recurring payments typically include disposable costs for each procedure, equipment service costs beyond the warranty period, and ongoing software updates. In hospitals where our full suite of products has not been implemented, equipment upgrade or expansion can be implemented upon purchasing of the necessary upgrade or expansion.

We have received regulatory clearances and approvals necessary for us to market the Genesis RMN System in the U.S., Europe, and China, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The GenesisX RMN System, the latest generation of the Genesis RMN System has received regulatory clearances and approvals in Europe, and we are in the process of obtaining necessary registrations in the US and other countries, The Niobe System, our prior generation robotic magnetic navigation system, the Odyssey Solution, Cardiodrive, e-Contact, and various disposable interventional devices, including the Map-iT family of devices, have received regulatory clearances and approvals in the U.S., Europe, Canada, China, Japan and various other countries. We have regulatory clearances and approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS device in the U.S., Canada, and Europe. We have obtained the CE marking for us to market the Stereotaxis MAGiC catheter, a robotically-navigated magnetic ablation catheter, designed to perform minimally invasive cardiac ablation procedures, in Europe, and are pursuing regulatory approvals for the MAGiC catheter in the U.S. and other global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility with our robotic magnetic navigation system, integrated x-ray systems, digital imaging and 3D catheter location sensing technology, and compatible disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible systems and devices and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

On July 31, 2024, the Company completed its acquisition of all the shares of capital stock of Access Point Technologies EP, Inc., a Minnesota corporation (“APT”), from APT Holding Company, Inc., a Minnesota corporation. APT, based in Rogers, Minnesota, designs, manufactures, and commercializes a portfolio of differentiated high-quality diagnostic catheters, branded as Map-iT catheters, used during cardiac ablation procedures that are commercially available across key global geographies.

The integration with APT provides in-house catheter development, manufacturing expertise and specialized knowledge that will further Stereotaxis’ innovation efforts in developing a broad family of interventional devices navigated by our robots within electrophysiology and across a range of endovascular procedures.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of December 31, 2024 and 2023, the Company had no short-term investments.

Amortized cost of U.S. treasury securities and marketable debt securities are based on the Company’s purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of securities the Company purchases at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Stated interest on investments is reported as income when earned and is adjusted for amortization or accretion of any premium or discount. Accrued interest receivable on investments, included in other current assets was less than $0.1 million as of December 31, 2024, and 2023.

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

As of December 31, 2024, and December 31, 2023 financial assets classified as Level 2 consisted of money market funds. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

As of December 31, 2024, financial liabilities classified as Level 3 consisted of the contingent consideration due to the APT acquisition. The Company reviews the change in the fair value of contingent consideration, which is performed by a third-party valuation firm. See Note 3 for further information regarding the valuation methods used by the third-party valuation firm. The approach results in the Level 3 classification of the contingent consideration within the fair value hierarchy.

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

Inventory

The Company values its inventory at the lower of; (1) cost, as determined using the first-in, first-out (FIFO) method, or (2) net realizable value. The Company periodically reviews its physical inventory and provides a reserve upon identification of potential excess or obsolete items. Excess manufacturing overhead costs attributable to idle facility expenses or abnormally low production volumes are excluded from inventory and recorded as an expense in the period incurred.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and loss during the reporting period. Actual results could differ from those estimates.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively. Revenue from system delivery and installation represented 32% and 33% of revenue for the years ended December 31, 2024 and 2023, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance-type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 30% and 24% of revenue for the years ended December 31, 2024 and 2023, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. Royalty revenue represented less than 1% of revenue for the years ended December 31, 2024 and 2023.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 38% and 43% of revenue for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the Company’s revenue for systems and disposables, service and accessories for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Systems	$8,632	$8,739
Disposables, service and accessories	18,286	18,032
Total revenue	$26,918	$26,771

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $15.2 million as of December 31, 2024. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities (in thousands):

	December 31, 2024	December 31, 2023
Contract Assets - unbilled receivables	$90	$72

Customer deposits	$2,687	$2,105
Product shipped, revenue deferred	1,708	1,413
Deferred service and license fees	4,473	4,776
Total deferred revenue	$8,868	$8,294
Less: Long-term deferred revenue	(2,064)	(1,637)
Total current deferred revenue	$6,804	$6,657

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

Revenue recognized for the years ended December 31, 2024 and 2023, that was included in the deferred revenue balance at the beginning of each reporting period was $5.5 million and $6.1 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.1 million as of December 31, 2024 and 2023. The Company did not incur any impairment losses during any of the periods presented.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. Other acquired intangible assets are stated at the fair value acquired. Goodwill is not amortized; rather, it is evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired. Definite-lived intangible assets are considered long-lived assets and are amortized on a straight-line basis over the periods that expected economic benefits will be provided. See Note 3, Acquisitions for further discussion of the goodwill and intangible assets recorded as of the acquisition date and as of December 31, 2024.

Contingent Liabilities- Earnout Consideration

The Company has determined that the contingent consideration due under the terms of its July 31, 2024, acquisition agreement with APT Holding Company, Inc. represents a contingent liability in accordance with the provisions of Accounting Standard 805, Business Combinations. The Company has established short-term and long-term contingent liabilities for the net present fair value of contingent payments which are both probable of occurrence and reasonably estimable. The initial fair value of the contingent consideration both at the acquisition date and December 31, 2024 was determined by a third-party valuation firm using both a Monte Carlo simulation and probability-based approaches. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in the Company’s earnings as a charge to General and Administrative expenses. See Note 3, Acquisitions for further discussion of the contingent consideration recorded as of the acquisition date and as of December 31, 2024.

Leasing Arrangements

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period in exchange for consideration. The Company accounts for leases in accordance with Accounting Standards Update No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842 (“ASC 842”). The Company determines if an arrangement contains a lease at inception.

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic relationships under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables as of December 31, 2024 or 2023, under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the year ended December 31, 2024, were 1) expected dividend rate of 0%; 2) expected volatility of 75% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years, net of actual forfeitures. Restricted shares and units granted to employees and non-employee directors are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

As of December 31, 2024, the Company had 3,858,360 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.79 per share, 49,371,307 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, and 1,546,532 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding for the period ended December 31, 2024.

Income Taxes

In accordance with general accounting principles for income taxes, a deferred income tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not that the deferred income tax assets will be realized.

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

Concentrations of Risk

No single customer accounted for more than 10% of total revenue for the years ended December 31, 2024 and 2023. No single country, other than the U.S., accounted for more than 10% of total revenue for the years ended December 31, 2024 and 2023.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, primarily related to the effective tax rate reconciliation and income taxes paid. The Company does not expect a significant impact to its income tax disclosures upon adoption of the Update which will be effective in the Company’s year ending December 31, 2025.

3. Acquisitions

Acquisition of Access Point Technologies EP, Inc. (“APT”):

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

The acquisition of APT was accounted for as a business combination using the acquisition method of accounting. The consideration included an upfront payment and additional contingent payments based upon the achievement of key regulatory and commercial milestones. At closing, the Company issued 1,486,620 shares of its common stock (the “Upfront Stock Consideration”) with a value of $3.0 million. The Share Purchase Agreement obligated us to file a resale registration statement relating to the Upfront Stock Consideration and additional Earnout Shares. The registration statement covered the 1,486,620 Closing Shares and an estimated 4,613,380 additional Earnout Shares. However, the exact number of shares that may be issued under the Share Purchase Agreement for such milestones will be calculated based on the average of the closing per share price of Stereotaxis common stock immediately prior to the dates such revenue performance and/or regulatory milestones are achieved, up to $24.0 million in total value through September 30, 2029, not to exceed 19.9% of the total number of shares of the Company’s common stock issued and outstanding immediately prior to July 31, 2024 (the “Share Cap Limitation”). In addition, the vesting of the right to receive the Earnout Shares would be accelerated in the event of a change of control of Stereotaxis, based on a probability-weighted average estimate of the potential to achieve any remaining milestones, discounted to its net present value taking into account expected time when earnouts related to the milestones would become payable through September 30, 2029. The estimated fair value of the contingent consideration related to the additional earnout shares at the acquisition date was $9,966. The total contingent consideration, including the upfront, payment is estimated to be $12,966.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for APT as of the acquisition date (in thousands):

(in thousands)	July 31, 2024

Assets acquired:
Current assets
Cash	$108
Accounts receivable, net of allowance of $19	693
Inventories, net	1,607
Prepaid expenses and other current assets	1
Total current assets	2,409
Property and equipment	825
Goodwill	3,764
Intangible assets	7,740
Total assets acquired	$14,738
Liabilities assumed:
Current liabilities
Accounts payable	$1,723
Accrued liabilities	49
Total liabilities assumed	$1,772
Net assets acquired	$12,966

The above purchase price allocation is preliminary and subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The Company is currently awaiting additional information to finalize the fair values of potential acquired deferred tax balances. A change in the estimated fair value of the net assets acquired will change the amount of the purchase price allocated to goodwill.

For purposes of the above allocation, we based our estimate of the fair values for contingent consideration, intangible assets, and property and equipment on valuation studies performed by third-party valuation firms. We used various valuation methods, including discounted cash flows, distributor method, excess earnings, and relief from royalty method to estimate the fair value of the identified intangible assets. The fair value of the contingent consideration was determined using a Monte Carlo simulation and probability based approaches. The Cost approach was utilized to determine the fair value of property and equipment. Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill is primarily attributable to APT’s in-house research and development team versus using third party developers and the expansion of manufacturing capacity. The tax basis in the acquired goodwill is zero.

The Company’s consolidated statement of earnings for the year ended December 31, 2024, includes APT post-acquisition revenue of $1,942. Net loss for the year ended December 31, 2024 was $2,858. Net loss for the year ended December 31, 2024, includes $1,798 of expense due to the revaluation of the contingent consideration as of the reporting date. This expense is recognized within General and Administrative expenses for the year ended December 31, 2024.

(in thousands)
Year Ended December 31,
2024
Revenue	$1,942
Net loss	(2,858)

The following represents the pro forma consolidated revenue as if APT had been included in the consolidated results of the Company. Revenue was $29,859 for the year ended December 31, 2024, and $33,052 for the year ended December 31, 2023.

The Company incurred acquisition costs of $451 that were recognized within General and Administrative expenses for the year ended December 31, 2024.

The intangible assets related to the acquisition consisted of the following:

(in thousands)	Fair Value	Amortization Period
Intangible assets subject to amortization:	(in thousands)	(in years)
Developed technology	$6,250	7.0 - 8.0
Customer relationships	310	10.0
Trademark	410	5.0
Total intangible assets subject to amortization	$6,970
Intangible assets not subject to amortization
In process research and development	770	N/A
Goodwill	$3,764	N/A
Total intangible assets not subject to amortization	4,534
Total intangible assets	$11,504
Weighted average amortization period		7.7

4. Financial Instruments

The following table summarizes the Company’s cash and cash equivalents, amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant category reported as cash and cash equivalents and restricted cash as of December 31, 2024 and 2023:

	December 31, 2024
	Reported as:
(in thousands)	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$969	$-	$-	$-
Level 2
Money market funds	11,248	219	-	-
Subtotal	11,248	219	-	-
Total assets measured at fair value	$12,217	$219	$-	$-

	December 31, 2023
	Reported as:
(in thousands)	Cash and Cash Equivalents	Restricted Cash- current	Short-term Investments	Restricted Cash
Cash	$2,122	$-	$-	$-
Level 2
Money market funds	17,696	525	-	219
Subtotal	17,696	525	-	219
Total assets measured at fair value	$19,818	$525	$-	$219

Interest income recorded for these cash and investments was $0.7 million and $1.1 million during the years ended December 31, 2024, and December 31, 2023, respectively.

As of December 31, 2024 and 2023, the Company did not have any financial assets classified as Level 1.

5. Inventory

Inventory consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$5,223	$5,918
Work in process	1,103	1,034
Finished goods	4,382	3,413
Reserve for excess and obsolescence	(2,377)	(1,939)
Total inventory	$8,331	$8,426

At the closing of the acquisition, GAAP accounting required us to record all acquired inventory at its market value.

The Company had approximately $2.4 million in reserve for excess and obsolescence. The reserve includes the fair value of slow-moving acquired inventory and the value of Niobe Systems and related raw materials and spare parts.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses	$405	$181
Prepaid commissions	78	110
Deposits	411	424
Deferred cost of revenue	1,025	-
Other assets	36	98
Total prepaid expenses and other assets	1,955	813
Less: Noncurrent prepaid expenses and other assets	(107)	(137)
Total current prepaid expenses and other assets	$1,848	$676

Deferred cost of revenue represents the cost of systems for which the system has been delivered to the customer but for which revenue has not been recognized.

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Equipment	$5,098	$4,269
Leasehold improvements	2,916	2,911
	8,014	7,180
Less: Accumulated depreciation	(4,441)	(3,876)
Net property and equipment	$3,573	$3,304

The Company retired less than $0.1 million and approximately $0.2 million of fully depreciated assets during the years ended December 31, 2024 and 2023, respectively. The Company had approximately $0.9 million and $0.1 million of property and equipment additions during the years ended December 31, 2024 and 2023, respectively, associated with the APT acquisition as of December 31, 2024 and the buildout of the new leased space in St. Louis, Missouri as of December 31, 2023.

8. Intangible Assets

Intangible Assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Goodwill	3,764
Developed technology	6,250	-
In process research and development	770
Customer relationships	310	-
Trademark	410	-
Total intangibles	11,504	-
Less: Accumulated amortization	(382)	-
Net intangibles	$11,122	-

We recognized amortization expense of $0.4 million in 2024. We expect to recognize annual amortization expense of $0.9 million in 2025, $0.9 million in 2026, $0.9 million in 2027, $0.9 million in 2028, and $0.9 million in 2029 related to our intangible assets balance as of December 31, 2024.

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

The Company also has leased office space in Amsterdam, The Netherlands through June 30, 2025. In addition, we lease an office space in Beijing, China under a lease agreement through November 29, 2026.

As of December 31, 2024, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 7.09 years.

The following table represents lease costs and other lease information (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$980	$908
Short-term lease cost	10	17
Total net lease cost	$990	$925

Cash paid within operating cash flows	$1,096	$1,000

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2024, were as follows (in thousands):

December 31, 2024
2025	$1,079
2026	1,097
2027	1,122
2028	1,147
2029	1,173
2030 and thereafter	2,533
Total lease payments	8,151
Less: Interest	(2,145)
Present value of lease liabilities	$6,006

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued salaries, bonus, and benefits	$1,569	$1,222
Accrued licenses and maintenance fees	-	484
Accrued warranties	50	107
Accrued professional services	170	138
Accrued investigational sites	45	-
Deferred contract obligation	1,045	1,045
Other	107	19
Total accrued liabilities	2,986	3,015
Less: Long term accrued liabilities	(64)	(43)
Total current accrued liabilities	$2,922	$2,972

11. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of December 31, 2024.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $7.2 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively. The Company had approximately $29.8 million and $37.0 million of total unrecognized stock-based compensation expense remaining as of December 31, 2024 and 2023, respectively, under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of December 31, 2024, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved and no awards have been earned.

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

As of December 31, 2024, the Company had 5,317,547 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

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

The fair value of the grants for restricted shares and units is determined based on the closing price of our stock on the date of grant. Restricted stock unit grants are time-based and generally vest over a period of four years except for grants to directors which are generally earned over a period of six months.

As of December 31, 2024, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $2.6 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the year ended December 31, 2024, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2023	3,650,115	$0.74 - $9.87	$3.93
Granted	790,000	$1.90 - $3.01	$2.90
Exercised	(151,503)	$0.74 - $2.57	$1.41
Forfeited	(430,252)	$0.74 - $9.87	$4.17
Outstanding, December 31, 2024	3,858,360	$0.74 - $9.20	$3.79

As of December 31, 2024, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 6.63 years. Of the 3,858,360 options and stock appreciation rights that were outstanding as of December 31, 2024, 2,580,740 were vested and exercisable with a weighted average exercise price of $4.09 per share and a weighted average remaining term of 5.6 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2024
				Number of	Weighted
		Weighted	Weighted	Options	Average Exercise
	Options	Average	Average	Currently	Price Per Vested
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Share
$0.00 - $1.00	235,426	3.16	$0.74	235,426	$0.74
$1.01 - $2.00	119,766	8.78	$1.77	26,748	$1.53
$2.01 - $4.00	1,717,634	7.42	$2.59	741,786	$2.25
$4.01 - $10.00	1,785,534	6.18	$5.47	1,576,780	$5.50
	3,858,360	6.63	$3.79	2,580,740	$4.09

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money as of December 31, 2024. The intrinsic value of the options and stock appreciation rights outstanding as of December 31, 2024, was approximately $0.5 million based on a closing share price of $2.28 on December 31, 2024. There were 725,326 fully vested options or stock appreciation rights outstanding as of December 31, 2024, with an exercise price lower than the closing stock price on December 31, 2024. During the year ended December 31, 2024, the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was $0.1 million.

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

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023, was $2.90 per share and $2.53 per share, respectively.

A summary of the restricted stock unit activity for the year ended December 31, 2024, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2023	1,502,131	$3.94
Granted	696,945	$1.69
Vested	(652,544)	$2.91
Outstanding, December 31, 2024	1,546,532	$3.36

The intrinsic value of restricted stock units outstanding as of December 31, 2024, was $3.5 million based on a closing share price of $2.28 as of December 31, 2024. The intrinsic value of restricted stock units outstanding as of December 31, 2023, was $2.6 million based on a closing share price of $1.75 as of December 31, 2023. During the year ended December 31, 2024, the aggregate intrinsic value of restricted stock units vested was $1.3 million determined at the date of vesting.

2022 Employee Stock Purchase Plan

In 2022, the Company adopted its 2022 Employee Stock Purchase Plan (“ESPP”). Eligible employees can participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2024, there were 304,682 remaining shares available for issuance under the Employee Stock Purchase Plan.

The Company has reserved shares of common stock for conversion of convertible preferred stock, estimated additional earnout shares to APT, and the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31,	December 31,
	2024	2023
Series A Convertible Preferred Stock	52,502,740	54,704,831
Performance Share Unit Plan	13,000,000	13,000,000
Stock award plans	5,317,547	2,690,393
APT additional earnout shares	4,613,380	-
Employee Stock Purchase Plan	304,682	107,688
	75,738,349	70,502,912

12. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred:
Federal	$(2,577)	$(2,108)
State and local	378	(773)
	(2,199)	(2,881)
Valuation allowance	2,199	2,881
	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2024	2023
U.S. statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal tax benefit	0.8%	1.7%
Stock compensation permanent differences between book and tax	(8.0)%	(7.2)%
Contingent consideration permanent difference	(1.6)%	—%
Other permanent differences between book and tax	(0.7)%	(2.4)%
State rate adjustments	(2.4)%	2.1%
Other adjustments	0.0%	(1.3)%
Valuation allowance	(9.1)%	(13.9)%
Effective income tax rate	—%	—%

The stock compensation permanent difference relates to the February 3, 2021, Board approved grant of Performance Share Unit Award pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement”) to David L. Fischel, the Company’s Chief Executive Officer. Total stock-based compensation attributed to the PSU Agreement was $7.2 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively, of which only a portion was allowed as a tax deduction in those years due to Internal Revenue Code Section 162(m) limitations. Included in other permanent differences between book and tax in the table above are differences such as incentive stock option expenses, nondeductible meals and entertainment, and transactions costs. The state rate adjustments are a result of changes in apportionment and various state rate law changes.

The components of net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current accruals	$1,001	$1,041
Operating lease liabilities	1,372	1,330
Deferred revenue	30	68
Depreciation and amortization	4,058	3,172
Deferred compensation	1,402	1,570
Net operating loss carryovers	33,198	29,118
Tax credit carryovers	462	-
Deferred tax assets	41,523	36,299
Valuation allowance	(38,851)	(35,066)
Net deferred tax assets before deferred tax liabilities	2,672	1,233
Operating lease right-of-use assets	(1,252)	(1,207)
Amortization of intangibles	(1,333)	-
Inventory	(69)	-
Capitalized compensation costs	(18)	(26)
Net deferred tax assets	$-	$-

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

As of December 31, 2024, we had gross federal net operating loss carryforwards arising from our operations of approximately $134.9 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $188.0 million, book/tax differences and expiration of carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year of approximately $98.8 million will expire between 2030 and 2037. The federal net operating losses generated in 2018 and thereafter will be carried forward indefinitely as a result of changes in the tax law following the Tax Cuts and Jobs Act (“TCJA”). As of December 31, 2024, we had gross state net operating loss carryforward of approximately $38.1 million which will expire at various dates between 2025 and 2043 if not utilized.

In addition to the net operating loss carryovers related to our operations, in connection with our acquisition of APT as discussed in Note 3, we acquired federal and state net operating loss and tax credit carryovers of APT. Our ability to utilize those carryovers and credits will be limited under IRC Section 382. The Section 382 limited net operating loss carryovers total approximately $9.1 million, of which $0.6 million was incurred prior to the 2018 effective date of the TCJA and will expire between 2035 and 2037 with the remainder available for indefinite carryforward. The applicable state net operating loss carryforwards related to APT are approximately $9.6 million with $9.1 million expiring at various dates between 2030-2038 with the remaining carried forward indefinitely. The acquired tax credit carryovers total $0.2 million for federal income tax purposes, which expire between 2036 and 2043, and state credit carryovers of $0.3 million, which expire between 2031 and 2038. Consistent with our conclusion with respect to the need for valuation allowances associated with our other deferred tax assets, the net deferred tax assets related to APT of $1.6 million at the acquisition date as well as those at December 31, 2024 were fully included in our valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As the Company has a federal net operating loss carryforward from the year ended December 31, 2003 forward, all tax years from 2003 forward are subject to examination. As states have varying carryforward periods, and the Company has recently entered into additional states, the states are generally subject to examination for the previous 10 years or less.

At December 31, 2024 and 2023, the Company had less than $0.1 million in reserves for uncertain tax positions. The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of the income tax provision, as applicable. As of December 31, 2024 and 2023, accrued interest and penalties were less than $0.1 million.

13. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(24,045)	$(20,713)
Cumulative dividend on convertible preferred stock	(1,308)	(1,343)
Net loss attributable to common stockholders	$(25,353)	$(22,056)

Weighted average number of common shares and equivalents:	85,183,306	80,702,358
Basic EPS	$(0.30)	$(0.27)
Diluted EPS	$(0.30)	$(0.27)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2024	2023
Shares issuable upon vesting/exercise of:
Options to purchase common stock	3,858,360	3,650,115
Series A Convertible Preferred Stock and Accumulated Dividends	49,371,307	49,375,135
Restricted stock units	1,546,532	1,502,131
	54,776,199	54,527,381

14. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan and matches employee contributions up to 3% of each participating employee’s compensation. The Company recognized expense of approximately $0.3 million for the years ended December 31, 2024 and 2023.

15. Product Warranty Provisions

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

Accrued assurance-type warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Warranty accrual, beginning of the fiscal period	$107	$163
Accrual adjustment for product warranty	6	547
Payments made	(63)	(603)
Warranty accrual, end of the fiscal period	$50	$107

16. Commitments and Contingencies

The Company at times becomes a party to claims in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company. In 2024, security agreements were executed under the provisions of the Uniform Commercial Code (“UCC”), and UCC financing statements have been filed by a vendor on underlying inventory for approximately $0.6 million. We believe the financing statements have been filed without merit, and we are fully contesting the propriety of such actions.

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

17. Segment Information

The Company considers reporting segments in accordance with general accounting principles for disclosures about segments of an enterprise and related information. The Company’s system and disposable devices are developed and marketed to a broad base of hospitals in the United States and internationally. The Company considers all such sales to be part of a single operating segment. Geographic revenues for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$13,427	$18,199
International	13,491	8,572
Total	$26,918	$26,771

All of the Company’s long-lived assets are located in the United States. Revenues are attributed to countries based on the location of the customer.

18. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2024, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2024.

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

During the period ended December 31, 2024, the Company completed the acquisition of Access Point Technologies EP, Inc. As a result of the acquisition, the Company is in the process of reviewing the internal control structure of this business and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), within 120 days after December 31, 2024, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item concerning our directors is incorporated by reference to the information set forth in the section titled “Information About the Board of Directors” in our Proxy Statement. Information regarding Section 16 reporting compliance is incorporated by reference to the information set forth in the section titled “Delinquent Section 16(a) Reports” in our Proxy Statement. Information about our audit committee members and audit committee financial expert is incorporated by reference to the information set forth in the section titled “Board Meetings and Committees” in our Proxy Statement. Information about our insider trading policy is incorporated by reference to the information set forth in the section titled “Insider Trading Policy” in our Proxy Statement.

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

The following is information with respect to our executive officers:

David L. Fischel

Chief Executive Officer and Chairman of the Board since February 2017

Director since September 2016

Mr. Fischel, 38, has served as a director of Stereotaxis since leading the equity investment and positive strategic initiatives announced in September 2016. He has served for over ten years as Principal and portfolio manager for medical device investments at DAFNA Capital Management, LLC. Prior to joining DAFNA Capital, he was a research analyst at SCP Vitalife, a healthcare venture capital fund. Mr. Fischel completed his B.S. magna cum laude in Applied Mathematics with a minor in Accounting at the University of California at Los Angeles and received his MBA from Bar-Ilan University in Tel Aviv. He is a Certified Public Accountant, Chartered Financial Analyst and Chartered Alternative Investment Analyst. Mr. Fischel’s extensive understanding of our business, operations and strategy, as well as financial and medical device industry experience, enable him to make valuable contributions to the Board of Directors.

Kimberly R. Peery

Chief Financial Officer

Officer since October 2019

Ms. Peery, 56, was appointed as the Chief Financial Officer in October 2019. She joined the Company in 2003 and has held various positions of increasing responsibilities including Vice President of Finance and Information Systems since November 2016 and Controller from April 2013 to November 2016. Prior to joining the Company, she served as a controller at various private companies. Ms. Peery is a Certified Public Accountant.

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

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Consolidated Financial Statements—See Index to the Consolidated Financial Statements at Item 8 of this Report on Form 10-K.

(2)	The following consolidated financial statement schedule of Stereotaxis, Inc. is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Stereotaxis, Inc.:

—	Schedule II: Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits

See Exhibit Index appearing on page 66 herein.

SCHEDULE II

CONSOLIIDATED VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Balance at
	Beginning of			Balance at
	Year	Additions	Deductions	End of Year
Allowance for credit losses:
Year ended December 31, 2024	$672	402	(492)	$582
Year ended December 31, 2023	$235	554	(117)	$672

Allowance for inventories valuation:
Year ended December 31, 2024	$1,939	444	(6)	$2,377
Year ended December 31, 2023	$1,907	83	(51)	$1,939

EXHIBIT INDEX

Number	Description

2.1††*	Share Purchase Agreement, dated as of May 11, 2024, by and among the Company, Access Point Technologies EP, Inc. and APT Holding Company, Inc., as seller, incorporated by reference to Exhibit 2.1 of the Registrant’s 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2024.

2.2	Amendment No. 1 to Share Purchase Agreement, dated as of July 31, 2024, by and among the Company, Access Point Technologies EP, Inc. and APT Holding Company, Inc., as seller, incorporated by reference to Exhibit 2.2 of the Registrant’s 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2024.

2.3*	Form of Voting and Support Agreement (included as Exhibit B to the Securities Share Purchase Agreement filed as Exhibit 2.1), incorporated by reference to Exhibit 2.3 of the Registrant’s 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2024.

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on August 08, 2019.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2

Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.7 of the Registrant’s Form 10-K/A (File No. 001-36159) (filed herewith).

10.1a#	Stereotaxis, Inc. 2022 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2022.

10.1b#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2022 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1b of the Registrant’s 10-K (File No. 001-36159) for the fiscal year ended December 31, 2022.

10.1c#	Form of Incentive Stock Option Award Agreement under the 2022 Stock Incentive Plan, incorporated by reference to Exhibit 10.1c of the Registrant’s 10-K (File No. 001-36159) for the fiscal year ended December 31, 2022.

10.1d#	Form of Non-Qualified Stock Option Award Agreement under the 2022 Stock Incentive Plan, incorporated by reference to Exhibit 10.1d of the Registrant’s 10-K (File No. 001-36159) for the fiscal year ended December 31, 2022.

10.1e#	2022 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2022.

10.1f#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 9, 2016, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2016.

10.1g#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 22, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2017.

10.1h#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 11, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q ((File No. 001-36159) for the fiscal quarter ended June 30, 2021.

10.1i#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013, incorporated by reference to Exhibit 10.1d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1j#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.1k#	Form of Incentive Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1f of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1l#	Form of Non-Qualified Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1g of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1m#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.2#	Summary of Non-Employee Director Compensation Program effective January 1, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.3#	Summary of Non-Employee Director Compensation Program effective July 1, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10Q (File No. 001-36159) for the fiscal quarter ended September 30, 2021.

10.4#	Executive Employment Agreement, dated December 17, 2020, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on December 18, 2020.

10.5#	Performance Share Unit Award Agreement, dated February 23, 2021, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on February 24, 2021.

10.6	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.7a	Office Lease dated March 1, 2021, between the Registrant and Globe Building Company, GP, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 4, 2021.

10.7b	First Amendment to Office Lease dated March 30, 2021, between Registrant and Globe Building Company, GP incorporated by reference to Exhibit 10.1b of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 13, 2021.

10.7c	Second Amendment to Office Lease dated November 5, 2021, between Registrant and Globe Building Company, GP incorporated by reference to Exhibit 10.12i of the Registrant’s Form 10-K (File No. 001-36159) filed on March 10, 2022.

10.8	Registration Rights Agreement, dated September 26, 2016, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

19.1	Stereotaxis, Inc. Insider Trading Policy (filed herewith).

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2009.

22.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

97.1	Policy for Recovery of Erroneously Awarded Compensation incorporated by reference to Exhibit 97.1 of the Registrant’s Form 10-K (File No. 001-36159) filed on March 8, 2024.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

††	As permitted by Regulation S-K, Item 601(b)(2)(ii) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document.

*

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

STEREOTAXIS, INC. (Registrant)

Date: March 14, 2025	By:	/s/ David L. Fischel
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

Signature	Title	Date

/s/ David L. Fischel	Chairman of the Board of Directors and Chief Executive Officer	March 14, 2025
David L. Fischel	(principal executive officer)

/s/ Kimberly R. Peery	Chief Financial Officer	March 14, 2025
Kimberly R. Peery	(principal financial officer and principal accounting officer)

/s/ David W. Benfer	Director	March 14, 2025
David W. Benfer

/s/ Nathan Fischel	Director	March 14, 2025
Nathan Fischel

/s/ Myriam J. Curet	Director	March 14, 2025
Myriam J. Curet

/s/ Arun Menawat	Director	March 14, 2025
Arun Menawat

/s/ Nachum Shamir	Director	March 14, 2025
Nachum Shamir

/s/ Ross B. Levin	Director	March 14, 2025
Ross B. Levin

