Form 10-Q
period 2025-03-31
Stereotaxis, Inc.
filed 2025-05-13
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

The number of outstanding shares of the registrant’s common stock on April 30, 2025, was 86,000,849.

STEREOTAXIS, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STEREOTAXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,601	$12,217
Restricted cash - current	88	219
Accounts receivable, net of allowance of $556 and $582 at 2025 and 2024, respectively	4,324	3,824
Inventories, net	9,812	8,331
Prepaid expenses and other current assets	1,088	1,848
Total current assets	25,913	26,439
Property and equipment, net	3,441	3,573
Goodwill	3,764	3,764
Intangible assets, net	7,144	7,358
Operating lease right-of-use assets	5,345	5,483
Prepaid and other non-current assets	98	107
Total assets	$45,705	$46,724

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,544	$5,668
Accrued liabilities	2,926	2,922
Deferred revenue	8,163	6,804
Current contingent consideration	6,008	5,638
Current portion of operating lease liabilities	588	570
Total current liabilities	24,229	21,602
Long-term deferred revenue	1,698	2,064
Long term contingent consideration	6,258	6,126
Operating lease liabilities	5,280	5,436
Other liabilities	64	64
Total liabilities	37,529	35,292

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 10,000,000 shares authorized; 21,233 and 21,458 shares outstanding at 2025 and 2024, respectively	5,296	5,352

Stockholders’ equity:
Common stock, par value $0.001; 300,000,000 shares authorized, 85,983,677 and 85,326,557 shares issued at 2025 and 2024, respectively	86	85
Additional paid in capital	570,548	567,926
Treasury stock, 4,015 shares at 2025 and 2024	(206)	(206)
Accumulated deficit	(567,548)	(561,725)
Total stockholders’ equity	2,880	6,080
Total liabilities and stockholders’ equity	$45,705	$46,724

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue:
Systems	$1,964	$2,612
Disposables, service and accessories	5,508	4,268
Total revenue	7,472	6,880

Cost of revenue:
Systems	1,667	1,900
Disposables, service and accessories	1,741	1,014
Total cost of revenue	3,408	2,914

Gross margin	4,064	3,966

Operating expenses:
Research and development	2,350	2,243
Sales and marketing	3,148	3,003
General and administrative	4,495	3,466
Total operating expenses	9,993	8,712
Operating loss	(5,929)	(4,746)

Interest income, net	106	239
Net loss	$(5,823)	$(4,507)

Cumulative dividend on convertible preferred stock	(314)	(331)
Net loss attributable to common stockholders	$(6,137)	$(4,838)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)

Weighted average number of common shares and equivalents:
Basic	87,769,366	83,476,498
Diluted	87,769,366	83,476,498

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2024

(in thousands,	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
except share amounts)	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2023	22,358	$5,577	80,949,697	$81	$554,148	$(206)	$(537,680)	$16,343
Stock issued for the exercise of stock options			9,550		8			8
Stock-based compensation			161,474		2,589			2,589
Net loss							(4,507)	(4,507)
Employee stock purchase plan			13,388		22			22
Preferred stock issuance	(450)	(113)	998,668	1	111			112
Balance at March 31, 2024	21,908	$5,464	82,132,777	$82	$556,878	$(206)	$(542,187)	$14,567

Three Months Ended March 31, 2025

(in thousands,	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
except share amounts)	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2024	21,458	$5,352	85,326,557	$85	$567,926	$(206)	$(561,725)	$6,080
Stock issued for the exercise of stock options			4,103		1			1
Stock-based compensation			120,908		2,535			2,535
Net loss							(5,823)	(5,823)
Employee stock purchase plan			14,054		30			30
Preferred stock issuance	(225)	(56)	518,055	1	56			57
Balance at March 31, 2025	21,233	$5,296	85,983,677	$86	$570,548	$(206)	$(567,548)	$2,880

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(5,823)	$(4,507)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	156	140
Amortization of intangibles	214	-
Loss on revaluation of contingent consideration	502	-
Non-cash lease expense	-	3
Stock-based compensation	2,535	2,589
Changes in operating assets and liabilities:		-
Accounts receivable	(500)	(131)
Inventories	(1,481)	174
Prepaid expenses and other current assets	760	(169)
Other assets	9	21
Accounts payable	852	117
Accrued liabilities	5	192
Deferred revenue	992	(775)
Net cash used in operating activities	(1,779)	(2,346)
Cash flows from investing activities
Purchase of property and equipment	-	-
Cash acquired in business acquisitions	-	-
Net cash provided by (used in) investing activities	-	-
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	32	30
Net cash provided by financing activities	32	30
Net decrease in cash, cash equivalents, and restricted cash	(1,747)	(2,316)
Cash, cash equivalents, and restricted cash at beginning of period	12,436	20,562
Cash, cash equivalents, and restricted cash at end of period	$10,689	$18,246

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$23	$-

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheet as of March 31st:
Cash and cash equivalents	$10,601	$17,633
Restricted cash - current	88	525
Restricted cash	-	88
Total cash, cash equivalents, and restricted cash	$10,689	$18,246

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stereotaxis has continued to advance development and regulatory approval of its Robotic Magnetic Navigation systems and proprietary interventional devices. In the third quarter of 2024, we attained CE Mark for the GenesisX RMN System and are working towards FDA 510(k) regulatory clearance within the United States. This latest generation of the RMN System is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems. In November 2024, the Genesis RMN system, our current generation system, received regulatory approval from China’s National Medical Products Administration (NMPA), and our partner MicroPort received the regulatory clearances for their integrated mapping system and novel ablation catheter making available the most current advanced minimally-invasive robotic technology to physicians and patients in China.

The Stereotaxis MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, obtained the CE marking in Europe during the first quarter, 2025, and we are in the process of obtaining necessary approvals in the U.S. and other countries. We are also currently seeking FDA clearances for other devices including the MAGiC Sweep™ catheter, the first high-density EP mapping catheter developed to be robotically navigated using Stereotaxis’ Robotic Magnetic Navigation system, and the EMAGIN 5F catheter guide designed to robotically navigate tortuous venous and arterial vasculature.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three-month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for future operating periods.

These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (SEC) on March 14, 2025.

Risks and Uncertainties

Tariff and Trade Regulation Update

On February 1, 2025, the United States announced a 25 percent tariff on most imports from Mexico and Canada. Goods meeting the rules of origin under the United States-Mexico-Canada Agreement (“USMCA”) are expressly exempt. All sub-assemblies we source from Mexico qualify under USMCA; therefore, these items were not subject to the tariff, and the effect on our cost of revenues for the three months ended March 31, 2025 was immaterial.

On April 2, 2025, the United States imposed a 10 percent universal tariff on all imports that do not qualify under USMCA and announced additional country-specific tariffs that are presently suspended for 90 days. We procure certain specialty metals and other raw materials from suppliers in Japan and several European countries that are subject to the new 10 percent tariff.

On April 7, 2025, the United States increased tariffs on imports from the People’s Republic of China (“China”) to rates of up to 145 percent, and China imposed a 125 percent retaliatory tariff on U.S.-origin goods. We import limited quantities of R&D consumables and manufacturing inputs from China and, through our partner MicroPort Scientific Corporation, sell U.S.-manufactured Robotic Magnetic Navigation (“RMN”) systems into China. Both inbound materials and outbound finished products are now subject to these reciprocal tariffs.

On May 12, 2025, following negotiations in Geneva, the United States and China issued a Joint Statement suspending most of the reciprocal tariff increases for an initial 90-day period while talks continue. Under the agreement, (i) U.S. duties on Chinese goods have been reduced to a base rate of approximately 30 percent, down from the prior 145 percent ceiling, and (ii) China has lowered its duty on U.S. goods to approximately 10 percent, down from 125 percent. All other non-tariff counter-measures announced since April 2025 have been suspended for the same period.

 Our proprietary Magic Catheter is manufactured in Germany and currently distributed only in Europe. If tariffs comparable to those described above are extended to European medical devices entering the United States, our planned U.S. product launch could be delayed or rendered uneconomical, which would, in turn, slow adoption of our RMN platform.

Other Risks and Uncertainties

Future results of operations and liquidity could be materially adversely impacted by uncertainties in macroeconomic and geopolitical factors. In the first quarter, the Company continued to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, tariffs and other trade regulations that are or may be imposed, and logistics delays which make it difficult for us to source parts and ship our products. We continue to evaluate the macroeconomics business environment, taking action to increase inventory levels where appropriate and engaging in discussions with our vendors on contractual obligations, but we cannot guarantee that our business activities will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions, tariff escalation, retaliatory measures and new import restrictions could lead to higher inflation than previously experienced or expected, which could, in turn create supply shortages as companies seek alternative sources of supply and adjust their logistics and transportation routes. As a result of these factors, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, especially tariff induced inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

Many of our hospital customers, for whom the purchase of our system involves a significant capital purchase which may be part of a larger construction project at the customer site (typically the construction of a new building), may themselves be under similar pressures. Hospitals continue to experience challenges with staffing and cost pressures as supply chain constraints and inflation drive up operating costs. Hospitals may also be adversely affected by the liquidity concerns driven by elevated interest rates and the broader macroeconomic environment. These factors could cause delays or cancellations of current purchase orders and other commitments and may exacerbate the long and variable sales and installation cycles for our robotic magnetic navigation systems. Our hospital customers have also experienced challenges in sourcing supplies, such as catheters, needed to perform procedures. Such shortages have, and may continue to, put pressure on procedures and our disposable revenue. Delays in order placement, cancellation of existing orders and reduced demand or availability of our disposable products all would have a material adverse effect on our business, financial condition, and results of operations.

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

In addition to the aforementioned macroeconomic factors, the COVID-19 pandemic or similar occurrences may negatively affect demand for both our systems and our disposable products. In the past, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. We also experienced reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) re-prioritized the treatment of patients and diverted resources away from non-pandemic areas, leading to the performance of fewer procedures in which our disposable products are used. The impact varied widely over time by individual geography. For instance, in 2022, procedure volumes were challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors. In the first quarter of 2023, COVID-19 resurgences in China continued to negatively impact our procedure volumes in that region, but as infections and hospitalization decreased, we saw a recovery of procedure volumes with no further impacts in the year. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition. We continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements relating to new or ongoing periodic resurgences of pandemic-related issues, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Since our inception, we have generated significant losses. As of March 31, 2025, we have incurred cumulative net losses of approximately $567.5 million. In 2025, the Company plans to advance adoption of its robotic magnetic navigation systems and its propriety devices in those markets where regulatory clearance has been received and to work with regulatory approval authorities in those geographies where approval is pending, with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2025 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During the remainder of 2025, we will continue to monitor the impact of the macroeconomic environment on our project timing, regulatory approvals, customer and supplier operations, and our operating results. While we believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital equipment requirements through the next twelve months, in light of the macroeconomic environment, we cannot guarantee that we will not need additional funding. We may be required to delay projects, raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, and private sales of our equity securities. We continue to explore financing alternatives, which may include the sale of equity securities or non-core assets, strategic collaboration agreements, debt financings, or distribution rights. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on several factors outside of our control.

We cannot assure you that additional financing will be available on acceptable terms or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves, or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition, and operational results. In addition, we could be required to cease operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other highly liquid investments with original maturities of three months or less from the date of purchase. Accrued interest receivable on money market instruments, included in other current assets, was less than $0.1 million as of March 31, 2025, and December 31, 2024.

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company’s restricted cash was $0.1 million and $0.2 million as of March 31, 2025, and December 31, 2024, respectively.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-term and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of March 31, 2025, and December 31, 2024, the Company had no short-term investments.

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

The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities using the probability of default method and analyzes the unrealized loss positions and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not have any material expected credit losses on investments or material expected credit losses on accrued interest related to investments during the three months ended March 31, 2025, or year ended December 31, 2024.

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

As of March 31, 2025, and December 31, 2024, financial assets classified as Level 2 consisted of money market funds. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

As of March 31, 2025, and December 31, 2024, financial liabilities classified as Level 3 consisted of the contingent consideration due to the APT acquisition. The Company reviews the change in the fair value of contingent consideration, which is performed by a third-party valuation firm. See Note 3 for further information regarding the valuation methods used by the third-party valuation firm. The approach results in the Level 3 classification of the contingent consideration within the fair value hierarchy.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 for the three months ended March 31, 2025 and 2024. Revenue from system delivery and installation represented 26% and 38% of revenue for the three months ended March 31, 2025, and 2024, respectively.

Disposables:

Revenue from sales of disposable products i

s recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the three months ended March 31, 2025, and 2024. Disposable revenue represented 39% and 21% of revenue for the three months ended March 31, 2025, and 2024, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. There was no royalty revenue for the three months ended March 31, 2025, and there was less than $0.1 million for the three months ended March 31, 2024.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements, service-type warranties, and the implied obligation to provide software enhancements are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 35% and 41% of revenue for the three months ended March 31, 2025, and 2024, respectively.

The following table summarizes the Company’s revenue for systems, disposables, and service and accessories for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Systems	$1,964	$2,612
Disposables, service and accessories	5,508	4,268
Total revenue	$7,472	$6,880

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $14.2 million as of March 31, 2025. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	March 31, 2025	December 31, 2024
Contract Assets - unbilled receivables	$111	$90
Total unbilled receivables	$111	$90

Customer deposits	$3,370	$2,687
Product shipped, revenue deferred	1,793	1,708
Deferred service and license fees	4,698	4,473
Total deferred revenue	$9,861	$8,868
Less: Long-term deferred revenue	(1,698)	(2,064)
Total current deferred revenue	$8,163	$6,804

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

Revenue recognized for the three months ended March 31, 2025, and 2024, that was included in the deferred revenue balance at the beginning of each reporting period was $2.2 million and $3.0 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s consolidated balance sheet were approximately $0.1 million as of March 31, 2025, and December 31, 2024. The Company did not incur any impairment losses during any of the periods presented.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. Other acquired intangible assets are stated at the fair value acquired. Goodwill is not amortized; rather, it is evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired. Definite-lived intangible assets are considered long-lived assets and are amortized on a straight-line basis over the periods that expected economic benefits will be provided. See Note 3 Acquisitions, for further discussion of the goodwill and intangible assets recorded as of the acquisition date and as of March 31, 2025.

Contingent Liabilities- Earnout Consideration

The Company has determined that the contingent consideration due under the terms of its July 31, 2024, acquisition agreement with APT Holding Company, Inc. represents a contingent liability in accordance with the provisions of Accounting Standard 805, Business Combinations. The Company has established short-term and long-term contingent liabilities for the net present fair value of contingent payments which are both probable of occurrence and reasonably estimable. The initial fair value of the contingent consideration was determined by a third-party valuation firm using both a Monte Carlo simulation and probability-based approaches. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in the Company’s earnings as a charge to General and Administrative expenses. See Note 3, Acquisitions for further discussion of the contingent consideration recorded as of the acquisition date and as of March 31, 2025.

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

The Company leases its facilities under operating leases. In accordance with ASC 842, operating lease agreements are recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability. These leases generally do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions. Many of our leases include both lease (i.e., fixed payments including rent, taxes, and insurance costs) and non-lease components (i.e., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases.

The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the consolidated balance sheet.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the three months ended March 31, 2025, were 1) expected dividend rate of 0%; 2) expected volatility of 75% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years, net of actual forfeitures. Restricted shares and units granted to employees and non-employee directors are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period, which is generally four years except for grants to directors which are generally earned over a period of six months. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(5,823)	$(4,507)
Cumulative dividend on convertible preferred stock	(314)	(331)
Net loss attributable to common stockholders	$(6,137)	$(4,838)

Weighted average number of common shares and equivalents:	87,769,366	83,476,498
Basic EPS	$(0.07)	$(0.06)
Diluted EPS	$(0.07)	$(0.06)

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

As of March 31, 2025, the Company had 3,728,305 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.82 per share, 49,336,534 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock and 1,754,625 shares of unvested restricted share units. The Company had no unearned restricted shares outstanding as of March 31, 2025.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, primarily related to the effective tax rate reconciliation and income taxes paid. The Company does not expect a significant impact on its income tax disclosures upon adoption of the ASU which will be effective at the Company’s year end December 31, 2025.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”). This ASU provides illustrative examples to clarify how entities should determine whether profits interest and similar awards are within the scope of Topic 718 or other compensation guidance, such as Topic 710. Amendments in ASU 2024-01 are effective for public business entities for annual periods beginning after December 15, 2024, and for all other entities for annual periods beginning after December 15, 2025. The Company does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.

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

The Company’s consolidated statement of earnings for the three months ended March 31, 2025 includes APT post-acquisition revenue of $1,456. Net loss for the three months ended March 31, 2025 was $738. Net loss for the three months ended March 31, 2025, includes $502 of expense due to the revaluation of the contingent consideration as of the reporting date. This expense is recognized within General and Administrative expenses for the three months ended March 31, 2025.

Three Months Ended March 31, 2025
(in thousands)	(Unaudited)
Revenue	$1,456
Net loss	$(738)

The following represents the pro forma consolidated revenue as if APT had been included in the consolidated results of the Company. Revenue was $7,993 for the three months ended March 31, 2024.

The intangible assets related to the acquisition consisted of the following:

	Fair Value	Amortization Period
	(in thousands)	(in years)
Intangible assets subject to amortization:
Developed technology	$6,250	7.0 - 8.0
Customer relationships	310	10.0
Trademark	410	5.0
Total intangible assets subject to amortization	$6,970
Weighted average amortization period		7.7
Intangible assets not subject to amortization
In process research and development	770	N/A
Goodwill	$3,764	N/A
Total intangible assets not subject to amortization	4,534
Total intangible assets	$11,504

4. Financial Instruments

The following table summarizes the Company’s cash and cash equivalents, amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant category reported as cash and cash equivalents and restricted cash as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Reported as:
(in thousands)	Cash and Cash Equivalents	Restricted Cash- current
Cash	$1,463	$-
Level 2
Money market funds	9,138	88
Subtotal	9,138	88
Total assets measured at fair value	$10,601	$88

	December 31, 2024
	Reported as:
(in thousands)	Cash and Cash Equivalents	Restricted Cash- current
Cash	$969	$-
Level 2
Money market funds	11,248	219
Subtotal	11,248	219
Total assets measured at fair value	$12,217	$219

Interest income recorded for these cash and investments was $0.1 million and $0.7 million during the three months ended March 31, 2025, and the year ended December 31, 2024, respectively.

As of March 31, 2025, and December 31, 2024, the Company did not have any financial assets classified as Level 1 or Level 3. The contingent consideration is carried at fair value and is a Level 3 financial liability. See further discussion of the contingent consideration in Note 3.

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$5,967	$5,223
Work in process	852	1,103
Finished goods	5,368	4,382
Reserve for excess and obsolescence	(2,375)	(2,377)
Total inventory	$9,812	$8,331

At the closing of the acquisition, GAAP accounting required us to record all acquired inventory at its market value.

The Company had approximately $2.4 million in reserve for excess and obsolescence. The reserve includes the fair value of slow moving acquired inventory and the value of Niobe Systems and related raw materials and spare parts.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$461	$405
Prepaid commissions	65	78
Deposits	629	411
Deferred cost of revenue	-	1,025
Other assets	31	36
Total prepaid expenses and other assets	1,186	1,955
Less: Noncurrent prepaid expenses and other assets	(98)	(107)
Total current prepaid expenses and other assets	$1,088	$1,848

Deferred cost of revenue represents the cost of systems for which the system has been delivered to the customer but for which revenue has not been recognized.

7. Property and Equipment

Property and Equipment consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$5,121	$5,098
Leasehold improvements	2,916	2,916
	8,037	8,014
Less: Accumulated depreciation	(4,596)	(4,441)
Net property and equipment	$3,441	$3,573

8. Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Goodwill	$3,764	$3,764

Developed technology	6,250	6,250
In process research and development	770	770
Customer relationships	310	310
Trademark	410	410
Total intangibles	7,740	7,740

Less: Accumulated amortization	(596)	(382)
Net intangibles	$7,144	$7,358

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

As of March 31, 2025, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 6.84 years.

The following table represents lease costs and other lease information (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$269	$227
Short-term lease cost	1	3
Total net lease cost	$270	$230

Cash paid within operating cash flows	$294	$258

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2025, were as follows (in thousands):

March 31, 2025
2025	$809
2026	1,097
2027	1,122
2028	1,147
2029	1,173
2030 and thereafter	2,533
Total lease payments	7,881
Less: Interest	(2,013)
Present value of lease liabilities	$5,868

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued salaries, bonus, and benefits	$1,465	$1,569
Accrued warranties	50	50
Accrued professional services	298	170
Accrued investigational sites	46	45
Deferred contract obligation	1,045	1,045
Other	86	107
Total accrued liabilities	2,990	2,986
Less: Long term accrued liabilities	(64)	(64)
Total current accrued liabilities	$2,926	$2,922

11. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. No dividends have been declared or paid as of March 31, 2025, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

Series A Convertible Preferred Stock and Warrants

In September 2016, the Company issued (i) 24,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share, with a stated value of $1,000 per share, which are convertible into shares of the Company’s common stock at an initial conversion rate of $0.65 per share, subject to adjustment for events such as stock splits, combinations and the like as provided in the certificate of designations covering such Series A Preferred Stock, and (ii) (the SPA Warrants) to purchase an aggregate of 36,923,078 shares of common stock. The shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The Series A Preferred Stock bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Preferred Stock. Each holder of convertible preferred shares has the right to require us to redeem such holder’s shares of Series A Preferred Stock upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets, or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the Series A Preferred Stock in the event of a defined change of control. The Series A Preferred Stock ranks senior to our common stock as to distributions and payments upon the liquidation, dissolution, and winding up of the Company. Since the Series A Preferred Stock are subject to conditions for redemption that are outside the Company’s control, the Series A Preferred Stock are presently reported in the mezzanine section of the consolidated balance sheet.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $1.8 million for the three months ended March 31, 2025, and 2024. As of March 31, 2025, and 2024, the Company had approximately $28.1 million and $35.2 million, respectively, of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of March 31, 2025, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

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

As of March 31, 2025, the Company had 5,070,352 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

As of March 31, 2025, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $2.3 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three-month period ended March 31, 2025, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2024	3,858,360	$0.74 - $9.20	$3.79
Granted	1,000	$2.27	$2.27
Exercised	(22,800)	$0.74 - $2.15	$2.04
Forfeited	(108,255)	$1.53 - $6.96	$3.10
Outstanding, March 31, 2025	3,728,305	$0.74 - $9.20	$3.82

A summary of the restricted stock unit activity for the three-month period ended March 31, 2025, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2024	1,546,532	$3.36
Granted	328,093	$1.80
Vested	(120,000)	$5.24
Outstanding, March 31, 2025	1,754,625	$2.94

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

Accrued assurance-type warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Warranty accrual, beginning of the fiscal period	$50	$107
Accrual adjustment for product warranty	1	6
Payments made	(1)	(63)
Warranty accrual, end of the fiscal period	$50	$50

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

14. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Part II - Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31,2024, as well as various impacts related to our previously announced acquisition of Access Point Technologies EP, Inc. (“APT”). Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, results of operations, the on-going impact of the coronavirus (“COVID -19”) pandemic and our response to it or any impact of a similar pandemic, and statements relating to our recent acquisition of APT including any benefits expected from the acquisition, potential strategic implications as a result of the acquisition, and the potential for achievement of the regulatory and commercial milestones that would trigger contingent payments in the transaction. Such statements include, but are not limited to, statements preceded by, followed by, or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “can”, “could”, “may”, “would”, or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they are made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

In the first quarter of 2025, Stereotaxis has continued to advance development and regulatory approval of its Robotic Magnetic Navigation systems and proprietary interventional devices. In the third quarter of 2024, we attained CE Mark for the GenesisX RMN System and are working towards FDA 510(k) regulatory clearance within the United States. This latest generation of the RMN System is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems. In November 2024, the Genesis RMN system, our current generation system, received regulatory approval from China’s National Medical Products Administration (NMPA), and our partner MicroPort received the regulatory clearances for their integrated mapping system and novel ablation catheter making available the most current advanced minimally-invasive robotic technology to physicians and patients in China.

The Stereotaxis MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, obtained the CE marking in Europe during the first quarter, 2025, and we are in the process of obtaining necessary approvals in the U.S. and other countries. We are also currently seeking FDA clearances for other devices including the MAGiC Sweep™ catheter, the first high-density EP mapping catheter developed to be robotically navigated using Stereotaxis’ Robotic Magnetic Navigation system, and the EMAGIN 5F catheter guide designed to robotically navigate tortuous venous and arterial vasculature.

Tariff and Trade Regulation Update

On February 1, 2025, the United States announced a 25 percent tariff on most imports from Mexico and Canada. Goods meeting the rules of origin under the United States-Mexico-Canada Agreement (“USMCA”) are expressly exempt. All sub-assemblies we source from Mexico qualify under USMCA; therefore, these items were not subject to the tariff, and the effect on our cost of revenues for the three months ended March 31, 2025 was immaterial.

On April 2, 2025, the United States imposed a 10 percent universal tariff on all imports that do not qualify under USMCA and announced additional country-specific tariffs that are presently suspended for 90 days. We procure certain specialty metals and other raw materials from suppliers in Japan and several European countries that are subject to the new 10 percent tariff. We expect some vendors to pass the incremental duty through price increases, which could elevate our cost of revenues and research and development (“R&D”) expenses in the second half of 2025.

On April 7, 2025, the United States increased tariffs on imports from the People’s Republic of China (“China”) to rates of up to 145 percent, and China imposed a 125 percent retaliatory tariff on U.S.-origin goods. We import limited quantities of R&D consumables and manufacturing inputs from China and, through our partner MicroPort Scientific Corporation, sell U.S.-manufactured Robotic Magnetic Navigation (“RMN”) systems into China. Both inbound materials and outbound finished products are now subject to these reciprocal tariffs.

On May 12, 2025, following negotiations in Geneva, the United States and China issued a Joint Statement suspending most of the reciprocal tariff increases for an initial 90-day period while talks continue. Under the agreement, (i) U.S. duties on Chinese goods have been reduced to a base rate of approximately 30 percent, down from the prior 145 percent ceiling, and (ii) China has lowered its duty on U.S. goods to approximately 10 percent, down from 125 percent. All other non-tariff counter-measures announced since April 2025 have been suspended for the same period.

Our proprietary Magic Catheter is manufactured in Germany and currently distributed only in Europe. If tariffs comparable to those described above are extended to European medical devices entering the United States, our planned U.S. product launch could be delayed or rendered uneconomical, which would, in turn, slow adoption of our RMN platform.

If the reduced rates remain in place, we anticipate a less than one percent increase in expenses for the second half of 2025. If the higher tariffs are reinstated, the impact could be more material, particularly to sales of RMN systems in China. We are actively pursuing mitigation strategies—including supplier diversification, bonded-warehouse programs, and contractual price-adjustment clauses.

The ultimate effect of any tariff or trade barrier will depend on factors outside our control, including the duration of the current 90-day pause, the outcome of ongoing negotiations, potential extensions or escalations, and the responses of our suppliers and customers.

Other Risks and Uncertainties

Future results of operations and liquidity could be materially adversely impacted by uncertainties in macroeconomic and geopolitical factors. In the first quarter, the Company continued to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, tariffs and other trade regulations that are or may be imposed, and logistics delays which make it difficult for us to source parts and ship our products. We continue to evaluate the macroeconomics business environment, taking action to increase inventory levels where appropriate and engaging in discussions with our vendors on contractual obligations, but we cannot guarantee that our business activities will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions, tariff escalation, retaliatory measures and new import restrictions could lead to higher inflation than previously experienced or expected, which could, in turn create supply shortages as companies seek alternative sources of supply and adjust their logistics and transportation routes. As a result of these factors, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, especially tariff induced inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

Many of our hospital customers, for whom the purchase of our system involves a significant capital purchase which may be part of a larger construction project at the customer site (typically the construction of a new building), may themselves be under similar pressures. Hospitals continue to experience challenges with staffing and cost pressures as supply chain constraints and inflation drive up operating costs. Hospitals may also be adversely affected by the liquidity concerns driven by elevated interest rates and the broader macroeconomic environment. These factors could cause delays or cancellations of current purchase orders and other commitments and may exacerbate the long and variable sales and installation cycles for our robotic magnetic navigation systems. Our hospital customers have also experienced challenges in sourcing supplies, such as catheters, needed to perform procedures. Such shortages have, and may continue to, put pressure on procedures and our disposable revenue. Delays in order placement, cancellation of existing orders and reduced demand or availability of our disposable products all would have a material adverse effect on our business, financial condition, and results of operations.

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

In addition to the aforementioned macroeconomic factors, the COVID-19 pandemic or similar occurrences may negatively affect demand for both our systems and our disposable products. In the past, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. We also experienced reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) re-prioritized the treatment of patients and diverted resources away from non-pandemic areas, leading to the performance of fewer procedures in which our disposable products are used. The impact varied widely over time by individual geography. For instance, in 2022, procedure volumes were challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors. In the first quarter of 2023, COVID-19 resurgences in China continued to negatively impact our procedure volumes in that region, but as infections and hospitalization decreased, we saw a recovery of procedure volumes with no further impacts in the year. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition. We continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements relating to new or ongoing periodic resurgences of pandemic-related issues, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Since our inception, we have generated significant losses. As of March 31, 2025, we have incurred cumulative net losses of approximately $567.5 million. In 2025, the Company plans to advance adoption of its robotic magnetic navigation systems and its propriety devices in those markets where regulatory clearance has been received and to work with regulatory approval authorities in those geographies where approval is pending, with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2025 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During the remainder of 2025, we will continue to monitor the impact of the macroeconomic environment on our project timing, regulatory approvals, customer and supplier operations, and our operating results. While we believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital equipment requirements through the next twelve months, in light of the macroeconomic environment, we cannot guarantee that we will not need additional funding. We may be required to delay projects, raise capital or pursue other financing strategies to continue our operations. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, and private sales of our equity securities. We continue to explore financing alternatives, which may include the sale of equity securities or non-core assets, strategic collaboration agreements, debt financings, or distribution rights. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on several factors outside of our control.

We cannot assure you that additional financing will be available on acceptable terms or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves, or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition, and operational results. In addition, we could be required to cease operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our consolidated financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 for the three months ended March 31, 2025 and 2024.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the three months ended March 31, 2025, and 2024.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s consolidated balance sheets were approximately $0.1 million as of March 31, 2025, and December 31, 2024. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025, and 2024

Revenue. Revenue increased from $6.9 million for the three months ended March 31, 2024, to $7.5 million for the three months ended March 31, 2025, an increase of 9%. Revenue from the sales of systems decreased to $2.0 million for the three months ended March 31, 2025, from $2.6 million for the three months ended March 31, 2024, driven by volume changes in system related products in the current year period. Revenue from sales of disposable interventional devices, service, and accessories increased to approximately $5.5 million for the three months ended March 31, 2025, from $4.3 million for the three months ended March 31, 2024, an increase of approximately 29%. The increase was primarily driven by the impact of post-acquisition non-magnetic disposable device sales recorded in the current year period partially offset by timing of service contract renewals.

Cost of Revenue. Cost of revenue increased from $2.9 million for the three months ended March 31, 2024, to $3.4 million for the three months ended March 31, 2025, an increase of approximately 17%. As a percentage of our total revenue, overall gross margin decreased to 54% for the three months ended March 31, 2025, from 58% for the three months ended March 31, 2024, primarily due to changes in product mix. Cost of revenue for systems sold decreased from $1.9 million for the three months ended March 31, 2024, to $1.7 million for the three months ended March 31, 2025, driven by product mix in the current year period. Gross margin for systems was $0.7 million for the three months ended March 31, 2024, compared to $0.3 million for the three months ended March 31, 2025. Cost of revenue for disposables, service, and accessories increased from $1.0 million for the three months ended March 31, 2024, to $1.7 million for the three months ended March 31, 2025. Gross margin for disposables, service, and accessories was 68% for the three months ended March 31, 2025, compared to 76% for the three months ended March 31, 2024. Gross margin for disposables, service, and accessories was depressed by acquisition related accounting which required the valuation of acquired finished good inventory to fair value and by change in product mix in the current period.

Research and Development Expenses. Research and development expenses increased from $2.2 million for the three months ended March 31, 2024, to $2.3 million for the three months ended March 31, 2025, an increase of approximately 5%. This increase was primarily driven by additional headcount from our acquisition partially offset by project timing in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses increased from $3.0 million for the three months ended March 31, 2024, to $3.1 million for the three months ended March 31, 2025, an increase of approximately 5%. The increase was primarily driven by tradeshow expenses in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management expenses, amortization of acquisition related intangible assets, and the gain or loss associated with the remeasurement of the acquisition related contingent consideration. General and administrative expenses increased from $3.5 million for the three months ended March 31, 2024, to $4.5 million for the three months ended March 31, 2025, an increase of approximately 30%. This increase was primarily driven by the acquisition related contingent consideration, amortization of the acquisition related intangible assets, and higher administrative expenses and professional service fees in the current year period.

Interest Income (Expense). Net interest income was approximately $0.2 million for the three months ended March 31, 2024, compared to $0.1 million for the three months ended March 31, 2025. The decrease was driven by lower invested balances and lower interest rates in the current year period.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of March 31, 2025, we had $10.7 million of cash and cash equivalents, inclusive of restricted cash. We had working capital of $1.7 million as of March 31, 2025, compared to $4.8 million as of December 31, 2024.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flow used in operating activities	$(1,779)	$(2,346)
Cash flow provided by (used in) investing activities	-	-
Cash flow provided by financing activities	32	30

Net cash used in operating activities. We used approximately $1.8 million and $2.3 million of cash for operating activities during the three months ended March 31, 2025, and 2024, respectively. The decrease in cash used in operating activities was driven by changes in working capital partially offset by the increased operating loss.

Net cash provided by investing activities. We did not use any cash for investing activities during the three months ended March 31, 2025, and 2024, respectively.

Net cash provided by financing activities. We generated less than $0.1 million of cash from financing activities during the three months ended March 31, 2025, and 2024. The cash generated in both periods was driven by the proceeds from issuance of stock from the exercise of options, net of issuance costs, and from our employee stock purchase program.

Capital Resources

As of March 31, 2025, the Company did not have any debt.

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

STEREOTAXIS, INC. (Registrant)

Date: May 13, 2025	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

Date: May 13, 2025	By:	/s/ Kimberly R. Peery
Kimberly R. Peery
Chief Financial Officer

