Form 10-Q
period 2025-06-30
Stereotaxis, Inc.
filed 2025-08-13
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

The number of outstanding shares of the registrant’s common stock on July 31, 2025, was 90,653,769.

STEREOTAXIS, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STEREOTAXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,967	$12,217
Restricted cash - current	-	219
Accounts receivable, net of allowance of $582 at 2025 and 2024	4,393	3,824
Inventories, net	9,608	8,331
Prepaid expenses and other current assets	936	1,848
Total current assets	21,904	26,439
Property and equipment, net	3,284	3,573
Goodwill	3,764	3,764
Intangible assets, net	6,899	7,358
Operating lease right-of-use assets	5,204	5,483
Prepaid and other non-current assets	118	107
Total assets	$41,173	$46,724

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,730	$5,668
Accrued liabilities	1,731	2,922
Deferred revenue	5,843	6,804
Current contingent consideration	5,839	5,638
Current portion of operating lease liabilities	605	570
Total current liabilities	20,748	21,602
Long-term deferred revenue	1,057	2,064
Long term contingent consideration	6,384	6,126
Operating lease liabilities	5,122	5,436
Other liabilities	1,110	64
Total liabilities	34,421	35,292

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 10,000,000 shares authorized;
21,233 and 21,458 shares outstanding at 2025 and 2024, respectively	5,296	5,352

Stockholders’ equity:
Common stock, par value $0.001; 300,000,000 shares authorized,
86,004,864 and 85,326,557 shares issued at 2025 and 2024, respectively	86	85
Additional paid in capital	572,950	567,926
Treasury stock, 4,015 shares at 2025 and 2024	(206)	(206)
Accumulated deficit	(571,374)	(561,725)
Total stockholders’ equity	1,456	6,080
Total liabilities and stockholders’ equity	$41,173	$46,724

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue:
Systems	$3,038	$240	$5,002	$2,852
Disposables, service and accessories	5,760	4,262	11,268	8,530
Total revenue	8,798	4,502	16,270	11,382

Cost of revenue:
Systems	2,366	187	4,033	2,087
Disposables, service and accessories	1,853	1,002	3,594	2,016
Total cost of revenue	4,219	1,189	7,627	4,103

Gross margin	4,579	3,313	8,643	7,279

Operating expenses:
Research and development	1,777	2,273	4,127	4,516
Sales and marketing	3,269	3,301	6,417	6,304
General and administrative	4,002	3,760	8,497	7,226
Other	(492)	-	(492)	-
Total operating expenses	8,556	9,334	18,549	18,046
Operating loss	(3,977)	(6,021)	(9,906)	(10,767)

Other income (expense)	(1)	(3)	(1)	(3)
Interest income, net	152	191	258	430
Net loss	$(3,826)	$(5,833)	$(9,649)	$(10,340)

Cumulative dividend on convertible preferred stock	(318)	(325)	(632)	(656)
Net loss attributable to common stockholders	$(4,144)	$(6,158)	$(10,281)	$(10,996)

Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.07)	$(0.12)	$(0.13)
Diluted	$(0.05)	$(0.07)	$(0.12)	$(0.13)

Weighted average number of common shares and equivalents:
Basic	87,952,086	84,570,738	87,861,231	84,025,335
Diluted	87,952,086	84,570,738	87,861,231	84,025,335

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2024

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at March 31, 2024	21,908	$5,464	82,132,777	$82	$556,878	$(206)	$(542,187)	$14,567
Stock issued for the exercise of stock options			2,213		4			4
Stock-based compensation			342,901		2,538			2,538
Components of net loss							(5,833)	(5,833)
Employee stock purchase plan			9,634		24			24
Preferred stock conversion	(225)	(56)	502,634	1	55	-		56
Balance at June 30, 2024	21,683	$5,408	82,990,159	$83	$559,499	$(206)	$(548,020)	$11,356

Three Months Ended June 30, 2025

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at March 31, 2025	21,233	$5,296	85,983,677	$86	$570,548	$(206)	$(567,548)	$2,880
Stock issued for the exercise of stock options			1,500		2			2
Stock-based compensation					2,367			2,367
Components of net loss							(3,826)	(3,826)
Employee stock purchase plan			19,687		33			33
Balance at June 30, 2025	21,233	$5,296	86,004,864	$86	$572,950	$(206)	$(571,374)	$1,456

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2024

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2023	22,358	$5,577	80,949,697	$81	$554,148	$(206)	$(537,680)	$16,343
Stock issued for the exercise of stock options			11,763		12			12
Stock-based compensation			504,375		5,127			5,127
Components of net loss							(10,340)	(10,340)
Employee stock purchase plan			23,022		46			46
Preferred stock conversion	(675)	(169)	1,501,302	2	166			168
Balance at June 30, 2024	21,683	$5,408	82,990,159	$83	$559,499	$(206)	$(548,020)	$11,356

Six Months Ended June 30, 2025

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2024	21,458	5,352	85,326,557	$85	$567,926	$(206)	$(561,725)	$6,080
Stock issued for the exercise of stock options			5,603		3			3
Stock-based compensation			120,908		4,902			4,902
Components of net loss							(9,649)	(9,649)
Employee stock purchase plan			33,741		63			63
Preferred stock conversion	(225)	(56)	518,055	1	56			57
Balance at June 30, 2025	21,233	$5,296	86,004,864	$86	$572,950	$(206)	$(571,374)	$1,456

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(9,649)	$(10,340)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	312	276
Amortization of intangibles	459	-
Loss on revaluation of contingent consideration	458	-
Non-cash lease expense	1	6
Stock-based compensation	4,902	5,127
Changes in operating assets and liabilities:
Accounts receivable	(569)	1,040
Inventories	(1,277)	(858)
Prepaid expenses and other current assets	913	(166)
Other assets	(11)	21
Accounts payable	1,062	946
Accrued liabilities	(145)	(274)
Deferred revenue	(1,968)	(1,223)
Other liabilities	-	11
Net cash used in operating activities	(5,512)	(5,434)
Cash flows from investing activities
Purchase of property and equipment	(23)	(22)
Net cash used in investing activities	(23)	(22)
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	66	58
Net cash provided by financing activities	66	58
Net decrease in cash, cash equivalents, and restricted cash	(5,469)	(5,398)
Cash, cash equivalents, and restricted cash at beginning of period	12,436	20,562
Cash, cash equivalents, and restricted cash at end of period	$6,967	$15,164

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$-	$10

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheet as of June 30th:
Cash and cash equivalents	$6,967	$14,683
Restricted cash - current	-	481
Total cash, cash equivalents, and restricted cash	$6,967	$15,164

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

We have received regulatory clearances and approvals necessary for us to market the Genesis RMN System in the U.S., Europe, and China, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The GenesisX RMN System, the latest generation of the Genesis RMN System, has received regulatory clearances and approvals in Europe, and we are in the process of obtaining necessary registrations in the US and other countries. The Niobe System, our prior generation robotic magnetic navigation system, the Odyssey Solution, Cardiodrive, e-Contact, and various disposable interventional devices, including the Map-iT family of devices, have received regulatory clearances and approvals in the U.S., Europe, Canada, China, Japan and various other countries. We have regulatory clearances and approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS device in the U.S., Canada, and Europe. We have regulatory clearances and approvals that allow us to market the SynX collaboration solution in the U.S. and Europe.  We have obtained the CE marking for us to market the Stereotaxis MAGiC catheter in Europe and are pursuing regulatory approvals in the U.S. and various other global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

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

Stereotaxis has continued to advance development and regulatory approval of its Robotic Magnetic Navigation systems and proprietary interventional devices. In the third quarter of 2024, we attained CE Mark for the GenesisX RMN System and are working towards FDA 510(k) regulatory clearance within the United States. This latest generation of the RMN System is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems. In November 2024, the Genesis RMN system, our current generation system, received regulatory approval from China’s National Medical Products Administration (NMPA), and our partner MicroPort received the regulatory clearances for their integrated mapping system and novel ablation catheter making available the most current advanced minimally invasive robotic technology to physicians and patients in China.

The Stereotaxis MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, obtained the CE marking in Europe during the first quarter, 2025, and the MAGiC Sweep™ catheter, the first robotically navigated high-density EP mapping catheter, received U.S. Food and Drug Administration (FDA) 510(k) clearance in July 2025. We are in the process of obtaining necessary approvals for both devices in other geographies. We are also currently seeking regulatory clearances for the EMAGIN 5F catheter guide designed to robotically navigate tortuous venous and arterial vasculature.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six-month period ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for future operating periods.

These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (SEC) on March 14, 2025.

Risks and Uncertainties

Tariff and Trade Regulation Update

The global tariff environment remains fluid and, particularly the potential expiration on November 12, 2025, of the reciprocal U.S.-China tariffs, the proposed increase in the universal baseline tariff, and the outcome of U.S. negotiations with the EU, could materially affect our cost structure, gross margins, and success and timing of product launches.

Other Risks and Uncertainties

Future results of operations and liquidity could be materially adversely impacted by uncertainties in macroeconomic and geopolitical factors in both the U.S. and globally including continuing introduction of new or modification of existing tariffs or trade barriers, supply chain challenges, inflationary pressures, elevated interest rates, and disruptions in commodity markets stemming from conflicts, such as those between Russia and Ukraine and conflicts in the Middle East, including Israel and Iran. The Company continues to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, tariffs and other trade regulations that are or may be imposed, and logistics delays which make it difficult for us to source parts and ship our products. We continue to evaluate the macroeconomics business environment, taking action to increase inventory levels where appropriate and engaging in discussions with our vendors on contractual obligations, but we cannot guarantee that our business activities will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions, tariff escalation, retaliatory measures and new import restrictions could lead to higher inflation than previously experienced or expected, which could, in turn create supply shortages as companies seek alternative sources of supply and adjust their logistics and transportation routes. As a result of these factors, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, especially tariff induced inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

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

In addition to the macroeconomic factors, occurrences similar to the COVID-19 pandemic may negatively affect demand for both our systems and our disposable products. In the past, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. We also experienced reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) re-prioritized the treatment of patients and diverted resources away from non-pandemic areas, leading to the performance of fewer procedures in which our disposable products are used. The impact varied widely over time by individual geography. For instance, in 2022, procedure volumes were challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors. In the first quarter of 2023, COVID-19 resurgences in China continued to negatively impact our procedure volumes in that region, but as infections and hospitalization decreased, we saw a recovery of procedure volumes with no further impacts in the year. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition. We continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements relating to new or ongoing periodic resurgences of pandemic-related issues, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows

As a result of the acquisition of APT EP in July, 2024, we are managing APT’s ongoing business of manufacturing, commercializing, development and sales of APT’s catheters and related products and services. The manufacturing process of catheters is complex, highly technical, and our prior experience in this field is dated. The process can be subject to periodic worldwide supply chain disruptions, including labor shortages and inflationary pressures, tariffs or other trade restrictions, and logistics delays which make it difficult for us to source parts and ship our products. We may require a higher level of overhead than currently anticipated. Our ability to successfully manage this new aspect of our business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of APT into us, but also the increased scope of the combined business with its associated increased costs and complexity. We are still integrating the businesses and implementing safeguards to minimize any negative impacts on our financial position, results of operations and cash flows post-acquisition.

Since our inception, we have generated significant losses. As of June 30, 2025, we have incurred cumulative net losses of approximately $571.4 million. In 2025, the Company plans to advance adoption of its robotic magnetic navigation systems and its propriety devices in those markets where regulatory clearance has been received and to work with regulatory approval authorities in those geographies where approval is pending, with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2025 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During the remainder of 2025, we will continue to monitor the impact of the macroeconomic environment on our project timing, regulatory approvals, customer and supplier operations, and our operating results. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, and private sales of our equity securities. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on several factors outside of our control.

While we believe our existing cash and cash equivalents, including the proceeds from our July 2025 equity raise, will be sufficient to fund our operating expenses and capital equipment requirements, in light of the macroeconomic environment, we cannot guarantee that we will not need additional funding in the future. We will continue to explore financing alternatives, and we cannot assure you that additional financing will be available on acceptable terms or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves, or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition, and operational results. In addition, we could be required to cease operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other highly liquid investments with original maturities of three months or less from the date of purchase. Accrued interest receivable on money market instruments, included in other current assets, was less than $0.1 million as of June 30, 2025, and December 31, 2024.

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company did not have any restricted cash as of June 30, 2025. The company’s restricted cash was $0.2 million at December 31, 2024.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-term and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of June 30, 2025, and December 31, 2024, the Company had no short-term investments.

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

The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities using the probability of default method and analyzes the unrealized loss positions and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not have any material expected credit losses on investments or material expected credit losses on accrued interest related to investments during the six months ended June 30, 2025, or year ended December 31, 2024.

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

As of June 30, 2025, and December 31, 2024, financial assets classified as Level 2 consisted of money market funds. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

As of June 30, 2025, and December 31, 2024, financial liabilities classified as Level 3 consisted of the contingent consideration due to the APT acquisition. The Company reviews the change in the fair value of contingent consideration, which is performed by a third-party valuation firm. See Note 3 for further information regarding the valuation methods used by the third-party valuation firm. The approach results in the Level 3 classification of the contingent consideration within the fair value hierarchy.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 for the six months ended June 30, 2025, and 2024. Revenue from system delivery and installation represented 31% and 25% of revenue for the six months ended June 30, 2025, and 2024, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the six months ended June 30, 2025, and 2024. Disposable revenue represented 34% and 28% of revenue for the six months ended June 30, 2025, and 2024, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. There was no royalty revenue for the six months ended June 30, 2025, and there was less than $0.1 million for the six months ended June 30, 2024.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements, service-type warranties, and the implied obligation to provide software enhancements are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 35% and 47% of revenue for the six months ended June 30, 2025, and 2024, respectively.

The following table summarizes the Company’s revenue for systems, disposables, and service and accessories for the six months ended June 30, 2025, and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Systems	$3,038	$240	$5,002	$2,852
Disposables, service and accessories	5,760	4,262	11,268	8,530
Total revenue	$8,798	$4,502	$16,270	$11,382

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $12.2 million as of June 30, 2025. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	June 30, 2025	December 31, 2024
Contract Assets - unbilled receivables	$212	$90
Total unbilled receivables	$212	$90

Customer deposits	$1,368	$2,687
Product shipped, revenue deferred	1,595	1,708
Deferred service and license fees	3,937	4,473
Total deferred revenue	$6,900	$8,868
Less: Long-term deferred revenue	(1,057)	(2,064)
Total current deferred revenue	$5,843	$6,804

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

Revenue recognized for the six months ended June 30, 2025, and 2024, that was included in the deferred revenue balance at the beginning of each reporting period was $4.9 million and $4.3 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s consolidated balance sheet were approximately $0.1 million as of June 30, 2025, and December 31, 2024. The Company did not incur any impairment losses during any of the periods presented.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. Other acquired intangible assets are stated at the fair value acquired. Goodwill is not amortized; rather, it is evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired. Definite-lived intangible assets are considered long-lived assets and are amortized on a straight-line basis over the periods that expected economic benefits will be provided. See Note 3, Acquisitions for further discussion of the goodwill and intangible assets recorded as of the acquisition date and as of June 30, 2025.

Contingent Liabilities- Earnout Consideration

The Company has determined that the contingent consideration due under the terms of its July 31, 2024, acquisition agreement with APT Holding Company, Inc. represents a contingent liability in accordance with the provisions of Accounting Standard 805, Business Combinations. The Company has established short-term and long-term contingent liabilities for the net present fair value of contingent payments which are both probable of occurrence and reasonably estimable. The initial fair value of the contingent consideration was determined by a third-party valuation firm using both a Monte Carlo simulation and probability-based approaches. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in the Company’s earnings as a charge to General and Administrative expenses. See Note 3, Acquisitions for further discussion of the contingent consideration recorded as of the acquisition date and as of June 30, 2025.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the six months ended June 30, 2025, were 1) expected dividend rate of 0%; 2) expected volatility of 75% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years, net of actual forfeitures. Restricted shares and units granted to employees and non-employee directors are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period, which is generally four years except for grants to directors which are generally earned over a period of six months. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,826)	$(5,833)	$(9,649)	$(10,340)
Cumulative dividend on convertible preferred stock	(318)	(325)	(632)	(656)
Net loss attributable to common stockholders	$(4,144)	$(6,158)	$(10,281)	$(10,996)

Weighted average number of common shares and equivalents:	87,952,086	84,570,738	87,861,231	84,025,335
Basic EPS	$(0.05)	$(0.07)	$(0.12)	$(0.13)
Diluted EPS	$(0.05)	$(0.07)	$(0.12)	$(0.13)

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

As of June 30, 2025, the Company had 4,371,340 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.49 per share under its 2012 and 2022 Stock Purchase Plans, 49,825,183 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, 2,380,625 shares of unvested restricted share units awarded under the 2022 Stock Purchase Plan, and 13,000,000 unvested share units relating to the 2021 CEO Performance Award Unit Grant. The Company had no unearned restricted shares outstanding as of June 30, 2025.

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

The above purchase price allocation is final as of June 30, 2025. No measurement period adjustments were recognized during the six months ended June 30, 2025.

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

The Company’s consolidated statement of earnings for the six months ended June 30, 2025, includes APT post-acquisition revenue of $2,562. Net loss for the six months ended June 30, 2025, was $1,395. Net loss for the six months ended June 30, 2025, includes $458 of expense due to the revaluation of the contingent consideration as of the reporting date. This expense is recognized within General and Administrative expenses for the six months ended June 30, 2025.

Six Months Ended June 30,
2025
(in thousands)	(Unaudited)
Revenue	$2,562
Net loss	$(1,395)

The following represents the pro forma consolidated revenue as if APT had been included in the consolidated results of the Company. Revenue was $13,833 for the six months ended June 30, 2024.

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

4. Financial Instruments

The following table summarizes the Company’s cash and cash equivalents, amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant category reported as cash and cash equivalents and restricted cash as of June 30, 2025, and December 31, 2024:

	June 30, 2025
	Reported as:
(in thousands)	Cash and Cash Equivalents	Restricted Cash- current
Cash	$1,656	$-
Level 2
Money market funds	5,311	.
Subtotal	5,311	-
Total assets measured at fair value	$6,967	$-

	December 31, 2024
	Reported as:
(in thousands)	Cash and Cash Equivalents	Restricted Cash- current
Cash	$969	$-
Level 2
Money market funds	11,248	219
Subtotal	11,248	219
Total assets measured at fair value	$12,217	$219

Interest income recorded for these cash and investments was $0.3 million and $0.7 million during the six months ended June 30, 2025, and the year ended December 31, 2024, respectively.

As of June 30, 2025, and December 31, 2024, the Company did not have any financial assets classified as Level 1 or Level 3. The contingent consideration is carried at fair value and is a Level 3 financial liability. See further discussion of the contingent consideration in Note 3.

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$6,494	$5,223
Work in process	1,508	1,103
Finished goods	4,263	4,382
Reserve for excess and obsolescence	(2,657)	(2,377)
Total inventory	$9,608	$8,331

At the closing of the acquisition, GAAP accounting required us to record all acquired inventory at its market value.

The Company had approximately $2.7 million in reserve for excess and obsolescence. The reserve includes the fair value of slow moving acquired inventory and the value of Niobe Systems and related raw materials and spare parts.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$336	$405
Prepaid commissions	88	78
Deposits	611	411
Deferred cost of revenue	-	1,025
Other assets	19	36
Total prepaid expenses and other assets	1,054	1,955
Less: Noncurrent prepaid expenses and other assets	(118)	(107)
Total current prepaid expenses and other assets	$936	$1,848

Deferred cost of revenue represents the cost of systems for which the system has been delivered to the customer but for which revenue has not been recognized.

7. Property and Equipment

Property and Equipment consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$5,121	$5,098
Leasehold improvements	2,916	2,916
	8,037	8,014
Less: Accumulated depreciation	(4,753)	(4,441)
Net property and equipment	$3,284	$3,573

8. Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Goodwill	$3,764	$3,764

Developed technology	6,250	6,250
In process research and development	770	770
Customer relationships	310	310
Trademark	410	410
Total intangibles	7,740	7,740

Less: Accumulated amortization	(841)	(382)
Net intangibles	$6,899	$7,358

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

As of June 30, 2025, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 6.59 years.

The following table represents lease costs and other lease information (in thousands):

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$269	$227	$538	$454
Short-term lease cost	1	5	2	8
Total net lease cost	$270	$232	$540	$462

Cash paid within operating cash flows	$292	$253	$587	$510

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2025, were as follows (in thousands):

June 30, 2025
2025	$539
2026	1,097
2027	1,122
2028	1,147
2029	1,173
2030 and thereafter	2,533
Total lease payments	7,611
Less: Interest	(1,884)
Present value of lease liabilities	$5,727

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued salaries, bonus, and benefits	$1,362	$1,569
Accrued warranties	50	50
Accrued professional services	211	170
Accrued investigational sites	73	45
Deferred contract obligation	-	1,045
Other	1,145	107
Total accrued liabilities	2,841	2,986
Less: Long term accrued liabilities	(1,110)	(64)
Total current accrued liabilities	$1,731	$2,922

11. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. No dividends have been declared or paid as of June 30, 2025, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $3.5 million and $3.6 million for the six months ended June 30, 2025, and 2024. As of June 30, 2025, and 2024, the Company had approximately $26.3 million and $33.4 million, respectively, of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of June 30, 2025, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

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

As of June 30, 2025, the Company had 3,794,350 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

As of June 30, 2025, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $2.4 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six-month period ended June 30, 2025, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2024	3,858,360	$0.74 - $9.20	$3.79
Granted	673,000	$1.60 - $2.27	$1.62
Exercised	(24,300)	$0.74 - $2.15	$1.96
Forfeited	(135,720)	$1.53 - $6.96	$3.06
Outstanding, June 30, 2025	4,371,340	$0.74 - $9.20	$3.49

A summary of the restricted stock unit activity for the six-month period ended June 30, 2025, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2024	1,546,532	$3.36
Granted	954,093	$1.67
Vested	(120,000)	$5.24
Outstanding, June 30, 2025	2,380,625	$2.59

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

Accrued assurance-type warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Warranty accrual, beginning of the fiscal period	$50	$107
Accrual adjustment for product warranty	1	6
Payments made	(1)	(63)
Warranty accrual, end of the fiscal period	$50	$50

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

In April 2021, the Company entered into a letter of credit pursuant to the Lease agreement totaling approximately $1.8 million to be delivered in four equal instalments of which the first was delivered in April 2021, the second was delivered in July 2021, the third was delivered in October 2021, and the fourth was delivered in January 2022. The amount available under this letter of credit automatically reduces by one fortieth at the end of each month during the lease term and was completed in May 2025.

14. Subsequent Events

On July 17, 2025, Stereotaxis, Inc. (the “Company”) entered into a placement agency agreement (the “Placement Agency Agreement”) with Lake Street Capital Markets, LLC (“Placement Agent”) and a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) pursuant to which the Company agreed to sell, in a registered direct offering (the “Offering”), $12.5 million shares of common stock, par value $0.001 per share (the “Common Stock”) for a public offering price of $2.00 for each share of Common Stock in the Offering. At the initial closing (the “Initial Closing”) under the Purchase Agreement on July 18, 2025, the Company issued an aggregate of 4,250,000 shares of its Common Stock (the “Initial Shares”) to the Investors and received aggregate gross proceeds of $8.5 million with respect to such Initial Shares, before deducting the Placement Agent’s fees and expenses and other Offering expenses payable by the Company. In addition, the Company has agreed to issue, and one of the Investors has agreed to purchase, 2,000,000 additional Shares (the “Additional Shares”) on November 25, 2025 (or such earlier date as the Company and such Investor agrees) (the “Additional Closing”). At the Additional Closing, the Company expects to receive gross proceeds of $4.0 million for such Additional Shares, before deducting Offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital, to accelerate product commercialization, research and development, and other general corporate purposes.

On August 7, 2025, Stereotaxis, Inc, in accordance with Section 2.5(b) of the May 11, 2024, Share Purchase Agreement among Stereotaxis, Inc, Access Point Technologies EP, Inc. and APT Holding Company, Inc., issued 417,710 shares of common stock, par value $0.001 per share as partial settlement of the earnout consideration to APT Holding, Inc.

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

We have received regulatory clearances and approvals necessary for us to market the Genesis RMN System in the U.S., Europe, and China, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The GenesisX RMN System, the latest generation of the Genesis RMN System, has received regulatory clearances and approvals in Europe, and we are in the process of obtaining necessary registrations in the US and other countries. The Niobe System, our prior generation robotic magnetic navigation system, the Odyssey Solution, Cardiodrive, e-Contact, and various disposable interventional devices, including the Map-iT family of devices, have received regulatory clearances and approvals in the U.S., Europe, Canada, China, Japan and various other countries. We have regulatory clearances and approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS device in the U.S., Canada, and Europe. We have regulatory clearances and approvals that allow us to market the SynX networking solution in the U.S. and Europe. We have obtained the CE marking for us to market the Stereotaxis MAGiC catheter in Europe and are pursuing regulatory approvals in the U.S. and various other global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

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

Stereotaxis has continued to advance development and regulatory approval of its Robotic Magnetic Navigation systems and proprietary interventional devices. In the third quarter of 2024, we attained CE Mark for the GenesisX RMN System and are working towards FDA 510(k) regulatory clearance within the United States. This latest generation of the RMN System is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems. In November 2024, the Genesis RMN system, our current generation system, received regulatory approval from China’s National Medical Products Administration (NMPA), and our partner MicroPort received the regulatory clearances for their integrated mapping system and novel ablation catheter making available the most current advanced minimally invasive robotic technology to physicians and patients in China.

The Stereotaxis MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, obtained the CE marking in Europe during the first quarter, 2025, and the MAGiC Sweep™ catheter, the first robotically navigated high-density EP mapping catheter, received U.S. Food and Drug Administration (FDA) 510(k) clearance in July 2025. We are in the process of obtaining necessary approvals in other geographies. We are also currently seeking regulatory clearances for the EMAGIN 5F catheter guide designed to robotically navigate tortuous venous and arterial vasculature.

Tariff and Trade Regulation Update

The global tariff environment remains fluid and could materially affect our cost structure, gross margins, and timing of product launches.

On February 1, 2025, the United States announced a 25 percent tariff on most imports from Mexico and Canada. Goods meeting the rules of origin under the United States-Mexico-Canada Agreement (“USMCA”) are expressly exempt. All sub-assemblies we source from Mexico qualify under USMCA; therefore, these items were not subject to the tariff, and the effect on our cost of revenues for the six months ended June 30, 2025, was immaterial. An Executive Order dated July 31, 2025, raised the general tariff rate on non-USMCA Canadian imports from 25 % to 35%. Because our Canadian and Mexican sub-assemblies continue to qualify under USMCA, we do not expect a material impact.

On April 2, 2025, the United States imposed a 10 percent universal ‘baseline” tariff on all imports that do not qualify under USMCA and announced additional country-specific tariffs. Higher “reciprocal” country-specific rates, which were initially suspended for 90 days, became effective as of August 7, 2025, under the July 31, 2025, Executive Order. We procure certain specialty metals and other raw materials from suppliers in Japan and several European countries that remain subject to the 10 percent baseline tariff. We expect some vendors to pass the incremental duty through price increases, which could elevate our cost of revenues and research and development (“R&D”) expenses in the second half of 2025.

On July 27, 2025, the United States and the European Union agreed to suspend a previously threatened 30 percent tariff and to negotiate a permanent 15 percent ceiling on most EU goods. Implementation details, including the treatment of medical devices, remain under discussion.

Our proprietary Magic Catheter is manufactured in Germany and currently distributed only in Europe. If tariffs comparable to those described above are extended to European medical devices entering the United States, our planned U.S. product launch could be delayed or rendered uneconomical, which would, in turn, slow adoption of our RMN platform.

On April 7, 2025, the United States increased tariffs on imports from the People’s Republic of China (“China”) to rates of up to 145 percent, and China imposed a 125 percent retaliatory tariff on U.S.-origin goods. On May 12, 2025, following negotiations in Geneva, the United States and China issued a Joint Statement suspending most of the reciprocal tariff increases while talks continued. The initial 90-day period expired on August 12, 2025, and then renewed to November 10, 2025. Under the agreement, (i) U.S. duties on Chinese goods have been reduced to a base rate of approximately 30 percent, down from the prior 145 percent ceiling, and (ii) China has lowered its duty on U.S. goods to approximately 10 percent, down from 125 percent. All other non-tariff counter-measures announced since April 2025 have been suspended until August 12, 2025. We import limited quantities of R&D consumables and manufacturing inputs from China and, through our partner MicroPort Scientific Corporation, sell U.S.-manufactured Robotic Magnetic Navigation (“RMN”) systems into China. Both inbound materials and outbound finished products are now subject to these reciprocal tariffs. If the reduced rates remain in place, we anticipate a less than one percent increase in expenses for the second half of 2025. If the higher tariffs are reinstated, the impact could be more material, particularly to sales of RMN systems in China. We are actively pursuing mitigation strategies.

Effective June 4, 2025, Proclamation 11 043 increased Section 232 tariffs on steel and aluminum from 25 % to 50%. These duties apply in addition to the 10 % baseline tariff, resulting in an effective rate of up to 60% (“tariff stacking”) on certain specialty alloys that we source from Europe and Japan. This did not result in a material direct impact on our operations in the first half of 2025, but the long-term effects of these and other existing and future tariff actions are difficult to predict.

The ultimate effect of any tariff or trade barrier will depend on factors outside our control, including, potential extensions, escalations, or reciprocal tariff responses, as well as the reactions of our suppliers and customers.

Other Risks and Uncertainties

Future results of operations and liquidity could be materially adversely impacted by uncertainties in macroeconomic and geopolitical factors. The Company continued to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, tariffs and other trade regulations that are or may be imposed, market disruptions stemming from conflicts, such as in the Middle East, including Israel and Iran, and logistics delays which make it difficult for us to source parts and ship our products. We continue to evaluate the macroeconomics business environment, taking action to increase inventory levels where appropriate and engaging in discussions with our vendors on contractual obligations, but we cannot guarantee that our business activities will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions, tariff escalation, retaliatory measures and new import restrictions could lead to higher inflation than previously experienced or expected, which could, in turn create supply shortages as companies seek alternative sources of supply and adjust their logistics and transportation routes. As a result of these factors, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, especially tariff induced inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

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

In addition to the macroeconomic factors, occurrences similar to the COVID-19 pandemic or may negatively affect demand for both our systems and our disposable products. In the past, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. We also experienced reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) re-prioritized the treatment of patients and diverted resources away from non-pandemic areas, leading to the performance of fewer procedures in which our disposable products are used. The impact varied widely over time by individual geography. For instance, in 2022, procedure volumes were challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors. In the first quarter of 2023, COVID-19 resurgences in China continued to negatively impact our procedure volumes in that region, but as infections and hospitalization decreased, we saw a recovery of procedure volumes with no further impacts in the year. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition. We continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements relating to new or ongoing periodic resurgences of pandemic-related issues, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows

As a result of the July 2024 acquisition of APT EP, Inc., we are managing APT’s ongoing business of manufacturing, commercializing, development and sales of APT’s catheters and related products and services. The manufacturing process of catheters is complex, highly technical, and our prior experience in this field is dated. The process can be subject to periodic worldwide supply chain disruptions, including labor shortages and inflationary pressures, tariffs or other trade restrictions, and logistics delays which make it difficult for us to source parts and ship our products. We may require a higher level of overhead than currently anticipated. Our ability to successfully manage this new aspect of our business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of APT into us, but also the increased scope of the combined business with its associated increased costs and complexity. We are still integrating the businesses and implementing safeguards to minimize any negative impacts on our financial position, results of operations and cash flows post-acquisition.

Since our inception, we have generated significant losses. As of June 30, 2025, we have incurred cumulative net losses of approximately $571.4 million. In 2025, the Company plans to advance adoption of its robotic magnetic navigation systems and its propriety devices in those markets where regulatory clearance has been received and to work with regulatory approval authorities in those geographies where approval is pending, with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2025 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During the remainder of 2025, we will continue to monitor the impact of the macroeconomic environment on our project timing, regulatory approvals, customer and supplier operations, and our operating results. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, and private sales of our equity securities. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on several factors outside of our control.

While we believe our existing cash and cash equivalents, including the proceeds from our July 2025 equity raise, will be sufficient to fund our operating expenses and capital equipment requirements, in light of the macroeconomic environment, we cannot guarantee that we will not need additional funding in the future. We will continue to explore financing alternatives, and we cannot assure you that additional financing will be available on acceptable terms or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves, or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition, and operational results. In addition, we could be required to cease operations.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 million for the six months ended June 30, 2025, and 2024.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the six months ended June 30, 2025, and 2024.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s consolidated balance sheets were approximately $0.1 million as of June 30, 2025, and December 31, 2024. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025, and 2024

Revenue. Revenue increased from $4.5 million for the three months ended June 30, 2024, to $8.8 million for the three months ended June 30, 2025, an increase of 95%. Revenue from the sales of systems increased to $3.0 million for the three months ended June 30, 2025, from $0.2 million for the three months ended June 30, 2024, driven by increased sales volume in the current year period. Revenue from sales of disposable interventional devices, service, and accessories increased to approximately $5.8 million for the three months ended June 30, 2025, from $4.3 million for the three months ended June 30, 2024, an increase of approximately 35%. The increase was primarily driven by the impact of post-acquisition non-magnetic disposable device sales recorded in the current year period.

Cost of Revenue. Cost of revenue increased from $1.2 million for the three months ended June 30, 2024, to $4.2 million for the three months ended June 30, 2025, an increase of approximately 255%. As a percentage of our total revenue, overall gross margin decreased to 52% for the three months ended June 30, 2025, from 74% for the three months ended June 30, 2024, primarily due to changes in product mix. Cost of revenue for systems sold increased from $0.2 million for the three months ended June 30, 2024, to $2.4 million for the three months ended June 30, 2025, driven by increased system sales volume in the current year period. Gross margin for systems was less than $0.1 million for the three months ended June 30, 2024, compared to $0.7 million for the three months ended June 30, 2025. Cost of revenue for disposables, service, and accessories increased from $1.0 million for the three months ended June 30, 2024, to $1.9 million for the three months ended June 30, 2025. Gross margin for disposables, service, and accessories was 68% for the three months ended June 30, 2025, compared to 76% for the three months ended June 30, 2024. Gross margin for disposables, service, and accessories continues to be depressed by acquisition related accounting which required the valuation of acquired finished good inventory to fair value and by changes in product mix in the current period.

Research and Development Expenses. Research and development expenses decreased from $2.3 million for the three months ended June 30, 2024, to $1.8 million for the three months ended June 30, 2025, a decrease of approximately 22%. This decrease was primarily driven by the capitalization of GenesisX into inventory

Sales and Marketing Expenses. Sales and marketing expenses remained consistent at $3.3 million for the three months ended June 30, 2024, and 2025.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management expenses, amortization of acquisition related intangible assets, and the gain or loss associated with the remeasurement of the acquisition related contingent consideration. General and administrative expenses increased from $3.8 million for the three months ended June 30, 2024, to $4.0 million for the three months ended June 30, 2025, an increase of approximately 6%. This increase was primarily driven by the amortization of the acquisition related intangible assets offset by lower professional service fees in the current year period.

Other Operating Expense. The Company received approximately $0.5 million in an employee retention tax credit in the second quarter of 2025.

Interest Income (Expense). Net interest income was approximately $0.2 million for the three months ended June 30, 2024 and 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenue. Revenue increased from $11.4 million for the six months ended June 30, 2024, to $16.3 million for the six months ended June 30, 2025, an increase of approximately 43%. Revenue from the sales of systems increased from $2.9 million for the six months ended June 30, 2024, to $5.0 million for the six months ended June 30, 2025, driven by increased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service and accessories increased to $11.3 million for the six months ended June 30, 2025, from $8.5 million for the six months ended June 30, 2024, an increase of approximately 32%. The increase was primarily driven by the impact of post-acquisition non-magnetic disposable device sales recorded in the current year period.

Cost of Revenue. Cost of revenue increased from $4.1 million for the six months ended June 30, 2024, to $7.6 million for the six months ended June 30, 2025, an increase of approximately 86%. As a percentage of our total revenue, overall gross margin decreased to 53% for the six months ended June 30, 2025, from 64% for the six months ended June 30, 2024, primarily due to changes in product mix. Cost of revenue for systems sold increased from $2.1 million for the six months ended June 30, 2024, to $4.0 million for the six months ended June 30, 2025, driven by increased system sales volume in the current year period. Gross margin for systems was $0.8 million for the six months ended June 30, 2024, compared to $1.0 million for the six months ended June 30, 2025. Cost of revenue for disposables, service, and accessories increased from $2.0 million for the six months ended June 30, 2024, to $3.6 million for the six months ended June 30, 2025, driven by increased disposables sales volume in the current period. Gross margin for disposables, service and accessories was 76% for the six months ended June 30, 2024, compared to 68% for the six months ended June 30, 2025. Gross margin for disposables, service, and accessories was impacted by acquisition related accounting which required the valuation of acquired finished good inventory to fair value and by changes in product mix in the current period.

Research and Development Expenses. Research and development expenses decreased from $4.5 million for the six months ended June 30, 2024, to $4.1 million for the six months ended June 30, 2025, a decrease of 9%. This decrease was primarily driven by the capitalization of GenesisX into inventory offset by acquired headcount expense from our acquisition.

Sales and Marketing Expenses. Sales and marketing expenses increased from $6.3 million for the six months ended June 30, 2024, to $6.4 million for the six months ended June 30, 2025, an increase of approximately 2%. This increase was primarily driven by tradeshow expenses in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management expenses, amortization of acquisition related intangible assets, and the gain or loss associated with the remeasurement of the acquisition related contingent consideration. General and administrative expenses increased from $7.2 million for the six months ended June 30, 2024, to $8.5 million for the six months ended June 30, 2025, an increase of approximately 18%. This increase was primarily driven by the acquisition related contingent consideration, amortization of the acquisition related intangible assets, and higher professional service fees in the current year period.

Other Operating Expense. The Company received approximately $0.5 million in an employee retention tax credit in the second quarter of 2025.

Interest Income (Expense). Net interest income was approximately $0.4 million for the six months ended June 30, 2024, compared to $0.2 million for the six months ended June 30, 2025. The decrease was driven by lower invested balances and interest rates in the current year period partially offset by interest received with payment of the employee retention tax credit in the current year period.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of June 30, 2025, we had $7.0 million of cash and cash equivalents. We had working capital of $1.2 million as of June 30, 2025, compared to $4.8 million as of December 31, 2024.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2025, and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flow used in operating activities	$(5,512)	$(5,434)
Cash flow used in investing activities	(23)	(22)
Cash flow provided by financing activities	66	58

Net cash used in operating activities. We used approximately $5.5 million and $5.4 million of cash for operating activities during the six months ended June 30, 2025, and 2024, respectively. The increase in cash used in operating activities was driven by changes in working capital partially offset by a lower net loss.

Net cash used in investing activities. We used less than $0.1 million of cash for investing activities during the six months ended June 30, 2025, and 2024. The cash used for both periods was for the purchase of equipment.

Net cash provided by financing activities. We generated less than $0.1 million of cash from financing activities during the six months ended June 30, 2025, and 2024. The cash generated in both periods was driven by the proceeds from issuance of stock from the exercise of options, net of issuance costs, and from our employee stock purchase program.

Capital Resources

As of June 30, 2025, the Company did not have any debt.

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

STEREOTAXIS, INC. (Registrant)

Date: August 13, 2025	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

Date: August 13, 2025	By:	/s/ Kimberly R. Peery
Kimberly R. Peery
Chief Financial Officer

