Form 10-Q
period 2025-09-30
Stereotaxis, Inc.
filed 2025-11-12
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

The number of outstanding shares of the registrant’s common stock on October 31, 2025, was 93,324,763.

STEREOTAXIS, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STEREOTAXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,506	$12,217
Restricted cash - current	-	219
Accounts receivable, net of allowance of $621 and $582 at 2025 and 2024, respectively	5,333	3,824
Inventories, net	10,147	8,331
Prepaid expenses and other current assets	677	1,848
Total current assets	26,663	26,439
Property and equipment, net	3,156	3,573
Goodwill	3,764	3,764
Intangible assets, net	6,665	7,358
Operating lease right-of-use assets	5,059	5,483
Prepaid and other non-current assets	280	107
Total assets	$45,587	$46,724

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,681	$5,668
Accrued liabilities	1,969	2,922
Deferred revenue	7,539	6,804
Current contingent consideration	5,558	5,638
Current portion of operating lease liabilities	623	570
Total current liabilities	20,370	21,602
Long-term deferred revenue	607	2,064
Long term contingent consideration	7,016	6,126
Operating lease liabilities	4,960	5,436
Other liabilities	1,100	64
Total liabilities	34,053	35,292

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 10,000,000 shares authorized; 21,121 and 21,458 shares outstanding at 2025 and 2024, respectively	5,268	5,352

Stockholders’ equity:
Common stock, par value $0.001; 300,000,000 shares authorized, 91,088,439 and 85,326,557 shares issued at 2025 and 2024, respectively	91	85
Additional paid in capital	584,218	567,926
Treasury stock, 4,015 shares at 2025 and 2024	(206)	(206)
Accumulated deficit	(577,837)	(561,725)
Total stockholders’ equity	6,266	6,080
Total liabilities and stockholders’ equity	$45,587	$46,724

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue:
Systems	$1,861	$4,391	$6,863	$7,243
Disposables, service and accessories	5,603	4,805	16,872	13,335
Total revenue	7,464	9,196	23,735	20,578

Cost of revenue:
Systems	1,510	3,673	5,543	5,760
Disposables, service and accessories	1,853	1,424	5,448	3,440
Total cost of revenue	3,363	5,097	10,991	9,200

Gross margin	4,101	4,099	12,744	11,378

Operating expenses:
Research and development	2,546	2,454	6,673	6,970
Sales and marketing	2,934	3,152	9,351	9,456
General and administrative	5,178	4,838	13,675	12,064
Other	-	-	(492)	-
Total operating expenses	10,658	10,444	29,207	28,490
Operating loss	(6,557)	(6,345)	(16,463)	(17,112)

Other income	3	5	2	2
Interest income, net	91	150	349	580
Net loss	$(6,463)	$(6,190)	$(16,112)	$(16,530)

Cumulative dividend on convertible preferred stock	(322)	(328)	(953)	(984)
Net loss attributable to common stockholders	$(6,785)	$(6,518)	$(17,065)	$(17,514)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.08)	$(0.19)	$(0.21)
Diluted	$(0.07)	$(0.08)	$(0.19)	$(0.21)

Weighted average number of common shares and equivalents:
Basic	92,013,791	85,824,789	89,260,628	84,629,531
Diluted	92,013,791	85,824,789	89,260,628	84,629,531

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2024

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2024	21,683	$5,408	82,990,159	$83	$559,499	$(206)	$(548,020)	$11,356
Stock issued for the exercise of stock options			53,203		54			54
Stock issued in APT acquisition			1,486,620	1	2,999			3,000
Stock-based compensation			168,888	1	2,569			2,570
Components of net loss							(6,190)	(6,190)
Employee stock purchase plan			14,530		25			25
Balance at September 30, 2024	21,683	$5,408	84,713,400	$85	$565,146	$(206)	$(554,210)	$10,815

Three Months Ended September 30, 2025

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at June 30, 2025	21,233	$5,296	86,004,864	$86	$572,950	$(206)	$(571,374)	$1,456
Stock issued for the exercise of stock options			12,945		32			32
Stock-based compensation			121,630		2,503			2,503
Issuance of common stock through the direct offering and regulatory milestone achievement			4,667,710	5	8,672			8,677
Components of net loss							(6,463)	(6,463)
Employee stock purchase plan			16,487		33			33
Preferred stock conversion	(112)	(28)	264,803		28			28
Balance at September 30, 2025	21,121	$5,268	91,088,439	$91	$584,218	$(206)	$(577,837)	$6,266

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2024

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2023	22,358	$5,577	80,949,697	$81	$554,148	$(206)	$(537,680)	$16,343
Stock issued for the exercise of stock options			64,966		66			66
Stock issued in APT acquisition			1,486,620	1	2,999			3,000
Stock-based compensation			673,263	1	7,695			7,696
Components of net loss							(16,530)	(16,530)
Employee stock purchase plan			37,552		72			72
Preferred stock conversion	(675)	(169)	1,501,302	2	166			168
Balance at September 30, 2024	21,683	$5,408	84,713,400	$85	$565,146	$(206)	$(554,210)	$10,815

Nine Months Ended September 30, 2025

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2024	21,458	5,352	85,326,557	$85	$567,926	$(206)	$(561,725)	$6,080
Stock issued for the exercise of stock options			18,548		35			35
Stock-based compensation			242,538		7,405			7,405
Issuance of common stock through the direct offering and regulatory milestone achievement			4,667,710	5	8,672			8,677
Components of net loss							(16,112)	(16,112)
Employee stock purchase plan			50,228		96			96
Preferred stock conversion	(337)	(84)	782,858	1	84			85
Balance at September 30, 2025	21,121	$5,268	91,088,439	$91	$584,218	$(206)	$(577,837)	$6,266

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(16,112)	$(16,530)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	468	428
Amortization of intangibles	692	178
Loss on revaluation of contingent consideration	1,810	672
Non-cash lease expense	1	7
Stock-based compensation	7,405	7,696
Changes in operating assets and liabilities:
Accounts receivable	(1,509)	(3,401)
Inventories	(1,816)	619
Prepaid expenses and other current assets	1,171	(177)
Other assets	(173)	21
Accounts payable	(1,015)	1,448
Accrued liabilities	93	364
Deferred revenue	(722)	(1,100)
Other liabilities	(9)	12
Net cash used in operating activities	(9,716)	(9,763)
Cash flows from investing activities
Purchase of property and equipment	(23)	(32)
Cash acquired in business acquisitions	-	108
Net cash (used in) provided by investing activities	(23)	76
Cash flows from financing activities
Proceeds from issuance of stock, net of issuance costs	7,809	138
Net cash provided by financing activities	7,809	138
Net decrease in cash, cash equivalents, and restricted cash	(1,930)	(9,549)
Cash, cash equivalents, and restricted cash at beginning of period	12,436	20,562
Cash, cash equivalents, and restricted cash at end of period	$10,506	$11,013

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$27	$-

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheet as of September 30th:
Cash and cash equivalents	$10,506	$10,663
Restricted cash - current	-	350
Total cash, cash equivalents, and restricted cash	$10,506	$11,013

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to Consolidated Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. GenesisX RMN®, Genesis RMN®, Niobe®, Navigant®, Synchrony™, SynX™, Odyssey®, Odyssey Cinema™, MAGiC™, EMAGIN™, Map-iT™, QuikCAS™, Cardiodrive®, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, and NuVizion™ are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

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

The Odyssey Solution consolidates lab information onto one large integrated display, enabling physicians to view and control all the key information in the operating room. This is designed to improve lab layout and procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema. The Odyssey Solution and Odyssey Cinema are being replaced by next generation innovative solutions branded Synchrony and SynX. Synchrony digitizes and modernizes the interventional cath lab with a slim 4K ultra-high-definition display that consolidates the viewing and control of all disparate systems in the lab, offering an enhanced procedure experience with custom layouts, streamlined workflows, an intuitive user interface, and a decluttered environment. Synchrony is made available with SynX a cloud-based HIPAA and GDPR-compliant browser and mobile-based app that allows for secure remote connectivity, collaboration, recording, and monitoring of the cath lab. As these technologies gain regulatory approvals they are being commercialized in both robotic and non-robotic cath labs.

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

We have received regulatory clearances and approvals necessary for us to market the Genesis RMN System in the U.S., Europe, and China, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The GenesisX RMN System, the latest generation of the Genesis RMN System, has received regulatory clearances and approvals in Europe and in the US. The Niobe System, our prior generation robotic magnetic navigation system, the Odyssey Solution, Cardiodrive, e-Contact, and various disposable interventional devices, including the Map-iT family of devices, have received regulatory clearances and approvals in the U.S., Europe, Canada, China, Japan and various other countries. We have regulatory clearances and approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS device in the U.S., Canada, and Europe. We have regulatory clearances and approvals that allow us to market the SynX collaboration solution in the U.S. and Europe. We have obtained the CE marking for us to market the Stereotaxis MAGiC catheter and the Synchrony system in Europe and are pursuing regulatory approvals in the U.S. and various other global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

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

Stereotaxis has continued to advance development and regulatory approval of its Robotic Magnetic Navigation systems and proprietary interventional devices. In the third quarter of 2024, we attained CE Mark for the GenesisX RMN System, and in the fourth quarter of 2025 we received FDA 510(k) regulatory clearance within the United States. This latest generation of the RMN System is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems. In November 2024, the Genesis RMN system, our current generation system, received regulatory approval from China’s National Medical Products Administration (NMPA), and our partner MicroPort received the regulatory clearances for their integrated mapping system and novel ablation catheter making available the most current advanced minimally invasive robotic technology to physicians and patients in China. In October, 2025, we attained CE Mark for the Synchrony system and are working towards FDA 510(k) regulatory clearance within the United States.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the nine-month period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for future operating periods.

These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (SEC) on March 14, 2025.

Risks and Uncertainties

Tariff and Trade Regulation Update

The global tariff environment remains fluid and, particularly the reciprocal U.S.-China tariffs, the proposed increase in the universal baseline tariff, and the outcome of U.S. negotiations with the EU, could materially affect our cost structure, gross margins, and success and timing of product launches.

Other Risks and Uncertainties

Future results of operations and liquidity could be materially adversely impacted by uncertainties in macroeconomic and geopolitical factors in both the U.S. and globally including continuing introduction of new or modification of existing tariffs or trade barriers, supply chain challenges, inflationary pressures, elevated interest rates, and disruptions in commodity markets stemming from conflicts, such as those between Russia and Ukraine and conflicts in the Middle East, including Israel and Iran. The Company continues to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, tariffs and other trade regulations that are or may be imposed, and logistics delays which make it difficult for us to source parts and ship our products. We continue to evaluate the macroeconomics business environment, taking action to increase inventory levels where appropriate and engaging in discussions with our vendors on contractual obligations, but we cannot guarantee that our business activities will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions, government shutdowns, tariff escalation, retaliatory measures and new import restrictions could lead to higher inflation than previously experienced or expected, which could, in turn create supply shortages as companies seek alternative sources of supply and adjust their logistics and transportation routes. As a result of these factors, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, especially tariff induced inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

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

Since our inception, we have generated significant losses. As of September 30, 2025, we have incurred cumulative net losses of approximately $577.8 million. In 2025, the Company plans to advance adoption of its robotic magnetic navigation systems and its proprietary devices in those markets where regulatory clearance has been received and to work with regulatory approval authorities in those geographies where approval is pending, with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2025 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During the remainder of 2025, we will continue to monitor the impact of the macroeconomic environment on our project timing, regulatory approvals, customer and supplier operations, and our operating results. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, and private sales of our equity securities. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on several factors outside of our control.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other highly liquid investments with original maturities of three months or less from the date of purchase. Accrued interest receivable on money market instruments, included in other current assets, was less than $0.1 million as of September 30, 2025, and December 31, 2024.

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company did not have any restricted cash as of September 30, 2025. The company’s restricted cash was $0.2 million at December 31, 2024.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-term and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of September 30, 2025, and December 31, 2024, the Company had no short-term investments.

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

The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities using the probability of default method and analyzes the unrealized loss positions and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not have any material expected credit losses on investments or material expected credit losses on accrued interest related to investments during the nine months ended September 30, 2025, or year ended December 31, 2024.

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

As of September 30, 2025, and December 31, 2024, financial assets classified as Level 2 consisted of money market funds. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

As of September 30, 2025, and December 31, 2024, financial liabilities classified as Level 3 consisted of the contingent consideration due to the APT acquisition. The Company reviews the change in the fair value of contingent consideration, which is performed by a third-party valuation firm. See Note 3 for further information regarding the valuation methods used by the third-party valuation firm. The approach results in the Level 3 classification of the contingent consideration within the fair value hierarchy.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 for the nine months ended September 30, 2025, and 2024. Revenue from system delivery and installation represented 29% and 35% of revenue for the nine months ended September 30, 2025, and 2024, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the nine months ended September 30, 2025, and 2024. Disposable revenue represented 36% and 27% of revenue for the nine months ended September 30, 2025, and 2024, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. There was no royalty revenue for the nine months ended September 30, 2025, and there was less than $0.1 million for the nine months ended September 30, 2024.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, other post warranty maintenance, and the implied obligation to provide software enhancements if and when available for a specified period, typically one year following installation of our systems. Revenue from services and software enhancements, service-type warranties, and the implied obligation to provide software enhancements are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 35% and 38% of revenue for the nine months ended September 30, 2025, and 2024, respectively.

The following table summarizes the Company’s revenue for systems, disposables, and service and accessories for the three and nine months ended September 30, 2025, and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Systems	$1,861	$4,391	$6,863	$7,243
Disposables, service and accessories	5,603	4,805	16,872	13,335
Total revenue	$7,464	$9,196	$23,735	$20,578

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $12.1 million as of September 30, 2025. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	September 30, 2025	December 31, 2024
Contract Assets - unbilled receivables	$204	$90
Total unbilled receivables	$204	$90

Customer deposits	$2,763	$2,687
Product shipped, revenue deferred	1,205	1,708
Deferred service and license fees	4,178	4,473
Total deferred revenue	$8,146	$8,868
Less: Long-term deferred revenue	(607)	(2,064)
Total current deferred revenue	$7,539	$6,804

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

Revenue recognized for the nine months ended September 30, 2025, and 2024, that was included in the deferred revenue balance at the beginning of each reporting period was $5.8 million and $5.1 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s consolidated balance sheet were approximately $0.1 million as of September 30, 2025, and December 31, 2024. The Company did not incur any impairment losses during any of the periods presented.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. Other acquired intangible assets are stated at the fair value acquired. Goodwill is not amortized; rather, it is evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired. Definite-lived intangible assets are considered long-lived assets and are amortized on a straight-line basis over the periods that expected economic benefits will be provided. See Note 3, Acquisitions for further discussion of the goodwill and intangible assets recorded as of the acquisition date and as of September 30, 2025.

Contingent Liabilities- Earnout Consideration

The Company has determined that the contingent consideration due under the terms of its July 31, 2024, acquisition agreement with APT Holding Company, Inc. represents a contingent liability in accordance with the provisions of Accounting Standard 805, Business Combinations. The Company has established short-term and long-term contingent liabilities for the net present fair value of contingent payments which are both probable of occurrence and reasonably estimable. The initial fair value of the contingent consideration was determined by a third-party valuation firm using both a Monte Carlo simulation and probability-based approaches. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in the Company’s earnings as a charge to General and Administrative expenses. See Note 3, Acquisitions for further discussion of the contingent consideration recorded as of the acquisition date and as of September 30, 2025.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the nine months ended September 30, 2025, were 1) expected dividend rate of 0%; 2) expected volatility of 75% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years, net of actual forfeitures. Restricted shares and units granted to employees and non-employee directors are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period, which is generally four years except for grants to directors which are generally earned over a period of six months. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(6,463)	$(6,190)	$(16,112)	$(16,530)
Cumulative dividend on convertible preferred stock	(322)	(328)	(953)	(984)
Net loss attributable to common stockholders	$(6,785)	$(6,518)	$(17,065)	$(17,514)

Weighted average number of common shares and equivalents:	92,013,791	85,824,789	89,260,628	84,629,531
Basic EPS	$(0.07)	$(0.08)	$(0.19)	$(0.21)
Diluted EPS	$(0.07)	$(0.08)	$(0.19)	$(0.21)

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

As of September 30, 2025, the Company had 4,324,457 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.48 per share under its 2012 and 2022 Stock Purchase Plans 50,055,367 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, 2,490,633 shares of unvested restricted share units awarded under the 2022 Stock Purchase Plan, and 13,000,000 unvested share units relating to the 2021 CEO Performance Award Unit Grant. The Company had no unearned restricted shares outstanding as of September 30, 2025.

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

The acquisition of APT was accounted for as a business combination using the acquisition method of accounting. The consideration included an upfront payment and additional contingent payments based upon the achievement of key regulatory and commercial milestones. At closing, the Company issued 1,486,620 shares of its common stock (the “Upfront Stock Consideration”) with a value of $3.0 million. The Share Purchase Agreement obligated us to file a resale registration statement relating to the Upfront Stock Consideration and additional Earnout Shares. The registration statement covered the 1,486,620 Closing Shares and an estimated 4,613,380 additional Earnout Shares. However, the exact number of shares that may be issued under the Share Purchase Agreement for such milestones will be calculated based on the average of the closing per share price of Stereotaxis common stock immediately prior to the dates such revenue performance and/or regulatory milestones are achieved, up to $24.0 million in total value through September 30, 2029, not to exceed 19.9% of the total number of shares of the Company’s common stock issued and outstanding immediately prior to July 31, 2024 (the “Share Cap Limitation”). In addition, the vesting of the right to receive the Earnout Shares would be accelerated in the event of a change of control of Stereotaxis, based on a probability-weighted average estimate of the potential to achieve any remaining milestones, discounted to its net present value taking into account expected time when earnouts related to the milestones would become payable through September 30, 2029. The estimated fair value of the contingent consideration related to the additional earnout shares at the acquisition date was $9,966. The total contingent consideration, including the upfront payment, is estimated to be $12,966.

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

The above purchase price allocation was final as of June 30, 2025. No measurement period adjustments were recognized during the six months ended June 30, 2025.

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

The Company’s consolidated statement of earnings for the three and nine months ended September 30, 2025, includes APT post-acquisition revenue of $1,543 and $4,105. Net loss for the three and nine months ended September 30, 2025, was $1,770 and $3,165. Net loss for the three and nine months ended September 30, 2025, includes $1,351 and $1,810 of expense due to the revaluation of the contingent consideration as of the reporting date. This expense is recognized within General and Administrative expenses.

Nine Months Ended September 30,
2025
(in thousands)	(Unaudited)
Revenue	$4,105
Net loss	$(3,165)

The following represents the pro forma consolidated revenue as if APT had been included in the consolidated results of the Company. Revenue was $9,686 and $23,519 for the three months and nine months ended September 30, 2024. The Company incurred acquisition costs of $235 and $368 that were recognized within General and Administrative expenses for the three and nine months ended September 30, 2024.

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

On August 7, 2025, Stereotaxis, Inc, in accordance with Section 2.5(b) of the May 11, 2024, Share Purchase Agreement among Stereotaxis, Inc, Access Point Technologies EP, Inc. and APT Holding Company, Inc., issued 417,710 shares of common stock as payment of a part of the earnout consideration payable to APT Holding, Inc.

4. Financial Instruments

The following table summarizes the Company’s cash and cash equivalents, amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant category reported as cash and cash equivalents and restricted cash as of September 30, 2025, and December 31, 2024:

	September 30, 2025
	Reported as:
(in thousands)	Cash and Cash Equivalents	Restricted Cash- current
Cash	$1,066	$-
Level 2
Money market funds	9,440	.
Subtotal	9,440	-
Total assets measured at fair value	$10,506	$-

	December 31, 2024
	Reported as:
(in thousands)	Cash and Cash Equivalents	Restricted Cash- current
Cash	$969	$-
Level 2
Money market funds	11,248	219
Subtotal	11,248	219
Total assets measured at fair value	$12,217	$219

Interest income recorded for these cash and investments was approximately $0.3 million and $0.7 million during the nine months ended September 30, 2025, and the year ended December 31, 2024, respectively.

As of September 30, 2025, and December 31, 2024, the Company did not have any financial assets classified as Level 1 or Level 3. The contingent consideration is carried at fair value and is a Level 3 financial liability. See further discussion of the contingent consideration in Note 3.

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$6,729	$5,223
Work in process	728	1,103
Finished goods	5,312	4,382
Reserve for excess and obsolescence	(2,622)	(2,377)
Total inventory	$10,147	$8,331

At the closing of the acquisition, GAAP accounting required us to record all acquired inventory at its market value.

The Company had approximately $2.6 million in reserve for excess and obsolescence. The reserve includes the fair value of slow moving acquired inventory and the value of Niobe Systems and related raw materials and spare parts.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$409	$405
Prepaid commissions	103	78
Deposits	275	411
Deferred cost of revenue	-	1,025
Long-term accounts receivable	140	-
Other assets	30	36
Total prepaid expenses and other assets	957	1,955
Less: Noncurrent prepaid expenses and other assets	(280)	(107)
Total current prepaid expenses and other assets	$677	$1,848

Deferred cost of revenue represents the cost of systems for which the system has been delivered to the customer but for which revenue has not been recognized.

7. Property and Equipment

Property and Equipment consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Equipment	$5,149	$5,098
Leasehold improvements	2,916	2,916
	8,065	8,014
Less: Accumulated depreciation	(4,909)	(4,441)
Net property and equipment	$3,156	$3,573

8. Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Goodwill	$3,764	$3,764

Developed technology	6,442	6,250
In process research and development	578	770
Customer relationships	310	310
Trademark	410	410
Total intangibles	7,740	7,740

Less: Accumulated amortization	(1,075)	(382)
Net intangibles	$6,665	$7,358

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

As of September 30, 2025, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 6.34 years.

The following table represents lease costs and other lease information (in thousands):

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$270	$256	$808	$710
Short-term lease cost	1	1	3	9
Total net lease cost	$271	$257	$811	$719

Cash paid within operating cash flows	$298	$286	$885	$797

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2025, were as follows (in thousands):

September 30, 2025
2025	$269
2026	1,097
2027	1,122
2028	1,147
2029	1,173
2030 and thereafter	2,533
Total lease payments	7,341
Less: Interest	(1,758)
Present value of lease liabilities	$5,583

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued salaries, bonus, and benefits	$1,595	$1,569
Accrued warranties	43	50
Accrued professional services	224	170
Accrued investigational sites	51	45
Accrued taxes	82	86
Deferred contract obligation	1,045	1,045
Other	29	21
Total accrued liabilities	3,069	2,986
Less: Long term accrued liabilities	(1,100)	(64)
Total current accrued liabilities	$1,969	$2,922

Certain prior year amounts have been reclassified to conform to the 2025 presentation.

11. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. No dividends have been declared or paid as of September 30, 2025, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

Controlled Equity Offering

On August 29, 2025, the Company entered into a Controlled Equity Offering sales agreement (the “Sales Agreement”) with Roth Capital Markets (“Roth”), as sales agent and/or principal, pursuant to which the Company may issue and sell, from time to time, through Roth as sales agent and/or principal, shares of its common stock having an aggregate gross sales price of up to $50.0 million (the “ATM Program”). Sales may be made by any method deemed an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act or through privately negotiated transactions. The Company will pay Roth a commission of up to 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, along with reimbursement of certain expenses. Roth may also buy shares as principal for its own account at prices agreed upon at the time of sale, in which case the Company will enter into a separate terms agreement with Roth.

The Company did not issue any shares of common stock under the ATM Program during the three and nine months ended September 30, 2025 and the entire $50.0 million under the ATM Program remained available for issuance as of that date. The Company intends to use the net proceeds from any sales of common stock under the ATM Program for working capital, research and development and other general corporate purposes, including the accelerated commercialization of the Company’s innovation pipeline.

2025 Equity Financing

On July 17, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Lake Street Capital Markets, LLC (“Placement Agent”) and a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) pursuant to which the Company agreed to sell, in a registered direct offering (the “Offering”), $12.5 million shares of its common stock, as described below. The public offering price for each per share of common stock in the Offering was $2.00.  The initial closing (the “Initial Closing”) under the Purchase Agreement occurred on July 18, 2025. The Company issued an aggregate of 4,250,000 shares of its common stock (the “Initial Shares”) to the Investors and received net proceeds of $7.8 million after deducting the Placement Agent’s fees and other offering expenses payable by the Company with respect to such Initial Shares. The Company agreed to pay the Placement Agent as compensation a cash fee equal to 5.5% as to $7.5 million of the gross proceeds received at the Initial Closing, plus reimbursement of certain expenses. In addition, the Company has agreed to issue, and one of the Investors has agreed to purchase, 2,000,000 additional Shares (the “Additional Shares”) on November 25, 2025 (or such earlier date as the Company and such Investor agrees) (the “Additional Closing”). At the Additional Closing, the Company expects to receive gross proceeds of $4.0 million for such Additional Shares, before deducting Offering expenses payable by the Company with respect to such Additional Shares

Series A Convertible Preferred Stock and Warrants

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $5.3 million and $5.4 million for the nine months ended September 30, 2025, and 2024. As of September 30, 2025, and 2024, the Company had approximately $24.5 million and $31.6 million, respectively, of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of September 30, 2025, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

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

As of September 30, 2025, the Company had 3,830,907 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

As of September 30, 2025, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $2.9 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the nine-month period ended September 30, 2025, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2024	3,858,360	$0.74 - $9.20	$3.79
Granted	674,000	$1.60 - $2.38	$1.62
Exercised	(37,245)	$0.74 - $3.01	$2.15
Forfeited	(170,658)	$1.45 - $6.96	$3.35
Outstanding, September 30, 2025	4,324,457	$0.74 - $9.20	$3.48

A summary of the restricted stock unit activity for the nine-month period ended September 30, 2025, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2024	1,546,532	$3.36
Granted	1,216,101	$1.80
Vested	(240,000)	$4.82
Forfeited	(32,000)	$1.60
Outstanding, September 30, 2025	2,490,633	$2.48

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

Accrued assurance-type warranty, which is included in other accrued liabilities, consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Warranty accrual, beginning of the fiscal period	$50	$107
Accrual adjustment for product warranty	(5)	6
Payments made	(2)	(63)
Warranty accrual, end of the fiscal period	$43	$50

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

The Odyssey Solution consolidates lab information onto one large integrated display, enabling physicians to view and control all the key information in the operating room. This is designed to improve lab layout and procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema. The Odyssey Solution and Odyssey Cinema are being replaced by next generation innovative solutions branded Synchrony and SynX. Synchrony digitizes and modernizes the interventional cath lab with a slim 4K ultra-high-definition display that consolidates the viewing and control of all disparate systems in the lab, offering an enhanced procedure experience with custom layouts, streamlined workflows, an intuitive user interface, and a decluttered environment. Synchrony is made available with SynX, a cloud-based HIPAA and GDPR-compliant browser and mobile-based app that allows for secure remote connectivity, collaboration, recording, and monitoring of the cath lab. As these technologies gain regulatory approvals they are being commercialized in both robotic and non-robotic cath labs.

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

We have received regulatory clearances and approvals necessary for us to market the Genesis RMN System in the U.S., Europe, and China, and we are in the process of obtaining necessary registrations for extending our markets in other countries. The GenesisX RMN System, the latest generation of the Genesis RMN System, has received clearances and approvals in Europe and in the United States. The Niobe System, our prior generation robotic magnetic navigation system, the Odyssey Solution, Cardiodrive, e-Contact, and various disposable interventional devices, including the Map-iT family of devices, have received regulatory clearances and approvals in the U.S., Europe, Canada, China, Japan and various other countries. We have regulatory clearances and approvals that allow us to market the Vdrive and Vdrive Duo Systems with the V-CAS device in the U.S., Canada, and Europe. We have regulatory clearances and approvals that allow us to market the SynX networking solution in the U.S. and Europe. We have obtained the CE marking for us to market the Stereotaxis MAGiC catheter and the Synchrony system in Europe and are pursuing regulatory approvals in the U.S. and various other global geographies. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

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

Stereotaxis has continued to advance development and regulatory approval of its Robotic Magnetic Navigation systems and proprietary interventional devices. In the third quarter of 2024, we attained CE Mark for the GenesisX RMN System, and in the fourth quarter of 2025 we received FDA 510(k) regulatory clearance within the United States. This latest generation of the RMN System is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems. In November 2024, the Genesis RMN system, our current generation system, received regulatory approval from China’s National Medical Products Administration (NMPA), and our partner MicroPort received the regulatory clearances for their integrated mapping system and novel ablation catheter making available the most current advanced minimally invasive robotic technology to physicians and patients in China.

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

Tariff and Trade Regulation Update

The global tariff environment remains fluid and could materially affect our cost structure, gross margins, and the timing of product launches.

On February 1, 2025, the United States announced a 25 percent tariff on most imports from Mexico and Canada. Goods meeting the rules of origin under the United States-Mexico-Canada Agreement (“USMCA”) are expressly exempt. All sub-assemblies we source from Mexico qualify under USMCA; therefore, these items were not subject to the tariff, and the effect on our cost of revenues for the six months ended June 30, 2025, was immaterial. An Executive Order dated July 31, 2025 raised the general tariff rate on non-USMCA Canadian imports from 25 percent to 35 percent. Because our Canadian and Mexican sub-assemblies continue to qualify under USMCA, we do not expect a material impact from this change.

On April 2, 2025, the United States imposed a 10 percent universal “baseline” tariff on all imports that do not qualify under USMCA and announced additional country-specific “reciprocal” tariffs. These higher rates, which were initially suspended for 90 days, became effective August 7, 2025, pursuant to the July 31 Executive Order. We procure certain specialty metals and other raw materials from suppliers in Japan and several European countries that remain subject to the 10 percent baseline tariff. We expect some vendors to pass these incremental duties through price increases. These changes did not have a material impact on our business in the third quarter 2025 but could elevate our cost of revenues and research and development (“R&D”) expenses during the fourth quarter of 2025.

On July 27, 2025, the United States and the European Union agreed to suspend a previously threatened 30 percent tariff and to negotiate a permanent 15 percent ceiling on most EU goods. Implementation details, including the treatment of medical devices, remain under discussion.

Our proprietary Magic® Catheter is manufactured in Germany and currently distributed only in Europe. If tariffs comparable to those described above are extended to European medical devices entering the United States, our planned U.S. product launch could be delayed or rendered uneconomical, which would, in turn, slow adoption of our Robotic Magnetic Navigation (“RMN”) platform.

On April 7, 2025, the United States increased tariffs on imports from the People’s Republic of China (“China”) to rates of up to 145 percent, and China imposed a 125 percent retaliatory tariff on U.S.-origin goods. Following negotiations in Geneva, the United States and China issued a Joint Statement on May 12, 2025, suspending most of the reciprocal tariff increases while talks continued. The initial 90-day suspension expired on August 12, 2025, and was subsequently extended. Under the Executive Order issued November 4, 2025, the heightened reciprocal tariff increases remain suspended through November 10, 2026, while negotiations continue. As a result, (i) U.S. duties on Chinese goods remain at a reduced base rate of approximately 30 percent, rather than the previously announced ceiling of up to 145 percent, and (ii) China has maintained its reduced duty on U.S. goods at approximately 10 percent, down from 125 percent, for the duration of the suspension. All other non-tariff countermeasures announced since April 2025 remain suspended for so long as the reciprocal tariff suspension remains in effect.

We import limited quantities of R&D consumables and manufacturing inputs from China and, through our partner MicroPort Scientific Corporation, sell U.S.-manufactured RMN systems into China. Both inbound materials and outbound finished products are now subject to the reduced reciprocal tariffs. If the lower rates remain in place, we anticipate less than a one percent increase in expenses for the second half of 2025. If higher tariffs are reinstated, the impact could be material, particularly to sales of RMN systems in China. We continue to pursue mitigation strategies.

Effective June 4, 2025, Presidential Proclamation 11043 increased Section 232 tariffs on steel and aluminum from 25 percent to 50 percent. These duties apply in addition to the 10 percent baseline tariff, resulting in an effective rate of up to 60 percent (“tariff stacking”) on certain specialty alloys that we source from Europe and Japan. This action did not have a material direct impact on our operations in the first half of 2025, but the long-term effects of these and other existing or future trade measures are difficult to predict.

The ultimate effect of any tariff or trade barrier will depend on factors outside our control, including the duration of the current U.S.–China suspension, potential extensions or escalations, future executive or legislative actions, and the responses of our suppliers and customers.

Other Risks and Uncertainties

Future results of operations and liquidity could be materially adversely impacted by uncertainties in macroeconomic and geopolitical factors. The Company continued to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, tariffs and other trade regulations that are or may be imposed, market disruptions stemming from conflicts, such as in the Middle East, including Israel and Iran, and logistics delays which make it difficult for us to source parts and ship our products. We continue to evaluate the macroeconomics business environment, taking action to increase inventory levels where appropriate and engaging in discussions with our vendors on contractual obligations, but we cannot guarantee that our business activities will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions, government shutdowns, tariff escalation, retaliatory measures and new import restrictions could lead to higher inflation than previously experienced or expected, which could, in turn create supply shortages as companies seek alternative sources of supply and adjust their logistics and transportation routes. As a result of these factors, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, especially tariff induced inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

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

Since our inception, we have generated significant losses. As of September 30, 2025, we have incurred cumulative net losses of approximately $577.8 million. In 2025, the Company plans to advance adoption of its robotic magnetic navigation systems and its proprietary devices in those markets where regulatory clearance has been received and to work with regulatory approval authorities in those geographies where approval is pending, with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2025 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During the remainder of 2025, we will continue to monitor the impact of the macroeconomic environment on our project timing, regulatory approvals, customer and supplier operations, and our operating results. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, and private sales of our equity securities. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on several factors outside of our control.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, service-type warranty, and an implied obligation to provide software enhancements if and when available for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties and the implied obligation to deliver software enhancements if and when available is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty and right to software updates throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 million for the nine months ended September 30, 2025, and 2024.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the nine months ended September 30, 2025, and 2024.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s consolidated balance sheets were approximately $0.1 million as of September 30, 2025, and December 31, 2024. The Company did not incur any impairment losses during any of the periods presented.

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

Stock-Based Compensation

Stock compensation expense, which is a non-cash charge, results from stock option, non-qualified stock options, stock appreciation rights, and restricted share grants made to employees, non-employee directors, and third-party consultants at the fair value of the grants. For time-based awards, the fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of restricted shares and units was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants and units is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to non-employee directors which are generally earned over a period of six months. Stock compensation expense for performance-based restricted shares, is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expense is recognized only for those options expected to vest, net of actual forfeitures. Estimates of the expected life of options have been based on the average of the vesting and expiration periods, which is the simplified method under general accounting principles for share-based payments. Estimates of volatility utilized in calculating stock-based compensation have been prepared based on historical data. Actual experience to date has been consistent with these estimates.

For market-based awards, stock-based compensation expense is recognized over the minimum service period regardless of whether or not the market target is probable of being achieved. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

The amount of compensation expense to be recorded in future periods may increase if we make additional grants of options, stock appreciation rights or restricted shares, or if we change our achievement expectations for performance based grants. The amount of expense to be recorded in future periods may decrease if the requisite service periods are not completed or if achievement expectations for performance based grants become improbable.

Results of Operations

Comparison of the Three Months Ended September 30, 2025, and 2024

Revenue. Revenue decreased from $9.2 million for the three months ended September 30, 2024, to $7.5 million for the three months ended September 30, 2025, a decrease of 19%. Revenue from the sales of systems decreased to $1.9 million for the three months ended September 30, 2025, from $4.4 million for the three months ended September 30, 2024, driven by decreased sales volume in the current year period. Revenue from sales of disposable interventional devices, service, and accessories increased to approximately $5.6 million for the three months ended September 30, 2025, from $4.8 million for the three months ended September 30, 2024, an increase of approximately 17%. The increase was primarily driven by the full quarter impact of post-acquisition non-magnetic disposable device sales and new magnetic disposable device sales recorded in the current year period.

Cost of Revenue. Cost of revenue decreased from $5.1 million for the three months ended September 30, 2024, to $3.4 million for the three months ended September 30, 2025, a decrease of approximately 34%. As a percentage of our total revenue, overall gross margin increased to 55% for the three months ended September 30, 2025, from 45% for the three months ended September 30, 2024, primarily due to changes in product mix. Cost of revenue for systems sold decreased from $3.7 million for the three months ended September 30, 2024, to $1.5 million for the three months ended September 30, 2025, driven by decreased system sales volume in the current year period. Gross margin for systems was $0.7 million for the three months ended September 30, 2024, compared to $0.4 million for the three months ended September 30, 2025. Cost of revenue for disposables, service, and accessories increased from $1.4 million for the three months ended September 30, 2024, to $1.9 million for the three months ended September 30, 2025. Gross margin for disposables, service, and accessories was 67% for the three months ended September 30, 2025, compared to 71% for the three months ended September 30, 2024. Gross margin for disposables, service, and accessories decreased due to changes in product mix in the current period.

Research and Development Expenses. Research and development expenses remained consistent at $2.5 million for the three months ended September 30, 2024, and 2025.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.2 million for the three months ended September 30, 2024, to $2.9 million for the three months ended September 30, 2025. This decrease was primarily due to lower headcount and third party commissions.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management expenses, amortization of acquisition related intangible assets, and the gain or loss associated with the remeasurement of the acquisition related contingent consideration. General and administrative expenses increased from $4.8 million for the three months ended September 30, 2024, to $5.2 million for the three months ended September 30, 2025, an increase of approximately 7%. This increase was primarily driven by the change in contingent consideration expense partially offset by lower administrative expenses.

Interest Income. Net interest income was $0.2 million for the three months ended September 30, 2024, compared to $0.1 million for the three months ended September 30, 2025. The decrease was driven by a lower invested balance in the current year period.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenue. Revenue increased from $20.6 million for the nine months ended September 30, 2024, to $23.7 million for the nine months ended September 30, 2025, an increase of approximately 15%. Revenue from the sales of systems decreased from $7.2 million for the nine months ended September 30, 2024, to $6.9 million for the nine months ended September 30, 2025, driven by changes in product mix in the current year period. Revenue from sales of disposable interventional devices, service and accessories increased to $16.9 million for the nine months ended September 30, 2025, from $13.3 million for the nine months ended September 30, 2024, an increase of approximately 27%. The increase was primarily driven by the full year impact of post-acquisition non-magnetic disposable device sales, new magnetic device sales, and additional service work recorded in the current year period.

Cost of Revenue. Cost of revenue increased from $9.2 million for the nine months ended September 30, 2024, to $11.0 million for the nine months ended September 30, 2025, an increase of approximately 19%. As a percentage of our total revenue, overall gross margin decreased to 54% for the nine months ended September 30, 2025, from 55% for the nine months ended September 30, 2024, primarily due to changes in product mix. Cost of revenue for systems sold decreased from $5.8 million for the nine months ended September 30, 2024, to $5.5 million for the nine months ended September 30, 2025, driven by changes in product mix in the current year period. Gross margin for systems was $1.5 million for the nine months ended September 30, 2024, compared to $1.3 million for the nine months ended September 30, 2025. Cost of revenue for disposables, service, and accessories increased from $3.4 million for the nine months ended September 30, 2024, to $5.4 million for the nine months ended September 30, 2025, driven by increased disposables sales volume in the current period. Gross margin for disposables, service and accessories was 74% for the nine months ended September 30, 2024, compared to 68% for the nine months ended September 30, 2025. The change in gross margin for disposables, service, and accessories was related to acquisition related accounting which required the valuation of acquired finished goods inventory to fair value in the prior period and by changes in product mix in the current period.

Research and Development Expenses. Research and development expenses decreased from $7.0 million for the nine months ended September 30, 2024, to $6.7 million for the nine months ended September 30, 2025, a decrease of 4%. This decrease was primarily driven by the capitalization of GenesisX system components into inventory partially offset by the full year impact of acquired headcount expense from our acquisition.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $9.5 million for the nine months ended September 30, 2024, to $9.4 million for the nine months ended September 30, 2025, a decrease of approximately 1%. This decrease was primarily driven by lower headcount costs, partially offset by an increase in tradeshow expenses in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management expenses, amortization of acquisition related intangible assets, and the gain or loss associated with the remeasurement of the acquisition related contingent consideration. General and administrative expenses increased from $12.1 million for the nine months ended September 30, 2024, to $13.7 million for the nine months ended September 30, 2025, an increase of approximately 13%. This increase was primarily driven by the change in contingent consideration expense and amortization of acquisition related intangible assets offset by lower administrative expenses in the current year period.

Other Operating Expense. The Company received approximately $0.5 million in an employee retention tax credit in the second quarter of 2025.

Interest Income. Net interest income was $0.6 million for the nine months ended September 30, 2024, compared to $0.3 million for the nine months ended September 30, 2025. The decrease was driven by lower invested balances and interest rates in the current year period partially offset by interest received with payment of the employee retention tax credit in the current year period.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of September 30, 2025, we had $10.5 million of cash and cash equivalents. We had working capital of $6.3 million as of September 30, 2025, compared to $4.8 million as of December 31, 2024.

In July 2025, we closed a registered direct offering of our common stock for $8.5 million in gross proceeds before deducting offering expenses. In addition, we agreed to issue, and one of the Investors in the registered direct offering agreed to purchase, additional shares for $4.0 million on or before November 25, 2025. At the Additional Closing, the Company expects to receive gross proceeds of $4.0 million before deducting offering expenses. In addition, in August 2025, we entered into a sales agreement with Roth Capital Markets, as sales agent and/or principal, under which we may issue up to $50.0 million of our common stock (the “ATM Program”). For additional information on the July 2025 registered direct offering and our “at-the-market” facility, refer to Note 11, Convertible Preferred Stock and Stockholders’ Equity Common Stock Equity Distribution Agreement of the notes to the condensed consolidated financial statements, under the subheadings Controlled Equity Offering and 2025 Equity Financing, included within this report.

The following table summarizes our cash flow by operating, investing and financing activities for the nine months ended September 30, 2025, and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flow used in operating activities	$(9,716)	$(9,763)
Cash flow (used in) provided by investing activities	(23)	76
Cash flow provided by financing activities	7,809	138

Net cash used in operating activities. We used approximately $9.7 million and $9.8 million of cash for operating activities during the nine months ended September 30, 2025, and 2024, respectively. The decrease in cash used in operating activities was driven by a lower net loss partially offset by changes in working capital.

Net cash used in/provided by investing activities. We used less than $0.1 million of cash for investing activities during the nine months ended September 30, 2025 for the purchase of equipment. We generated approximately $0.1 million for investing activities during the nine months ended September 2024 from the acquisition of Access Point Technologies EP, Inc.

Net cash provided by financing activities. We generated approximately $7.8 million of cash from financing activities during the nine months ended September 30, 2025, and $0.1 million during the nine months ended September 30, 2024. The cash generated in 2025 was primarily driven by the proceeds from the registered direct offering during the third quarter. The cash generated in 2024 was driven by the proceeds from issuance of stock from the exercise of options, net of issuance costs, and from our employee stock purchase program.

Capital Resources

As of September 30, 2025, the Company did not have any debt.

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

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2025 through September 30, 2025, we offered, sold and issued the following unregistered securities:

As previously disclosed in our Current Report on Form 8-K filed with the SEC on May 16, 2024, on May 11, 2025, we entered into Share Purchase Agreement with APT Holding Company, Inc., a Minnesota corporation (the “APT Holding”), to acquire all of the equity interests of Access Point Technologies EP, Inc., a Minnesota corporation (“APT”). On August 7, 2025, pursuant to the Share Purchase Agreement, we issued 417,710 shares of common stock as payment of a part of the earnout consideration payable to APT Holding upon the achievement of a certain regulatory milestone.

The offer, sale and issuance of the securities described above were not registered and were made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act of 1933, as amended, and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder. The issuance and sale of such securities did not involve a public offering, and no public solicitation or advertisement was made or relied upon in connection with the issuance of the shares.  We filed a resale shelf registration statement on Form S-3 (File No. 333-281766), which was declared effective by the SEC on September 11, 2024, registering the resale of up to up to 6,100,000 shares of our common stock held by, or that may be issued to, APT Holding, including the shares described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

2.1	Placement Agency Agreement, between the Company and certain investor named therein, dated as of July 17, 2025, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on July 17, 2025.

2.2	Form of Securities Purchase Agreement, dated as of July 17, 2025, between the Company and certain investors named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on July 17, 2025.

2.3	Sales Agreement, dated as of August 29, 2025, between the Company and certain investor named therein, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on August 29, 2025.

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: November 12, 2025	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

Date: November 12, 2025	By:	/s/ Kimberly R. Peery
Kimberly R. Peery
Chief Financial Officer

