Form 10-K
period 2025-12-31
Stereotaxis, Inc.
filed 2026-03-12
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales prices on the NYSE American on June 30, 2025) was approximately $150.3 million.

The number of outstanding shares of the registrant’s common stock on February 28, 2026, was 97,248,936.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

STEREOTAXIS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

STEREOTAXIS, INC.

PART I

ITEM 1.	BUSINESS

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. GenesisX RMN®, Genesis RMN®, Niobe®, Navigant®, Synchrony™, SynX™, Odyssey®, Odyssey Cinema™, MAGiC™, MAGiC Sweep™, EMAGIN™, Map-iT™, QuikCAS™, Cardiodrive®, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, and NuVizion™ are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

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

Our primary products include the Genesis RMN and the GenesisX RMN Systems, the Odyssey and Synchrony & SynX Solutions, various interventional devices under the Map-iT, MAGiC and EMAGIN brands, and other related devices. Through our strategic relationships with fluoroscopy system manufacturers, providers of catheters and electrophysiology mapping systems, and other parties, we offer our customers x-ray systems and other accessory diagnostic and therapeutic devices.

The Genesis RMN and the GenesisX RMN Systems are designed to enable physicians to complete complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. The GenesisX RMN System, the latest generation of the Genesis RMN System, is designed to enhance the accessibility of Robotic Magnetic Navigation by reducing the lengthy construction cycle necessary to install prior generation RMN systems.

The Odyssey Solution consolidates lab information onto one large integrated display, enabling physicians to view and control all the key information in the operating room. This is designed to improve lab layout and procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema. The Odyssey Solution and Odyssey Cinema are being replaced by next generation innovative solutions branded Synchrony and SynX. Synchrony digitizes and modernizes the interventional cath lab with a 4K high-definition display that consolidates the viewing and control of disparate systems in the lab, offering enhanced procedure experience with custom layouts, streamlined workflows, an intuitive user interface, and a decluttered environment. Synchrony is made available with SynX a cloud-based HIPAA and GDPR-compliant browser and mobile-based app that allows for secure remote connectivity, collaboration, recording, and monitoring of the cath lab. As these technologies gain regulatory approvals they are being commercialized alongside RMN systems and as stand-alone solutions.

We pursue arrangements with fluoroscopy system manufacturers to provide RMN Systems in a bundled purchase offer for hospitals establishing robotic interventional operating rooms. An integrated x-ray system is critical for customer adoption of RMN Systems, and when offered as a bundled purchase with the RMN System, it may reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

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

As of December 31, 2025, we had approximately $9.1 million of system backlog, consisting of outstanding purchase orders and other commitments for these systems. Of the December 31, 2026 backlog, we expect approximately 78% to be recognized as revenue over the course of 2026. We had system backlog of approximately $14.4 million as of December 31, 2024. There can be no assurance that we will recognize such revenue in any period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, because of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation system can vary significantly from one reporting period to the next.

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

We operate our business as one segment, as defined by U.S. generally accepted accounting principles. Our financial results for the years ended December 31, 2025 and 2024 are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

We believe that our technology can:

●	Improve patient outcomes by optimizing therapy. Difficulty in controlling the working tip of disposable interventional devices can lead to sub-optimal results in many procedures. Conversely, the precise control of multiple complex diagnostic and therapeutic devices by a single physician can lead to better outcomes for the patient. Precise instrument control is necessary for treating a number of cardiac and other endovascular conditions. To treat arrhythmias, precise placement of an ablation catheter against a beating inner heart wall is necessary. Maintaining this precision and contact can be very challenging, especially in the most complex procedures. For endovascular navigation, precise and safe navigation through complex vasculature may also have a significant impact on procedure outcomes, efficiency, and cost. We believe our robotic technology can enhance procedure results by improving navigation of disposable interventional devices to treatment sites, and by affecting more precise and safe treatments once these sites are reached.

●	Expand the market by enabling minimally invasive endovascular intervention. Treatment of a number of major diseases, including ventricular tachycardia, atrial fibrillation, congenital heart diseases, stroke, peripheral vascular disease, and coronary vascular disease, is highly challenging using conventional wire and/or catheter-based techniques. These patients may therefore be referred to more invasive or less curative therapies because of the difficulty in precisely and safely controlling the working tip of disposable interventional devices used to treat these complex cases endovascularly. Because our robotic technology provides precise, computerized control of the working tip of disposable interventional devices, we believe that it will potentially enable difficult diseases to be treated endovascularly on a much broader scale than today.

●	Enhance patient and physician safety. The clinical value of our technology has been demonstrated in over 500 publications and in the real-world experience of more than 150,000 procedures. The clinical literature as well as other available data suggests meaningful reductions in major complications and patient exposure to radiation during procedures utilizing our robotic technology. This may be driven by the softer a-traumatic design of an interventional device navigated using magnetic fields. These safety benefits to patients are complemented by improved occupational safety for the physicians and nursing staff who are performing the procedures. Healthcare professionals face significant orthopedic and radiation exposure risks. Studies have documented increased rates of orthopedic injury and tumors in these interventional cardiologist physicians Our robotic technology improves physician safety and reduces physician fatigue by enabling them to conduct procedures remotely from an adjacent control room, which reduces their exposure to harmful radiation, and the orthopedic burden of wearing lead.

●	Improve clinical workflow and information management. Complex ablation procedures involve several sources of information, which conventionally require a physician to mentally integrate and process large quantities of information from different sources in real time, often from separate user interfaces. Sources of information include real time x-ray and/or ultrasound images, real time location sensing systems providing the 3-D location of a catheter tip, pre-operative map of the electrical activity of the heart, real time recording of electrical activity of the heart, and temperature feedback from an ablation catheter. The Odyssey and Synchrony & SynX Solutions improve clinical workflow and information management efficiency by integrating and synchronizing the multiple sources of diagnostic and imaging information found in the interventional labs into a large-screen user interface with single mouse and keyboard control.

●	Enhance hospital efficiency by reducing and standardizing procedure times, disposables utilization and staffing needs. Conventional interventional procedure times currently range from several minutes to many hours as physicians often engage in repetitive, “trial and error” maneuvers due to difficulties with manually controlling the working tip of disposable interventional devices. By reducing both navigation time and the time needed to carry out therapy at the target site, we believe that our robotic technology can reduce procedure times compared to manual procedures, especially in the most complex procedures such as the treatment of ventricular tachycardia. We believe the robotic magnetic navigation system can also reduce the variability in procedure times compared to manual methods. Greater standardization of procedure times allows for more efficient scheduling of interventional cases including staff requirements. We also believe that additional cost savings from robotics can result from decreased use of multiple catheters, high-end deflectable sheaths, and contrast media in procedures compared with manual methods further enhancing the rate of return to hospitals.

●	Expand the population of physicians who can effectively perform complex endovascular procedures. Training required for physicians to safely and effectively carry out manual interventional procedures typically takes years, over and above the training required to become a specialist in cardiology. This has led to a shortage of physicians who are skilled in performing more complex procedures. We believe that our robotic technology can allow procedures that previously required the highest levels of manual dexterity and skill to be performed effectively by a broader range of interventional physicians, with more standardized outcomes. In addition, interventional physicians can learn to use robotic systems in a relatively short period of time. The robotic magnetic navigation system can also be programmed to carry out sequences of complex navigation automatically further enhancing ease of use. We believe the Odyssey and Synchrony & SynX Solutions can allow advanced training online thereby accelerating learning.

●	Help hospitals recruit physicians and attract patients. Due to the clinical benefits of our products, we believe hospitals will realize significant operational benefits when recruiting physicians to work in a safer procedure environment, while attracting patients who desire to have safer procedures that lead to better long-term outcomes.

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

Through our arrangements with manufacturers and providers of fluoroscopy systems, catheters, and electrophysiology mapping systems, we provide compatibility between the robotic magnetic navigation system and the visualization and information systems used during electrophysiology and endovascular procedures to provide the physician with a comprehensive information and instrument control system. In addition, we have integrated the robotic magnetic navigation system with 3D catheter location sensing technology to provide accurate real-time information as to the 3D location of the working tip of the instrument. The maintenance of these technology compatibility, integrations, and strategic relationships is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible systems and devices and/or equivalent alternatives.

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

Odyssey® Solution

The Odyssey Solution, and the next generation, Synchrony and SynX Solution, offer a fully integrated, real-time information solution to manage, control, record and share procedures across networks or around the world. We believe that these tools enhance the physician workflow in interventional labs through a consolidated user interface of multiple systems on a single display to enable greater focus on the case and improve the efficiency of the lab. Using a single mouse and keyboard, the Odyssey Solution allows the user to command multiple systems in the lab from a single point of control. In addition, the Odyssey Solution acquires a real-time, remote view of the lab, capturing synchronized procedure data for review of important events during cases. The Odyssey Solution enables physicians to access recorded cases and creates snapshots following procedures for enhanced clinical reporting, auditing and presentation. The Odyssey Solution enables physicians to establish a comprehensive master archive of procedures performed in the lab providing an excellent tool for training new staff on standard practices. The Odyssey Solution further enables procedures to be observed remotely around the world with high-speed Internet access over a hospital VPN, even wirelessly using a standard laptop or Windows tablet computer. The next generation solution, branded as Synchrony and SynX, modernizes the interventional cath lab with a 4K high-definition display that consolidates the viewing and control of disparate systems in the lab, offering enhanced procedure experience with custom layouts, streamlined workflows, an intuitive user interface, and a decluttered environment. Synchrony™ is made available with SynX™, a cloud-based HIPAA and GDPR-compliant browser and mobile-based app that allows for secure remote connectivity, collaboration, recording, and monitoring of the cath lab.

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

Disposables and Other Accessories

Our robotic magnetic navigation systems are designed to use a toolkit of associated disposable interventional devices. We market and distribute disposable and related devices that can be used with our robotic magnetic navigation systems and in traditional, manual procedures.

Within the robotic device toolkit, we manufacture and distribute the MAGiC catheter, the MAGiC Sweep mapping catheter, the QuikCAS, the iCONNECT, and the V-CAS devices.

Prior to regulatory clearance of a replacement device, our propriety MAGiC ablation catheter, in Europe in 2025 and regulatory approval in the U.S. in early 2026, the robotically enabled ablation catheters predominantly used with our RMN Systems were co-developed with Biosense Webster, a wholly owned subsidiary of Johnson and Johnson (the “J&J catheters”). The J&J catheters were solely manufactured and distributed by them and their obligation to supply those catheters ended on December 31, 2025. We do not know their plans for the continuation of the J&J catheters, and we have no guarantees that supply of those catheters will continue into 2026. Although we are ramping up production of the MAGiC ablation catheter as a replacement device, continued supply of the J&J catheters into 2026 remains of significant importance for many customers of our technology.

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

The maintenance of strategic relationships with compatible devices, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible devices and/or equivalent alternatives. We cannot provide any assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

Other Recurring Revenue

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, and other post warranty maintenance. Revenue from services and software enhancements, including service-type warranties, are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed.

Regulatory Approval

We have received regulatory clearance, and/or approvals necessary for us to market the Genesis System with Cardiodrive, iCONNECT, Navigant, Odyssey and QuikCAS in the U.S., Europe, and China, and we are in the process of pursuing registrations for extending our markets in other countries.

We have received regulatory clearance, and/or approvals necessary for us to market the GenesisX RMN System, the latest generation of the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary approvals in other countries.

We have regulatory clearances and approvals that allow us to market the SynX collaboration solution in the U.S. and Europe.

We have obtained the CE marking for us to market the Synchrony system in Europe and are in the process of obtaining necessary approvals in the US and other countries.

We have received regulatory clearance, and/or approvals necessary for us to market the Niobe System with Cardiodrive, e-Contact, Navigant, Odyssey, QuikCAS in the U.S., Europe, Canada, China, Japan, and various other countries.

We have received regulatory clearance, licensing and/or approvals necessary for us to market the Vdrive and Vdrive Duo Systems with the V-CAS in the U.S., Europe, and Canada.

We have received regulatory clearance, licensing and/or approvals necessary for us to market the Stereotaxis MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures in the U.S. and Europe, and we are in the process of obtaining necessary approvals in other countries.

We have received regulatory clearance and/or approvals necessary for us to market the Map-it diagnostic mapping catheters in the U.S. and Europe.

The MAGiC Sweep™ catheter, the first robotically navigated high-density EP mapping catheter, received FDA 510(k) clearance in July 2025. We are in the process of obtaining necessary approvals in other geographies.

We are also currently seeking regulatory clearances for the EMAGIN 5F catheter guide designed to robotically navigate tortuous venous and arterial vasculature.

FINANCIAL INFORMATION ABOUT CUSTOMERS

No single customer accounted for more than 10% of total revenue for the years ended December 31, 2025 and 2024. No single country, other than the U.S., accounted for more than 10% of total revenue for the years ended December 31, 2025, and 2024.

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

We believe more than 7,000 interventional labs around the world are currently conducting nearly one and a half million cardiac ablation procedures annually. The market has grown rapidly over the last decade with annualized procedure growth of approximately 10%.

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

Prior to regulatory clearance of a replacement device, our propriety MAGiC ablation catheter, in Europe in 2025 and regulatory approval in the U.S. in early 2026, the robotically enabled ablation catheters predominantly used with our RMN Systems were co-developed with Biosense Webster, a wholly owned subsidiary of Johnson and Johnson (the “J&J catheters”). The J&J catheters were solely manufactured and distributed by them and their obligation to supply those catheters ended on December 31, 2025. We do not know their plans for the continuation of the J&J catheters, and we have no guarantees that supply of those catheters will continue into 2026. Although we are ramping up production of the MAGiC ablation catheter as a replacement device, continued supply of the J&J catheters into 2026 remains of significant importance for some customers of our technology.

The maintenance of strategic relationships with technology leaders in the global interventional market, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible systems and devices and/or equivalent alternatives. We cannot provide any assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

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

Our research and development team collaborates with strategic third parties to integrate our robotic magnetic navigation system’s open architecture platform with key imaging, location sensing and information systems in the interventional lab. We have also collaborated with highly regarded interventional physicians in key clinical areas and have entered into agreements with universities and teaching hospitals, which serve to increase our access to world class physicians and to expand our name recognition in the medical community.

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

MANUFACTURING

Robotic Magnetic Navigation Systems and Odyssey and Synchrony & SynX Solutions

Our manufacturing strategy for our Robotic Magnetic Navigation Systems and Odyssey and Synchrony & SynX Solutions is to sub-contract many of the manufacture of major subassemblies of our systems to maximize manufacturing flexibility and lower fixed costs. We maintain quality control for all our systems by completing final system assembly and inspection in-house.

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

Software

The software components of the robotic magnetic navigation system and the Odyssey and Synchrony & SynX Solutions , including control and application software, are developed both internally and with integrated modules we purchase or license. We perform final testing of software products in-house prior to their commercial release.

General

Our manufacturing facility operates under processes that meet the FDA’s requirements under the Quality System Regulation (QSR). Our ISO registrar and European notified British Standard Institution (BSI) has audited our facility annually since 2001 and found the facility to comply with relevant requirements. The most recent ISO 13485 and MDSAP Certificate of Registration were issued in 2025 and are valid through September 2028.

SALES AND MARKETING

We market our products in the U.S and internationally through a direct sales force of senior sales specialists, distributors and sales agents, supported by account managers and clinical specialists who provide training, clinical support, and other services to our customers.

Our sales and marketing efforts include two important elements: (1) selling robotic magnetic systems, the Odyssey and Synchrony & SynX Solutions, and magnetically compatible x-ray systems directly and through distributors; and (2) leveraging our installed base of systems to drive recurring sales of disposable interventional devices, software and service.

REIMBURSEMENT

We believe that substantially all of the procedures, whether commercial or in clinical trials, conducted in the U.S. with the robotic magnetic navigation systems have been reimbursed to date. We expect that third-party payors will reimburse, under existing billing codes, procedures in which compatible ablation catheters are used. We expect healthcare facilities in the U.S. to bill various third-party payors, such as Medicare, Medicaid, other government programs and private insurers, for services performed with our products. We believe that procedures performed using our products or targeted for use by products that do not yet have regulatory clearance or approval, are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes to be compensated for performing medically necessary procedures using our products on insured patients. We cannot guarantee that reimbursement policies of third-party payors will not change in the future with respect to some or all of the procedures using the robotic magnetic navigation system.

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

We have an extensive patent portfolio that we believe protects the fundamental scope of our technology and systems, including our robotic magnetic technology, navigational methods, mapping system and procedural workflows, 3D integration technology, and disposable interventional devices. As of December 31, 2025, we had 43 issued U.S. patents and 3 pending U.S. patent application. In addition, we had 6 issued foreign patents and 5 pending foreign patent applications. The key patents that protect our technology and systems extend until 2028 and beyond.

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

We have also developed substantial expertise in magnet design, magnet physics, and magnetic instrument control in connection with the development of the robotic magnetic navigation system, which we maintain as trade secrets. This expertise centers around our proprietary magnet design, which is a critical aspect of our ability to design, manufacture and install a cost-effective magnetic navigation system that is small enough to be installed in a standard interventional lab. Our Odyssey Solution contains numerous complex algorithms and proprietary software and hardware configurations, and requires substantial knowledge to design and assemble, which we maintain as trade secrets. This proprietary software and hardware, some of which is owned by Stereotaxis, and some of which is licensed to Stereotaxis, is a material aspect of the ability to design, manufacture and install cost-effective and efficient information integration, storage, and delivery platform.

In addition, we seek to protect our proprietary information by entering confidentiality, assignment of inventions or license agreements with our employees, consultants, contractors, advisers and other third parties. However, we believe that these measures afford only limited protection.

COMPETITION

The markets for medical devices are intensely competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, and price erosion.

In electrophysiology we consider the primary competition to our robotic magnetic navigation system to be traditional catheter-based electrophysiology ablation approaches including RF (radiofrequency) ablation and non-RF therapies. To our knowledge, we are the only company that has commercialized remote, digital, and direct control of the working tip of catheters for use in RF ablation procedures. Our success depends in part on convincing hospitals and physicians to convert traditional interventional procedures to procedures using our robotic magnetic navigation system.

We face competition from companies that are developing and marketing new products for use in electrophysiology. These products include next generation mapping systems and RF ablation devices with which our robotic magnetic navigation system is not currently compatible, as well as non-RF ablation devices including single-shot cryoablation devices and other new products, such as pulse field ablation, for use in other interventional therapies. Some of these products are marketed by companies that may have an established presence in the field of electrophysiology, including major imaging, capital equipment and disposables companies that are currently selling products in the interventional lab. In addition, we face competition from companies that currently market or are developing drugs, gene, or cellular therapies to treat the conditions for which our products are intended.

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

Our Map-iT family of devices competes directly with other companies that manufacture and sell traditional interventional devices. We also recently developed our own line of robotically enabled medical devices and are aware of two other companies that also produce and sell magnetically enabled catheters.

We face direct competition in certain products in our Odyssey/Synchrony Solution. These competitors include established imaging companies as well as dedicated solution providers. We expect to continue to face competitive pressure in this market in the future, based on the rapid pace of advancements with this technology.

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

U.S. Food and Drug Administration

Unless an exemption applies, each medical device we wish to commercially market in the United States will require 510(k) clearance, de novo approval, or pre-market approval (PMA) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device, known as 510(k) clearance. Some low-risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, or life-supporting, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring pre-market approval, or PMA. Most of our current products are Class II devices requiring 510(k) clearances. The J&J compatible catheters used with our magnetic navigation system, as well as the MAGiC catheter, are Class III therapeutic devices and are subject to the PMA process.

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

As of December 31, 2025, our employees were based in 11 different countries around the world, including the U.S. Our global workforce consists of highly skilled talent and experience at all levels. We strongly believe that all employees should have a work environment free from discrimination, harassment, bias and prejudice. We strive to foster a culture where mutual respect and dignity are core to our individual expectations.

As of December 31, 2025, we had 131 employees, 40 of whom were engaged directly in research and development, 47 in sales and marketing activities, 26 in manufacturing and service, and 18 in general administrative activities including finance, information systems, legal and general management. A significant majority of our employees are not covered by a collective bargaining agreement, and we consider our relationship with our employees to be positive. We also engage the services of independent contractors and consultants as needed for special or temporary projects or specific expertise.

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

RISK FACTORS SUMMARY

Risks Related to Our Business and Business Operations

●	We may not generate cash from operations or be able to raise the necessary capital to continue operations.
●	Macroeconomic and geopolitical factors, as well as pandemics, epidemics or outbreaks of infectious disease could have an adverse effect on our supply chain, our hospital customer buying patterns, and our ability to raise capital and could otherwise disrupt our normal business operations.
●	We may not be able to fund our business operations in the same manner as we have done historically if we do not improve the operating performance of the Company or raise additional capital.
●	Hospital decision-makers may not purchase our robotic magnetic navigation systems or related products or may think that such systems and products are too expensive.
●	If we are unable to fulfill our current purchase orders and other commitments on a timely basis or at all, we may not be able to achieve future sales growth.
●	We will likely experience long and variable sales and installation cycles, which could result in substantial fluctuations in our quarterly results of operations.
●	Physicians may not use our products if they do not believe they are safe, efficient and effective.
●	Our collaborations with fluoroscopy system manufacturers and providers of catheters and electrophysiology mapping systems or other parties may fail, or we may not be able to enter additional collaborations in the future.
●	The complexity associated with selling, marketing, and distributing products could impair our ability to increase revenue.
●	Our marketing strategy is dependent on collaboration with physician “thought leaders.”
●	Physicians may not commit enough time to sufficiently learn our system.
●	Customers may choose to purchase competing products and not ours.

●	If the magnetic fields generated by our system are not compatible with, or interfere with, other widely used equipment in the interventional labs, sales of our products would be negatively affected.
●	The use of our products could result in product liability claims that could be expensive, divert management’s attention, and harm our reputation and business.
●	We have incurred substantial losses in the past and may not be profitable in the future.
●	Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.
●	Risks associated with international manufacturing and trade could negatively impact the availability and cost of our products because materials used to manufacture our magnets, one of our key system components, are sourced from overseas.
●	We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.
●	Our growth may place a significant strain on our resources, and if we fail to manage our growth, our ability to develop, market, and sell our products will be harmed.

Risks Related to our Recently Completed Acquisition of APT

●	We may be unable to successfully integrate APT into our business and may fail to realize any or all of the anticipated benefits of the acquisition, or those benefits may take longer to realize than expected.
●	Our future results may be adversely impacted if we do not effectively manage APT’s catheter manufacturing business following the completion of the acquisition.
●	The issuance of the Earnout Consideration will result in dilution to our stockholders and may adversely affect us, including the market price of our securities.
●	Under certain circumstances, we may take certain actions to achieve the milestones under the Purchase Agreement that we would not have undertaken if we had not completed the acquisition, which may have an adverse effect on the historical business of Stereotaxis.

Risks Relating to Technology and Intellectual Property Matters

●	The rate of technological innovation of our products might not keep pace with the rest of the market.
●	Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise confidential information, and expose us to liability which could materially adversely impact our business and reputation.
●	We may be unable to protect our technology from use by third parties.
●	Third parties may assert that we are infringing their intellectual property rights.
●	Expensive intellectual property litigation is frequent in the medical device industry.
●	We may not be able to maintain all the licenses or rights from third parties necessary for the development, manufacture, or marketing of new and existing products.
●	Our products and related technologies can be applied in different medical applications, and we may fail to focus on the most profitable areas.
●	We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.
●	Software errors or other defects may be discovered in our products.

Risks Relating to Regulatory and Legal Matters

●	If we or the parties in our strategic collaborations fail to obtain or maintain necessary FDA clearances or approvals for our medical device products, or if such clearances or approvals are delayed, we will be unable to continue to commercially distribute and market our products.
●	If our strategic collaborations elect not to or we fail to obtain regulatory approvals in other countries for products under development, we will not be able to commercialize these products in those countries.
●	We may fail to comply with continuing regulatory requirements of the FDA and other authorities and become subject to enforcement action, which may include substantial penalties.
●	Our suppliers, subcontractors, or we may fail to comply with the FDA quality system regulation or other quality standards.
●	If we fail to comply with health care regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
●	Healthcare policy changes, including the potential repeal or amendment of any existing legislation, may have a material adverse effect on us. Such changes could, among other things, reduce reimbursement for procedures using our products, change coverage policies, increase compliance costs, and delay or reduce hospital capital spending.
●	The application of state certificate of need regulations and compliance by our customers with federal and state licensing or other international requirements could substantially limit our ability to sell our products and grow our business.
●	Hospitals or physicians may be unable to obtain reimbursement from third-party payors for procedures using our products, or reimbursement for procedures may be insufficient to recoup the costs of purchasing our products.
●	Our costs could substantially increase if we receive a significant number of warranty claims or have other significant, uninsured liabilities.

Risks Related to Our Common Stock

●	Our principal stockholders continue to own a large percentage of our voting stock, and they could substantially influence matters requiring stockholder approval.
●	Future issuances of our securities could dilute current stockholders’ ownership.
●	We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
●	Our certificate of incorporation and bylaws, Delaware law, and one of our collaboration agreements contain provisions that could discourage a takeover.
●	Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
●	Our future operating results may be below securities analysts’ or investors’ expectations, which could cause our stock price to decline.
●	We expect that the price of our common stock could fluctuate substantially, possibly resulting in class action securities litigation.
●	If we fail to continue to meet all applicable NYSE American Market requirements and the NYSE American determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, which would impair the value of your investment and ultimately harm our business by limiting our access to equity markets for capital raising.

Risks Related to the February 2021 CEO Performance Stock Unit Grant

●	We will incur significant additional stock-based compensation expense over the term of the CEO Performance Award regardless of whether any of the milestones are achieved.
●	Our stockholders may experience substantial dilution upon payout of shares under the CEO Performance Award.
●	Certain provisions in the PSU Agreement may discourage a change in control of the Company even if such a transaction would otherwise be beneficial to our stockholders.
●	We are highly dependent on the services of Mr. Fischel, and our compensation package, including the CEO Performance Award, may fail to retain him.

Summary of General Risk Factors

●	General economic conditions could materially adversely impact us.
●	We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
●	We may lose key personnel or fail to attract and retain replacement or additional personnel.
●	We face currency and other risks associated with international operations.

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

Macroeconomic and geopolitical factors, as well as pandemics, epidemics or outbreaks of infectious disease could have an adverse effect on our supply chain, our hospital customers buying patterns, and our ability to raise capital and could otherwise disrupt our normal business operations.

Future results of operations and liquidity could be materially adversely impacted by uncertainties in macroeconomic and geopolitical factors in both the U.S. and globally including continuing introduction of new or modification of existing tariffs or trade barriers, supply chain challenges, inflationary pressures, elevated interest rates, and disruptions in commodity markets stemming from conflicts, such as those between Russia and Ukraine and conflicts in the Middle East, including Israel and Iran. The Company continues to experience difficulties with periodic worldwide supply chain disruptions, including shortages and inflationary pressures, tariffs and other trade regulations that are or may be imposed, and logistics delays which make it difficult for us to source parts and ship our products. We continue to evaluate the macroeconomics business environment, taking action to increase inventory levels where appropriate and engaging in discussions with our vendors on contractual obligations, but we cannot guarantee that our business activities will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions, government shutdowns, tariff escalation, retaliatory measures and new import restrictions could lead to higher inflation than previously experienced or expected, which could, in turn create supply shortages as companies seek alternative sources of supply and adjust their logistics and transportation routes. As a result of these factors, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, especially tariff-induced inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

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

The Company has sustained operating losses throughout its corporate history and expects that its 2026 operating expenses will exceed its 2026 gross margin. The Company expects to continue to incur operating losses and negative cash flows until revenues reach a level sufficient to support ongoing operations or expense reductions are in place. The Company’s liquidity needs will be largely determined by the success of clinical adoption within the installed base of our robotic magnetic navigation system as well as new placements of capital systems. The Company’s plans for improving the liquidity conditions primarily include its ability to control the timing and spending of its operating expenses and raising additional funds through debt or equity financing.

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

To achieve and grow sales, hospitals must purchase our products and, in particular, our robotic magnetic navigation systems. The robotic magnetic navigation system is a novel device, and hospitals and physicians are traditionally cautious in adopting new products and treatment practices. In addition, hospitals may delay their purchase or installation decision for the robotic magnetic navigation system based on the disposable interventional devices that have received regulatory clearance or approval. Moreover, the robotic magnetic navigation system is an expensive piece of capital equipment, representing a significant portion of the cost of a new or replacement interventional lab. Although priced significantly below a robotic magnetic navigation system, our Odyssey and Synchrony Solution are still expensive products. Further, while we have partnered with fluoroscopy manufacturers to reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice, this strategy may not be successful. If hospitals do not widely adopt our systems or partnered products or if they decide that our systems are too expensive, we may never become profitable. Any failure to sell as many systems as our business plan requires could also have a seriously detrimental impact on our results of operations, financial condition, liquidity position, and cash flow.

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

For example, supply chain disruptions have led to vendor discussions regarding contractual performance which we generally resolve through negotiations, although in one instance we have been required to assert performance issues under the vendor agreement. We may not be successful in our negotiations or claim, and even if we are successful, we may continue to experience supply disruptions. Our collaborators range from small and midsized organizations which may have limited resources to large, global organizations with diverse product lines and interests that may diverge from our interests in commercializing our products. Accordingly, our collaborators may not devote adequate resources to our products, or may experience financial difficulties, change their business strategy or undergo a business combination that may affect their willingness or ability to fulfill their obligations to us.

The termination or failure of one or more of our collaborations could have a material adverse effect on our financial condition, results of operations and cash flow. In addition, if we are unable to enter into additional collaborations in the future, or if these collaborations fail, our ability to develop and commercialize products could be impacted negatively and our revenue could be adversely affected. For example, our agreement with Johnson & Johnson expired by its terms on December 31, 2022 ending the receipt of royalty payments on the J&J catheters. While that agreement provided for a continuation of supply by Johnson & Johnson of the J&J catheters to us or our customers for three years following the termination, that obligation lapsed on December 31, 2025. Although we are in the process of establishing alternative catheter supply arrangements, including our proprietary magnetically enabled ablation catheter, we cannot guarantee that an adequate alternative catheter supply will be available in a timely manner. Failure to maintain an adequate supply of magnetically enabled ablation catheters may reduce the likelihood that physician users will continue to use our technology which will have a negative impact on our future revenue, cash flow and operations. Even if we are successful in establishing an adequate alternate supply, it is unlikely that those arrangements will replace the royalty revenue stream previously received from the sale of the J&J catheter.

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

We have incurred substantial net losses since inception, including incurring an accumulated deficit of $583.4 million as of December 31, 2025, and we expect to incur losses into the future as we continue the commercialization of our products. Moreover, the extent of our future losses and the timing of profitability are highly uncertain. Although we have achieved operating profitability during certain quarters, we may not achieve profitable operations on an annual basis, and if we achieve profitable operations, we may not sustain or increase profitability on a quarterly or annual basis. If we require more time than we expect to generate significant revenue and achieve annual profitability, or if we are unable to sustain profitability once achieved, we may not be able to continue our operations. Our failure to achieve annual profitability or sustain profitability on an annual or quarterly basis could negatively impact the market price of our common stock. Furthermore, even if we achieve significant revenue, we may choose to pursue a strategy of increasing market penetration and presence or expand or accelerate new product development or clinical research activities at the expense of profitability.

Our reliance on contract manufacturers and on suppliers, and in some cases, a single supplier, could harm our ability to meet demand for our products in a timely manner or within budget.

We depend on contract manufacturers to produce and assemble certain of the components of our systems and other products such as our electrophysiology catheter advancement device and other disposable devices. We also depend on various third-party suppliers for the magnets we use in our robotic magnetic navigation system and certain components of our Odyssey and Synchrony & SynX Solutions. In addition, some of the components necessary for the assembly of our products are currently provided to us by a single supplier, including the magnets for our robotic magnetic navigation system and certain components of our Odyssey Solution, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

In the past, some critical suppliers have stopped providing us with the components and services necessary for the operation of our business, requiring us to identify alternate sources. We cannot guarantee that another manufacturer or supplier will not, in the future, stop providing us with components or services necessary for the operation of our business, and if that were to occur, we cannot guarantee that we would be able to identify alternate sources in a timely fashion or at all. In the past, transitions to alternate manufacturers and suppliers has resulted in operational problems, increased expenses, and limitations on our ability to provide our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Additionally, obtaining components from a new supplier may require a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. Any disruptions in product flow may harm our ability to generate revenue, lead to customer dissatisfaction, damage our reputation and result in additional costs or cancellation of orders by our customers.

We rely on other parties to manufacture, and in some cases to service, magnetically compatible x-ray systems, catheter sensing technology, and a number of disposable interventional devices for use with our robotic magnetic navigation system. If these parties experience, as some have had in the past, various challenges including the ability to manufacture sufficient quantities to meet customer demand, disruption of their manufacturing processes, or an inability to service or warrant their products, our revenue and profitability would be adversely affected.

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

Trade restrictions in the form of tariffs or quotas, or both, could also affect the importation of those product components and could increase the cost and reduce the supply of products available to us. For example, the U.S. federal government has implemented, or is considering the imposition of, tariffs on certain foreign goods, including on our products that emanate from China as described above and we cannot predict the implementation or effects of any such tariffs or proposed tariffs, or any potential legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services, which could increase the cost of our products and the components and raw materials that go into making them. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services. In addition, decreases in the value of the U.S. dollar against foreign currencies, or significant price increase from these suppliers, could increase the cost of products we purchase from overseas vendors.

We may encounter problems at our manufacturing facilities or those of our subcontractors or otherwise experience manufacturing delays that could result in lost revenue.

We subcontract all or part of the manufacture and assembly of components of our products and devices. The products we design may not satisfy all the performance requirements of our customers and we may need to improve or modify the design or ask our subcontractors to modify their production process to do so. In addition, we, or our subcontractors, have in the past experienced and may continue to experience quality problems. We, or our subcontractors, may also experience substantial costs and unexpected delays related to efforts to upgrade and expand manufacturing, assembly and testing capabilities. If we incur delays due to quality problems or other unexpected events, our revenue may be impacted.

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

As a result of the acquisition of APT EP in July, 2024, we are managing APT’s ongoing business of manufacturing, commercializing, developing and selling APT’s catheters and related products and services. The manufacturing process of catheters is complex, highly technical, and our prior experience in this field is dated. The process can be subject to periodic worldwide supply chain disruptions, including labor shortages and inflationary pressures, tariffs or other trade restrictions, and logistics delays which make it difficult for us to source parts and ship our products. We may require a higher level of overhead than currently anticipated. Our ability to successfully manage this new aspect of our business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of APT into us, but also the increased scope of the combined business with its associated increased costs and complexity. We are still integrating the businesses and implementing safeguards to minimize any negative impacts on our financial position, results of operations and cash flows post-acquisition.

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

Pursuant to the share purchase agreement, we filed a resale registration statement covering the upfront stock consideration of 1,486,620 common shares and an estimated 4,613,380 additional earnout common shares. As of the date of this report, we have issued an aggregate of 1,419,523 shares as earnout consideration, However, the exact number of earnout shares that may be issued under the share purchase agreement for future milestones will be calculated based on the average of the closing per share price of Stereotaxis common stock immediately prior to the dates such revenue performance and/or regulatory milestones are achieved, up to $24 million in total value through September 30, 2029, provided that the total number of shares issued under the share purchase agreement as upfront stock consideration and earnout consideration may not exceed 16,846,595, which is 19.9% of the total number of shares of the Company’s common stock issued and outstanding immediately prior to July 31, 2024 (the “Share Cap Limitation”). In addition, the vesting of the right to receive the earnout shares would be accelerated in the event of a change of control of Stereotaxis, based on a probability-weighted average estimate of the potential to achieve any remaining milestones, discounted to its net present value considering expected time when earnouts related to the milestones would become payable through September 30, 2029.

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

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations; compromise information belonging to us, our employees, customers, and suppliers; and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. Despite our cyber-security measures (including employee and third-party training, use of user names and passwords for access to information technology systems, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, war or other military conflicts, natural disasters, or other catastrophic events. We have programs in place to detect, contain, and respond to data security incidents, and we continually make improvements to our networks and systems to minimize or eliminate vulnerabilities. However, because the techniques used to exploit systems change frequently and can be difficult to detect, we may not be able to prevent these intrusions or mitigate them when and if they occur. Additionally, we rely on some information technology networks and systems managed by third parties, and we rely on these third parties to deploy appropriate measures to protect their systems and networks. Vulnerabilities in their systems could compromise the security of our own infrastructure. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats has had a material impact on our business or operations.

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

Expensive intellectual property litigation is frequent in the medical device industry and may cause us to incur substantial expenses to defend.

Infringement actions, validity challenges and other intellectual property claims and proceedings, whether with or without merit, can be expensive and time-consuming and would divert management’s attention from our business. We have incurred, and expect to continue to incur substantial costs in obtaining patents and may have to incur substantial costs defending our proprietary rights. Incurring such costs could have a material adverse effect on our financial condition, results of operations and cash flow.

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

Our suppliers, subcontractors, or we may fail to comply with the FDA, EU and other state and foreign government authorities quality system regulation or other quality standards.

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

Healthcare policy changes, including the potential repeal or amendment of any existing legislation, may have a material adverse effect on us. Such changes could, among other things, reduce reimbursement for procedures using our products, change coverage policies, increase compliance costs, and delay or reduce hospital capital spending.

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

We generally warrant each of our products against defects in materials and workmanship for a period of 12 months following the installation of our system. Additionally, we rely on the warranty provided by our third-party suppliers, including our fluoroscopy system providers. If product returns or warranty claims increase, or if, as has occurred in the past, our third-party suppliers do not honor their warranty obligations to us or certain claims are not covered thereunder, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill in the interventional lab market could be damaged. Unforeseen warranty exposure in excess of our established reserves for liabilities associated with product warranties could materially and adversely affect our financial condition, results of operations and cash flow.

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

As of December 31, 2025, we had 50.3 million shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock. Our Series A Convertible Preferred Stock bears dividends at a rate of six percent (6.0%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash, except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Convertible Preferred Stock. Instead, the value of the accrued dividends is added to the liquidation preference of the Series A Convertible Preferred Stock and will increase the number of shares of common stock issuable upon conversion, which will dilute the ownership of our common stockholders. In addition, we may be obligated to issue additional shares of our common stock in connection with our 2024 acquisition of APT, which could further dilute our current stockholders’ ownership. See “—Risks Related to our 2024 Acquisition of APT—Issuance of the Earnout Consideration will result in dilution to our stockholders and may adversely affect us, including the market price of our securities.”

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

We may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts, or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

●	demand for our products;
●	the performance of third-party contract manufacturers and component suppliers;
●	our ability to develop sales and marketing capabilities;
●	the success of our strategic relationships with multinational fluoroscopy system manufacturers providers of electrophysiology mapping systems and manufactures of catheters and other devices;
●	our ability to develop, introduce and market integrated next generation systems and/or alternatives to our current strategic relationships with fluoroscopy system manufacturers and the catheter and electrophysiology mapping system providers on a timely basis;
●	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis;
●	our ability to obtain regulatory clearances or approvals for our new products; and
●	our ability to obtain and protect proprietary rights or revenue streams related thereto.

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

While our common stock is traded on the NYSE American Market, trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2025, our common stock traded between $1.54 and $3.59 per share, on trading volume ranging from approximately 75,600 to 6.0 million shares per day. The market price of our common stock will be affected by a number of factors, including:

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

These factors, as well as general economic, credit, political and market conditions, may materially adversely affect the market price of our common stock. As with the stock of many other public companies, the market price of our common stock has been particularly volatile during periods of upheaval in the capital markets and world economy. Furthermore, the stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Volatility in the price of our common stock on the NYSE American Market may depress the trading price of our common stock, which could, among other things, allow a potential acquirer of the Company to purchase a significant amount of our common stock at low prices. In addition, the volatility of our stock price could lead to class action securities litigation being filed against us, which could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

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

As described in Note 11 of the accompanying notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K, on February 23, 2021, the Company`s Board of Directors, upon recommendation of the Compensation Committee, approved the grant of the Performance Share Unit Award (“CEO Performance Award”) pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement”), to David L. Fischel, the Company’s Chief Executive Officer. Under the terms of the PSU Agreement, the Company will incur significant additional stock-based compensation expense over the term of the award regardless of whether or not any of the milestones are achieved as the probability of meeting the ten market capitalization milestones is not considered in determining the timing of expense recognition. The expense will be recognized on an accelerated basis through 2030. Total stock-based compensation recorded as operating expense for the CEO Performance Award was $7.1 million and $7.2 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had approximately $22.7 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award if Mr. Fischel continues to serve as CEO, or in a similar capacity, through 2030. This additional stock-based compensation expense, incurred regardless of whether any milestones are achieved, increases the difficulty for the Company to achieve a profitable position as measured by generally accepted accounting principles.

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

We have not received any written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2025 fiscal year and that remain unresolved.

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

The Company also has leased office space in Beijing, China under a lease agreement through November 29, 2026.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved from time to time in various lawsuits and claims arising in the normal course of business. Although the outcomes of these lawsuits and claims are uncertain, the Company does not believe any of them are presently likely to have a material adverse effect on our business, financial condition or results of operations.

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

As of February 28, 2026, there were approximately 387 stockholders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward- looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors,” as well as various impacts related to our previously announced acquisition of Access Point Technologies EP, Inc. (“APT”). Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, results of operations, the impact of, and our response to the coronavirus (“COVID-19”) pandemic, pandemics similar to the coronavirus (“COVID-19”) pandemic, and statements relating to our recent acquisition of APT including any benefits expected from the acquisition, potential strategic implications as a result of the acquisition, and the potential for achievement of the regulatory and commercial milestones that would trigger contingent payments in the transaction. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise forward-looking statements, whether because of new information, future events or otherwise, unless required by law.

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

Our primary products include the Genesis RMN and the GenesisX RMN Systems, the Odyssey and Synchrony & SynX Solutions, various interventional devices under the Map-iT, MAGiC and EMAGIN brands, and other related devices. Through our strategic relationships with fluoroscopy system manufacturers, providers of catheters and electrophysiology mapping systems, and other parties, we offer our customers x-ray systems and other accessory diagnostic and therapeutic devices.

The Genesis RMN and the GenesisX RMN Systems are designed to enable physicians to complete complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. The GenesisX RMN System, the latest generation of the Genesis RMN System, is designed to enhance the accessibility of Robotic Magnetic Navigation by reducing the lengthy construction cycle necessary to install prior generation RMN systems.

The Odyssey Solution consolidates lab information onto one large integrated display, enabling physicians to view and control all the key information in the operating room. This is designed to improve lab layout and procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema. The Odyssey Solution and Odyssey Cinema are being replaced by next generation innovative solutions branded Synchrony and SynX. Synchrony digitizes and modernizes the interventional cath lab with a 4K high-definition display that consolidates the viewing and control of disparate systems in the lab, offering enhanced procedure experience with custom layouts, streamlined workflows, an intuitive user interface, and a decluttered environment. Synchrony is made available with SynX a cloud-based HIPAA and GDPR-compliant browser and mobile-based app that allows for secure remote connectivity, collaboration, recording, and monitoring of the cath lab. As these technologies gain regulatory approvals they are being commercialized alongside RMN systems and as stand-alone solutions.

We pursue arrangements with fluoroscopy system manufacturers to provide RMN Systems in a bundled purchase offer for hospitals establishing robotic interventional operating rooms. An integrated x-ray system is critical for customer adoption of RMN Systems, and when offered as a bundled purchase offer with the RMN System, may reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

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

As of December 31, 2025, we had approximately $9.1 million of system backlog, consisting of outstanding purchase orders and other commitments for these systems. Of the December 31, 2025 system backlog, we expect approximately 78% to be recognized as revenue over the course of 2026. We had system backlog of approximately $14.4 million as of December 31, 2024. There can be no assurance that we will recognize such revenue in any period or at all because some of our purchase orders and other commitments are subject to contingencies that are outside our control. These orders and commitments may be revised, modified or canceled, either by their express terms, because of negotiations or by project changes or delays. In addition, the sales cycle for the robotic magnetic navigation system is lengthy and generally involves construction or renovation activities at customer sites. Consequently, revenues and/or orders resulting from sales of our robotic magnetic navigation systems can vary significantly from one reporting period to the next.

We have strategic relationships with technology leaders and innovators in the global interventional market. Through these strategic relationships we provide compatibility with our robotic magnetic navigation systems, integrated x-ray systems, digital imaging and 3D catheter location sensing technology, and compatible disposable interventional devices. The maintenance of these strategic relationships, or the establishment of equivalent alternatives, is critical to our commercialization efforts. There are no guarantees that any existing strategic relationships will continue, and efforts are ongoing to ensure the availability of compatible systems and devices and/or equivalent alternatives. We cannot provide assurance as to the timeline of the ongoing availability of such compatible systems or our ability to obtain equivalent alternatives on competitive terms or at all.

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

In the third quarter of 2024, we attained CE Mark for the GenesisX RMN System, and in the fourth quarter of 2025 we received FDA 510(k) regulatory clearance within the United States. This latest generation of the RMN System is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems. In November 2024, the Genesis RMN system, our current generation system, received regulatory approval from China’s National Medical Products Administration (NMPA), and our partner MicroPort received the regulatory clearances for their integrated mapping system and novel ablation catheter making available the most current advanced minimally invasive robotic technology to physicians and patients in China. In October, 2025, we attained CE Mark for the Synchrony Solution and are working towards FDA 510(k) regulatory clearance within the United States.

The Stereotaxis MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, obtained the CE marking in Europe during the first quarter, 2025 and U.S. Food and Drug Administration (FDA) 510(k) clearance in January, 2026. MAGiC Sweep™, the first robotically navigated high-density EP mapping catheter, received U.S. Food and Drug Administration (FDA) 510(k) clearance in July 2025. We are in the process of obtaining necessary approvals for both devices in other geographies. We are also currently seeking regulatory clearances for the EMAGIN 5F catheter guide designed to robotically navigate tortuous venous and arterial vasculature.

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

In addition to the aforementioned macroeconomic factors, occurrences similar to the COVID-19 pandemic may negatively affect demand for both our systems and our disposable products. In the past, we have experienced business disruptions, including travel restrictions on us and our third-party distributors, which negatively affected our complex sales, marketing, installation, distribution and service network relating to our products and services. We also experienced reductions in demand for our disposable products as our healthcare customers (physicians and hospitals) re-prioritized the treatment of patients and diverted resources away from non-pandemic areas, leading to the performance of fewer procedures in which our disposable products are used. The impact varied widely over time by individual geography. For instance, in 2022, procedure volumes were challenged by periodic resurgences of COVID-19, ongoing hospital staffing issues and other factors. In the first quarter of 2023, COVID-19 resurgences in China continued to negatively impact our procedure volumes in that region, but as infections and hospitalization decreased, we saw a recovery of procedure volumes with no further impacts in the current year. Significant decreases to our capital or recurring revenues could have a material adverse effect on our business, operating results, and financial condition. We continue to anticipate periodic disruptions to our manufacturing operations, supply chains, procedures volumes, service activities, and capital system orders and placements relating to new or ongoing periodic resurgences of pandemic-related issues, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Prior to regulatory clearance of a replacement device, our propriety MAGiC ablation catheter, in Europe in 2025 and regulatory approval in the U.S. in early 2026, the robotically enabled ablation catheters predominantly used with our RMN Systems were co-developed with Biosense Webster, a wholly owned subsidiary of Johnson and Johnson (the “J&J catheters”). The J&J catheters were solely manufactured and distributed by them and their obligation to supply those catheters ended on December 31, 2025. We do not know their plans for the continuation of the J&J catheters, and we have no guarantees that supply of those catheters will continue into 2026. Although we are ramping up production of the MAGiC ablation catheter as a replacement device, continued supply of the J&J catheters into 2026 remains of significant importance for many customers of our technology.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. Our investments may include, at any time, a diversified portfolio of cash equivalents and short-term and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The Company closely monitors events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, and a service-type warranty for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 million for the years ended December 31, 2025 and 2024.

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

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, and other post warranty maintenance. Revenue from services and software enhancements, including service-type warranties, are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were approximately $0.1 million as of December 31, 2025 and 2024, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. Other acquired intangible assets are stated at the fair value acquired. Goodwill is not amortized; rather, it is evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired. Definite-lived intangible assets are considered long-lived assets and are amortized on a straight-line basis over the periods that expected economic benefits will be provided. See Note 3, Acquisitions for further discussion of the goodwill and intangible assets recorded as of the acquisition date and as of December 31, 2025.

Contingent Liabilities- Earnout Consideration

The Company has determined that the contingent consideration due under the terms of its July 31, 2024, acquisition agreement with APT Holding Company, Inc. represents a contingent liability in accordance with the provisions of Accounting Standard 805, Business Combinations. The Company has established short-term and long-term contingent liabilities for the net present fair value of contingent payments which are both probable of occurrence and reasonably estimable. The initial fair value of the contingent consideration both at the acquisition date and subsequent reporting periods was determined by a third-party valuation firm using both a Monte Carlo simulation and probability based approaches. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in the Company’s earnings as a charge to General and Administrative expenses. See Note 3, Acquisitions for further discussion of the contingent consideration recorded as of the acquisition date and as of December 31, 2025 and 2024.

Stock-based Compensation

Stock compensation expense, which is a non-cash charge, results from stock, stock option, non-qualified stock options, stock appreciation rights, and restricted share grants made to employees, directors, and third-party consultants at the fair value of the grants. For time-based awards, the fair value of options and stock appreciation rights granted was determined using the Black-Scholes valuation method which gives consideration to the estimated value of the underlying stock at the date of grant, the exercise price of the option, the expected dividend yield and volatility of the underlying stock, the expected life of the option and the corresponding risk-free interest rate. The fair value of the grants of stock and restricted shares and units was determined based on the closing price of our stock on the date of grant. Stock compensation expense for options, stock appreciation rights and for time-based restricted share grants and units is amortized on a straight-line basis over the vesting period of the underlying issue, generally over four years except for grants to directors which are generally earned over a period of six months. Stock compensation expense for performance-based restricted shares, if any, is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expense is recognized only for those awards expected to vest, net of actual forfeitures. Estimates of the expected life of options have been based on the average of the vesting and expiration periods, which is the simplified method under general accounting principles for share-based payments. Estimates of volatility utilized in calculating stock-based compensation have been prepared based on historical data. Actual experience to date has been consistent with these estimates.

For market-based awards, stock-based compensation expense is recognized over the minimum service period regardless of whether the market target is probable of being achieved. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

The amount of compensation expense to be recorded in future periods may increase if we make additional grants of options, stock appreciation rights or restricted shares. The amount of expense to be recorded in future periods may decrease if the requisite service periods are not completed or if performance targets are not achieved.

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

Results of Operations

Comparison of the Years ended December 31, 2025 and 2024

Revenue. Revenue increased from $26.9 million for the year ended December 31, 2024, to $32.4 million for the year ended December 31, 2025, an increase of 20%. Revenue from sales of systems increased from $8.6 million for the year ended December 31, 2024, to $10.2 million for the year ended December 31, 2025, an increase of approximately 18%, driven by increased system sales volumes in the current year period. Revenue from sales of disposable interventional devices, service and accessories increased to $22.2 million for the year ended December 31, 2025, from $18.3 million for the year ended December 31, 2024, an increase of approximately 21%. The increase was primarily driven by the full year contribution from our 2024 acquisition of APT and increased service revenue in the current year period.

Cost of Revenue. Cost of revenue increased from $12.3 million for the year ended December 31, 2024, to $15.3 million for the year ended December 31, 2025, an increase of approximately 24%. As a percentage of our total revenue, overall gross margin was 53% and 54% for the years ended December 31, 2025, and December 31, 2024, respectively. The decrease was primarily due to changes in product mix. Cost of revenue for systems sold increased from $6.9 million for the year ended December 31, 2024, to $8.0 million for the year ended December 31, 2025, primarily due to increased system sales volume in the current year period. Gross margin for systems increased from $1.8 million for the year ended December 31, 2024, to $2.2 million for the year ended December 31, 2025. Cost of revenue for disposables, service, and accessories increased from $5.4 million for the year ended December 31, 2024, to $7.3 million for the year ended December 31, 2025. Gross margin for disposables, service and accessories was 67% for the current year period compared to 70% for the year ended December 31, 2024, primarily driven by product mix.

Research and Development Expense. Research and development expenses decreased from $9.8 million for the year ended December 31, 2024, to $9.4 million for the year ended December 31, 2025, a decrease of approximately 4%. This decrease was primarily driven by the attainment of technological feasibility and regulatory approval of the GenesisX in 2025 offset by acquired headcount expense from our acquisition.

Sales and Marketing Expense. Sales and marketing expenses remained consistent at $12.4 million for the years ended December 31, 2025 and 2024.

General and Administrative Expense. General and administrative expenses include finance, information systems, legal, and general management expenses, amortization of acquisition related intangible assets, and the gain or loss associated with the remeasurement of the acquisition related contingent consideration. General and administrative expenses increased from $17.2 million for the year ended December 31, 2024, to $17.8 million for the year ended December 31, 2025, an increase of approximately 4%. This increase was primarily driven by the change in contingent consideration expense and amortization of acquisition related intangible assets offset by lower administrative expenses in the current year period.

Other Operating Expense. The Company received approximately $0.5 million in an employee retention tax credit in the second quarter of 2025.

Interest Income. Net interest income was $0.5 million for the year ended December 31, 2025, and $0.7 million for the year ended December 31, 2024. The decrease was driven by lower invested balances and declining interest rates in the current year period.

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

As of December 31, 2025, we had gross federal net operating loss carryforwards arising from our operations of approximately $159.1 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $144.4 million, book/tax differences and expiration of carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year of approximately $98.8 million will expire between 2030 and 2037. The federal net operating losses generated in 2018 and thereafter will be carried forward indefinitely as a result of changes in the tax law following the Tax Cuts and Jobs Act (“TCJA”). As of December 31, 2025, we had gross state net operating loss carryforward of approximately $50.2 million which will expire at various dates between 2026 and 2043 if not utilized.

In addition to the net operating loss carryovers related to our operations, in connection with our 2024 acquisition of APT as discussed in Note 3, we acquired federal and state net operating loss and tax credit carryovers of APT. Our ability to utilize those carryovers and credits will be limited under IRC Section 382. The Section 382 limited net operating loss carryovers total approximately $9.2 million, of which $0.6 million was incurred prior to the 2018 effective date of the TCJA and will expire between 2035 and 2037 with the remainder available for indefinite carryforward. The applicable state net operating loss carryforwards related to APT are approximately $9.6 million with $9.2 million expiring at various dates between 2030 - 2038 with the remaining carried forward indefinitely. The acquired tax credit carryforwards total $0.3 million for federal income tax purposes, which expire between 2036 and 2043, and state credit carryovers of $0.3 million, which expire between 2031 and 2038. Consistent with our conclusion with respect to the need for valuation allowances associated with our other deferred tax assets, the net deferred tax assets related to APT of $1.6 million at the acquisition date as well as those at December 31, 2025 were fully included in our valuation allowance.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of December 31, 2025, our accumulated deficit was $583.4 million with cash and cash equivalents of $13.4 million. Since inception, we have financed our operations primarily through cash generated by operations and proceeds from our debt and stock offerings.

Capital Resources

As of December 31, 2025 and 2024, the Company did not have any debt.

In July 2025, we closed a registered direct offering of our common stock for $8.5 million in gross proceeds before deducting offering expenses. In November 2025, we completed the Additional Closing from the July direct registering offering for $4.0 million in gross proceeds deducting offering expenses.

In addition, in August 2025, we entered into a sales agreement with Roth Capital Markets (“Roth”), as sales agent and/or principal, under which we may issue up to $50.0 million of our common stock (the “ATM Program”). During the twelve months ended December 31, 2025, the Company sold an aggregate of 963,723 shares of common stock under the Sales Agreement, at an average price of approximately $3.17 per share for gross proceeds of $3.1 million and net proceeds of $2.9 million, after deducting Roth’s commission and other expenses. As of December 31, 2025, $46.9 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the sales agreement.

For additional information on the 2025 registered direct offering and our “at-the-market” facility, refer to Note 11, Convertible Preferred Stock and Stockholders’ Equity of the notes to the consolidated financial statements, under the subheadings Controlled Equity Offering and 2025 Equity Financing, included within this report.

Liquidity

The following table summarizes our cash flow by operating, investing and financing activities for years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Cash flow used in operating activities	$(13,685)	$(8,497)
Cash flow (used in) provided by investing activities	(93)	74
Cash flow provided by financing activities	14,763	297

Net cash used in operating activities. We used approximately $13.7 million and $8.5 million of cash in operating activities during the years ended December 31, 2025 and 2024, respectively. The increase in cash used in operating activities was primarily driven by changes in working capital.

Net cash used in/provided by investing activities. We used less than $0.1 million of cash for investing activities during the year ended December 31, 2025 for the purchase of equipment. We generated approximately $0.1 million for investing activities during the year ended December 2024 from the acquisition of Access Point Technologies EP, Inc.

Net cash provided by financing activities. We generated approximately $14.8 million and $0.3 million of cash from financing activities for the years ended December 31, 2025 and 2024, respectively. The cash generated in 2025 was primarily driven by the proceeds from the registered direct offering and the controlled equity offering during the third and fourth quarters. The cash generated in 2024 was driven by the proceeds from issuance of stock from the exercise of options, net of issuance costs, and from our employee stock purchase program.

At December 31, 2025, we had working capital of approximately $11.5 million, compared to working capital of approximately $4.8 million at December 31, 2024. The increase in working capital was primarily driven by the proceeds from our equity offerings in 2025.

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

The Company believes the cash, and cash equivalents on hand as of December 31, 2025, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date of the consolidated financial statements included in this Annual Report on Form 10-K, as well as for periods beyond that 12-month period. Our cash requirements depend on numerous factors, including success of clinical adoption within the installed base of robotic magnetic systems, new placements of capital systems, the resources we devote to developing and supporting our products, and other factors. We expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past equity raises and from our working capital. In the future, we may finance cash needs through the sale of other equity securities or non-core assets, strategic collaboration agreements, debt financings or through distribution rights.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Stereotaxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stereotaxis, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

St. Louis, Missouri

March 12, 2026

STEREOTAXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$13,421	$12,217
Restricted cash - current	-	219
Accounts receivable, net of allowance of $541 and $582 at 2025 and 2024, respectively	5,847	3,824
Insurance receivable	4,316	-
Inventories, net	9,567	8,331
Prepaid expenses and other current assets	698	1,848
Total current assets	33,849	26,439
Property and equipment, net	3,019	3,573
Goodwill	3,764	3,764
Intangible assets, net	6,429	7,358
Operating lease right-of-use assets	4,912	5,483
Prepaid and other non-current assets	278	107
Total assets	$52,251	$46,724

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,768	$5,668
Accrued liabilities	2,065	2,922
Accrued legal liabilities	4,316	-
Deferred revenue	5,675	6,804
Current contingent consideration	4,894	5,638
Current portion of operating lease liabilities	642	570
Total current liabilities	22,360	21,602
Long-term deferred revenue	555	2,064
Long term contingent consideration	4,724	6,126
Operating lease liabilities	4,794	5,436
Other liabilities	1,097	64
Total liabilities	33,530	35,292

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 10,000,000 shares authorized; 21,008 and 21,458 shares outstanding at 2025 and 2024, respectively	5,240	5,352

Stockholders’ equity:
Common stock, par value $0.001; 300,000,000 shares authorized, 95,339,628 and 85,326,557 shares issued at 2025 and 2024, respectively	95	85
Additional paid in capital	596,960	567,926
Treasury stock, 4,015 shares at 2025 and 2024	(206)	(206)
Accumulated deficit	(583,368)	(561,725)
Total stockholders’ equity	13,481	6,080
Total liabilities and stockholders’ equity	$52,251	$46,724

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue:
Systems	$10,223	$8,632
Disposables, service and accessories	22,154	18,286
Total revenue	32,377	26,918

Cost of revenue:
Systems	8,028	6,880
Disposables, service and accessories	7,278	5,444
Total cost of revenue	15,306	12,324

Gross margin	17,071	14,594

Operating expenses:
Research and development	9,383	9,760
Sales and marketing	12,443	12,372
General and administrative	17,849	17,201
Other	(492)	-
Total operating expenses	39,183	39,333
Operating loss	(22,112)	(24,739)

Other income	2	-
Interest income, net	467	694
Net loss	$(21,643)	$(24,045)

Cumulative dividend on convertible preferred stock	(1,271)	(1,308)
Net loss attributable to common stockholders	$(22,914)	$(25,353)

Net loss per share attributable to common stockholders:
Basic	$(0.25)	$(0.30)
Diluted	$(0.25)	$(0.30)

Weighted average number of common shares and equivalents:
Basic	90,957,313	85,183,306
Diluted	90,957,313	85,183,306

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Year Ended December 31, 2024

	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2023	22,358	$5,577	80,949,697	$81	$554,148	$(206)	$(537,680)	$16,343
Stock issued for the exercise of stock options			143,076		194			194
Stock issued in APT acquisition			1,486,620	1	2,999			3,000
Stock-based compensation			677,931	1	10,262			10,263
Components of net loss							(24,045)	(24,045)
Employee stock purchase plan			53,006		102			102
Preferred stock conversion	(900)	(225)	2,016,227	2	221			223
Balance at December 31, 2024	21,458	$5,352	85,326,557	$85	$567,926	$(206)	$(561,725)	$6,080

Year Ended December 31, 2025

	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2024	21,458	5,352	85,326,557	$85	$567,926	$(206)	$(561,725)	$6,080
Stock issued for the exercise of stock options			26,376		55			55
Stock-based compensation			242,861		9,852			9,852
Issuance of common stock through the direct offering and regulatory milestone achievement			7,669,523	8	15,987			15,995
Issuance of common stock through at-the-market offering			963,723	1	2,901			2,902
Components of net loss							(21,643)	(21,643)
Employee stock purchase plan			61,078		128			128
Preferred stock conversion	(450)	(112)	1,049,510	1	111			112
Balance at December 31, 2025	21,008	$5,240	95,339,628	$95	$596,960	$(206)	$(583,368)	$13,481

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(21,643)	$(24,045)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	626	587
Amortization of intangibles	929	382
Loss on revaluation of contingent consideration	2,171	1,798
Non-cash lease expense	1	14
Stock-based compensation	9,852	10,262
Changes in operating assets and liabilities:
Accounts receivable	(2,023)	691
Inventories	(1,236)	677
Prepaid expenses and other current assets	1,151	(146)
Other assets	(170)	29
Accounts payable	(880)	758
Accrued liabilities	188	(99)
Deferred revenue	(2,638)	574
Other liabilities	(13)	21
Net cash used in operating activities	(13,685)	(8,497)
Cash flows from investing activities
Purchase of property and equipment	(93)	(34)
Cash acquired in business acquisitions	-	108
Net cash (used in) provided by investing activities	(93)	74
Cash flows from financing activities
Proceeds from issuance of stock	15,656	297
Equity issuance costs	(893)	-
Net cash provided by financing activities	14,763	297
Net increase (decrease) in cash, cash equivalents, and restricted cash	985	(8,126)
Cash, cash equivalents, and restricted cash at beginning of period	12,436	20,562
Cash, cash equivalents, and restricted cash at end of period	$13,421	$12,436

Supplemental disclosure of cash flow information:
Fair value of shares of common stock issued for contingent consideration earnouts	$4,318	-

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheet as of December 31st:
Cash and cash equivalents	$13,421	$12,217
Restricted cash - current	-	219
Total cash, cash equivalents, and restricted cash	$13,421	$12,436

See accompanying notes.

STEREOTAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements

In this report, “Stereotaxis”, the “Company”, “Registrant”, “we”, “us”, and “our” refer to Stereotaxis, Inc. and its wholly owned subsidiaries. GenesisX RMN®, Genesis RMN®, Niobe®, Navigant®, Synchrony™, SynX™, Odyssey®, Odyssey Cinema™, MAGiC™, MAGiC Sweep™, EMAGIN™, Map-iT™, QuikCAS™, Cardiodrive®, Vdrive®, Vdrive Duo™, V-CAS™, V-Loop™, V-Sono™, and NuVizion™ are trademarks of Stereotaxis, Inc. All other trademarks that appear in this report are the property of their respective owners.

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

Our primary products include the Genesis RMN and the GenesisX RMN Systems, the Odyssey and Synchrony & SynX Solutions, various interventional devices under the Map-iT, MAGiC and EMAGIN brands, and other related devices. Through our strategic relationships with fluoroscopy system manufacturers, providers of catheters and electrophysiology mapping systems, and other parties, we offer our customers x-ray systems and other accessory diagnostic and therapeutic devices.

The Genesis RMN and the Genesis X RMN Systems are designed to enable physicians to complete more complex interventional procedures by providing image-guided delivery of catheters through the blood vessels and chambers of the heart to treatment sites. This is achieved using externally applied magnetic fields that govern the motion of the working tip of the catheter, resulting in improved navigation, efficient procedures, and reduced x-ray exposure. The GenesisX RMN System, the latest generation of the Genesis RMN System, is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems.

The Odyssey Solution consolidates lab information onto one large integrated display, enabling physicians to view and control all the key information in the operating room. This is designed to improve lab layout and procedure efficiency. The system also features a remote viewing and recording capability called Odyssey Cinema. The Odyssey Solution and Odyssey Cinema are being replaced by next generation innovative solutions branded Synchrony and SynX. Synchrony digitizes and modernizes the interventional cath lab with a 4K high-definition display that consolidates the viewing and control of disparate systems in the lab, offering enhanced procedure experience with custom layouts, streamlined workflows, an intuitive user interface, and a decluttered environment. Synchrony is made available with SynX a cloud-based HIPAA and GDPR-compliant browser and mobile-based app that allows for secure remote connectivity, collaboration, recording, and monitoring of the cath lab. As these technologies gain regulatory approvals they are being commercialized alongside RMN systems and as stand-alone solutions.

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

Prior to regulatory clearance of a replacement device, our propriety MAGiC ablation catheter, in Europe in 2025 and regulatory approval in the U.S. in early 2026, the robotically enabled ablation catheters predominantly used with our RMN Systems were co-developed with Biosense Webster, a wholly owned subsidiary of Johnson and Johnson (the “J&J catheters”). The J&J catheters were solely manufactured and distributed by them and their obligation to supply those catheters ended on December 31, 2025. We do not know their plans for the continuation of the J&J catheters, and we have no guarantees that supply of those catheters will continue into 2026. Although we are ramping up production of the MAGiC ablation catheter as a replacement device, continued supply of the J&J catheters into 2026 remains of significant importance for many customers of our technology.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. Our investments may include, at any time, a diversified portfolio of cash equivalents and short-term and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The Company closely monitors events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other highly liquid investments with original maturities of three months or less from the date of purchase.

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of December 31, 2025 and 2024, the Company had no short-term investments.

Amortized cost of U.S. treasury securities and marketable debt securities are based on the Company’s purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of securities the Company purchases at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Stated interest on investments is reported as income when earned and is adjusted for amortization or accretion of any premium or discount. Accrued interest receivable on investments, included in other current assets was less than $0.1 million as of December 31, 2025, and 2024.

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

As of December 31, 2025, and December 31, 2024 financial assets classified as Level 2 consisted of money market funds. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

As of December 31, 2025, financial liabilities classified as Level 3 consisted of the contingent consideration due to the APT acquisition. The Company reviews the change in the fair value of contingent consideration, which is performed by a third-party valuation firm. See Note 3 for further information regarding the valuation methods used by the third-party valuation firm. The approach results in the Level 3 classification of the contingent consideration within the fair value hierarchy.

Accounts Receivable, Contract Assets, and Allowance for Credit Losses

Accounts receivable primarily include amounts due from hospitals and distributors for acquisition of robotic magnetic navigation systems, associated disposable device sales and service contracts, net of allowances for expected credit losses. Credit is granted on a limited basis, with balances due generally within 30 days of billing. Contract assets primarily represent the difference between the revenue that was earned but not billed on service contracts and revenue from system contracts that was recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Effective January 1, 2023, the Company reports accounts receivable and contract assets net of an allowance for expected credit losses in accordance with Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”). The provision for credit loss is based upon management’s assessment of historical and expected net collections considering business and economic conditions and other collection indicators. We assess collectability by reviewing the accounts receivable aging schedule on an aggregated basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. Amounts deemed uncollectible are recorded as an allowance for expected credit losses.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, and service-type warranty for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 million for the years ended December 31, 2025 and 2024. Revenue from system delivery and installation represented 32% of revenue for the years ended December 31, 2025 and 2024.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance-type warranty that provides for the return of defective products. Warranty costs were not material for the periods presented. Disposable revenue represented 35% and 30% of revenue for the years ended December 31, 2025 and 2024, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. There was no royalty revenue for the year ended December 31, 2025, and there was less than 1% of revenue for the year ended December 31, 2024.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, and other post warranty maintenance. Revenue from services and software enhancements is deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 33% and 38% of revenue for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes the Company’s revenue for systems and disposables, service and accessories for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Systems	$10,223	$8,632
Disposables, service and accessories	22,154	18,286
Total revenue	$32,377	$26,918

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $11.4 million as of December 31, 2025. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following information summarizes the Company’s contract assets and liabilities (in thousands):

	December 31, 2025	December 31, 2024
Contract Assets - unbilled receivables	$276	$90
Total unbilled receivables	$276	$90

Customer deposits	$1,070	$2,687
Product shipped, revenue deferred	993	1,708
Deferred service and license fees	4,167	4,473
Total deferred revenue	$6,230	$8,868
Less: Long-term deferred revenue	(555)	(2,064)
Total current deferred revenue	$5,675	$6,804

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

Revenue recognized for the years ended December 31, 2025 and 2024, that was included in the deferred revenue balance at the beginning of each reporting period was $7.1 million and $5.5 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s balance sheets were $0.1 million as of December 31, 2025 and 2024, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations and is allocated to the appropriate reporting unit when acquired. Other acquired intangible assets are stated at the fair value acquired. Goodwill is not amortized; rather, it is evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired. Definite-lived intangible assets are considered long-lived assets and are amortized on a straight-line basis over the periods that expected economic benefits will be provided. See Note 3, Acquisitions for further discussion of the goodwill and intangible assets recorded as of the acquisition date and as of December 31, 2025.

Contingent Liabilities- Earnout Consideration

The Company has determined that the contingent consideration due under the terms of its July 31, 2024, acquisition agreement with APT Holding Company, Inc. represents a contingent liability in accordance with the provisions of Accounting Standard 805, Business Combinations. The Company has established short-term and long-term contingent liabilities for the net present fair value of contingent payments which are both probable of occurrence and reasonably estimable. The initial fair value of the contingent consideration both at the acquisition date and subsequent reporting periods was determined by a third-party valuation firm using both a Monte Carlo simulation and probability-based approaches. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in the Company’s earnings as a charge to General and Administrative expenses. See Note 3, Acquisitions for further discussion of the contingent consideration recorded as of the acquisition date and as of December 31, 2025 and 2024.

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

Research and Development Costs

Internal research and development costs are expensed in the period incurred. Amounts receivable from strategic relationships under research reimbursement agreements are recorded as a contra-research and development expense in the period reimbursable costs are incurred. There were no material receivables as of December 31, 2025 or 2024, under these types of agreements. Advance receipts or other unearned reimbursements are included in accrued liabilities on the accompanying balance sheet until earned.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the year ended December 31, 2025, were 1) expected dividend rate of 0%; 2) expected volatility of 75% based on the Company’s historical volatility over the expected term; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years, net of actual forfeitures. Restricted shares and units granted to employees and non-employee directors are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

For market-based awards, stock-based compensation expense is recognized over the minimum service period regardless of whether or not the market target is probable of being achieved. The fair value of such awards is estimated on the grant date using Monte Carlo simulations.

Shares purchased by employees under the 2022 Employee Stock Purchase Plan are considered to be non-compensatory.

Net Loss per Common Share

Basic earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. In periods where there is net income, we apply the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our convertible preferred stock is a participating security. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. In periods where there is a net loss, the two-class method of computing earnings per share does not apply as our convertible preferred stock does not contractually participate in our losses. We compute diluted net income (loss) per common share using net income (loss) as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock units outstanding during the period, and potential issuance of stock upon the conversion of our convertible preferred stock issued and outstanding during the period, except where the effect of such securities would be antidilutive.

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

As of December 31, 2025, the Company had 4,270,381 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.49 per share, 50,277,527 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, and 2,480,633 shares of unvested restricted share units. awarded under the 2022 Stock Purchase Plan, and 13,000,000 unvested share units relating to the 2021 CEO Performance Award Unit Grant. The Company had no unearned restricted shares outstanding as of December 31, 2025.

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

Concentrations of Risk

No single customer accounted for more than 10% of total revenue for the years ended December 31, 2025 and 2024. No single country, other than the U.S., accounted for more than 10% of total revenue for the years ended December 31, 2025 and 2024.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, primarily related to the effective tax rate reconciliation and income taxes paid. The Company retrospectively adopted the standard in the fourth quarter of 2025 and adoption of the standard did not have a significant impact to its income tax disclosures.

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

The acquisition of APT was accounted for as a business combination using the acquisition method of accounting. The consideration included an upfront payment and additional contingent payments based upon the achievement of key regulatory and commercial milestones. At closing, the Company issued 1,486,620 shares of its common stock (the “Upfront Stock Consideration”) with a fair value of $3.0 million. The Share Purchase Agreement obligated us to file a resale registration statement relating to the Upfront Stock Consideration and additional shares of our common stock as earnout consideration (the “Earnout Shares”). The registration statement covered the 1,486,620 Closing Shares and an estimated 4,613,380 additional Earnout Shares. However, the exact number of shares that may be issued under the Share Purchase Agreement for such milestones will be calculated based on the average of the closing per share price of Stereotaxis common stock immediately prior to the dates such revenue performance and/or regulatory milestones are achieved, up to $24.0 million in total value through September 30, 2029, not to exceed 19.9% of the total number of shares of the Company’s common stock issued and outstanding immediately prior to July 31, 2024 (the “Share Cap Limitation”). In addition, the vesting of the right to receive the Earnout Shares would be accelerated in the event of a change of control of Stereotaxis, based on a probability-weighted average estimate of the potential to achieve any remaining milestones, discounted to its net present value taking into account expected time when earnouts related to the milestones would become payable through September 30, 2029. The estimated fair value of the contingent consideration related to the additional Earnout Shares at the acquisition date was $10.0 million. The total contingent consideration, including the upfront payment is estimated to be $13.0 million.

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

The following represents the pro forma consolidated revenue as if APT had been included in the consolidated results of the Company. Revenue was $29.9 million for the year ended December 31, 2024. The Company incurred acquisition costs of $0.5 million that were recognized within General and Administrative expenses for the year ended December 31, 2024.

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

On October 29, 2025, Stereotaxis, Inc, in accordance with Section 2.5(c) of the May 11, 2024, Share Purchase Agreement among Stereotaxis, Inc, Access Point Technologies EP, Inc. and APT Holding Company, Inc., issued 1,001,813 shares of common stock as payment of a part of the earnout consideration payable to APT Holding, Inc.

The Company recognized expense of $2.2 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively, due to the revaluation of contingent consideration. This expense is recognized within General and Administrative expenses.

4. Financial Instruments

The following table summarizes the Company’s cash and cash equivalents, amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant category reported as cash and cash equivalents and restricted cash as of December 31, 2025 and 2024:

	December 31, 2025
	Reported as:
(in thousands)	Cash and Cash Equivalents	Restricted Cash- current
Cash	$1,325	$-
Level 2
Money market funds	12,096	.
Subtotal	12,096	-
Total assets measured at fair value	$13,421	$-

	December 31, 2024
	Reported as:
(in thousands)	Cash and Cash Equivalents	Restricted Cash- current
Cash	$969	$-
Level 2
Money market funds	11,248	219
Subtotal	11,248	219
Total assets measured at fair value	$12,217	$219

Interest income recorded for these cash and investments was $0.5 million and $0.7 million during the years ended December 31, 2025, and 2024, respectively.

As of December 31, 2025 and 2024, the Company did not have any financial assets classified as Level 1.

5. Inventory

Inventory consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$6,515	$5,223
Work in process	2,230	1,103
Finished goods	3,413	4,382
Reserve for excess and obsolescence	(2,591)	(2,377)
Total inventory	$9,567	$8,331

At the closing of the APT acquisition, the Company recorded all inventory at its market value in accordance with GAAP.

The Company had approximately $2.6 million in reserve for excess and obsolescence inventory at December 31, 2025 and 2024, respectively. The reserve includes the fair value of slow-moving acquired inventory and the value of Niobe Systems and related raw materials and spare parts.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses	$435	$405
Prepaid commissions	110	78
Deposits	257	411
Deferred cost of revenue	-	1,025
Long-term accounts receivable	135	-
Other assets	39	36
Total prepaid expenses and other assets	976	1,955
Less: Noncurrent prepaid expenses and other assets	(278)	(107)
Total current prepaid expenses and other assets	$698	$1,848

Deferred cost of revenue represents the cost of systems for which the system has been delivered to the customer but for which revenue has not been recognized.

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Equipment	$4,919	$5,098
Leasehold improvements	2,916	2,916
	7,835	8,014
Less: Accumulated depreciation	(4,816)	(4,441)
Net property and equipment	$3,019	$3,573

The Company retired approximately $0.3 million and less than $0.1 million of fully depreciated assets during the years ended December 31, 2025 and 2024, respectively. The Company had approximately $0.1 million and $0.9 million of property and equipment additions during the years ended December 31, 2025 and 2024, respectively. The additions during year ended December 31, 2025 were related to equipment purchases and the additions during the year end December 31, 2024 were associated with the APT acquisition.

8. Intangible Assets

Intangible Assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Goodwill	$3,764	$3,764

Developed technology	$6,442	$6,250
In process research and development	578	770
Customer relationships	310	310
Trademark	410	410
Total intangibles	7,740	7,740

Less: Accumulated amortization	(1,311)	(382)
Net intangibles	$6,429	$7,358

We recognized amortization expense of $0.9 million and $0.4 million in 2025 and 2024, respectively. We expect to recognize annual amortization expense of $0.9 million in for each of the next five years.

The Company operates as a single reporting segment which is considered to be a sole reporting unit, and therefore, Goodwill was assessed at the enterprise level.

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

On July 31, 2024, the Company entered into a lease agreement (the “Talulla Lease”) with Talulla Group LLC, under which the Company leases office space and manufacturing facilities of approximately 11,300 square feet of rentable space located at 12560 Fletcher Lane, Rogers, Minnesota that will continues to serve as the APT’s office and manufacturing facility. Lease payments commenced on August 1, 2024, and the lease has a term of four years, with two renewal options of four years each. The minimum annual rent under the terms of the Talulla Lease is approximately $0.2 million per year. In accordance with ASC 842, the Company recorded a ROU asset and lease liability in third quarter of 2024. The initial recognition of the ROU asset and lease liability was $1.0 million.

The Company also has leased office space in Beijing, China under a lease agreement through November 29, 2026.

As of December 31, 2025, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 6.1 years.

The following table represents lease costs and other lease information (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$1,079	$980
Short-term lease cost	5	10
Total net lease cost	$1,084	$990

Cash paid within operating cash flows	$1,196	$1,096

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2025, were as follows (in thousands):

December 31, 2025
2026	$1,097
2027	1,122
2028	1,147
2029	1,173
2030	1,198
2031 and thereafter	1,334
Total lease payments	7,071
Less: Interest	(1,635)
Present value of lease liabilities	$5,436

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued salaries, bonus, and benefits	$1,860	$1,569
Accrued warranties	41	50
Accrued professional services	77	170
Accrued taxes	62	86
Deferred contract obligation	1,045	1,045
Other	77	66
Total accrued liabilities	3,162	2,986
Less: Long term accrued liabilities	(1,097)	(64)
Total current accrued liabilities	$2,065	$2,922

Certain prior year amounts have been reclassified to conform to the 2025 presentation.

11. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of December 31, 2025.

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

During the year ended December 31, 2025, the Company sold an aggregate of 963,723 shares of common stock under the Sales Agreement, at an average price of approximately $3.17 per share for gross proceeds of $3.1 million and net proceeds of $2.9 million, after deducting Roth’s commission and other expenses. As of December 31, 2025, $46.9 million of common stock remained available to be sold under this program, subject to certain conditions as specified in the Sales Agreement. The Company intends to use the net proceeds from any sales of common stock under the ATM Program for working capital, research and development and other general corporate purposes, including the accelerated commercialization of the Company’s innovation pipeline.

2025 Equity Financing

On July 17, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Lake Street Capital Markets, LLC (“Placement Agent”) and a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) pursuant to which the Company agreed to sell, in a registered direct offering (the “Offering”), $12.5 million shares of its common stock, as described below. The public offering price for each per share of common stock in the Offering was $2.00. The initial closing (the “Initial Closing”) under the Purchase Agreement occurred on July 18, 2025. The Company issued an aggregate of 4,250,000 shares of its common stock (the “Initial Shares”) to the Investors and received net proceeds of $7.8 million after deducting the Placement Agent’s fees and other offering expenses payable by the Company with respect to such Initial Shares. The Company agreed to pay the Placement Agent as compensation a cash fee equal to 5.5% as to $7.5 million of the gross proceeds received at the Initial Closing, plus reimbursement of certain expenses. In addition, the Company agreed to issue, and one of the Investors agreed to purchase, 2,000,000 additional Shares (the “Additional Shares”) on November 25, 2025 (or such earlier date as the Company and such Investor agrees) (the “Additional Closing”). At the Additional Closing, the Company received gross proceeds of $4.0 million for such Additional Shares, before deducting Offering expenses payable by the Company with respect to such Additional Shares

Series A Convertible Preferred Stock and Warrants

In September 2016, the Company issued (i) 24,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, with a stated value of $1,000 per share (the “Series A Preferred Stock”), which are convertible into shares of the Company’s common stock at an initial conversion rate of $0.65 per share, subject to adjustment for events such as stock splits, combinations and the like as provided in the certificate of designations covering such Series A Preferred Stock, and (ii) warrants (the “SPA Warrants”) to purchase an aggregate of 36,923,078 shares of common stock. The shares of Series A Preferred Stock are entitled to vote on an as-converted basis with the common stock, subject to specified beneficial ownership issuance limitations. The Series A Preferred Stock bear dividends at a rate of six percent (6%) per annum, which are cumulative and accrue daily from the date of issuance on the $1,000 stated value. Such dividends will not be paid in cash except in connection with any liquidation, dissolution or winding up of the Company or any redemption of the Series A Preferred Stock. Each holder of convertible preferred shares has the right to require us to redeem such holder’s shares of Series A Preferred Stock upon the occurrence of specified events, which include certain business combinations, the sale of all or substantially all of the Company’s assets, or the sale of more than 50% of the outstanding shares of the Company’s common stock. In addition, the Company has the right to redeem the Series A Preferred Stock in the event of a defined change of control. The Series A Preferred Stock ranks senior to our common stock as to distributions and payments upon the liquidation, dissolution, and winding up of the Company. The liquidation preference of the Series A Preferred Stock is $32.7 million as of December 31, 2025. Since the Series A Preferred Stock are subject to conditions for redemption that are outside the Company’s control, the Series A Preferred Stock are presently reported in the mezzanine section of the balance sheet.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $7.1 million and $7.2 million for the years ended December 31, 2025 and 2024, respectively. The Company had approximately $22.7 million and $29.8 million of total unrecognized stock-based compensation expense remaining as of December 31, 2025 and 2024, respectively, under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of December 31, 2025, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved and no awards have been earned.

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

As of December 31, 2025, the Company had 3,884,295 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

The 2022 Stock Incentive Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock, restricted shares and restricted share units to employees, directors, and third-party consultants. Options granted under the 2022 Stock Incentive Plan expire no later than ten years from the date of grant. The exercise price of each incentive stock option shall not be less than 100% of the fair value of the stock subject to the option on the date the option is granted. The vesting provisions of individual options may vary, but incentive stock options generally vest 25% on the first anniversary of each grant and 1/48 per month over the next three years. Stock appreciation rights are rights to acquire a calculated number of shares of the Company’s common stock upon exercise of the rights. The number of shares to be issued is calculated as the difference between the exercise price of the right and the aggregate market value of the underlying shares on the exercise date divided by the market value as of the exercise date. Stock appreciation rights granted under the 2022 Stock Incentive Plan generally vest 25% on the first anniversary of such grant and 1/48 per month over the next three years and expire no later than ten years from the date of grant. The Company generally issues new shares upon the exercise of stock options and stock appreciation rights.

The fair value of the grants for stock, restricted shares and units is determined based on the closing price of our stock on the date of grant. Restricted stock unit grants are time-based and generally vest over a period of four years except for grants to directors which are generally earned over a period of six months. Stock compensation expense for performance-based restricted shares is amortized on a straight-line basis over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives. Compensation expense is recognized only for those awards instruments expected to vest, net of actual forfeitures.

As of December 31, 2025, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $2.0 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in performance achievement, actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the year ended December 31, 2025, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2024	3,858,360	$0.74 - $9.20	$3.79
Granted	677,000	$1.60 - $2.38	1.63
Exercised	(45,073)	$0.74 - $3.01	2.21
Forfeited	(219,906)	$1.45 - $6.96	3.15
Outstanding, December 31, 2025	4,270,381	$0.74 - $9.20	$3.49

As of December 31, 2025, the weighted average remaining contractual life of the options and stock appreciation rights outstanding was 6.16 years. Of the 4,270,381 options and stock appreciation rights that were outstanding as of December 31, 2025, 3,076,786 were vested and exercisable with a weighted average exercise price of $4.01 per share and a weighted average remaining term of 5.2 years.

A summary of the options and stock appreciation rights outstanding by range of exercise price is as follows:

	Year Ended December 31, 2025
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price Per Vested Share
$0.00 - $1.00	231,708	2.20	$0.74	231,708	$0.74
$1.01 - $2.00	720,974	9.07	$1.63	53,050	$1.69
$2.01 - $4.00	1,580,432	6.51	$2.58	1,074,209	$2.46
$4.01 - $10.00	1,737,267	5.17	$5.48	1,717,819	$5.48
	4,270,381	6.16	$3.50	3,076,786	$4.01

The intrinsic value of options and stock appreciation rights is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options and stock appreciation rights that were in-the-money as of December 31, 2025. The intrinsic value of the options and stock appreciation rights outstanding as of December 31, 2025, was approximately $1.0 million based on a closing share price of $2.30 on December 31, 2025. There were 713,484 fully vested options or stock appreciation rights outstanding as of December 31, 2025, with an exercise price lower than the closing stock price on December 31, 2025. During the year ended December 31, 2025, the aggregate intrinsic value of options and stock appreciation rights exercised under the Company’s stock option plans was less than $0.1 million.

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

The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024, was $1.63 per share and $2.90 per share, respectively.

A summary of the restricted stock unit activity for the year ended December 31, 2025, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2024	1,546,532	$3.36
Granted	1,216,101	$1.80
Vested	(240,000)	$4.82
Forfeited	(42,000)	$1.60
Outstanding, December 31, 2025	2,480,633	$2.49

The intrinsic value of restricted stock units outstanding as of December 31, 2025, was $5.7 million based on a closing share price of $2.30 as of December 31, 2025. The intrinsic value of restricted stock units outstanding as of December 31, 2024, was $3.5 million based on a closing share price of $2.28 as of December 31, 2024. During the year ended December 31, 2025, the aggregate intrinsic value of restricted stock units vested was $0.5 million determined at the date of vesting.

2022 Employee Stock Purchase Plan

In 2022, the Company adopted its 2022 Employee Stock Purchase Plan (“ESPP”). Eligible employees can participate in a new purchase period every 3 months. Under the terms of the plan, employees can purchase up to 15% of their compensation of the Company’s common stock, subject to an annual maximum of $25,000, at 95% of the fair market value of the stock at the end of the purchase period, subject to certain plan limitations. As of December 31, 2025, there were 243,604 remaining shares available for issuance under the Employee Stock Purchase Plan.

The Company has reserved shares of common stock for conversion of convertible preferred stock, estimated additional earnout shares to APT, and the issuance of options granted under the Company’s stock option plan and its stock purchase plan as follows:

	December 31,	December 31,
	2025	2024
Series A Convertible Preferred Stock	51,401,694	52,502,740
Performance Share Unit Plan	13,000,000	13,000,000
Stock award plans	3,884,295	5,317,547
APT additional earnout shares	3,193,857	4,613,380
Employee Stock Purchase Plan	243,604	304,682
	71,723,450	75,738,349

12. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred:
Federal	$(2,263)	$(2,577)
State and local	65	378
	(2,198)	(2,199)
Valuation allowance	2,198	2,199
	$—	$—

The provision for income taxes varies from the amount determined by applying the U.S. federal statutory rate to income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2025			2024
	Amount	Percent	Amount	Percent
U.S. Federal statutory income tax rate	$(4,545)	21.0%	$(5,049)	21.0%
State and local income taxes, net of federal tax effect	29	-0.1%	-	0.0%
Changes in U.S. federal tax valuation allowance	2,263	-10.5%	2,577	-10.7%
Nontaxable or nondeductible items				`
Performance share unit award	1,500	-6.9%	1,504	-6.3%
Stock compensation permanent differences	378	-1.7%	424	-1.8%
Contingent consideration permanent differences	456	-2.1%	378	-1.6%
Other	73	-0.4%	166	-0.6%
Other adjustments	(154)	0.7%	-	0.0%
	$-	—%	$-	—%

State and local income taxes in California and New Jersey comprised the majority (greater than 50 percent) of the tax in that category. The performance share unit award nondeductible item relates to the February 3, 2021 Board approved grant of Performance Share Unit Award pursuant to the CEO Performance Share Unit Award Agreement (the “PSU Agreement”) to David L. Fischel, the Company’s Chief Executive Officer. Total stock based compensation attributed to the PSU Agreement was $7.1 million and $7.2 million for the years ended December 31, 2025 and 2024, respectively, of which only a portion was allowed as a tax deduction in those years due to Internal Revenue Code Section 162(m) limitations. The nondeductible item in the foregoing table related to contingent consideration represents expense recognized for financial reporting purposes associated with the APT acquisition that is not deductible for income tax purposes. Other nondeductible items in the table above are differences such as nondeductible meals and entertainment and, in 2024, transaction costs related to the APT acquisition.

The components of net deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current accruals	$1,064	$1,001
Operating lease liabilities	1,236	1,372
Deferred revenue	69	30
Depreciation and amortization	516	4,058
Deferred compensation	1,474	1,402
Net operating loss carryovers	38,433	33,198
Tax credit carryovers	537	462
Deferred tax assets	43,329	41,523
Valuation allowance	(41,049)	(38,851)
Net deferred tax assets before deferred tax liabilities	2,280	2,672
Operating lease right-of-use assets	(1,117)	(1,252)
Amortization of intangibles	(1,132)	(1,333)
Inventory	(6)	(69)
Capitalized compensation costs	(25)	(18)
Net deferred tax assets	$-	$-

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

As of December 31, 2025, we had gross federal net operating loss carryforwards arising from our operations of approximately $159.1 million. The federal net operating loss carryforwards reflect accumulated book losses reduced for the 2013 IRC Section 382 ownership change limitation of $144.4 million, book/tax differences and expiration of carryforwards. The federal net operating loss carryforwards generated prior to the 2018 tax year of approximately $98.8 million will expire between 2030 and 2037. The federal net operating losses generated in 2018 and thereafter will be carried forward indefinitely as a result of changes in the tax law following the Tax Cuts and Jobs Act (“TCJA”). As of December 31, 2025, we had gross state net operating loss carryforward of approximately $50.2 million which will expire at various dates between 2026 and 2043 if not utilized.

In addition to the net operating loss carryovers related to our operations, in connection with our 2024 acquisition of APT as discussed in Note 3, we acquired federal and state net operating loss and tax credit carryovers of APT. Our ability to utilize those carryovers and credits will be limited under IRC Section 382. The Section 382 limited net operating loss carryovers total approximately $9.2 million, of which $0.6 million was incurred prior to the 2018 effective date of the TCJA and will expire between 2035 and 2037 with the remainder available for indefinite carryforward. The applicable state net operating loss carryforwards related to ATP are approximately $9.6 million with $9.2 million expiring at various dates between 2030 - 2038 with the remaining carried forward indefinitely. The acquired tax credit carryforwards total $0.3 million for federal income tax purposes, which expire between 2036 and 2043, and state credit carryovers of $0.3 million, which expire between 2031 and 2038. Consistent with our conclusion with respect the need for valuation allowances associated with our other deferred tax assets, the net deferred tax assets related to APT of $1.6 million at the acquisition date as well as those at December 31, 2025 were fully included in our valuation allowance.

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

At December 31, 2025 and 2024, the Company had less than $0.1 million in reserves for uncertain tax positions. The Company recognizes interest accrued, if any, net of tax and penalties, related to unrecognized tax benefits as components of the income tax provision, as applicable. As of December 31, 2025 and 2024, accrued interest and penalties were less than $0.1 million.

13. Net Loss per Share

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted earnings per share calculations (in thousands):

	Year Ended December 31,
	2025	2024
Net loss	$(21,643)	$(24,045)
Cumulative dividend on convertible preferred stock	(1,271)	(1,308)
Net loss attributable to common stockholders	$(22,914)	$(25,353)

Weighted average number of common shares and equivalents:	90,957,313	85,183,306
Basic EPS	$(0.25)	$(0.30)
Diluted EPS	$(0.25)	$(0.30)

The following table sets forth the number of common shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive as follows:

	December 31,
	2025	2024
Shares issuable upon vesting/exercise of:
Options to purchase common stock	4,270,381	3,858,360
Series A Convertible Preferred Stock and Accumulated Dividends	50,277,527	49,371,307
Restricted stock units	2,480,633	1,546,532
	57,028,541	54,776,199

14. Employee Benefit Plan

The Company offers employees the opportunity to participate in a 401(k) plan and matches employee contributions up to 3% of each participating employee’s compensation. The Company recognized expense of approximately $0.3 million for the years ended December 31, 2025 and 2024.

15. Commitments and Contingencies

The Company at times becomes a party to various claims, disputes, and administrative and legal matters in the ordinary course of our past and current business activities. As a result, contingencies can arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible loss.

We have in place insurance coverage for litigation defense and claim settlement costs incurred in connection with these claims. We estimate the value of probable payments under these claims and probable insurance recoveries associated with existing claims based on management’s interpretations and estimates surrounding the claims and available or applicable insurance coverage. At December 31, 2025, Stereotaxis had $4.3 million of insurance receivables recorded in other current assets and $4.3 million of legal contingencies recorded in other current liabilities both related to ongoing litigation. We believe we have substantial defenses to these claims; however, the ultimate outcome of legal proceedings is inherently uncertain, and we will continue to evaluate developments and adjust our assessments as necessary.

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

Estimated loss contingencies are accrued only if the loss is probable and the amount of the loss can be reasonably estimated. With respect to a particular loss contingency, it may be probable that a loss has occurred but the estimate of the loss is a wide range. If we deem an amount within the range to be a better estimate than any other amount within the range, that amount will be accrued. However, if no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued. While we believe that none of these claims, disputes, or administrative and legal matters will have a material adverse effect on our financial position, these matters are uncertain and we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations in the period in which such matters are resolved or a better estimate becomes available.

16. Segment Information

Stereotaxis’ mission is to improve endovascular care by delivering precise, magnetically enabled, computer-guided control of interventional devices combined with advanced imaging and information systems. Our products work in an integrated ecosystem of systems, instruments and devices to enhance patient outcomes, improve clinical workflows, increase procedure efficiency and enable hospitals to provide safer, more effective patient treatment. Our systems and integrated instruments and devices are primarily developed and manufactured by Stereotaxis and are marketed to a broad base of hospitals in the United States and internationally. The Company manages the business activities on a consolidated basis and operates in one operating and reportable segment.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes the Company’s long-range strategic plan, including product development targets, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors actual results using income from operations.

Significant expenses within income from operations, as well as within net income/loss, include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations.

Geographic revenues for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$12,866	$13,427
International	19,511	13,491
Total	$32,377	$26,918

Revenues are attributed to countries based on the location of the customer.

The Company’s long-lived assets consist primarily of property, plant, and equipment, and intangible assets. As of December 31, 2025 and 2024, no individual country other than the U.S. accounted for 10% or more of these assets.

17. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Report on Internal Control Over Financial Reporting

As of December 31, 2025, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control—Integrated Framework. Based on our assessment, our management has concluded that our internal control over financial reporting is effective as of December 31, 2025.

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

We inadvertently omitted the disclosure of a Rule 10b5-1 Plan adopted by Kimberly Peery, our CFO, in September, 2025 in Item 5 of Part II in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. In September 2025, Ms. Kimberly Peery, the Chief Financial Officer of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Peery’s Rule 10b5-1 Trading Plan, which has a term of one year, provides for the exercise and sale of up to 204,750 incentive stock options pursuant to the limit orders specified in the plan. The plan will be effective for 12 months following the 90-day cooling off period. The adopted plan replaced Ms. Peery’s prior plan which had a one-year term and was adopted on September 1, 2024.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), within 120 days after December 31, 2025, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

The following is information with respect to our executive officers:

David L. Fischel

Chief Executive Officer and Chairman of the Board since February 2017

Director since September 2016

Mr. Fischel, 39, has served as a director of Stereotaxis since leading the equity investment and positive strategic initiatives announced in September 2016. He has served for over ten years as Principal and portfolio manager for medical device investments at DAFNA Capital Management, LLC. Prior to joining DAFNA Capital, he was a research analyst at SCP Vitalife, a healthcare venture capital fund. Mr. Fischel completed his B.S. magna cum laude in Applied Mathematics with a minor in Accounting at the University of California at Los Angeles and received his MBA from Bar-Ilan University in Tel Aviv. He is a Certified Public Accountant, Chartered Financial Analyst and Chartered Alternative Investment Analyst. Mr. Fischel’s extensive understanding of our business, operations and strategy, as well as financial and medical device industry experience, enable him to make valuable contributions to the Board of Directors.

Kimberly R. Peery

Chief Financial Officer

Officer since October 2019

Ms. Peery, 57, was appointed as the Chief Financial Officer in October 2019. She joined the Company in 2003 and has held various positions of increasing responsibilities including Vice President of Finance and Information Systems since November 2016 and Controller from April 2013 to November 2016. Prior to joining the Company, she served as a controller at various private companies. Ms. Peery is a Certified Public Accountant.

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

SCHEDULE II

CONSOLIIDATED VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

		Additions
	Balance at	Charged to
	Beginning of	Cost and		Balance at the
(in thousands)	Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2025	$582	162	(203)	$541
Year ended December 31, 2024	$672	402	(492)	$582

Allowance for inventories valuation:
Year ended December 31, 2025	$2,377	330	(116)	$2,591
Year ended December 31, 2024	$1,939	444	(6)	$2,377

EXHIBIT INDEX

Number	Description

2.1††*	Share Purchase Agreement, dated as of May 11, 2024, by and among the Company, Access Point Technologies EP, Inc. and APT Holding Company, Inc., as seller, incorporated by reference to Exhibit 2.1 of the Registrant’s 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2024.

2.2	Amendment No. 1 to Share Purchase Agreement, dated as of July 31, 2024, by and among the Company, Access Point Technologies EP, Inc. and APT Holding Company, Inc., as seller, incorporated by reference to Exhibit 2.2 of the Registrant’s 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2024.

3.1a	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.1b	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.3	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on August 08, 2019.

4.1	Form of Specimen Stock Certificate, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 4.1.

4.2	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-K (File No. 001-36159) for the fiscal year ended December 31, 2024.

10.1a#	Stereotaxis, Inc. 2022 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2022.

10.1b#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2022 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.1b of the Registrant’s 10-K (File No. 001-36159) for the fiscal year ended December 31, 2022.

10.1c#	Form of Incentive Stock Option Award Agreement under the 2022 Stock Incentive Plan, incorporated by reference to Exhibit 10.1c of the Registrant’s 10-K (File No. 001-36159) for the fiscal year ended December 31, 2022.

10.1d#	Form of Non-Qualified Stock Option Award Agreement under the 2022 Stock Incentive Plan, incorporated by reference to Exhibit 10.1d of the Registrant’s 10-K (File No. 001-36159) for the fiscal year ended December 31, 2022.

10.1e#	2022 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2022.

10.1f#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 9, 2016, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2016.

10.1g#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 22, 2017, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended June 30, 2017.

10.1h#	Amended and Restated Stereotaxis, Inc. 2012 Stock Incentive Plan, effective February 11, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q ((File No. 001-36159) for the fiscal quarter ended June 30, 2021.

10.1i#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, March 5, 2013, incorporated by reference to Exhibit 10.1d of the Registrant’s Form 10-K (File No. 000-50884) for the fiscal year ended December 31, 2012.

10.1j#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, Director Award, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-36159) for the fiscal quarter ended March 31, 2017.

10.1k#	Form of Incentive Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1f of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1l#	Form of Non-Qualified Stock Option Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.1g of the Registrant’s Form 10-K (File No. 001-36159) filed on March 20, 2018 for the fiscal year ended December 31, 2017.

10.1m#	Form of Restricted Share Unit Terms of Award Under Stereotaxis, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2012.

10.2#	Summary of Non-Employee Director Compensation Program effective July 1, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10Q (File No. 001-36159) for the fiscal quarter ended September 30, 2021.

10.3#	Executive Employment Agreement, dated December 17, 2020, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on December 18, 2020.

10.4#	Performance Share Unit Award Agreement, dated February 23, 2021, by and between Stereotaxis, Inc. and David L. Fischel, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on February 24, 2021.

10.5	Form of Indemnification Agreement between the Registrant and its directors and executive officers, incorporated by reference to the Registration Statement on Form S-1 (File No. 333-115253) originally filed with the Commission on May 7, 2004, as amended thereafter, at Exhibit 10.14.

10.6a	Office Lease dated March 1, 2021, between the Registrant and Globe Building Company, GP, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on March 4, 2021.

10.6b	First Amendment to Office Lease dated March 30, 2021, between Registrant and Globe Building Company, GP incorporated by reference to Exhibit 10.1b of the Registrant’s Form 10-Q (File No. 001-36159) filed on May 13, 2021.

10.6c	Second Amendment to Office Lease dated November 5, 2021, between Registrant and Globe Building Company, GP incorporated by reference to Exhibit 10.12i of the Registrant’s Form 10-K (File No. 001-36159) filed on March 10, 2022.

10.7	Registration Rights Agreement, dated September 26, 2016, between the Company and certain purchasers named therein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 28, 2016.

10.8	Sales Agreement with Roth Capital Partners LLC, dated August 29, 2025, incorporated by reference to form 8K (File No.001-36159) filed on August 29, 2025.

19.1	Stereotaxis, Inc. Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Registrant’s Form 10-K (filed herewith).

21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10K (filed herewith).

22.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

97.1	Policy for Recovery of Erroneously Awarded Compensation incorporated by reference to Exhibit 97.1 of the Registrant’s Form 10-K (File No. 001-36159) filed on March 8, 2024.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

††	As permitted by Regulation S-K, Item 601(b)(2)(ii) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document.

*	This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: March 12, 2026	By:	/s/ David L. Fischel
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

Signature	Title	Date

/s/ David L. Fischel	Chairman of the Board of Directors and Chief Executive Officer	March 12, 2026
David L. Fischel	(principal executive officer)

/s/ Kimberly R. Peery	Chief Financial Officer	March 12, 2026
Kimberly R. Peery	(principal financial officer and principal accounting officer)

/s/ David W. Benfer	Director	March 12, 2026
David W. Benfer

/s/ Nathan Fischel	Director	March 12, 2026
Nathan Fischel

/s/ Myriam J. Curet	Director	March 12, 2026
Myriam J. Curet

/s/ Arun Menawat	Director	March 12, 2026
Arun Menawat

/s/ Nachum Shamir	Director	March 12, 2026
Nachum Shamir

/s/ Ross B. Levin	Director	March 12, 2026
Ross B. Levin

