Form 10-K/A
period 2025-12-31
Stereotaxis, Inc.
filed 2026-04-03
CIK 1289340

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

EXPLANATORY NOTE

Stereotaxis, Inc. (“we” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2026, to include the signature of the Company’s independent registered public accounting firm, Ernst & Young LLP on their audit opinion and Consent (which signatures the Company had obtained as of the date of the Original Form 10-K Filing but which were inadvertently omitted from the filing), and to correct the exhibit number, which was inadvertently filed as Exhibit 22.1. The revised consent by Ernst & Young LLP is filed hereto as Exhibit 23.1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of the Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment.

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

2

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Index To Consolidated Financial Statements

PAGE
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)	4

3

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

St. Louis, Missouri

March 12, 2026

4

EXHIBIT INDEX

Number	Description

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

97.1	Policy for Recovery of Erroneously Awarded Compensation incorporated by reference to Exhibit 97.1 of the Registrant’s Form 10-K (File No. 001-36159) filed on March 8, 2024.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

††	As permitted by Regulation S-K, Item 601(b)(2)(ii) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document.

*	This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment for any schedules or exhibits so furnished.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: April 3, 2026	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

6