Form 10-Q
period 2026-03-31
Stereotaxis, Inc.
filed 2026-05-13
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

The number of outstanding shares of the registrant’s common stock on April 30, 2026, was 97,736,700.

STEREOTAXIS, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STEREOTAXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,616	$13,421
Accounts receivable, net of allowance of $630 and $541 at 2026 and 2025, respectively	5,303	5,847
Insurance receivable	4,316	4,316
Inventories, net	10,495	9,567
Prepaid expenses and other current assets	1,297	698
Total current assets	36,027	33,849
Property and equipment, net	2,956	3,019
Goodwill	3,764	3,764
Intangible assets, net	6,193	6,429
Operating lease right-of-use assets	4,760	4,912
Prepaid and other non-current assets	330	278
Total assets	$54,030	$52,251

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,823	$4,768
Accrued liabilities	1,478	2,065
Accrued legal liabilities	4,316	4,316
Deferred revenue	6,541	5,675
Current contingent consideration	5,266	4,894
Current portion of operating lease liabilities	662	642
Total current liabilities	23,086	22,360
Long-term deferred revenue	523	555
Long-term contingent consideration	5,108	4,724
Operating lease liabilities	4,618	4,794
Other liabilities	1,097	1,097
Total liabilities	34,432	33,530

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 10,000,000 shares authorized; 21,008 shares outstanding at 2026 and 2025	5,240	5,240

Stockholders’ equity:
Common stock, par value $0.001; 300,000,000 shares authorized, 97,491,248 and 95,339,628 shares issued at 2026 and 2025, respectively	97	95
Additional paid in capital	603,696	596,960
Treasury stock, 4,015 shares at 2026 and 2025	(206)	(206)
Accumulated deficit	(589,229)	(583,368)
Total stockholders’ equity	14,358	13,481
Total liabilities and stockholders’ equity	$54,030	$52,251

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Revenue:
Systems	$1,319	$1,964
Disposables, service and accessories	4,972	5,508
Total revenue	6,291	7,472

Cost of revenue:
Systems	804	1,667
Disposables, service and accessories	1,693	1,741
Total cost of revenue	2,497	3,408

Gross margin	3,794	4,064

Operating expenses:
Research and development	2,397	2,350
Sales and marketing	2,617	3,148
General and administrative	4,761	4,495
Total operating expenses	9,775	9,993
Operating loss	(5,981)	(5,929)

Other income	(5)	-
Interest income, net	125	106
Net loss	$(5,861)	$(5,823)

Cumulative dividend on convertible preferred stock	(311)	(314)
Net loss attributable to common stockholders	$(6,172)	$(6,137)

Net loss per share attributable to common stockholders:
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)

Weighted average number of common shares and equivalents:
Basic	98,891,179	87,769,366
Diluted	98,891,179	87,769,366

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2025

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	21,458	$5,352	85,326,557	$85	$567,926	$(206)	$(561,725)	$6,080
Stock issued for the exercise of stock options			4,103		1			1
Stock-based compensation			120,908		2,535			2,535
Components of net loss							(5,823)	(5,823)
Employee stock purchase plan			14,054		30			30
Preferred stock conversion	(225)	(56)	518,055	1	56			57
Balance at March 31, 2025	21,233	$5,296	85,983,677	$86	$570,548	$(206)	$(567,548)	$2,880

Three Months Ended March 31, 2026

	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2025	21,008	5,240	95,339,628	$95	$596,960	$(206)	$(583,368)	$13,481
Stock issued for the exercise of stock options			16,036		24			24
Stock-based compensation			115,000		2,110			2,110
Issuance of common stock through at-the-market offering			2,005,308	2	4,575			4,577
Components of net loss							(5,861)	(5,861)
Employee stock purchase plan			15,276		27			27
Balance at March 31, 2026	21,008	$5,240	97,491,248	$97	$603,696	$(206)	$(589,229)	$14,358

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(5,861)	$(5,823)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	159	156
Amortization of intangibles	236	214
Loss on revaluation of contingent consideration	756	502
Non-cash lease expense	(4)	-
Stock-based compensation	2,110	2,535
Changes in operating assets and liabilities:
Accounts receivable	543	(500)
Inventories	(928)	(1,481)
Prepaid expenses and other current assets	(599)	760
Other assets	(52)	9
Accounts payable	(49)	852
Accrued liabilities	(587)	5
Deferred revenue	834	992
Net cash used in operating activities	(3,442)	(1,779)
Cash flows from investing activities
Purchase of property and equipment	(79)	-
Net cash used in investing activities	(79)	-
Cash flows from financing activities
Proceeds from issuance of stock	4,853	32
Equity issuance costs	(137)	-
Net cash provided by financing activities	4,716	32
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,195	(1,747)
Cash, cash equivalents, and restricted cash at beginning of period	13,421	12,436
Cash, cash equivalents, and restricted cash at end of period	$14,616	$10,689
Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$17	$23

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheet as of March 31st:
Cash and cash equivalents	$14,616	$10,601
Restricted cash - current	-	88
Total cash, cash equivalents, and restricted cash	$14,616	$10,689

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

Our primary products include the Genesis RMN and the GenesisX RMN Systems, the Synchrony & SynX Solutions, various interventional devices under the Map-iT, MAGiC and EMAGIN brands, and other related devices. Through our strategic relationships with fluoroscopy system manufacturers, providers of catheters and electrophysiology mapping systems, and other parties, we offer our customers x-ray systems and other accessory diagnostic and therapeutic devices.

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

The Synchrony system is designed to digitize and modernize the interventional catheter lab. Synchrony’s ultra-high-definition display consolidates the viewing and control of all disparate systems in the lab, offering an enhanced procedure experience with custom layouts, streamlined workflows, an intuitive user interface, and a decluttered environment. Synchrony digitizes the video streams with full fidelity and ultra-low latency, offering crystal-clear visualization. Its architecture allows obsolescence protection for labs as new technologies are introduced in the future. Synchrony is made available with SynX, a cloud-based HIPAA and GDPR-compliant app that allows for secure remote connectivity, collaboration, recording, and monitoring of the cath lab. These technologies are sold alongside RMN systems and as stand-alone solutions.

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

Not all products have and/or require regulatory clearance in all the markets we serve. Please see below for a description of the regulatory clearance, licensing, and/or approvals we currently have or are pursuing. Approval processes can be lengthy and uncertain, submissions may require revised or additional non-clinical and clinical data, and regulatory applications could be denied.

We have received regulatory clearance, and/or approvals necessary for us to market the following products in the regions noted, and we are in the process of obtaining necessary approvals in other countries.

●	Genesis System with Cardiodrive, iCONNECT, Navigant, Odyssey and QuikCAS in the U.S., Europe, and China,
●	GenesisX RMN System, the latest generation of the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary approvals in other countries.
●	SynX collaboration solution in the U.S. and Europe.
●	Synchrony solution in the U.S. and Europe.
●	Niobe System with Cardiodrive, e-Contact, Navigant, Odyssey, QuikCAS in the U.S., Europe, Canada, China, Japan, and various other countries.
●	Vdrive and Vdrive Duo Systems with the V-CAS in the U.S., Europe, and Canada.
●	MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, in the U.S. and Europe.
●	Map-iT diagnostic mapping catheters in the U.S. and Europe.
●	MAGiC Sweep™ catheter, the first robotically navigated high-density EP mapping catheter, received FDA 510(k) clearance in July 2025.

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

Prior to regulatory clearance of a replacement device, the robotically enabled ablation catheters predominantly used with our RMN Systems were co-developed with Biosense Webster, a wholly owned subsidiary of Johnson and Johnson (the “J&J catheters”). The J&J catheters were solely manufactured and distributed by them and their obligation to supply those catheters ended on December 31, 2025. We do not know their plans for the continuation of the J&J catheters, and we have no guarantees that supply of those catheters will continue into 2026. The replacement device for the J&J catheters, the Stereotaxis MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, obtained the CE marking in Europe during the first quarter of 2025 and U.S. Food and Drug Administration (FDA) 510(k) clearance in January 2026. Although we are ramping up production of the MAGiC ablation catheter, continued supply of the J&J catheters into 2026 remains of significant importance for many customers of our technology.

On April 14, 2026, the Company entered into an agreement to acquire Robocath, a venture-backed innovator of advanced mechanical robotic technology for interventional cardiology and neurointerventions headquartered in Rouen, France. See Note 12, Subsequent Events, for more details about this proposed acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three-month period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for future operating periods.

These interim consolidated financial statements and the related notes should be read in conjunction with the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (SEC) on March 12, 2026.

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

In particular, recent tariff changes imposed by the U.S. and other countries have created increased risks and uncertainties surrounding the Company’s future results of operations. The U.S. import tariffs, along with any reciprocal measures by other countries, may increase the Company’s cost of raw materials and finished goods imported from outside of the U.S. Additionally, the Company anticipates that some of its suppliers will incur incremental tariff-related costs, which may be passed on to the Company. The ultimate impact of changes to tariffs or trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented.

We continue to evaluate the macroeconomic business environment, taking action to increase inventory levels where appropriate and engaging in discussions with our vendors on contractual obligations, but we cannot guarantee that our business activities will not be impacted more severely in the future. Our suppliers and contract manufacturers have experienced, and may continue to experience, similar difficulties. If our manufacturing operations or supply chains are materially interrupted, it may not be possible for us to timely manufacture or service our products at required levels, or at all. Changes in economic conditions, government shutdowns, tariff escalation, retaliatory measures and new import restrictions could lead to higher inflation than previously experienced or expected, which could, in turn create supply shortages as companies seek alternative sources of supply and adjust their logistics and transportation routes. As a result of these factors, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, especially tariff-induced inflation. A material reduction or interruption in any of our manufacturing processes or a substantial increase in costs would have a material adverse effect on our business, operating results, and financial condition.

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

Since our inception, we have generated significant losses. As of March 31, 2026, we have incurred cumulative net losses of approximately $589.2 million. In 2026, the Company plans to advance adoption of its robotic magnetic navigation systems and its proprietary devices in those markets where regulatory clearance has been received and to work with regulatory approval authorities in those geographies where approval is pending, with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2026 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During the remainder of 2026, we will continue to monitor the impact of the macroeconomic environment on our project timing, regulatory approvals, customer and supplier operations, and our operating results. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, and private sales of our equity securities. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on several factors outside of our control.

While we believe our existing cash and cash equivalents, including the proceeds from our at-the-market offering program and July 2025 equity raise, will be sufficient to fund our operating expenses and capital equipment requirements, in light of the macroeconomic environment, we cannot guarantee that we will not need additional funding in the future. We will continue to explore financing alternatives, and we cannot guarantee that additional financing will be available on acceptable terms or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves, or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition, and operational results. As a result, we could be required to cease operations.

On April 14, 2026, the Company entered into an agreement to acquire Robocath, a venture-backed innovator of advanced mechanical robotic technology for interventional cardiology and neurointerventions headquartered in Rouen, France. The acquisition is subject to risks and uncertainties, the potential timing of the consummation of the proposed acquisition and the ability of the parties to consummate the proposed transaction; the satisfaction of the conditions precedent to consummation of the proposed transaction, any litigation related to the proposed transaction; disruption of Robocath’s or Stereotaxis’s current plans and operations as a result of the proposed transaction; the ability of Robocath or Stereotaxis to retain and hire key personnel; competitive responses to the proposed transaction; unexpected costs, charges or expenses resulting from the proposed transaction; the ability of Stereotaxis to successfully integrate Robocath’s operations, and continue the commercialization, development and sales of Robocath’s products and services; the ability of Stereotaxis to implement its plans, forecasts and other expectations with respect to Robocath’s business after the completion of the proposed transaction and realize additional opportunities for growth and innovation; the ability of Stereotaxis to realize the anticipated benefits from the proposed transaction in the anticipated amounts or within the anticipated timeframes or at all; the ability to maintain relationships with Stereotaxis’s and Robocath’s respective employees, customers, other business partners and governmental authorities See Note 12, Subsequent Events, for additional details about this proposed acquisition.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other highly liquid investments with original maturities of three months or less from the date of purchase.

Restricted Cash

Restricted cash primarily consists of cash that the Company is obligated to maintain in accordance with contractual obligations. The Company did not have any restricted cash as of March 31, 2026, and December 31, 2025.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-term and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of March 31, 2026, and December 31, 2025, the Company had no short-term investments.

Amortized cost of U.S. treasury securities and marketable debt securities are based on the Company’s purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of securities the Company purchases at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Stated interest on investments is reported as income when earned and is adjusted for amortization or accretion of any premium or discount. Accrued interest receivable on money market instruments, included in other current assets, was less than $0.1 million as of March 31, 2026, and December 31, 2025.

The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities using the probability of default method and analyzes the unrealized loss positions and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not have any material expected credit losses on investments or material expected credit losses on accrued interest related to investments during the three months ended March 31, 2026, or year ended December 31, 2025.

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

As of March 31, 2026, and December 31, 2025, financial assets classified as Level 2 consisted of money market funds. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

As of March 31, 2026, and December 31, 2025, financial liabilities classified as Level 3 consisted of the contingent consideration due to the APT acquisition. The Company reviews the change in the fair value of contingent consideration, which is performed by a third-party valuation firm. See Contingent Liabilities- Earnout Consideration section below for further information regarding the valuation methods used by the third-party valuation firm. The approach results in the Level 3 classification of the contingent consideration within the fair value hierarchy.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, and a service-type warranty for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 for the three months ended March 31, 2026, and 2025. Revenue from system delivery and installation represented 21% and 26% of revenue for the three months ended March 31, 2026, and 2025, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the three months ended March 31, 2026, and 2025. Disposable revenue represented 37% and 39% of revenue for the three months ended March 31, 2026, and 2025, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. There was no royalty revenue for the three months ended March 31, 2026, and 2025, respectively.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, and other post warranty maintenance. Revenue from services and software enhancements, including service-type warranties, are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 42% and 35% of revenue for the three months ended March 31, 2026, and 2025, respectively.

The following table summarizes the Company’s revenue for systems, disposables, and service and accessories for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Systems	$1,319	$1,964
Disposables, service and accessories	4,972	5,508
Total revenue	$6,291	$7,472

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $10.0 million as of March 31, 2026. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	March 31, 2026	December 31, 2025
Contract Assets - unbilled receivables	$580	$276
Total unbilled receivables	$580	$276

Customer deposits	$1,310	$1,070
Product shipped, revenue deferred	781	993
Deferred service and license fees	4,973	4,167
Total deferred revenue	$7,064	$6,230
Less: Long-term deferred revenue	(523)	(555)
Total current deferred revenue	$6,541	$5,675

The Company invoices its customers based on the billing schedules in its sales arrangements. Contract assets primarily represent the difference between the revenue that was earned but not billed on service contracts and revenue from system contracts that was recognized based on the standalone selling price of the related performance obligations and the contractual billing terms in the arrangements. Customer deposits primarily relate to future system sales but can also include deposits on disposable sales. Deferred revenue is primarily related to service contracts, for which the service fees are billed up-front, generally quarterly or annually, and for amounts billed in advance for system contracts for which some performance obligations remain outstanding. For service contracts, the associated deferred revenue is generally recognized ratably over the service period. For system contracts, the associated deferred revenue is recognized when the remaining performance obligations are satisfied. The Company did not have any impairment losses on its contract assets for the periods presented.

Revenue recognized for the three months ended March 31, 2026, and 2025, that was included in the deferred revenue balance at the beginning of each reporting period was $2.5 million and $2.2 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s consolidated balance sheet were approximately $0.2 million and $0.1 million as of March 31, 2026, and December 31, 2025, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

Contingent Liabilities- Earnout Consideration

The Company has determined that the contingent consideration due under the terms of its July 31, 2024, acquisition agreement with APT Holding Company, Inc. represents a contingent liability in accordance with the provisions of ASC 805, Business Combinations. The Company has established short-term and long-term contingent liabilities for the net present fair value of contingent payments which are both probable of occurrence and reasonably estimable. The initial fair value of the contingent consideration was determined by a third-party valuation firm using both a Monte Carlo simulation and probability-based approaches. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in the Company’s earnings as a charge to General and Administrative expenses. See Note 10 under the subheading “Access Point Technologies Share Purchase Agreement” for further discussion of the contingent consideration recorded as of March 31, 2026.

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

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the three months ended March 31, 2026, were 1) expected dividend rate of 0%; 2) expected volatility of 75% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years, net of actual forfeitures. Restricted shares and units granted to employees and non-employee directors are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period, which is generally four years except for grants to directors which are generally earned over a period of six months. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,861)	$(5,823)
Cumulative dividend on convertible preferred stock	(311)	(314)
Net loss attributable to common stockholders	$(6,172)	$(6,137)

Weighted average number of common shares and equivalents:	98,891,179	87,769,366
Basic EPS	$(0.06)	$(0.07)
Diluted EPS	$(0.06)	$(0.07)

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

As of March 31, 2026, the Company had 4,102,414 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.48 per share, 50,755,686 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, and 2,587,321 shares of unvested restricted share units. awarded under the 2022 Stock Purchase Plan, and 13,000,000 unvested share units relating to the 2021 CEO Performance Award Unit Grant. The Company had no unearned restricted shares outstanding as of March 31, 2026.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

3. Financial Instruments

The following table summarizes the Company’s cash and cash equivalents, amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant category reported as cash and cash equivalents and restricted cash as of March 31, 2026, and December 31, 2025:

	March 31, 2026
	Reported as:
(in thousands)	Cash and Cash Equivalents	Restricted Cash- current
Cash	$1,005	$-
Level 2
Money market funds	13,611
Subtotal	13,611	-
Total assets measured at fair value	$14,616	$-

	December 31, 2025
	Reported as:
(in thousands)	Cash and Cash Equivalents	Restricted Cash- current
Cash	$1,325	$-
Level 2
Money market funds	12,096	-
Subtotal	12,096	-
Total assets measured at fair value	$13,421	$-

Interest income recorded for these cash and investments was consistent at approximately $0.1 million and $0.5 million during the three months ended March 31, 2026, and the year ended December 31, 2025, respectively.

As of March 31, 2026, and December 31, 2025, the Company did not have any financial assets classified as Level 1 or Level 3. The contingent consideration is carried at fair value and is a Level 3 financial liability. See further discussion of the contingent consideration in Note 10 under the subheading “Access Point Technologies Share Purchase Agreement”.

4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$6,804	$6,515
Work in process	1,907	2,230
Finished goods	4,462	3,413
Reserve for excess and obsolescence	(2,678)	(2,591)
Total inventory	$10,495	$9,567

The Company had approximately $2.7 million in reserve for excess and obsolescence. The reserve includes the fair value of slow-moving acquired inventory and the value of Niobe Systems and related raw materials and spare parts.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$656	$435
Prepaid commissions	192	110
Deposits	608	257
Long-term accounts receivable	128	135
Other assets	43	39
Total prepaid expenses and other assets	1,627	976
Less: Noncurrent prepaid expenses and other assets	(330)	(278)
Total current prepaid expenses and other assets	$1,297	$698

6. Property and Equipment

Property and Equipment consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Equipment	$5,006	$4,919
Leasehold improvements	2,926	2,916
	7,932	7,835
Less: Accumulated depreciation	(4,976)	(4,816)
Net property and equipment	$2,956	$3,019

7. Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Goodwill	$3,764	$3,764

Developed technology	$6,443	$6,442
In process research and development	577	578
Customer relationships	310	310
Trademark	410	410
Total intangibles	7,740	7,740

Less: Accumulated amortization	(1,547)	(1,311)
Net intangibles	$6,193	$6,429

8. Leases

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

As of March 31, 2026, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 5.84 years.

The following table represents lease costs and other lease information (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$271	$269
Short-term lease cost	1	1
Total net lease cost	$272	$270

Cash paid within operating cash flows	$315	$294

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2026, were as follows (in thousands):

March 31, 2026
2026	$822
2027	1,122
2028	1,147
2029	1,173
2030	1,199
2031 and thereafter	1,334
Total lease payments	6,797
Less: Interest	(1,517)
Present value of lease liabilities	$5,280

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued salaries, bonus, and benefits	$1,238	$1,860
Accrued warranties	39	41
Accrued professional services	138	77
Accrued taxes	61	62
Deferred contract obligation	1,045	1,045
Other	54	77
Total accrued liabilities	2,575	3,162
Less: Long term accrued liabilities	(1,097)	(1,097)
Total current accrued liabilities	$1,478	$2,065

10. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. No dividends have been declared or paid as of March 31, 2026, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

At-the-Market Offering Program

On August 29, 2025, the Company entered into a sales agreement (the “Original Sales Agreement”, and as amended below, the “Sales Agreement”) with Roth Capital Markets (“Roth”), as sales agent and/or principal, pursuant to which the Company may issue and sell, from time to time, through Roth as sales agent and/or principal, shares of its common stock having an aggregate gross sales price of up to $50.0 million. Sales may be made by any method deemed an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act or through privately negotiated transactions. The Company is obligated to pay Roth a commission of up to 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, along with reimbursement of certain expenses. Roth may also buy shares as principal for its own account at prices agreed upon at the time of sale, in which case the Company will enter into a separate terms agreement with Roth.

On March 13, 2026, the Company entered into a first amendment to the Sales Agreement, which modified the Original Sales Agreement to, among other things, reflect our filing of a new shelf registration statement on Form S-3 with the SEC on March 13, 2026 and set the maximum amount of shares of our common stock that we may offer and sell through or to Roth at $50 million from the date of the amendment to the Sales Agreement, subject to certain limitations set forth in the amendment.

During the three months ended March 31, 2026, the Company sold an aggregate of 2,005,308 shares of common stock under the Sales Agreement, at an average price of approximately $2.39 per share for gross proceeds of $4.8 million and net proceeds of $4.6 million, after deducting Roth’s commission and other expenses. As of March 31, 2026, $50.0 million of common stock remained available to be sold under this program, subject to certain conditions as specified in the Sales Agreement. The Company intends to use the net proceeds from any sales of common stock this at-the-market offering program for working capital, research and development and other general corporate purposes, including the accelerated commercialization of the Company’s innovation pipeline.

2025 Equity Financing

On July 17, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Lake Street Capital Markets, LLC (“Placement Agent”) and a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) pursuant to which the Company agreed to sell, in a registered direct offering (the “Offering”), $12.5 million shares of its common stock, as described below. The public offering price for each per share of common stock in the Offering was $2.00. The initial closing (the “Initial Closing”) under the Purchase Agreement occurred on July 18, 2025. The Company issued an aggregate of 4,250,000 shares of its common stock (the “Initial Shares”) to the Investors and received net proceeds of $7.8 million after deducting the Placement Agent’s fees and other offering expenses payable by the Company with respect to such Initial Shares. The Company agreed to pay the Placement Agent as compensation a cash fee equal to 5.5% as to $7.5 million of the gross proceeds received at the Initial Closing, plus reimbursement of certain expenses. In addition, the Company agreed to issue, and one of the Investors agreed to purchase, 2,000,000 additional Shares (the “Additional Shares”) on November 25, 2025 (or such earlier date as the Company and such Investor agrees) (the “Additional Closing”). At the Additional Closing, the Company received gross proceeds of $4.0 million for such Additional Shares, before deducting Offering expenses payable by the Company with respect to such Additional Shares.

Access Point Technologies Share Purchase Agreement

On July 31, 2024, the Company acquired all the shares of capital stock of Access Point Technologies EP, Inc. (“APT”), a Minnesota corporation, from APT Holding Company, Inc. (“APT Holding”), a Minnesota corporation, pursuant to a Share Purchase Agreement among the Company, APT and APT Holding dated May 11, 2024 (the “APT Share Purchase Agreement”). At closing, the Company issued 1,486,620 shares of its common stock (the “Upfront Stock Consideration”) with an agreed upon value of $3.0 million. The Share Purchase Agreement obligated the Company to file a resale registration statement relating to the Upfront Stock Consideration and additional Earnout Shares. The registration statement covered the 1,486,620 shares issued as Upfront Stock Consideration and an estimated 4,613,380 additional Earnout Shares deliverable under the APT Share Purchase Agreement.

Thereafter , the Company issued a portion of the Earnout Shares deliverable under the APT Share Purchase Agreement to APT Holding, comprised of (i) 417,710 Earnout Shares on August 7, 2025 in accordance with Section 2.5(b) of the APT Share Purchase Agreement, and (ii) 1,001,813 Earnout Shares on October 29, 2025 in accordance with Section 2.5(c) of the APT Share Purchase Agreement.

The exact number of additional Earnout Shares that may be issued under the APT Share Purchase Agreement for additional achievement of regulatory or commercial milestones will be calculated based on the average of the closing per share price of Stereotaxis common stock immediately prior to the dates such milestones are achieved. The final end date for all such milestones is September 30, 2029. The aggregate agreed upon value of such Earnout Shares could be up to $24.0 million in total value (assuming all commercial and regulatory milestones are achieved and inclusive of the Earnout Shares issued in August and October 2025), provided in no event will the Company be obligated to issue the Earnout Shares, together with the Upfront Stock Consideration, that would exceed 19.9% of the total number of shares of the Company’s common stock issued and outstanding immediately prior to July 31, 2024.

The Company recognized expense of $0.8 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, due to the revaluation of contingent consideration. This expense is recognized within General and Administrative expenses.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $1.5 million and $1.8 million for the three months ended March 31, 2026, and 2025. As of March 31, 2026, and 2025, the Company had approximately $21.2 million and $28.1 million, respectively, of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of March 31, 2026, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

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

As of March 31, 2026, the Company had 3,747,135 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

As of March 31, 2026, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $2.0 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the three-month period ended March 31, 2026, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2025	4,270,381	$0.74 - $9.20	$3.49
Granted	1,000	$2.02	$2.02
Exercised	(16,036)	$0.74 - $2.03	$1.17
Forfeited	(152,931)	$1.53 - $6.96	$4.02
Outstanding, March 31, 2026	4,102,414	$0.74 - $9.20	$3.48

A summary of the restricted stock unit activity for the three-month period ended March 31, 2026, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2025	2,480,633	$2.49
Granted	281,688	$2.13
Vested	(115,000)	$2.32
Forfeited	(60,000)	$1.60
Outstanding, March 31, 2026	2,587,321	$2.48

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

At March 31, 2026, Stereotaxis had $4.3 million of insurance receivables recorded in other current assets and $4.3 million of legal contingencies recorded in other current liabilities both related to ongoing litigation. We believe we have substantial defenses to these claims; however, the ultimate outcome of legal proceedings is inherently uncertain, and we will continue to evaluate developments and adjust our assessments as necessary.

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

12. Subsequent Events

On April 14, 2026, the Company entered into a share sale agreement to acquire shares and other securities collectively representing 100% of the share capital and voting power of Robocath, a French société par actions simplifiée, for $20.0 million in the form of cash, a number of shares of Stereotaxis common stock based on a value of $2.00 per share, or a combination of cash and shares at closing and, in addition, consideration contingently delivered up to $25.0 million after closing upon achieving certain key regulatory and commercial milestones. The acquisition is expected to close by the end of the third quarter of 2026 subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Part II - Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31,2025, as well as various impacts related to our previously announced acquisition of Access Point Technologies EP, Inc. (“APT”) and our recently announced acquisitions of Robocath. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources, results of operations, the on-going impact of the coronavirus (“COVID -19”) pandemic and our response to it or any impact of a similar pandemic, and statements relating to our recent acquisition of APT including any benefits expected from the acquisition, potential strategic implications as a result of the acquisition, and the potential for achievement of the regulatory and commercial milestones that would trigger contingent payments in the transaction. Such statements include, but are not limited to, statements preceded by, followed by, or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “can”, “could”, “may”, “would”, or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they are made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Our primary products include the Genesis RMN and the GenesisX RMN Systems, the Synchrony & SynX Solutions, various interventional devices under the Map-iT, MAGiC and EMAGIN brands, and other related devices. Through our strategic relationships with fluoroscopy system manufacturers, providers of catheters and electrophysiology mapping systems, and other parties, we offer our customers x-ray systems and other accessory diagnostic and therapeutic devices.

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

The Synchrony system is designed to digitize and modernize the interventional catheter lab. Synchrony’s ultra-high-definition display consolidates the viewing and control of all disparate systems in the lab, offering an enhanced procedure experience with custom layouts, streamlined workflows, an intuitive user interface, and a decluttered environment. Synchrony digitizes the video streams with full fidelity and ultra-low latency, offering crystal-clear visualization. Its architecture allows obsolescence protection for labs as new technologies are introduced in the future. Synchrony is made available with SynX, a cloud-based HIPAA and GDPR-compliant app that allows for secure remote connectivity, collaboration, recording, and monitoring of the cath lab. These technologies are sold alongside RMN systems and as stand-alone solutions.

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

Corporate Developments

On April 14, 2026, the Company entered into a share sale agreement to acquire shares and other securities collectively representing 100% of the share capital and voting power of Robocath, a French société par actions simplifiée, for $20.0 million in the form of cash, a number of shares of Stereotaxis common stock based on a value of $2.00 per share, or a combination of cash and shares at closing and, in addition, consideration contingently delivered after closing upon achieving certain key regulatory and commercial milestones. The acquisition is expected to close by the end of the third quarter of 2026 subject to customary closing conditions. Robocath is a venture-backed innovator of advanced mechanical robotic technology for interventional cardiology and neurointerventions headquartered in Rouen, France.

Stereotaxis has continued to advance development and regulatory approval of its Robotic Magnetic Navigation systems and proprietary interventional devices.

In the fourth quarter of 2025 we received FDA 510(k) regulatory clearance within the United States for the GenesisX RMN System. This latest generation of the RMN System is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior generation RMN systems. In October 2025, we attained CE Mark for the Synchrony Solution and in the first quarter of 2026 we received FDA 510(k) regulatory clearance within the United States.

The Stereotaxis MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, obtained the CE marking in Europe during the first quarter, 2025 and U.S. Food and Drug Administration (FDA) 510(k) clearance in January 2026. MAGiC Sweep™, the first robotically navigated high-density EP mapping catheter, received U.S. Food and Drug Administration (FDA) 510(k) clearance in July 2025. We are in the process of obtaining necessary approvals for both devices in other geographies. We are also currently seeking regulatory clearances for the EMAGIN 5F catheter guide designed to robotically navigate tortuous venous and arterial vasculature.

Tariff and Trade Regulation Update

Beginning in 2025, the U.S. implemented a baseline tariff framework on most imports with higher country and product-specific rates for certain trading partners, including Mexico, Germany, Japan and China, among others, alongside reciprocal measures announced by other jurisdictions. In February 2026, the U.S. Supreme Court ruled that these tariffs levied under the International Emergency Economic Powers Act (“IEEPA”) are unconstitutional. As a result of this ruling, the U.S. Court of International Trade issued an order directing the U.S. Customs and Border Protection (the “CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal that can be used to submit IEEPA tariff refund requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds. In response to the Supreme Court’s ruling, a new 10% tariff for all imports under Section 122 of the Trade Act of 1974 was imposed. These tariffs took effect on February 24, 2026, and will remain in effect for 150 days, the maximum period that Section 122 permits without congressional action. However, previous exclusions, such as for the United States-Mexico-Canada Agreement (“USMCA”), remain in place.

We source certain sub-assemblies from Mexico, all of which qualify under USMCA; therefore, these items were not subject to increased tariff, and the effect on our cost of revenues for the three months ended March 31, 2026, was immaterial. We currently expect our Mexican sub-assemblies to continue to qualify under USMCA, and we do therefore not expect a material impact from changes in the future.

Some of our suppliers have also incurred incremental tariffs and have passed or may pass on those additional costs to us. These pass-through tariffs and other specific tariff actions against steel and aluminum have resulted in an effective rate of up to 60 percent (“tariff stacking”) on certain specialty alloys that we source from Europe and Japan. This action has not had a material direct impact on our operations to date, but the long-term effects of these and other existing or future trade measures are difficult to predict.

We also import certain raw materials and finished goods from outside of the U.S. that are subject to tariffs, including our proprietary MAGiC Catheter which is manufactured in Germany and currently distributed principally in Europe. This device received 510(k) clearance in the US in January 2026, and we are currently ramping up production of this device as a replacement for catheters previously supplied by to users by J&J. Tariffs could render the US product launch of MAGiC Catheter uneconomical, which would, in turn, slow adoption of our Robotic Magnetic Navigation (“RMN”) platform.

In addition, we import limited quantities of R&D consumables and manufacturing inputs from China and, through our partner MicroPort Scientific Corporation, sell U.S.-manufactured RMN systems into China. Both inbound materials and outbound finished products are now subject to tariffs, which we expect to continue to have an adverse impact on sales of RMN systems in China. If tariffs increase, the impact could be material, particularly to sales of RMN systems in China. We continue to pursue mitigation strategies.

During the three months ended March 31, 2026, tariffs and other trade measures recognized in total cost of revenue were not material. Future changes to tariff rates and the imposition of new tariffs by the U.S. and/or other countries could result in a material impact to our results of operations. The ultimate impact of changes to tariffs and trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented, all of which could have a material adverse effect on our business, financial condition, or results of operations.

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

Since our inception, we have generated significant losses. As of March 31, 2026, we have incurred cumulative net losses of approximately $589.2 million. In 2026, the Company plans to advance adoption of its robotic magnetic navigation systems and its proprietary devices in those markets where regulatory clearance has been received and to work with regulatory approval authorities in those geographies where approval is pending, with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2026 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs and fund additional sales and marketing initiatives. During the remainder of 2026, we will continue to monitor the impact of the macroeconomic environment on our project timing, regulatory approvals, customer and supplier operations, and our operating results. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings, and private sales of our equity securities. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on several factors outside of our control.

While we believe our existing cash and cash equivalents, including the proceeds from our July 2025 equity raise, will be sufficient to fund our operating expenses and capital equipment requirements, in light of the macroeconomic environment, we cannot guarantee that we will not need additional funding in the future. We will continue to explore financing alternatives, and we cannot guarantee that additional financing will be available on acceptable terms or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves, or to reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition, and operational results. In addition, we could be required to cease operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our consolidated financial statements. For a complete listing of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, and a service-type warranty for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 million for the three months ended March 31, 2026, and 2025.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the three months ended March 31, 2026, and 2025.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s consolidated balance sheets were approximately $0.2 million and $0.1 million as of March 31, 2026, and December 31, 2025, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026, and 2025

Revenue. Revenue decreased from $7.5 million for the three months ended March 31, 2025, to $6.3 million for the three months ended March 31, 2026, a decrease of 16%. Revenue from the sales of systems decreased to $1.3 million for the three months ended March 31, 2026, from $2.0 million for the three months ended March 31, 2025, driven by decreased sales volume in the current year period. Revenue from sales of disposable interventional devices, service, and accessories decreased to approximately $5.0 million for the three months ended March 31, 2026, from $5.5 million for the three months ended March 31, 2025, a decrease of approximately 10%. The decrease was lower current period disposable sales volumes related to the transition from the Johnson and Johnson catheter to our proprietary MAGiC catheter in the current year period.

Cost of Revenue. Cost of revenue decreased from $3.4 million for the three months ended March 31, 2025, to $2.5 million for the three months ended March 31, 2026, a decrease of approximately 27%. As a percentage of our total revenue, overall gross margin increased to 60% for the three months ended March 31, 2026, from 54% for the three months ended March 31, 2025, primarily due to changes in product mix. Cost of revenue for systems sold decreased from $1.7 million for the three months ended March 31, 2025, to $0.8 million for the three months ended March 31, 2026, driven by decreased system sales volume in the current year period. Gross margin for systems was $0.3 million for the three months ended March 31, 2025, compared to $0.5 million for the three months ended March 31, 2026. Cost of revenue for disposables, service, and accessories remained consistent at $1.7 million for the three months ended March 31, 2025 and 2026. Gross margin for disposables, service, and accessories was 66% for the three months ended March 31, 2026, compared to 68% for the three months ended March 31, 2025. Gross margin for disposables, service, and accessories decreased due to changes in product mix in the current period.

Research and Development Expenses. Research and development expenses increased from $2.3 million for the three months ended March 31, 2025, to $2.4 million for the three months ended March 31, 2026, an increase of approximately 2%. This increase was primarily due to project timing partially offset by lower headcount-related costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.1 million for the three months ended March 31, 2025, to $2.6 million for the three months ended March 31, 2026. This decrease was primarily due to lower headcount-related costs in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management expenses, amortization of acquisition related intangible assets, and the gain or loss associated with the remeasurement of the acquisition related contingent consideration. General and administrative expenses increased from $4.5 million for the three months ended March 31, 2025, to $4.8 million for the three months ended March 31, 2026, an increase of approximately 6%. This increase was primarily driven by the change in contingent consideration expense and costs related to the pending Robocath acquisition, partially offset by lower headcount-related costs in the current year period.

Interest Income. Net interest income remained consistent at $0.1 million for the three months ended March 31, 2025, and 2026.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of March 31, 2026, we had $14.6 million of cash and cash equivalents. We had working capital of $12.9 million as of March 31, 2026, compared to $11.5 million as of December 31, 2025.

In July 2025, we closed a registered direct offering of our common stock for $8.5 million in gross proceeds before deducting offering expenses. In November 2025, we completed the Additional Closing from the July direct registering offering for $4.0 million in gross proceeds deducting offering expenses.

On March 13, 2026, we filed a new shelf registration statement on Form S-3 (File No. 333-294288) to register (i) $100.0 million of debt securities, common stock, preferred stock, warrants, rights or units consisting of any two or more of such securities (the “2026 Shelf”) and (ii) $50 million shares of common stock to be issued under the at-the-market offering program with Roth Capital described below. The 2026 Shelf was declared effective by the SEC on March 20, 2026.

As noted above, in August 2025, we entered into a sales agreement with Roth Capital Markets (“Roth”), as sales agent and/or principal, under which we may issue and sell up to $50.0 million of our common stock. On March 13, 2026, we entered into a first amendment to the sales agreement, which modified the original sales agreement to, among other things, reflect our filing of a new Registration Statement on Form S-3 with the SEC on March 13, 2026 and set the maximum amount of shares of our common stock that we may offer and sell through or to Roth at $50 million from the date of the amendment to the sales agreement, subject to certain limitations set forth in the amendment. During the three months ended March 31, 2026, we sold an aggregate of 2,005,308 shares of common stock under the sales agreement, at an average price of approximately $2.39 per share for gross proceeds of $4.8 million and net proceeds of $4.6 million, after deducting Roth’s commission and other expenses. As of March 31, 2026, $50.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the sales agreement.

For additional information on our “at-the-market” facility, refer to Note 10, Convertible Preferred Stock and Stockholders’ Equity of the notes to the consolidated financial statements, under the subheading At-the-Market Offering Program, included within this report.

The following table summarizes our cash flow by operating, investing and financing activities for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flow used in operating activities	$(3,442)	$(1,779)
Cash flow used in investing activities	(79)	-
Cash flow provided by financing activities	4,716	32

Net cash used in operating activities. We used approximately $3.4 million and $1.8 million of cash for operating activities during the three months ended March 31, 2026, and 2025, respectively. The increase in cash used in operating activities was driven by changes in working capital.

Net cash used in investing activities. We used less than $0.1 million of cash for investing activities during the three months ended March 31, 2026 for the purchase of equipment. We did not use any cash for investing activities during the three months ended March 31, 2025.

Net cash provided by financing activities. We generated approximately $4.7 million of cash from financing activities during the three months ended March 31, 2026, and less than $0.1 million during the three months ended March 31, 2025. The cash generated in 2026 was primarily driven by the proceeds from the at-the-market offering during the first quarter. The cash generated in in 2025 was driven by the proceeds from issuance of stock from the exercise of options, net of issuance costs, and from our employee stock purchase program.

Capital Resources

As of March 31, 2026, the Company did not have any debt.

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

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

10.1	Amendment No. 1 to Sales Agreement with Roth Capital Partners LLC, dated March 13, 2026 (incorporated by reference to Exhibit 1.3 of the Registrant’s Registration Statement on Form S-3 (File No. 333-294288).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: May 13, 2026	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

Date: May 13, 2026	By:	/s/ Kimberly R. Peery
Kimberly R. Peery
Chief Financial Officer

