Form 10-Q
period 2026-06-30
Stereotaxis, Inc.
filed 2026-08-12
CIK 1289340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

The number of outstanding shares of the registrant’s common stock on July 31, 2026, was 100,202,178.

STEREOTAXIS, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STEREOTAXIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,491	$13,421
Accounts receivable, net of allowance of $594 and $541 at 2026 and 2025, respectively	7,549	5,847
Insurance receivable	6,316	4,316
Inventories, net	12,520	9,567
Prepaid expenses and other current assets	1,111	698
Total current assets	37,987	33,849
Property and equipment, net	2,881	3,019
Goodwill	3,764	3,764
Intangible assets, net	5,957	6,429
Operating lease right-of-use assets	4,658	4,912
Prepaid and other non-current assets	335	278
Total assets	$55,582	$52,251

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,866	$4,768
Accrued liabilities	1,325	2,065
Accrued legal liabilities	6,316	4,316
Deferred revenue	5,928	5,675
Current contingent consideration	5,673	4,894
Current portion of operating lease liabilities	689	642
Total current liabilities	26,797	22,360
Long-term deferred revenue	384	555
Long-term contingent consideration	5,343	4,724
Operating lease liabilities	4,484	4,794
Other liabilities	1,097	1,097
Total liabilities	38,105	33,530

Series A - Convertible preferred stock:
Convertible preferred stock, Series A, par value $0.001; 10,000,000 shares authorized; 20,983 and 21,008 shares outstanding at 2026 and 2025, respectively	5,234	5,240

Stockholders’ equity:
Common stock, par value $0.001; 300,000,000 shares authorized, 97,938,091 and 95,339,628 shares issued at 2026 and 2025, respectively	98	95
Additional paid in capital	606,048	596,960
Treasury stock, 4,015 shares at 2026 and 2025	(206)	(206)
Accumulated deficit	(593,697)	(583,368)
Total stockholders’ equity	12,243	13,481
Total liabilities and stockholders’ equity	$55,582	$52,251

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue:
Systems	$1,479	3,038	$2,798	$5,002
Disposables, service and accessories	6,191	5,760	11,163	11,268
Total revenue	7,670	8,798	13,961	16,270

Cost of revenue:
Systems	1,057	2,366	1,861	4,033
Disposables, service and accessories	2,127	1,853	3,820	3,594
Total cost of revenue	3,184	4,219	5,681	7,627

Gross margin	4,486	4,579	8,280	8,643

Operating expenses:
Research and development	2,390	1,777	4,787	4,127
Sales and marketing	2,595	3,269	5,212	6,417
General and administrative	4,069	4,002	8,830	8,497
Other	-	(492)	-	(492)
Total operating expenses	9,054	8,556	18,829	18,549
Operating loss	(4,568)	(3,977)	(10,549)	(9,906)

Other income	-	(1)	(5)	(1)
Interest income, net	100	152	225	258
Net loss	$(4,468)	$(3,826)	$(10,329)	$(9,649)

Cumulative dividend on convertible preferred stock	(314)	(318)	(625)	(632)
Net loss attributable to common stockholders	$(4,782)	$(4,144)	$(10,954)	$(10,281)

Net loss per share attributable to common stockholders:
Basic	$(0.05)	(0.05)	$(0.11)	$(0.12)
Diluted	$(0.05)	(0.05)	$(0.11)	$(0.12)

Weighted average number of common shares and equivalents:
Basic	100,031,760	87,952,086	99,496,942	87,861,231
Diluted	100,031,760	87,952,086	99,496,942	87,861,231

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2025

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at March 31, 2025	21,233	$5,296	85,983,677	$86	$570,548	$(206)	$(567,548)	$2,880
Stock issued for the exercise of stock options			1,500		2			2
Stock-based compensation					2,367			2,367
Components of net loss							(3,826)	(3,826)
Employee stock purchase plan			19,687		33			33
Balance at June 30, 2025	21,233	$5,296	86,004,864	$86	$572,950	$(206)	$(571,374)	$1,456

Three Months Ended June 30, 2026

	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at March 31, 2026	21,008	$5,240	97,491,248	$97	$603,696	$(206)	$(589,229)	$14,358
Stock issued for the exercise of stock options			4,079		7			7
Stock-based compensation			3,938		1,608			1,608
Issuance of common stock through at-the-market offering			356,271	1	687			688
Components of net loss							(4,468)	(4,468)
Employee stock purchase plan			21,668		44			44
Preferred stock conversion	(25)	(6)	60,887		6			6
Balance at June 30, 2026	20,983	$5,234	97,938,091	$98	$606,048	$(206)	$(593,697)	$12,243

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2025

(in thousands, except share amounts)	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	21,458	$5,352	85,326,557	$85	$567,926	$(206)	$(561,725)	$6,080
Stock issued for the exercise of stock options			5,603		3			3
Stock-based compensation			120,908		4,902			4,902
Components of net loss							(9,649)	(9,649)
Employee stock purchase plan			33,741		63			63
Preferred stock conversion	(225)	(56)	518,055	1	56			57
Balance at June 30, 2025	21,233	$5,296	86,004,864	$86	$572,950	$(206)	$(571,374)	$1,456

Six Months Ended June 30, 2026

	Convertible Preferred Stock Series A (Mezzanine)		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2025	21,008	5,240	95,339,628	$95	$596,960	$(206)	$(583,368)	$13,481
Stock issued for the exercise of stock options			20,115		31			31
Stock-based compensation			118,938		3,718			3,718
Issuance of common stock through at-the-market offering			2,361,579	3	5,262			5,265
Components of net loss							(10,329)	(10,329)
Employee stock purchase plan			36,944		71			71
Preferred stock conversion	(25)	(6)	60,887		6			6
Balance at June 30, 2026	20,983	$5,234	97,938,091	$98	$606,048	$(206)	$(593,697)	$12,243

See accompanying notes.

STEREOTAXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(10,329)	$(9,649)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	330	312
Amortization of intangibles	472	459
Loss on revaluation of contingent consideration	1,398	458
Non-cash lease expense	(9)	1
Stock-based compensation	3,718	4,902
Changes in operating assets and liabilities:
Accounts receivable	(621)	(569)
Inventories	(2,953)	(1,277)
Prepaid expenses and other current assets	(413)	913
Other assets	(57)	(11)
Accounts payable	2,004	1,062
Accrued liabilities	(740)	(145)
Deferred revenue	83	(1,968)
Net cash used in operating activities	(7,117)	(5,512)
Cash flows from investing activities
Purchase of property and equipment	(143)	(23)
Interim financing provided to Robocath	(1,081)	-
Net cash used by investing activities	(1,224)	(23)
Cash flows from financing activities
Proceeds from issuance of stock	5,624	66
Equity issuance costs	(213)	-
Net cash provided by financing activities	5,411	66
Net decrease in cash and cash equivalents	(2,930)	(5,469)
Cash and cash equivalents at beginning of period	13,421	12,436
Cash and cash equivalents at end of period	$10,491	$6,967

Supplemental disclosure of cash flow information:
Purchase of property and equipment included in accounts payable	$49	$-
Equity issuance costs included in accounts payable	45	-

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

1. Description of Business

Stereotaxis designs, manufactures and markets robotic systems, instruments and information systems for the interventional laboratory. Our proprietary robotic technology, Robotic Magnetic Navigation (“RMN”), fundamentally transforms endovascular interventions using precise computer-controlled magnetic fields to directly control the tip of flexible interventional catheters or devices. Direct control of the tip of an interventional device, in contrast to all manual hand-held devices that are controlled from their handle, can improve the precision, stability, reach and safety of these devices during procedures.

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

We pursue arrangements with fluoroscopy system manufacturers to provide RMN Systems in a bundled purchase for hospitals establishing robotic interventional operating rooms. An integrated x-ray system is critical for customer adoption of RMN Systems and, when offered in a bundled purchase with the RMN System, may reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

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

●	Genesis System with Cardiodrive, iCONNECT, Navigant, Odyssey and QuikCAS in the U.S., Europe, and China,
●	GenesisX RMN System, the latest generation of the Genesis RMN System in the U.S. and Europe, and we are in the process of obtaining necessary approvals in other countries.
●	SynX collaboration solution in the U.S. and Europe.
●	Synchrony solution in the U.S. and Europe.
●	Niobe System with Cardiodrive, e-Contact, Navigant, Odyssey, QuikCAS in the U.S., Europe, Canada, China, Japan, and various other countries.
●	MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, in the U.S. and Europe.
●	Map-iT diagnostic mapping catheters in the U.S. and Europe.
●	MAGiC Sweep catheter, the first robotically navigated high-density EP mapping catheter, received FDA 510(k) clearance in July 2025.

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

Historically, the significant majority of procedures on our RMN Systems used robotically enabled ablation catheters that were co-developed by us with Biosense Webster, a wholly owned subsidiary of Johnson & Johnson (the “J&J catheters”). The J&J catheters were solely manufactured and distributed by Biosense Webster, and its contractual obligation to supply those catheters ended on December 31, 2025. Biosense Webster has not advised us or, to our knowledge, publicly announced whether it will continue to supply the J&J catheters in the future. A replacement device, the Stereotaxis MAGiC catheter is a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures. The MAGiC catheter obtained CE marking in Europe during the first quarter of 2025 and U.S. Food and Drug Administration (“FDA”) 510(k) clearance in January 2026. Although we are ramping up production of the MAGiC catheter, the availability of the J&J catheters during the customer transition remains important to many customers of our technology. Reductions in the availably of the J&J catheters before customers complete their transition to the Stereotaxis MAGiC catheter could adversely affect our procedure volumes and recurring revenue.

On July 7, 2026, the Company completed its previously announced acquisition of Robocath, a venture-backed innovator of advanced mechanical robotic technology for interventional cardiology and neurointerventions headquartered in Rouen, France. See Note 12, Subsequent Events, for more details about the acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Stereotaxis, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, they include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. Operating results for the six-month period ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for future operating periods.

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

In particular, tariff changes imposed by the U.S. and other countries beginning in early 2025 have created increased risks and uncertainties surrounding the Company’s future results of operations. The U.S. import tariffs, along with any reciprocal measures by other countries, may increase the Company’s cost of raw materials and finished goods imported from outside of the U.S. Additionally, the Company anticipates that some of its suppliers will incur incremental tariff-related costs, which may be passed on to the Company. The ultimate impact of changes to tariffs or trade barriers, including increased costs or the availability of any refunds to the extent any such refund programs survive legal challenge, will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented and the result of legal challenges thereto.

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

Since our inception, we have generated significant losses. As of June 30, 2026, we have incurred cumulative net losses of approximately $593.7 million. Through the balance of 2026, the Company plans to continue to advance adoption of its robotic magnetic navigation systems and its proprietary devices in those markets where regulatory clearance has been received and to work with regulatory approval authorities in those geographies where approval is pending, with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2026 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs, fund additional sales and marketing initiatives, and fund Robocath’s ongoing operations and development of its next-generation R-Two products. Robocath has sustained historical operating losses, and we expect that it will continue to incur operating losses and negative cash flows in the coming years. We may be required to fund Robocath’s ongoing operations for the foreseeable future. During the remainder of 2026, we will continue to monitor the impact of the macroeconomic environment on our project timing, regulatory approvals, customer and supplier operations, and our operating results. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings and private sales of our equity securities. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on several factors outside of our control.

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

On July 7, 2026, the Company completed its acquisition of Robocath, a venture-backed innovator of advanced mechanical robotic technology for interventional cardiology and neurointerventions headquartered in Rouen, France. The acquisition subjects the Company to risks and uncertainties, including its ability to successfully integrate Robocath; retain key personnel; manufacture, commercialize, develop and sell Robocath’s robotic systems and disposable products; manage a more complex international business; comply with French and other foreign laws; convert Robocath’s financial reporting and internal controls from French GAAP to U.S. GAAP; fund Robocath’s expected operating losses and negative cash flows; achieve the anticipated regulatory and commercial milestones for the R-Two products; and realize the anticipated benefits of the acquisition in the expected amounts or timeframes, or at all. Unexpected costs, liabilities or delays could materially adversely affect our business, financial condition, results of operations and cash flows. See Note 12, Subsequent Events, and Part II, Item 1A, Risk Factors.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other highly liquid investments with original maturities of three months or less from the date of purchase.

Investments

Our investments may include, at any time, a diversified portfolio of cash equivalents and short-term and long-term investments in a variety of high-quality securities, including money market funds, U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, non-U.S. government agency securities, and municipal notes. As of June 30, 2026, and December 31, 2025, the Company had no short-term investments.

Amortized cost of U.S. treasury securities and marketable debt securities are based on the Company’s purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of securities the Company purchases at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Stated interest on investments is reported as income when earned and is adjusted for amortization or accretion of any premium or discount. Accrued interest receivable on money market instruments, included in other current assets, was less than $0.1 million as of June 30, 2026, and December 31, 2025.

The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities using the probability of default method and analyzes the unrealized loss positions and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not have any material expected credit losses on investments or material expected credit losses on accrued interest related to investments during the six months ended June 30, 2026, or year ended December 31, 2025.

Fair Value Measurements

Financial instruments consist of cash and cash equivalents, investments, accounts receivable, and accounts payable.

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

As of June 30, 2026, and December 31, 2025, financial assets classified as Level 2 consisted of money market funds. The Company reviews trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the Level 2 classification of these securities within the fair value hierarchy.

As of June 30, 2026, and December 31, 2025, financial liabilities classified as Level 3 consisted of the contingent consideration due to the APT acquisition. The Company reviews the change in the fair value of contingent consideration, which is performed by a third-party valuation firm. See Contingent Liabilities- Earnout Consideration section below for further information regarding the valuation methods used by the third-party valuation firm. The approach results in the Level 3 classification of the contingent consideration within the fair value hierarchy.

Accounts Receivable, Contract Assets, and Allowance for Credit Losses

Accounts receivable primarily include amounts due from hospitals and distributors for acquisition of robotic magnetic navigation systems, associated disposable device sales and service contracts, net of allowances for expected credit losses. Credit is granted on a limited basis, with balances due generally within 30 days of billing. Also included within accounts receivable as of June 30, 2026, is $1.1 million in interim financing provided to Robocath. This interim financing was subsequently settled as an offset to the upfront consideration at closing of the Robocath acquisition. See Note 12, Subsequent Events.

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

Our revenue recognition policy affects the following revenue streams in our business as follows:

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, and a service-type warranty for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 for the six months ended June 30, 2026, and 2025. Revenue from system delivery and installation represented 20% and 31% of revenue for the six months ended June 30, 2026, and 2025, respectively.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the six months ended June 30, 2026, and 2025. Disposable revenue represented 41% and 34% of revenue for the six months ended June 30, 2026, and 2025, respectively.

Royalty:

The Company receives royalties on the sale of various devices as provided by co-development and co-placement arrangements with various manufacturers. There was no royalty revenue for the six months ended June 30, 2026, and 2025.

Other Recurring Revenue:

Other recurring revenue includes revenue from product maintenance plans, service-type warranties, and other post warranty maintenance. Revenue from services and software enhancements, including service-type warranties, are deferred and amortized over the service or update period, which is typically one year. Revenue related to services performed on a time-and-materials basis is recognized when performed. Other recurring revenue represented 39% and 35% of revenue for the six months ended June 30, 2026, and 2025, respectively.

The following table summarizes the Company’s revenue for systems, disposables, and service and accessories for the three months and six months ended June 30, 2026, and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Systems	$1,479	$3,038	$2,798	$5,002
Disposables, service and accessories	6,191	5,760	11,163	11,268
Total revenue	$7,670	$8,798	$13,961	$16,270

Transaction price allocated to remaining performance obligations relates to amounts allocated to products and services for which the revenue has not yet been recognized. A significant portion of this amount relates to the Company’s systems contracts and obligations that will be recognized as revenue in future periods. These obligations are generally satisfied within two years after contract inception but may occasionally extend longer. Transaction price representing revenue to be earned on remaining performance obligations on system contracts was approximately $9.3 million as of June 30, 2026. Performance obligations arising from contracts for disposables and service are generally expected to be satisfied within one year after entering into the contract.

The following table summarizes the Company’s contract assets and liabilities (in thousands):

	June 30, 2026	December 31, 2025
Contract Assets - unbilled receivables	$783	$276
Total unbilled receivables	$783	$276

Customer deposits	$994	$1,070
Product shipped, revenue deferred	594	993
Deferred service and license fees	4,724	4,167
Total deferred revenue	$6,312	$6,230
Less: Long-term deferred revenue	(384)	(555)
Total current deferred revenue	$5,928	$5,675

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

Revenue recognized for the six months ended June 30, 2026, and 2025, that was included in the deferred revenue balance at the beginning of each reporting period was $3.4 million and $4.9 million, respectively.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets, in the Company’s consolidated balance sheet were approximately $0.2 million and $0.1 million as of June 30, 2026, and December 31, 2025, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

Contingent Liabilities- Earnout Consideration

The Company has determined that the contingent consideration due under the terms of its July 31, 2024, acquisition agreement with APT Holding Company, Inc. represents a contingent liability in accordance with the provisions of ASC 805, Business Combinations. The Company has established short-term and long-term contingent liabilities for the net present fair value of contingent payments which are both probable of occurrence and reasonably estimable. The initial fair value of the contingent consideration was determined by a third-party valuation firm using both a Monte Carlo simulation and probability-based approaches. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in the Company’s earnings as a charge to General and Administrative expenses. See Note 10 under the subheading “Access Point Technologies Share Purchase Agreement” for further discussion of the contingent consideration recorded as of June 30, 2026.

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

Stock-Based Compensation

The Company accounts for its grants of stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units and for its employee stock purchase plan in accordance with the provisions of ASC 718, Compensation – Stock Compensation. These accounting principles require the determination of the fair value of the stock-based compensation at the grant date and the recognition of the related expense over the period in which the stock-based compensation vests.

For time-based awards, the Company utilizes the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights at the date of grant. The weighted average assumptions and fair value for options granted during the six months ended June 30, 2026, were 1) expected dividend rate of 0%; 2) expected volatility of 71% based on the Company’s historical volatility; 3) risk-free interest rate based on the Treasury yield on the date of grant; and 4) expected term of 6.25 years. The resulting compensation expense is recognized over the requisite service period, which is generally four years, net of actual forfeitures. Restricted shares and units granted to employees and non-employee directors are valued at the fair market value at the date of grant. The Company amortizes the fair market value to expense over the service period, which is generally four years except for grants to directors which are generally earned over a period of six months. If the shares are subject to performance objectives, the resulting compensation expense is amortized over the anticipated vesting period and is subject to adjustment based on the actual achievement of objectives.

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

The following table sets forth the computation of basic and diluted EPS (in thousands except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(4,468)	$(3,826)	$(10,329)	$(9,649)
Cumulative dividend on convertible preferred stock	(314)	(318)	(625)	(632)
Net loss attributable to common stockholders	$(4,782)	$(4,144)	$(10,954)	$(10,281)

Weighted average number of common shares and equivalents:	100,031,760	87,952,086	99,496,942	87,861,231
Basic EPS	$(0.05)	$(0.05)	$(0.11)	$(0.12)
Diluted EPS	$(0.05)	$(0.05)	$(0.11)	$(0.12)

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

As of June 30, 2026, the Company had 4,659,255 shares of common stock issuable upon the exercise of outstanding options and stock appreciation rights at a weighted average exercise price of $3.29 per share, 51,178,184 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock, and 2,446,321 shares of unvested restricted share units. awarded under the 2022 Stock Purchase Plan, and 13,000,000 unvested share units relating to the 2021 CEO Performance Award Unit Grant. The Company had no unearned restricted shares outstanding as of June 30, 2026.

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

3. Financial Instruments

The following table summarizes the Company’s cash and cash equivalents, amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant category reported as cash and cash equivalents as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
	Reported as:	Reported as:
(in thousands)	Cash and Cash Equivalents	Cash and Cash Equivalents
Cash	$1,767	$1,325
Level 2
Money market funds	8,724	12,096
Subtotal	8,724	12,096
Total assets measured at fair value	$10,491	$13,421

Interest income recorded for these cash and investments was consistent at approximately $0.2 million and $0.5 million during the six months ended June 30, 2026, and the year ended December 31, 2025, respectively.

As of June 30, 2026, and December 31, 2025, the Company did not have any financial assets classified as Level 1 or Level 3. The contingent consideration is carried at fair value and is a Level 3 financial liability. See further discussion of the contingent consideration in Note 10 under the subheading “Access Point Technologies Share Purchase Agreement”.

4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$7,714	$6,515
Work in process	2,302	2,230
Finished goods	5,155	3,413
Reserve for excess and obsolescence	(2,651)	(2,591)
Total inventory	$12,520	$9,567

The Company had approximately $2.7 million in reserve for excess and obsolescence. The reserve includes the fair value of slow-moving acquired inventory and the value of Niobe Systems and related raw materials and spare parts.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$395	$435
Prepaid commissions	176	110
Deposits	727	257
Long-term accounts receivable	123	135
Other assets	25	39
Total prepaid expenses and other assets	1,446	976
Less: Noncurrent prepaid expenses and other assets	(335)	(278)
Total current prepaid expenses and other assets	$1,111	$698

6. Property and Equipment

Property and Equipment consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Equipment	$5,062	$4,919
Leasehold improvements	2,926	2,916
	7,988	7,835
Less: Accumulated depreciation	(5,107)	(4,816)
Net property and equipment	$2,881	$3,019

7. Goodwill and Intangible Assets

Goodwill and Intangible Assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Goodwill	$3,764	$3,764

Developed technology	$6,442	$6,442
In process research and development	578	578
Customer relationships	310	310
Trademark	410	410
Total intangibles	7,740	7,740

Less: Accumulated amortization	(1,783)	(1,311)
Net intangibles	$5,957	$6,429

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

As of June 30, 2026, the weighted average discount rate for operating leases was 9% and the weighted average remaining lease term for operating lease term is 5.60 years.

The following table represents lease costs and other lease information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$277	$269	$548	$538
Short-term lease cost	1	1	3	2
Total net lease cost	$278	$270	$551	$540

Cash paid within operating cash flows	$294	$292	$609	$587

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2026, were as follows (in thousands):

June 30, 2026
2026	$554
2027	1,134
2028	1,159
2029	1,185
2030	1,211
2031 and thereafter	1,355
Total lease payments	6,598
Less: Interest	(1,425)
Present value of lease liabilities	$5,173

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued salaries, bonus, and benefits	$1,085	$1,860
Accrued warranties	41	41
Accrued professional services	150	77
Accrued taxes	50	62
Deferred contract obligation	1,045	1,045
Other	51	77
Total accrued liabilities	2,422	3,162
Less: Long term accrued liabilities	(1,097)	(1,097)
Total current accrued liabilities	$1,325	$2,065

10. Convertible Preferred Stock and Stockholders’ Equity

The holders of common stock are entitled to one vote for each share held and to receive dividends when and as declared by the Board of Directors out of funds legally available for dividends, subject to the prior rights or preferences applicable to any preferred stock as may then be outstanding. No common stock dividends have been declared or paid as of June 30, 2026, and the Company does not presently intend to pay any cash dividends in the foreseeable future.

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

During the six months ended June 30, 2026, the Company sold an aggregate of 2,361,579 shares of common stock under the Sales Agreement, at an average price of approximately $2.34 per share for gross proceeds of $5.5 million and net proceeds of $5.3 million, after deducting Roth’s commission and other expenses. As of June 30, 2026, $49.3 million of common stock remained available to be sold under this program, subject to certain conditions as specified in the Sales Agreement. The Company intends to use the net proceeds from any sales of common stock this at-the-market offering program for working capital, research and development and other general corporate purposes, including the accelerated commercialization of the Company’s innovation pipeline.

2025 Equity Financing

On July 17, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Lake Street Capital Markets, LLC (“Placement Agent”) and a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”) pursuant to which the Company sold, in a registered direct offering (the “Offering”), $12.5 million shares of its common stock, as described below. The public offering price for each share of common stock in the Offering was $2.00. At the initial closing (the “Initial Closing”) under the Purchase Agreement on July 18, 2025, the Company issued an aggregate of 4,250,000 shares of its common stock (the “Initial Shares”) to the Investors and received net proceeds of $7.8 million after deducting the Placement Agent’s fees and other offering expenses payable by the Company with respect to such Initial Shares. The Company paid the Placement Agent a cash compensation fee equal to 5.5% as to $7.5 million of the gross proceeds received at the Initial Closing, plus reimbursement of certain expenses. In addition, the Company issued 2,000,000 additional Shares (the “Additional Shares”) to one of the Investors on November 18, 2025 (the “Additional Closing”). At the Additional Closing, the Company received net proceeds of $4.0 million for such Additional Shares, after deducting Offering expenses payable by the Company with respect to such Additional Shares.

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

Thereafter, the Company issued a portion of the Earnout Shares deliverable under the APT Share Purchase Agreement to APT Holding, comprised of (i) 417,710 Earnout Shares on August 7, 2025 in accordance with Section 2.5(b) of the APT Share Purchase Agreement, and (ii) 1,001,813 Earnout Shares on October 29, 2025 in accordance with Section 2.5(c) of the APT Share Purchase Agreement.

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

The Company recognized expense of $1.4 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively, due to the revaluation of contingent consideration. This expense is recognized within General and Administrative expenses.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $2.6 million and $3.5 million for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, and 2025, the Company had approximately $20.1 million and $26.3 million, respectively, of total unrecognized stock-based compensation expense remaining under the CEO Performance Award assuming the grantee’s continued employment as CEO of the Company, or in a similar capacity, through 2030. As of June 30, 2026, none of the performance milestones established by the 2021 CEO Incentive Program have been achieved, and no awards have been earned.

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

As of June 30, 2026, the Company had 3,317,355 remaining shares of the Company’s common stock to provide for current and future grants under its various equity plans.

As of June 30, 2026, the total compensation cost related to options, stock appreciation rights, and non-vested stock granted to employees and non-employees under the Company’s stock award plans but not yet recognized was approximately $2.2 million, excluding compensation not yet recognized related to the CEO Performance Award discussed above. This cost will be amortized over a period of up to four years over the underlying estimated service periods and will be adjusted for subsequent changes in actual forfeitures and anticipated vesting periods.

A summary of the option and stock appreciation rights activity for the six-month period ended June 30, 2026, is as follows:

	Number of Options/SARs	Range of Exercise Price	Weighted Average Exercise Price per Share
Outstanding, December 31, 2025	4,270,381	$0.74 - $9.20	$3.49
Granted	621,500	$1.87 - $2.02	1.87
Exercised	(20,115)	$0.74 - $2.03	1.29
Forfeited	(212,511)	$1.53 - $6.96	3.44
Outstanding, June 30, 2026	4,659,255	$0.74 - $9.20	$3.29

A summary of the restricted stock unit activity for the six-month period ended June 30, 2026, is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2025	2,480,633	$2.49
Granted	310,688	$2.11
Vested	(115,000)	$2.32
Forfeited	(230,000)	$1.60
Outstanding, June 30, 2026	2,446,321	$2.53

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

At June 30, 2026, Stereotaxis had $6.3 million of insurance receivables recorded as insurance receivable and $6.3 million of legal contingencies recorded as accrued legal liabilities, both related to ongoing litigation. We believe we have substantial defenses to these claims; however, the ultimate outcome of legal proceedings and the availability and collectability of insurance recoveries are inherently uncertain, and we will continue to evaluate developments and adjust our assessments as necessary.

In February 2024, a vendor filed financing statements under the Uniform Commercial Code (“UCC”) on underlying inventory for approximately $0.6 million. We believe the financing statements were filed without merit, and we are fully contesting the propriety of such actions.

In April 2021, the Company entered into a letter of credit pursuant to the lease agreement totaling approximately $1.8 million to be delivered in four equal installments of which the first was delivered in April 2021, the second in July 2021, the third in October 2021, and the fourth in January 2022. The amount available under this letter of credit automatically reduced by one-fortieth at the end of each month during the lease term and was fully reduced in May 2025.

12. Subsequent Events

On July 7, 2026, the Company completed its previously announced acquisition (the “Robocath Acquisition”) of shares and other securities collectively representing 100% of the share capital and voting power of Robocath, a French société par actions simplifiée (“Robocath”), pursuant to the Share Sale Agreement dated April 14, 2026, for upfront consideration of approximately $20.0 million in cash and common stock.

Robocath, headquartered in Rouen, France, is an innovator of advanced mechanical robotic technology for interventional cardiology and neurointerventions.

At the closing of the Robocath Acquisition, the Company made certain cash payments of $2.7 million for the benefit of Robocath’s securityholders and issued (i) 1,469,485 shares of common stock and (ii) pre-funded warrants to purchase 4,575,143 shares of common stock to the securityholders. The Company also issued 225,000 shares of common stock to Robocath’s financial advisor as partial payment of a success fee for acquisition advisory services. Additionally, an aggregate of $1.1 million of interim financing provided to Robocath was settled as a reduction to the upfront consideration paid at the closing. The Share Sale Agreement provides for up to $25.0 million of additional earnout consideration, payable in cash, shares of common stock (including shares issuable upon exercise of Purchaser Warrants) or a combination thereof at the Company’s election, upon achievement of one regulatory milestone and two commercial milestones during periods ending December 31, 2033, December 31, 2035 and December 31, 2037, respectively. In no event will the Company be obligated to issue a number of earnout shares, that, together with the Upfront Stock Consideration, warrants, and payments to Robocath’s financial advisor, would exceed 19.9% of the total number of shares of the Company’s common stock issued and outstanding immediately prior to the July 7, 2026 closing. Because the Robocath Acquisition occurred after June 30, 2026, the initial accounting for the business combination, including the purchase price allocation and the estimated fair value of contingent consideration, has not been completed. The results of Robocath will be included in the Company’s consolidated financial statements beginning July 7, 2026.

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

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, as well as risks and uncertainties related to our acquisition of Access Point Technologies EP, Inc. (“APT”) and our recently completed acquisition of Robocath. Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, sales and marketing strategy, regulatory strategy, industry, economic conditions, financial condition, liquidity, capital resources and results of operations; the ongoing impact of the coronavirus (“COVID-19”) pandemic and our response to it or the impact of any similar pandemic; and statements relating to our acquisitions of APT and Robocath, including the anticipated benefits and strategic implications of the acquisitions; our ability to integrate acquired operations; manufacture, develop, commercialize and sell acquired products; retain key personnel; fund Robocath’s operations; and achieve regulatory and commercial milestones that could trigger contingent payments. Such statements include, but are not limited to, statements preceded by, followed by, or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “would” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they are made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

We pursue arrangements with fluoroscopy system manufacturers to provide RMN Systems in a bundled purchase for hospitals establishing robotic interventional operating rooms. An integrated x-ray system is critical for customer adoption of RMN Systems and, when offered in a bundled purchase with the RMN System, may reduce the cost of acquisition, the ongoing cost of ownership, and the complexity of installation of a robotic electrophysiology practice.

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

Corporate Developments

On July 7, 2026, the Company completed its previously announced acquisition of shares and other securities collectively representing 100% of the share capital and voting power of Robocath, a French société par actions simplifiée (“Robocath”), pursuant to the Share Sale Agreement dated April 14, 2026, for approximately $20.0 million in cash and common stock.

Robocath, headquartered in Rouen, France, is an innovator of advanced mechanical robotic technology for interventional cardiology and neurointerventions.

At closing, the Company made certain cash payments for the benefit of Robocath’s securityholders and issued (i) 1,469,485 shares of common stock and (ii) pre-funded warrants to purchase 4,575,143 shares of common stock to the securityholders. The Company also issued 225,000 shares of common stock to Robocath’s financial advisor as partial payment of a success fee for acquisition advisory services. The Share Sale Agreement provides for up to $25.0 million of additional earnout consideration, payable in cash, shares of common stock (including shares issuable upon exercise of Purchaser Warrants) or a combination thereof at the Company’s election, upon achievement of one regulatory milestone and two commercial milestones during periods ending December 31, 2033, December 31, 2035 and December 31, 2037, respectively.

Stereotaxis has continued to advance development and regulatory approval of its Robotic Magnetic Navigation systems and proprietary interventional devices.

In the fourth quarter of 2025, we received FDA 510(k) clearance in the United States for the GenesisX RMN System. This latest generation of the RMN System is designed to significantly enhance the accessibility of Robotic Magnetic Navigation by eliminating the lengthy construction cycle necessary to install prior-generation RMN systems. In October 2025, we obtained CE Mark for the Synchrony Solution, and in April 2026, we received FDA 510(k) clearance in the United States.

The Stereotaxis MAGiC catheter, a robotically navigated magnetic ablation catheter designed to perform minimally invasive cardiac ablation procedures, obtained CE marking in Europe during the first quarter of 2025 and FDA 510(k) clearance in January 2026. MAGiC Sweep™, the first robotically navigated high-density EP mapping catheter, received FDA 510(k) clearance in July 2025. We are in the process of obtaining necessary approvals for both devices in other geographies. We are also currently seeking regulatory clearances for the EMAGIN 5F catheter guide, which is designed to robotically navigate tortuous venous and arterial vasculature.

Tariff and Trade Regulation Update

Beginning in 2025, the U.S. implemented a baseline tariff framework on most imports, with higher country- and product-specific rates for certain trading partners, including Mexico, Germany, Japan and China, among others, alongside reciprocal measures announced by other jurisdictions. In February 2026, the U.S. Supreme Court ruled that tariffs levied under the International Emergency Economic Powers Act (“IEEPA”) were unconstitutional. As a result of this ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to begin formalizing a refund process. On April 20, 2026, CBP launched an online portal for IEEPA tariff refund requests, which are subject to review by CBP. Such refund process was appealed and is subject to ongoing litigation, as well as refund process developments. In response to the Supreme Court’s ruling, a new 10% surcharge on most imports was imposed under Section 122 of the Trade Act of 1974. The surcharge took effect on February 24, 2026, and expired on July 24, 2026. These Section 122 tariffs are currently subject to legal challenge and in May 2026, the CIT issued a ruling that the Section 122 tariffs are unauthorized by the statute, although this ruling is currently stayed pending appeal. Previous exclusions, including for qualifying goods under the United States-Mexico-Canada Agreement (“USMCA”), remained in place. In July 2026, the U.S. presidential administration imposed additional tariffs under Section 301 of the Trade Act of 1974. These Section 301 tariffs are also currently subject to legal challenge.

We source certain subassemblies from Mexico, all of which qualify under USMCA; therefore, these items were not subject to the increased tariff, and the effect on our cost of revenue for the six months ended June 30, 2026, was immaterial. We currently expect our Mexican subassemblies to continue to qualify under USMCA and therefore do not expect a material impact from future changes relating to these items.

Some of our suppliers have also incurred incremental tariffs and have passed or may pass those additional costs on to us. These pass-through tariffs and other specific tariff actions against steel and aluminum have resulted in an effective rate of up to 60% (“tariff stacking”) on certain specialty alloys that we source from Europe and Japan. These measures have not had a material direct impact on our operations to date, but the long-term effects of these and other existing or future trade measures are difficult to predict.

We also import certain raw materials and finished goods from outside of the U.S. that are subject to tariffs, including our proprietary MAGiC catheter, which is manufactured in Germany and currently distributed principally in Europe. This device received FDA 510(k) clearance in the U.S. in January 2026, and we are currently ramping up production as a replacement for catheters previously supplied to users by J&J. Tariffs could render the U.S. product launch of the MAGiC catheter uneconomical, which could slow adoption of our Robotic Magnetic Navigation (“RMN”) platform.

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

During the six months ended June 30, 2026, tariffs and other trade measures recognized in total cost of revenue were not material. Future changes to tariff rates, the availability of tariff refunds and the imposition of new tariffs by the U.S. and/or other countries could result in a material impact to our results of operations. There remains substantial uncertainty regarding the duration of various existing and newly announced or intended tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, suspended, or invalidated, and the ultimate impact of changes to tariffs and trade barriers will depend on various factors, including the timing, amount, scope, and nature of any tariffs or trade barriers that are implemented and the availability of refunds, all of which could have a material adverse effect on our business, financial condition, or results of operations. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.

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

As a result of our acquisition of APT EP, Inc. July 2024 and of Robocath in July 2026, we are managing the ongoing businesses of both APT and Robocath, which include the manufacturing, commercializing, developing and selling catheters, interventional products and other related products and services. The manufacturing process for catheters is complex and highly technical, and our experience in this field is prior to the APT acquisition was dated. The process can be subject to periodic worldwide supply chain disruptions, including labor shortages and inflationary pressures, tariffs or other trade restrictions, and logistics delays that make it difficult for us to source parts and ship our products. We may require a higher level of overhead than currently anticipated. Our ability to successfully manage this aspect of our business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of APT and Robocath into our business, but also the increased scope of the combined business and its associated costs and complexity. We are integrating both APT’s and Robocath’s respective businesses into our own, and implementing safeguards to minimize any negative impacts on our financial position, results of operations and cash flows. In addition, Robocath is located in, and organized under the law of, France, and that may present additional accounting, cultural, regulatory and other issues. Please refer to Part II, Item 1A, Risk Factors, for a description of the risks associated with the Robocath acquisition.

Since our inception, we have generated significant losses. As of June 30, 2026, we have incurred cumulative net losses of approximately $593.7 million. In 2026, the Company plans to advance adoption of its robotic magnetic navigation systems and its proprietary devices in those markets where regulatory clearance has been received and to work with regulatory approval authorities in those geographies where approval is pending, with the goal of furthering clinical adoption and new system placements. We expect to incur additional losses in 2026 as we continue the development and commercialization of our products, conduct our research and development activities, advance new products into clinical development from our existing research programs, fund additional sales and marketing initiatives, and fund Robocath’s ongoing operations and development of its next-generation R-Two products. Robocath has sustained historical operating losses, and we expect that it will continue to incur operating losses and negative cash flows in the coming years. We may be required to fund Robocath’s ongoing operations for the foreseeable future. During the remainder of 2026, we will continue to monitor the impact of the macroeconomic environment on our project timing, regulatory approvals, customer and supplier operations, and our operating results. Until we can generate significant cash flow from our operations, we expect to continue to fund our operations with cash resources primarily generated from the proceeds of our past and future public offerings and private sales of our equity securities. We cannot accurately predict the timing and amount of our utilization of capital, which will depend on several factors outside of our control.

Based on our current plans and assumptions, we believe our existing cash and cash equivalents, including the proceeds from our at-the-market offering program and July 2025 equity raise, will be sufficient to fund our operating expenses and capital equipment requirements, including currently anticipated funding requirements for Robocath’s operations and development activities. In light of the macroeconomic environment and the uncertainties associated with integrating and funding Robocath, however, we cannot guarantee that we will not need additional funding in the future. We will continue to explore financing alternatives, and we cannot guarantee that additional financing will be available on acceptable terms or that such financing will not be dilutive to our stockholders. If adequate funds are not available to us, we could be required to delay development or commercialization of new products, license to third parties rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves, or reduce the sales, marketing, customer support or other resources devoted to our products, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we could be required to cease operations.

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

Systems:

Contracts related to the sale of systems typically contain separate obligations for the delivery of system(s), installation, and a service-type warranty for one year following installation. Revenue is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from service-type warranties is included in Other Recurring Revenue and is recognized ratably typically over the first year following installation of the system as the customer receives the service-type warranty throughout the period. The Company’s system contracts generally do not provide a right of return. Systems may be covered by a one-year assurance-type warranty in lieu of a service-type warranty. Assurance-type warranty costs were less than $0.1 million for the six months ended June 30, 2026, and 2025.

Disposables:

Revenue from sales of disposable products is recognized when control is transferred to the customers, which generally occurs at the time of shipment, but can also occur at the time of delivery depending on the customer arrangement. Disposable products are covered by an assurance type warranty that provides for the return of defective products. Warranty costs were not material for the six months ended June 30, 2026, and 2025.

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

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has determined that sales incentive programs for the Company’s sales team meet the requirements to be capitalized as the Company expects to generate future economic benefits from the related revenue generating contracts after the initial capital sales transaction. The costs capitalized as contract acquisition costs included in prepaid expenses and other assets in the Company’s consolidated balance sheets were approximately $0.2 million and $0.1 million as of June 30, 2026, and December 31, 2025, respectively. The Company did not incur any impairment losses during any of the periods presented.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026, and 2025

Revenue. Revenue decreased from $8.8 million for the three months ended June 30, 2025, to $7.7 million for the three months ended June 30, 2026, a decrease of 13%. Revenue from the sales of systems decreased to $1.5 million for the three months ended June 30, 2026, from $3.0 million for the three months ended June 30, 2025, driven by decreased sales volume in the current year period. Revenue from sales of disposable interventional devices, service, and accessories increased to approximately $6.2 million for the three months ended June 30, 2026, from $5.8 million for the three months ended June 30, 2025, an increase of approximately 7%. The increase in the current period was primarily driven by higher current period disposable sales of Stereotaxis supplied catheters which include our proprietary MAGiC ablation catheter partially offset by continuing pressure from the Johnson & Johnson transition.

Cost of Revenue. Cost of revenue decreased from $4.2 million for the three months ended June 30, 2025, to $3.2 million for the three months ended June 30, 2026, a decrease of approximately 25%. As a percentage of our total revenue, overall gross margin increased to 58% for the three months ended June 30, 2026, from 52% for the three months ended June 30, 2025, primarily due to changes in product mix. Cost of revenue for systems sold decreased from $2.4 million for the three months ended June 30, 2025, to $1.1 million for the three months ended June 30, 2026, driven by decreased system sales volume in the current year period. Gross margin for systems was $0.7 million for the three months ended June 30, 2025, compared to $0.4 million for the three months ended June 30, 2026. Cost of revenue for disposables, service, and accessories increased from $1.9 million for the three months ended June 30, 2025, to $2.1 million for the three months ended June 30, 2026, driven by increased disposable sales volumes. Gross margin for disposables, service, and accessories decreased to 66% for the three months ended June 30, 2026, from 68% for the three months ended June 30, 2025 due to changes in product mix in the current period.

Research and Development Expenses. Research and development expenses increased from $1.8 million for the three months ended June 30, 2025, to $2.4 million for the three months ended June 30, 2026, an increase of approximately 34%. This increase was primarily driven by the capitalization of GenesisX into inventory in the prior year period and partially offset by lower headcount-related costs in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.3 million for the three months ended June 30, 2025, to $2.6 million for the three months ended June 30, 2026, a decrease of approximately 21%. This decrease was primarily due to lower headcount-related costs and trade-show expenses in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management expenses, amortization of acquisition related intangible assets, and the gain or loss associated with the remeasurement of the acquisition related contingent consideration. General and administrative expenses increased from $4.0 million for the three months ended June 30, 2025, to $4.1 million for the three months ended June 30, 2026, an increase of approximately 2%.

Other Operating Expense. The Company received approximately $0.5 million in an employee retention tax credit in the second quarter of 2025.

Interest Income. Net interest income remained consistent at $0.1 million for the three months ended June 30, 2025, and 2026.

Comparison of the Six Months Ended June 30, 2026, and 2025

Revenue. Revenue decreased from $16.3 million for the six months ended June 30, 2025, to $14.0 million for the six months ended June 30, 2026, a decrease of approximately 14%. Revenue from sales of systems decreased to $2.8 million for the six months ended June 30, 2026, from $5.0 million for the six months ended June 30, 2025, driven by decreased sales volume in the current-year period. Revenue from sales of disposable interventional devices, service, and accessories decreased to approximately $11.2 million for the six months ended June 30, 2026, from $11.3 million for the six months ended June 30, 2025, a decrease of approximately 1%. The decrease in the current period was primarily driven by the transition from catheters provided by Johnson & Johnson to Stereotaxis-supplied catheters including sales of our proprietary MAGiC ablation catheter.

Cost of Revenue. Cost of revenue decreased from $7.6 million for the six months ended June 30, 2025, to $5.7 million for the six months ended June 30, 2026, a decrease of approximately 26%. As a percentage of our total revenue, overall gross margin increased to 59% for the six months ended June 30, 2026, from 53% for the six months ended June 30, 2025, primarily due to changes in product mix. Cost of revenue for systems sold decreased from $4.0 million for the six months ended June 30, 2025, to $1.9 million for the six months ended June 30, 2026, driven by decreased system sales volume in the current year period. Gross margin for systems was $1.0 million for the six months ended June 30, 2025, compared to $0.9 million for the six months ended June 30, 2026. Cost of revenue for disposables, service, and accessories increased from $3.6 million for the six months ended June 30, 2025, to $3.8 million for the six months ended June 30, 2026, driven by increased disposable sales volumes. Gross margin for disposables, service, and accessories decreased to 66% for the six months ended June 30, 2026, from 68% for the six months ended June 30, 2025 due to changes in product mix in the current period.

Research and Development Expenses. Research and development expenses increased from $4.1 million for the six months ended June 30, 2025, to $4.8 million for the six months ended June 30, 2026, an increase of approximately 16%. This increase was primarily driven by the capitalization of GenesisX into inventory in the prior year period and partially offset by lower headcount-related costs in the current year period.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $6.4 million for the six months ended June 30, 2025, to $5.2 million for the six months ended June 30, 2026, a decrease of approximately 19%. This decrease was primarily due to lower headcount-related costs and trade-show expenses in the current year period.

General and Administrative Expenses. General and administrative expenses include finance, information systems, legal, and general management expenses, amortization of acquisition related intangible assets, and the gain or loss associated with the remeasurement of the acquisition related contingent consideration. General and administrative expenses increased from $8.5 million for the six months ended June 30, 2025, to $8.8 million for the six months ended June 30, 2026, an increase of approximately 4%.

Other Operating Expense. The Company received approximately $0.5 million in an employee retention tax credit in the second quarter of 2025.

Interest Income. Net interest income remained consistent at approximately $0.2 million for the six months ended June 30, 2025, and 2026.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash, cash equivalents, and investments.

As of June 30, 2026, we had $10.5 million of cash and cash equivalents. We had working capital of $11.2 million as of June 30, 2026, compared to $11.5 million as of December 31, 2025.

In July 2025, we closed a registered direct offering of our common stock for $8.5 million in gross proceeds before deducting offering expenses. In November 2025, we completed the additional closing from the July registered direct offering for $4.0 million in gross proceeds before deducting offering expenses.

On March 13, 2026, we filed a new shelf registration statement on Form S-3 (File No. 333-294288) to register (i) $100.0 million of debt securities, common stock, preferred stock, warrants, rights or units consisting of any two or more of such securities (the “2026 Shelf”) and (ii) $50.0 million of common stock that may be issued under the at-the-market offering program with Roth Capital described below. The 2026 Shelf was declared effective by the SEC on March 20, 2026.

As noted above, in August 2025, we entered into a sales agreement with Roth Capital Markets (“Roth”), as sales agent and/or principal, under which we may issue and sell up to $50.0 million of our common stock. On March 13, 2026, we entered into a first amendment to the sales agreement, which modified the original sales agreement to, among other things, reflect our filing of a new Registration Statement on Form S-3 with the SEC on March 13, 2026 and set the maximum amount of shares of our common stock that we may offer and sell through or to Roth at $50 million from the date of the amendment to the sales agreement, subject to certain limitations set forth in the amendment. During the six months ended June 30, 2026, we sold an aggregate of 2,361,579 shares of common stock under the sales agreement, at an average price of approximately $2.34 per share for gross proceeds of $5.5 million and net proceeds of $5.3 million, after deducting Roth’s commission and other expenses. As of June 30, 2026, $49.3 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the sales agreement.

For additional information on our “at-the-market” facility, refer to Note 10, Convertible Preferred Stock and Stockholders’ Equity of the notes to the consolidated financial statements, under the subheading At-the-Market Offering Program, included within this report.

The following table summarizes our cash flow by operating, investing and financing activities for the six months ended June 30, 2026, and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flow used in operating activities	$(7,117)	$(5,512)
Cash flow used in investing activities	(1,224)	(23)
Cash flow provided by financing activities	5,411	66

Net cash used in operating activities. We used approximately $7.1 million and $5.5 million of cash for operating activities during the six months ended June 30, 2026 and 2025, respectively. The increase in cash used in operating activities was driven by the higher operating loss in the current-year period and changes in working capital.

Net cash used in investing activities. We used approximately $1.2 million of cash for investing activities during the six months ended June 30, 2026, for interim financing provided to Robocath and the purchase of equipment. We used less than $0.1 million of cash for investing activities during the six months ended June 30, 2025, for the purchase of equipment.

Net cash provided by financing activities. We generated approximately $5.4 million of cash from financing activities during the six months ended June 30, 2026, and approximately $0.1 million during the six months ended June 30, 2025. The cash generated in 2026 was primarily driven by proceeds from the at-the-market offering. The cash generated in 2025 was driven by proceeds from the issuance of stock upon the exercise of options, net of issuance costs, and from our employee stock purchase program.

Capital Resources

As of June 30, 2026, the Company did not have any debt.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 11, Commitments and Contingencies, to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as set forth in the supplemental risk factors relating to the Robocath acquisition included as Exhibit 99.1 to our Current Report on Form 8-K dated July 15, 2026, and filed with the SEC on July 16, 2026, which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

2.1 #†	Share Sale Agreement, dated as of April 14, 2026, by and among the Company, Robocath, the securityholders of Robocath party thereto, and Philippe Bencteux, as Manager, incorporated by reference to the Registration Statement on Form S-3 filed with the SEC on July 15, 2026, at Exhibit 2.1.

2.2 †	Joinder Agreement, dated as of July 7, 2026, by and among European Investment Bank, the Registrant, Philippe Bencteux and Supernova Invest, relating to the Share Sale Agreement dated as of April 14, 2026, incorporated by reference to the Registration Statement on Form S-3 filed with the SEC on July 15, 2026, at Exhibit 2.2.

3.1	Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 000-50884) filed on July 10, 2012.

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36159) filed on September 30, 2016.

3.4	Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q (File No. 000-50884) for the fiscal quarter ended September 30, 2004.

4.1	Form of Purchaser Warrant, incorporated by reference to the Registration Statement on Form S-3 filed with the SEC on July 15, 2026, at Exhibit 4.3.

10.1	Resale Organization Agreement, dated as of July 7, 2026, by and among the Company and the securityholders of Robocath party thereto, incorporated by reference to the Registration Statement on Form S-3 filed with the SEC on July 15, 2026, at Exhibit 10.1.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

32.1	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Executive Officer).

32.2	Section 1350 Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Chief Financial Officer).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment for any schedules or exhibits so furnished.
†	As permitted by Regulation S-K, Item 601(b)(2)(ii) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document.

STEREOTAXIS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEREOTAXIS, INC. (Registrant)

Date: August 12, 2026	By:	/s/ David L. Fischel
David L. Fischel
Chief Executive Officer

Date: August 12, 2026	By:	/s/ Kimberly R. Peery
Kimberly R. Peery
Chief Financial Officer

